Form 10-Q
period 1995-03-31
GENCOR INDUSTRIES INC
filed 1995-05-15
CIK 64472

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                   FORM 10-Q

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                             EXCHANGE ACT OF 1934

For the quarterly period ended                March 31, 1995
                              --------------------------------------------------

                                      OR

[_]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                             EXCHANGE ACT OF 1934
For the transition period from_________________________to_______________________

Commission file number   0-3821
                      ---------

                            GENCOR INDUSTRIES, INC.
                            -----------------------
            (Exact name of registrant as specified in its charter)

         Delaware                                               59-0933147
         --------                                               ----------
(State or other jurisdiction of                              (I.R.S. Employer
incorporated or organization)                                Identification No.)

           5201 North Orange Blossom Trail, Orlando, Florida  32810
           --------------------------------------------------------
          (Address of principal executive offices)        (Zip Code)

                                (407) 290-6000
                                --------------
             (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                           Yes    X     No
                               -------     -------

Indicate number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date.

     Class                                         Outstanding at April 29, 1995
     -----                                         -----------------------------

Common stock, $.10 par value                                    1,338,832 shares
Class B stock, $.10 par value                                     434,032 shares

                            Gencor Industries, Inc.

                Form 10-Q for the Quarter Ended March 31, 1995


                                     Index
                                     -----

                                                                    Page
                                                                    ----
Part I.  Financial Information - Unaudited

         Item 1.  Financial Statements

              a)  Consolidated Balance Sheet -
                  March 31, 1995 and
                  September 30, 1994                                  3

              b)  Consolidated Income Statement -
                  Three and Six Months Ended
                  March 31, 1995 and 1994                             4

              c)  Consolidated Statement of Cash Flows -
                  Six Months Ended
                  March 31, 1995 and 1994                             5

              d)  Notes to Consolidated
                  Financial Statements                                6

         Item 2.  Management's Discussion and Analysis of
                  Financial Position and Results of Operations        7

Part II. Other Information                                            8

         Exhibit 11                                                  10

PART I.  FINANCIAL INFORMATION
ITEM 1.
- - - - - - -------

                            GENCOR INDUSTRIES, INC.
                          CONSOLIDATED BALANCE SHEET
                                  (UNAUDITED)
                            (DOLLARS IN THOUSANDS)

                                                                    March 31,        September 30,
                                                                      1995               1994
                                                                      ----               ----
Assets
- - - - - - ------
Current assets:
 Cash and cash equivalents                                         $    1,240        $    3,925
 Accounts and notes receivable, less allowance
  for doubtful accounts of $2,411 and $2,533                            7,530             5,532
Inventories:
 Raw materials                                                          8,081             6,348
 Work-in-progress                                                       4,373             1,059
 Finished goods                                                         4,127             4,703
                                                                   ----------        ----------
                                                                       16,581            12,110
Prepaid expenses, including deferred income taxes
 of $1,175 and $1,210                                                   1,582             1,871
                                                                   ----------        ----------
 Total current assets                                                  26,933            23,438

Property and equiptment, net                                           10,576            10,669
Other assets                                                              366               432
                                                                   ----------        ----------
                                                                   $   37,875        $   34,539
                                                                   ==========        ==========
Liabilities and Shareholder' Equity
- - - - - - -----------------------------------
Current Liabilities:
 Notes payable                                                     $      424        $      964
 Current portion of long-term debt                                      2,626             2,602
 Accounts payable                                                       6,220             3,700
 Customer deposits                                                      3,314             1,513
 Accrued expenses                                                       4,566             5,086
 Income taxes payable                                                     738             1,307
                                                                   ----------        ----------
  Total current liabilities                                            17,888            15,172

Long-term debt                                                         10,633            11,623
Deferred income taxes                                                     581               644

Shareholders' equity:
Preferred stock, par value $0.10 per share; authorized
 300,000 shares, none issued                                              ---               ---
Common stock, par value $0.10 per share; authorized
 5,000,000 shares; 1,605,267 and 1,459,507 shares issued,
 respectively                                                             161               146
Class B stock, par value $0.10 per share; authorized
 3,000,000 shares; 434,032 and 394,575 shares issued,
 respectively                                                              43                40
Capital in excess of par value                                          7,741             6,807
Retained earnings                                                       1,443               744
Cumulative translation adjustment                                         335               316
                                                                   ----------        ----------
                                                                        9,723             8,053
Subscription receivable from officer                                      (95)             (100)
Less common stock in treasury, at cost (266,435 and 242,214
  shares, respectively)                                                  (855)             (853)
                                                                   ----------        ----------
                                                                        8,773             7,100
Contingencies (Note 2)
                                                                   ----------        ----------
                                                                   $   37,875        $   34,539
                                                                   ==========        ==========

         See accampanying notes to consolidated financial statements.

                            GENCOR INDUSTRIES, INC.
                         CONSOLIDATED INCOME STATEMENT
                                  (UNAUDITED)
                (DOLLARS IN THOUSANDS EXCEPT PER SHARE AMOUNTS)

                                                       Three Months Ended               Six Months Ended
                                                            March 31,                      March 31,
                                                   ---------------------------     --------------------------

                                                      1995            1994           1995          1994
                                                      ----            ----           ----          ----
Net revenue                                        $   18,686      $   20,259      $   30,144     $   29,478


Costs and expenses:
 Production costs                                      12,566          14,819          21,158         22,200
 Product engineering and development                      524             523             942          1,038
 Selling, general and administrative                    3,023           2,518           5,057          4,491
                                                   ----------      ----------      ----------     ----------
                                                       16,113          17,860          27,157         27,729
                                                   ----------      ----------      ----------     ----------
Operating income                                        2,573           2,399           2,987          1,749


Other income (expense):
 Interest income                                            8              19              10             37
 Interest expense                                        (262)           (220)           (507)          (479)
 Miscellaneous                                             49             (32)            246            (42)
                                                   ----------      ----------      ----------     ----------
Income before income taxes                              2,368           2,166           2,736          1,265

Provision for income taxes                                925             772           1,085            470
                                                   ----------      ----------      ----------     ----------

Net income                                         $    1,443      $    1,394      $    1,651     $      795
                                                   ==========      ==========      ==========     ==========
Income per common share                            $     0.81      $     0.86      $     0.98     $     0.49
                                                   ==========      ==========      ==========     ==========





      See accompanying notes to consolidated financial statements.

                            GENCOR INDUSTRIES, INC.
                     CONSOLIDATED STATEMENT OF CASH FLOWS
                                  (UNAUDITED)
                            (DOLLARS IN THOUSANDS)

                                                                                Six Months Ended
                                                                                    March 31,
                                                                           ------------------------

                                                                              1995          1994
                                                                              ----          ----
Net Income                                                                 $    1,651    $     795
Adjustments to reconcile net income to cash
 provided by operations:
 Depreciation and amortization                                                    392          409
 Loss on equipment disposal                                                         3            3
 Loss (gain) on foreign exchange                                                   (2)           3
 Deposits to escrow account                                                                   (300)
 Change in assets and liabilities:
  Decrease (increase) in receivables                                           (1,985)          47
  Increase in inventories                                                      (4,463)        (941)
  Decrease in prepaid expenses                                                    289          173
  Increase (decrease) in deferred income taxes                                    (63)         134
  Increase in accounts payable and customer deposits                            4,304        2,371
  Increase (decrease) in accrued expenses                                        (525)        (362)
  Increase (decrease) in income taxes payable                                    (570)         381
                                                                           ----------    ---------
   Total adjustments                                                           (2,620)       2,642
                                                                           ----------    ---------
Cash provided (absorbed) by operations                                           (969)       3,437

Cash flows from investing activities:
 Capital expenditures                                                            (227)        (356)
 Other, net                                                                        28         (134)
                                                                           ----------    ---------
Cash used for investing activities                                               (199)        (490)

Cash flows from financing activities:
 Net reduction under lines of credit and notes payable                         (1,514)        (736)
 Other, Net                                                                        (2)          14
                                                                           ----------    ---------
Cash used for financing activities                                             (1,516)        (722)

Effect of exchange rate changes on cash                                            (1)          (1)
                                                                           ----------    ---------
Net increase (decrease) in cash                                                (2,685)       2,224

Cash and cash equivalents at
 beginning of period                                                            3,925          429
                                                                           ----------    ---------
 end of period                                                             $    1,240    $   2,653
                                                                           ==========    =========

Supplemental cash flow information:
- - - - - - -----------------------------------
Cash paid during the period for
 Interest                                                                  $      426    $     402
                                                                           ==========    =========
 Income taxes                                                              $    1,683    $   ---
                                                                           ==========    =========

                 See accompanying notes to consolidated financial statements.

                            Gencor Industries, Inc.

            Notes to Consolidated Financial Statements (Unaudited)


NOTE 1 - BASIS OF PRESENTATION
- - - - - - ------------------------------

The accompanying unaudited interim consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to such rules and regulations. The accompanying unaudited interim consolidated financial statements and related notes should be read in conjunction with the financial statements and related notes included in the Company's 1994 Annual Report on Form 10-K. In the opinion of management, all material adjustments, consisting of normal recurring adjustments, considered necessary for a fair presentation have been included in the accompanying unaudited interim consolidated financial statements. Operating results for the six months ended March 31, 1995, are not necessarily indicative of the results that may be expected for the year ending September 30, 1995.

NOTE 2 - LITIGATION
- - - - - - -------------------
In September 1994, the Company settled its patent litigation with Standard Havens Products, Inc. The secondary liens on various assets and the restricted cash equivalents held in escrow were released in accordance with this confidential settlement agreement in October 1994.

The Company is involved in various other litigation matters arising in the ordinary course of business. Management has reviewed all claims and lawsuits and, upon the advice of counsel, has made provision for estimable losses and expenses of litigation relating to claims against the Company.

NOTE 3 - STOCK DIVIDEND
- - - - - - -----------------------

On December 30, 1994, the Company issued a 10% stock dividend to all shareholders of record on November 16, 1994. Accordingly, amounts equal to the fair market value (based on quoted market prices) of the additional shares issued have been charged to retained earnings, to the extent available, and credited to Common and Class B Stock and capital in excess of par value.

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
- - - - - - -------
          RESULTS OF OPERATIONS

A.   Consolidated Results of Operations
     ----------------------------------

Results of operations for the quarter ended March 31, 1995, as compared to the quarter ended March 31, 1994:

Total net revenue for the quarter ended March 31, 1995 was $18,686,000 versus $20,259,000 for the same period of 1994, a decrease of $1,573,000 or 7.8% due to lower shipments during the last three months.

Production costs were $12,566,000 or 67.2% of net revenue in the second quarter of fiscal 1995, versus $14,819,000 or 73.1% of net revenue in the same period in fiscal 1994. The decrease in production cost dollars is a direct result of the decreased shipments and lower indirect production costs partially offset by slightly higher service costs. The lower production costs percentage is a result of an increase in sales of higher margin products and lower indirect production costs, partially offset by slightly higher service costs.

Selling, general and administrative expenses increased in the second quarter of fiscal 1995 to $3,023,000 from $2,518,000 in the same period of fiscal 1995 due primarily to higher commissions and an increase in bad debt expense.

The change in interest expense reflects lower average borrowings and higher interest rates.

Net income in the second quarter of fiscal 1995 amounted to $1,443,000, a $49,000 improvement over the second quarter of fiscal 1994 net income of $1,394,000 as a result of the above factors.

Results of operations for the six months ended March 31, 1995, as compared to the six months ended March 31, 1994:

Total net revenue for the six months ended March 31, 1995, was $30,144,000 versus $29,478,000 for the same period of 1994, an increase of $666,000 or 2.3% due to a slight increase in sales of asphalt production equipment.

Production costs were $21,158,000 or 70.2% of net revenue in the first six months of fiscal 1995, versus $22,200,000 or 75.3% of net revenue in the same period in fiscal 1994. The decrease in production costs dollars is a direct result of lower repairs, maintenance, and service costs during the six months, partially offset by the increased sales volume. The lower production costs percentage is a result of increased sales of higher margin products and lower indirect production and service costs.

Product engineering and development costs declined $96,000 or 9.2% primarily as a result of lower personnel costs.

Selling, general, and administrative expenses increased in the first six months of fiscal 1995 to $5,057,000 from $4,491,000 in the same period of fiscal 1994, due primarily to higher commissions and an increase in bad debt expense.

The change in interest expense for the reporting period reflects lower average borrowings and higher interest rates.

Net income increased in the first six months of fiscal 1995 to $1,651,000, from $795,000 in the first six months of fiscal 1994 as a result of the above factors.

Liquidity and Capital Resources
- - - - - - -------------------------------

The Company had working capital at March 31, 1995 of $9,045,000 as compared with working capital of $8,266,000 as of September 30, 1994. The increase in working capital resulted from an increase in accounts receivable and inventories, partially offset by an increase in customer deposits and accounts payable.

The Company's asphalt production equipment operations are subject to seasonal fluctuations, often resulting in lower sales in the first and fourth fiscal quarters of each year and much lower earnings or losses during such quarters. Traditionally, asphalt producers do not purchase new equipment or replace old equipment during the summer and fall months, thereby avoiding disruption of their activities during such peak periods of highway construction.

The Company owns several real estate properties which are regarded as excess and are unused as a result of having built more efficient, modern facilities and consolidation. The proceeds of these sales will be used primarily to reduce bank debt. The Company cannot predict when it will sell these parcels of property.

The Company has a dispute with the holder of the second mortgage on its Orlando property and, as a consequence, such mortgage is in default. The matter is under review by the partners and if the Company will be not able to negotiate a satisfactory resolution, it intends to litigate the issues vigorously. As of this time, such mortgage is included in the current portion of long-term debt.

The Company believes that, assuming a continuation of all present conditions and banking arrangements, it will be able to meet its working capital needs during fiscal 1995 through operations.

B.   Financial Condition as of March 31, 1995
     ----------------------------------------

     There are no material changes in the Company's financial condition from that reported as of September 30, 1994.

PART II.  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS
- - - - - - --------------------------

See Note 2-Litigation in Notes to Consolidated Financial Statements.

ITEM 3.  DEFAULTS
- - - - - - -----------------

See Item 2-Liquidity and Capital Resources.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K
- - - - - - -----------------------------------------

A.   Exhibits:

     (11) Statement regarding computation of earnings per share.
     (27) Financial Data Schedule.

B.   Reports on Form 8-K:

     None

                                   SIGNATURES


Pursuant to the requirements of Sections 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                   GENCOR INDUSTRIES, INC.



Date: May 5, 1995                                  /s/ Robert O. Sollman, Jr.
                                                   -----------------------------
                                                   Robert O. Sollman, Jr.
                                                   Vice President/Treasurer