Form 10-Q
period 1995-06-30
GENCOR INDUSTRIES INC
filed 1995-08-14
CIK 64472

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                   FORM 10-Q

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
          OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended   June 30, 1995
                                 -------------

                                       OR

[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
          OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from             to
                               ------------  -------------

Commission file number    0-3821
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

                               Yes    X     No
                                   -------     --------

Indicate number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date.

      Class                                       Outstanding at August 3, 1995
      -----                                       -----------------------------

Common stock, $.10 par value                             1,338,832 shares
Class B stock, $.10 par value                              434,032 shares

                            Gencor Industries, Inc.

                 Form 10-Q for the Quarter Ended June 30, 1995


                                     Index
                                     -----

                                                                    PAGE
                                                                    ----

Part I.  Financial Information

         Item 1.  Financial Statements


              a)   Consolidated Balance Sheet -
                   June 30, 1995 and
                   September 30, 1994                                 3

              b)   Consolidated Income Statement -
                   Three and Nine Months Ended
                   June 30, 1995 and 1994                             4

              c)   Consolidated Statement of Cash Flows -
                   Nine Months Ended
                   June 30, 1995 and 1994                             5

              d)   Notes to Consolidated
                   Financial Statements                               6

         Item 2.  Management's Discussion and Analysis of
                  Financial Position and Results of Operations


Part II. Other Information                                            8

         Exhibit 11                                                   10

         Signatures                                                   11

PART 1. FINANCIAL INFORMATION
ITEM 1.
                            GENCOR INDUSTRIES, INC.
                          CONSOLIDATED BALANCE SHEET
                                  (UNAUDITED)
                            (DOLLARS IN THOUSANDS)

                                                  JUNE 30,   SEPTEMBER 30,
                                                    1995         1994
                                                  --------   -------------
ASSETS
Current assets:
  Cash and cash equivalents                        $ 1,444      $ 3,925
  Accounts and notes receivable, less allowance
    for doubtful accounts of $2,533                  6,576        5,532
  Inventories:
    Raw materials                                    8,283        6,348
    Work-in-process                                  5,333        1,059
    Finished goods                                   4,133        4,703
                                                   -------      -------
                                                    17,749       12,110
  Prepaid expenses, including deferred income
    taxes of $1,360 and $1,210                       1,519        1,871
                                                   -------      -------
    Total current assets                            27,288       23,438

  Property and equipment, net                       10,484       10,699
  Other assets                                         359          432
                                                   -------      -------
                                                   $38,131      $34,539
                                                   =======      =======
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Notes payable                                    $   276      $   964
  Current portion of long-term debt                  2,612        2,602
  Accounts payable                                   7,986        3,700
  Customer deposits                                  1,669        1,513
  Accrued expenses                                   5,180        5,086
  Income taxes payable                                 379        1,307
                                                   -------      -------
    Total current liabilities                       18,102       15,172

Long-term debt                                      10,426       11,623
Deferred income taxes                                  546          644

Shareholders' equity:
  Preferred stock, par value $0.10 per share;
    authorized 300,000 shares, none issued              -            -
  Common stock, par value $0.10 per share;
    authorized 5,000,000 shares; 1,605,267 and
    1,459,507 shares issued, respectively              161          146
  Class B stock, par value $0.10 per share;
    authorized 3,000,000 shares; 434,032 and
    394,575 shares issued, respectively                 43           40
  Capital in excess of par value                     7,741        6,807
  Retained earnings                                  1,739          744
  Cumulative translation adjustment                    323          316
                                                   -------      -------
                                                    10,007        8,053
  Subscription receivable from officer                 (95)        (100)
  Less common stock in treasury, at cost (266,435
    and 242,214 shares, respectively)                 (855)        (853)
                                                   -------      -------
                                                     9,057        7,100
Contingencies (Note 2)
                                                   -------      -------
                                                   $38,131      $34,539
                                                   =======      =======

         See accompanying notes to consolidated financial statements.

                            GENCOR INDUSTRIES, INC.
                         CONSOLIDATED INCOME STATEMENT
                                  (UNAUDITED)
                (DOLLARS IN THOUSANDS EXCEPT PER SHARE AMOUNTS)


                                                  Three Months Ended               Nine Months Ended
                                                       June 30,                         June 30,
                                                 ---------------------           ---------------------
                                                   1995          1994              1995          1994
                                                 -------       -------           -------       -------
Net revenue                                      $16,550       $19,064           $46,694       $48,542

Cost and expenses:
  Production costs                                12,779        14,279            33,937        36,479
  Product engineering and development                519           441             1,461         1,479
  Selling, general and administrative              2,636         2,566             7,693         7,058
                                                  ------        ------            ------        ------
                                                  15,934        17,286            43,091        45,016
                                                  ------        ------            ------        ------
Operating income                                     616         1,778             3,603         3,526

Other income (expense)
  Interest income                                      8            26                18            63
  Interest expense                                  (279)         (236)             (786)         (715)
  Miscellaneous                                       40             2               286           (40)
                                                  ------        ------            ------        ------
Income before income taxes                           385         1,570             3,121         2,834

Provision for income taxes                            89           565             1,174         1,035
                                                  ------        ------            ------        ------
Net income                                        $  296        $1,005            $1,947        $1,799
                                                  ======        ======            ======        ======
Net income per common share                       $ 0.17        $ 0.62            $ 1.13        $ 1.12
                                                  ======        ======            ======        ======

         See accompanying notes to consolidated financial statements.

                            GENCOR INDUSTRIES, INC.
                     CONSOLIDATED STATEMENT OF CASH FLOWS
                                  (UNAUDITED)
                            (DOLLARS IN THOUSANDS)

                                                       Nine Months Ended
                                                           June 30,
                                                     ---------------------
                                                      1995           1994
                                                     ------         ------
Net Income
Adjustments to reconcile net income to cash            $1,947        $1,799
  provided by operations:
  Depreciation and amortization                           593           617
  Loss (gain) on equipment disposal                         3             3
  Loss on foreign exchange                                 __             4
  Deposits to escrow account                               __          (400)
  Change in assets and liabilities:
    Increase in receivables                            (1,036)         (393)
    Decrease (increase) in inventories                 (5,636)          140
    Decrease in prepaid expenses                          353           368
    Increase (decrease) in deferred
      income taxes                                        (98)          134
    Increase (decrease) in accounts
      payable and customer deposits                     4,433        (2,150)
    Increase (decrease) in accrued expenses                91           679
    Increase (decrease) in income taxes
      payable                                            (928)          662
                                                       ------        ------
       Total adjustments                               (2,225)         (336)
                                                       ------        ------
Cash provided by (used for) operations                   (278)        1,463

Cash flows from investing activities:
  Capital expenditures                                   (328)         (391)
  Other, net                                                8          (135)
                                                       ------         ------
Cash used for investing activities                       (320)         (526)

Cash flows from financing activities:
  Net reduction under lines of credit
    and other notes payable                            (1,879)         (837)
  Other, net                                               (2)           14
                                                       ------        ------
Cash used for financing activities                     (1,881)         (823)

Effect of exchange rate changes on cash                    (2)           (2)
                                                       ------        ------
Net increase (decrease) in cash                        (2,481)          112

Cash and cash equivalents at:
  Beginning of period                                   3,925           429
  End of period                                        $1,444        $  541
                                                       ======        ======

Supplemental cash flow information:

Cash paid during the period for:
  Interest                                             $  735        $  608
                                                       ======        ======
  Income Taxes                                         $2,179        $  437
                                                       ======        ======

     See accompanying notes to consolidated financial statements.

                            Gencor Industries, Inc.

            Notes to Consolidated Financial Statements (Unaudited)


NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited interim consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to such rules and regulations. The accompanying unaudited interim consolidated financial statements and related notes should be read in conjunction with the financial statements and related notes included in the Company's 1994 Annual Report on Form 10-K. In the opinion of management, all material adjustments, consisting of normal recurring adjustments, considered necessary for a fair presentation have been included in the accompanying unaudited interim consolidated financial statements. Operating results for the nine months ended June 30, 1995, are not necessarily indicative of the results that may be expected for the year ending September 30, 1995.

NOTE 2 - LITIGATION

In September 1994, the Company settled its patent litigation with Standard Havens Products, Inc. The secondary liens on various assets and the restricted cash equivalents held in escrow were released in accordance with a confidential settlement agreement in October 1994.

The Company is involved in various other litigation matters arising in the ordinary course of business. Management has reviewed all claims and lawsuits and, upon the advice of counsel, has made provision for estimable losses and expenses of litigation relating to claims against the Company.

NOTE 3 - NOTES PAYABLE AND LONG-TERM DEBT

In July 1995, the Company satisfied the second mortgage on its Orlando property at a discount. The retirement of the note, which had been in default, resulted in an extraordinary gain of approximately $486,000 ($.28 per share) net of income taxes of approximately $324,000.

In August 1995, the Company finalized a new credit facility with a bank under which the Company may borrow, subject to certain financial limitations, up to $21,000,000. Approximately $8,000,000 of the proceeds will be used to retire the old credit facility. The Company also intends to use a portion of the proceeds to refinance the interim financing used to satisfy the second mortgage discussed above.

NOTE 4 - STOCK DIVIDEND

On December 30, 1994, the Company issued a 10% stock dividend to all shareholders of record on November 16, 1994. Accordingly, amounts equal to the fair market value (based on quoted market prices) of the additional shares issued have been charged to retained earnings, to the extent available, and credited to Common and Class B Stock and capital in excess of par value.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

A.   Consolidated Results of Operations
     ----------------------------------

Results of operations for the quarter ended June 30, 1995, as compared to the
-----------------------------------------------------------------------------
quarter ended June 30, 1994:
----------------------------

Total net revenue for the quarter ended June 30, 1995 was $16,550,000 versus $19,064,000 for the same period of 1994, a decrease of $2,514,000 or 13.2%, due to a decrease in sales of asphalt production equipment.

Production costs were $12,779,000 or 77.2% of net revenue in the third quarter of fiscal 1995, versus $14,279,000 or 74.9% of net revenue in the same period in fiscal 1994. The decrease in production cost dollars is a direct result of the decreased sales volume and lower insurance costs, partially offset by higher repairs, maintenance, and service costs. The higher production cost percentage is a result of increased sales of lower margin services and lower sales volume in general in the 1995 quarter.

Product engineering and development costs increased $78,000 or 17.7% primarily as a result of increased personnel costs.

Selling, general and administrative expenses increased slightly in the third quarter of fiscal 1995 to $2,636,000 from $2,566,000 in the same period of fiscal 1994. The increase is due primarily to the increase in legal and marketing costs, partially offset by lower insurance and bad debt costs.

The increase in interest expense for the reporting period reflects higher interest rates in the U.S., partially offset by lower average borrowings.

Net income decreased 70.5% in the third quarter of fiscal 1995 to $296,000, from $1,005,000 in the third quarter of fiscal 1994 as a result of the above factors.

Results of operations for the nine months ended June 30, 1995, as compared to
-----------------------------------------------------------------------------
the nine months ended June 30, 1994:
------------------------------------

Total net revenue for the nine months ended June 30, 1995 was $46,694,000 versus $48,542,000 for the same period of 1994, a decrease of $1,848,000 or 3.8% due to a decrease in sales of asphalt production equipment.

Production costs were $33,937,000 or 72.7% of net revenue in the first nine months of fiscal 1995, versus $36,479,000 or 75.1% of net revenue in the same period in fiscal 1994. The decrease in production cost dollars is a direct result of the decreased sales volume, lower service costs incurred as a result of decreased sales volume in fiscal 1995, and increased production efficiencies as a result of the increased production to build inventory levels. The lower production costs percentage is a result of the increased production efficiencies.

Product engineering and development costs declined $18,000 or 1.2%.

Selling, general and administrative expenses increased in the first nine months of fiscal 1995 to $7,693,000 from $7,058,000 in the same period of fiscal 1994, due primarily to increased commissions, marketing costs, legal costs, and higher personnel costs partially offset by lower insurance costs.

The increase in interest expense for the reporting period reflects higher interest rates in the U.S., partially offset by lower average borrowings.

Net income increased 8.2% in the first nine months of fiscal 1995 to $1,947,000, from $1,799,000 in the first nine months of fiscal 1994 as a result of the above factors.

Liquidity and Capital Resources
-------------------------------

The Company has working capital at June 30, 1995 of $9,186,000 as compared with working capital of $8,266,000 as of September 30, 1994. The increase in working capital resulted from an increase in inventories, partially offset by an increase in accounts payable.

The Company's asphalt production equipment operations are subject to seasonal fluctuation, often resulting in lower sales in the first and fourth fiscal quarters of each year and much lower earnings or losses during such quarters. Traditionally, asphalt producers do not purchase new equipment or replace old equipment during the summer and fall months, thereby avoiding disruption of their activities during such peak periods of highway construction.

During the nine months ended June 30, 1995, the Company's total debt decreased primarily as a result of repayments due upon the sale of certain surplus real estate.

The Company owns several real estate properties which are regarded as excess and are unused as a result of having built more efficient, modern facilities and consolidation. The proceeds of these sales will be used primarily to reduce bank debt. The Company cannot predict when it will sell these parcels of property.

As discussed in Note 3 to the consolidated financial statements, the Company satisfied the second mortgage on its Orlando property in July 1995.

The Company believes that, assuming a continuation of all present conditions and banking arrangements, it will be able to meet its working capital needs during fiscal 1995 through operations.

B.   Financial Condition as of June 30, 1995
     ---------------------------------------

There are no material changes in the Company's financial condition from that reported as of September 30, 1994.

PART II.  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

See Note 2-Litigation in Notes to Consolidated Financial Statements.

ITEM 3.  DEFAULTS

See Item 2-Liquidity and Capital Resources.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

4.25 Agreements and documents related to the Loan and Security Agreement between the Company and SouthTrust Bank of Alabama, National Association, dated August 3, 1995.

4.26 Specimen copies of the Term Loan Promissory Note and the Revolving Credit Promissory Note dated August 3, 1995, between the Company and SouthTrust Bank of Alabama, National Association.

A.    Exhibits:

      (11) Statement regarding computation of earnings per share.

B.    Reports on Form 8-K:

      August 3, 1995

                                  SIGNATURES


Pursuant to the requirements of Sections 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                 GENCOR INDUSTRIES, INC.



Date:     8/10/95                                /s/ R. Robert O. Sollman, Jr.
       ---------------                           -----------------------------
                                                 Robert O. Sollman, Jr.
                                                 Vice President/Treasurer