Form 10-K
period 1995-09-30
GENCOR INDUSTRIES INC
filed 1995-12-15
CIK 64472

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                  FORM 10 - K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15[d] OF THE SECURITIES EXCHANGE
    ACT OF 1934
For the Fiscal Year Ended September 30, 1995

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15[d] OF THE SECURITIES
    EXCHANGE ACT OF 1934

Commission File No. 0-3821

                      GENCOR INDUSTRIES, INC.

Incorporated in the State            I.R.S. Employer Identification
of Delaware                                          No. 59-0933147

                  5201 North Orange Blossom Trail
                      Orlando, Florida  32810

        Registrant's Telephone Number, Including Area Code:
                           (407) 290-6000

    SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

                                None

    SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:

                   Common Stock ($.10 Par Value)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to filing requirements for the past 90 days.
                                                     [X]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.
                                                     [X]

State the aggregate market value of the voting stock, $.10 per share value Common Stock, held by nonaffiliates of the Registrant as of November 27, 1995:
$19,058,288.

Indicate the number of shares outstanding of each of the Registrant's classes of Common Stock, as of the latest practicable date: 1,338,832 shares of Common Stock ($.10 par value) and 434,032 shares of Class B Stock ($.10 par value) as of November 27, 1995.

List hereunder the following documents if incorporated by reference and the part of the Form 10-K into which the document is incorporated.

Part III - Proxy Statement which will be filed with the Securities and Exchange Commission.

PART I

ITEM 1.   BUSINESS

(a)  General Development of Business:

During 1995, the Company had eight domestic subsidiaries and one foreign-based subsidiary. The eight domestic subsidiaries are General Combustion Corporation ("Genco"), Genco-Sellers, Inc. ("Genco-Sellers"), Thermotech Systems Corporation ("Thermotech"), Equipment Services Group, Inc. ("ESGI"), Gencor Systems, Inc. ("GSI"), Bituma-Stor, Inc. ("Bituma-Stor"), Bituma Corporation ("Bituma") and The Davis Line, Inc. (AKA "H&B"). The Company's foreign subsidiary is General Combustion Ltd. ("Genco Ltd."). Additionally, the Company has one operating division - Hy-Way Heat Systems ("Hy-Way"). Except where the context indicates otherwise, the terms "Gencor" and "Company" include its subsidiaries, predecessors and divisions. The Company operates in Orlando, Florida; Marquette, Iowa; Youngstown, Ohio and Billingshurst, West Sussex, England.

Gencor designs, manufactures, and sells industrial combustion systems, electronic process control systems, fluid heat transfer systems, and asphalt production plants and components, primarily utilized in the production of asphalt and other materials used in the highway construction industry. To a lesser extent, the Company's products are also used in soil remediation processes, chemical and petroleum processing and production, production of construction materials, processing of minerals and in energy generation facilities. The Company is engaged in continuing product engineering and development efforts to expand its product lines and to further develop systems which are more energy efficient and environmentally compatible than equipment presently used throughout its principal markets.

(b)  Financial Information About Industry Segments:

During 1995, the Company operated in one business segment, by manufacturing heat generation, heat transfer, asphalt production plants, aggregate and other material handling equipment and combustion systems primarily utilized in the production of materials used in the construction and repair of roads and highways, and related industries.

(c)  Narrative Description of Business:

The principal users of Gencor products are large highway construction companies and producers of materials used in highway construction and remediators of contaminated soils. Gencor believes that 4,000 to 5,000 asphalt production plants operate in the United States, and a similar number in the United Kingdom and Europe. Asphalt paving contractors participate in the highway construction industry, which is equipment and capital intensive. Gencor's focus over recent years has been on developing products which are fuel efficient, environmentally compatible, and technologically ahead of the competition. It utilizes technologies involving advanced concepts and disciplines in environmental compliance, heat release, energy conservation, heat recovery, and noise attenuation in manufacturing machinery and plants used in the production of highway construction materials. The largest portion of Gencor revenues are derived through the manufacture and design of asphalt plants and hot mix asphalt storage silos used primarily to produce and store asphalt.

Genco has been manufacturing and selling combustion systems fueled by oil or gas to paving contractors since the 1940's. Genco also manufactures combustion systems for boilers, fume and liquid incinerators, dryers, and tank heaters.

In 1985, Genco Ltd. acquired certain assets and the business of the Beverley Group, a manufacturer of large thermal fluid heaters and industrial incinerators. In 1990, Genco Ltd. significantly reduced its manufacturing operations in England and redirected its efforts toward engineering, sales and service. Genco Ltd. has developed a system for subcontracting the manufacturing of its proprietary products in response to customer requirements.

In 1986, Genco acquired Hy-Way Heat Company, Inc., an established manufacturer with over 30 years of experience in the manufacture of fluid heat transfer systems and specialty tanks. The Hy-Way Heat name is known throughout the world and is often used generically to refer to fluid heat transfer systems. The manufacturing operations of Genco-Sellers and Hy-Way Heat were combined and operate as Hy-Way Heat Systems, a division of Genco. The combination of Genco-Sellers and Hy-Way Heat principally sells fluid heat transfer systems and tanks to the petroleum and asphalt industries.

The Hy-Way Heat division manufactures and sells fluid heat transfer systems that are generally used by the hot mix asphalt industry and other process industries. Genco Ltd. designs and sells fluid heat transfer systems that are generally in the larger sizes as used by refineries and other heavy industries. The Company has established marketing and manufacturing programs to enable Hy-Way Heat and Genco Ltd. to sell one another's product lines since the product lines are complementary. In addition, Genco Ltd. is marketing the General Combustion systems in the United Kingdom and Europe as well as marketing the Bituma Group and H&B lines of asphalt plants and related components in the same areas.

In 1986, the Company acquired Bituma-Stor, Inc. and its wholly owned subsidiary, Bituma Construction Equipment Corporation, manufacturers of asphalt plants, hot mix storage silos, fabric filtration systems and other asphalt plant components. Bituma-Stor had manufactured hot mix asphalt storage silos, and Bituma Corporation had manufactured asphalt plants and related components since 1970 as Boeing Construction Equipment Company. Boeing Construction Equipment Company first introduced the then-radical concept of drum-mix continuous asphalt production, since then adopted world-wide as the standard technology. As a result of a 1982 acquisition, the name Boeing Construction Equipment Company was changed to Bituma Construction Equipment Company. The Bituma Group's products are recognized for high quality and excellent workmanship and are known for providing the "heaviest steel" in the asphalt industry.

In January 1988, Gencor acquired all the outstanding stock of The Davis Line Inc. and its wholly owned subsidiary Midwest Tank and Construction Holding Corporation, and its three subsidiaries, manufacturers of batch mix asphalt plants, specialty tanks, compaction rollers and other products. H&B has been manufacturing batch mix asphalt plants and components under the name H&B (Hetherington & Berner), or other names, since 1882.

The Company's asphalt production equipment operations are subject to seasonal fluctuation, resulting in lower sales and possible losses in the third and fourth calendar quarter of each year. Traditionally, asphalt producers do not purchase new equipment for shipment during the summer and fall months to avoid disruption of their activities during peak periods of highway construction and repair.

Thermotech develops, markets and produces equipment to clean soil contaminated with petroleum products. The most common current process involves scraping and digging up contaminated soil, taking the contaminated soil to a landfill and bringing in clean soil. Thermotech has developed a design which thermally desorbs the contaminants from the soil and, after filtering out all the solid matter from the exhaust gasses of the process, subjects the off-gasses to such elevated temperatures as to oxidize all the polluting contaminants in the exhaust and release clean and odorless carbon dioxide and water.

In 1989, the Company concentrated all of its electronic process controls in its wholly owned subsidiary, Gencor Systems Inc., ("GSI"), and directed GSI to undertake the design of new, state-of-the-art controls for all of its products, as well as the retrofit market. These proprietary products consist of both hardware and internally designed computer software to enable operators of asphalt plants to increase their batch and mix options to fulfill their customers' needs. Gencor believes that GSI's controls can be extended to other applications beyond asphalt plants and other products produced by its subsidiaries.

The Company's various products are related through a common technological core in that they involve thermo-fluid dynamics in various forms and the efficient conversion and use of energy in all aspects, plus significant environmental technologies. The products of each subsidiary add to and complement the products of the others. The Company also believes it is deriving economies and efficiencies by interrelating the engineering, manufacturing, and marketing strengths of each of its subsidiaries.

     (i)   International Operations:


The Company has one foreign subsidiary located in England. See "Narrative Description of Business" above for information concerning the foreign subsidiary.

     (ii)  Sources of Supply and Manufacturing:

Virtually all products sold by the Company and its subsidiaries are manufactured by the Company, except for procured raw materials and hardware. The Company does purchase a large quantity of steel with which to manufacture all of its products. The Company regularly purchases from over 500 manufacturers and suppliers basic raw materials and a broad variety of hardware utilized in the manufacture of the products of the Company. No one manufacturer or supplier accounted for more than 10% of the Company's total purchases during the year ended September 30, 1995.

     (iii) Inventories:

As of September 30, 1995, inventories constituted approximately 61% of the Company's current assets and 42% of the Company's total assets. Most of the inventory is utilized in manufacturing operations.

     (iv)  Product Engineering and Development:

The Company's product engineering and development activities are directed and conducted at its offices in Orlando, Florida; Marquette, Iowa; Youngstown, Ohio and Billingshurst, West Sussex, England. Work has been accomplished on the uses of cost effective, nonfossil fuels, bio-mass, refuse-derived fuel, coal and coal mixtures, the economical recycling of old asphalt, new designs of environmentally compatible asphalt plants and development of advanced designs of machinery for the remediation of contaminated soil. In addition, product engineering and development activities are directed toward more efficient methods of producing asphalt by constantly seeking to upgrade the quality of the asphalt plants manufactured and the methods by which asphalt is produced by the plants. Product engineering and development has also been directed toward the development of combustion systems that operate at higher temperatures and with higher levels of environmental compatibility, as well as more efficient and lower cost fluid heat transfer systems. Product engineering and development continues on a daily basis into other applications beneficial to the Company. Product engineering and development expenses were approximately $1,920,000 and $1,939,000 in the twelve months ended September 30, 1995 and 1994, respectively and $1,788,000 in the nine months ended September 30, 1993.

     (v)   Competition:

Gencor is subject to competition from a number of sources, some of which have greater resources than the Company. Gencor believes that its superior product performance in terms of advanced technological design, fuel efficiency, product reliability, environmental compatibility and after-sale service are key factors in maintaining a competitive advantage in the industry. Thus, the Company has attempted to design and produce technically superior products and to provide extensive servicing capability as a means of overcoming competitors. Failure to maintain technical leadership in the industry or adequate servicing capability could result in decreased sales and adverse earnings consequences to the Company in the future.

     (vi)  Sales Backlog:

The nature of Gencor's business is such as to require a relatively short turnaround from order to shipment; usually less than ninety (90) days. Demand for Company asphalt production equipment exhibits seasonality. As a result of the foregoing, the size of the Company's backlog should not be viewed as an indicator of future Company financial results. The Company's backlog was approximately $18,300,000 at November 27, 1995. The Company believes that all of the backlog at November 27, 1995 will be delivered in fiscal 1996.

     (vii) Marketing:

The Gencor sales are handled by Gencor employed sales representatives, independent dealers, and agents located throughout the world.

     (viii)  Regulations:

The Company believes it has the design and manufacturing capability to meet all industry or governmental agency standards that may apply to its entire line of products, including all domestic and foreign structural, electrical and safety codes. Also the Company's products can be designed and manufactured to meet Environmental Protection Agency regulations. Certain state and local regulatory authorities have strong environmental impact regulations. While the Company believes such regulations have helped rather than restricted its marketing efforts and sales results, there is no assurance that future federal, state or local restrictions will not adversely affect the Company's products and earnings in the future.

     (ix)  Employees:

As of September 30, 1995, the Company employed approximately 382 persons in manufacturing, sales and marketing, and engineering positions relating to product manufacturing and development, and administration. The Company has negotiated a collective bargaining agreement as of June 19, 1994 effective through June 24, 1996, covering the production and maintenance employees at its Marquette, Iowa facility.

(d)  Financial Information About Foreign and Domestic Operations and
Export Sales:

Geographic information at September 30, 1995, 1994, and 1993 and for the years ended September 30, 1995 and 1994, and the nine months ended September 30, 1993 is as follows:


     Net Sales to Unaffiliated Customers
       United States                      $56,427,367  $55,395,036  $41,318,801
       Europe                               2,517,065    2,336,871    2,323,324
                                          -----------  -----------  -----------
       Total Consolidated                 $58,944,432  $57,731,907  $43,642,125
                                          ===========  ===========  ===========

     Net Sales or Transfers Between
      Geographic Areas
       United States                      $        -   $        -   $        -
       Europe                                 143,861      224,365      513,215
                                          -----------  -----------  -----------
       Total                              $   143,861  $   224,365  $   513,215
                                          ===========  ===========  ===========

     Operating Income
       United States                      $ 3,657,019  $ 3,466,893  $ 1,723,951
       Europe                                 213,900       93,451      348,199
                                          -----------  -----------  -----------
       Total                              $ 3,870,919  $ 3,560,344  $ 2,072,150
                                          ===========  ===========  ===========

     Identifiable Assets
       United States                      $33,296,053  $32,595,135  $32,969,290
       Europe                               1,835,425    1,943,301    2,169,067
                                          -----------  -----------  -----------
       Total                              $35,131,478  $34,538,436  $35,138,357
                                          ===========  ===========  ===========
     Export Sales from the U.S.           $ 4,828,000  $ 7,548,000  $ 2,600,000
                                          ===========  ===========  ===========

(e)  Executive Officers of the Registrant:

The executive officers of the Registrant are:

        NAME                POSITION                                   AGE
        ----                --------                                   ---

        E.J. Elliott        Chairman of the Board and President         66
        John E. Elliott     Executive Vice President and Secretary      35
        Russell R. Lee III  Treasurer                                   46
        Alan B. Dawes       Managing Director, General Combustion Ltd.  52
        David F. Brashears  Senior Vice President, Technology           48
        D. William Garrett  Vice President, Sales                       46
        Marc G. Elliott     Vice President, Marketing                   30

Mr. E.J. Elliott has served as Chairman of the Board since 1973 and President since 1969. Mr. Elliott has over 40 years experience in the design, manufacture and operation of construction machinery and asphalt manufacturing plants. In the 1960's, Mr. Elliott owned and served as President and Chairman of General Combustion, Inc. and Genco Manufacturing Corporation. Mr. Elliott has been a director of the Company since 1968.

Mr. John Elliott was elected Assistant Vice President and a Director of the Company in 1985. In 1986, he was elected a Vice President and promoted to Executive Vice president in 1989. Mr. John Elliott was elected Secretary in 1994 and has been with the Company since 1982.

Mr. Lee was elected Treasurer in 1995. He had previously been Corporate Controller since he joined the Company in 1990.

Mr. Dawes was elected Managing Director of General Combustion Ltd. in the U.K., in July 1992. He had previously directed the Company's technical efforts in the U.K. and Europe since the 1985 acquisition of certain assets of the Beverley Group.

Mr. Brashears was named Senior Vice President, Technology, in July 1993. He had previously been Vice President, Engineering, since he joined the Company in 1978.

Mr. Garrett joined the Company in 1985 with the acquisition of Sellers Corporation and has held numerous management positions in sales and marketing for various Company subsidiaries. In 1991, he was elected to the position of Vice President, Sales.

Mr. Marc Elliott was elected Vice President, Marketing, in July 1993. He had previously served in various marketing positions since he joined the Company in 1988.

ITEM 2.   PROPERTIES

   LOCATION               ACREAGE   SQ. FEET   PRINCIPAL FUNCTION
   --------               -------   --------   ------------------

   Orange County, Florida   27       171,000   Principal Company offices
                                               and manufacturing of
                                               General  Combustion and
                                               H&B products

   Billinghurst, West
   Sussex, England          1.2        5,000   General Combustion Ltd.
                                               offices

    Youngstown, Ohio        5.5       45,000   Hy-Way offices and  manufacturing

    Marquette, Iowa         72       137,000   Bituma Group offices and
                                               manufacturing

    Indianapolis, Indiana   16.5     151,000   Property for sale (former
                                               H&B offices and  manufacturing
                                               facilities)

See note 4 to the accompanying consolidated financial statements (Item 14) for a description of existing encumbrances.

ITEM 3.   LEGAL PROCEEDINGS

In the normal course of business, the Company has various lawsuits and claims pending, which may be covered in whole or in party by insurance, and which, in any event, if found against the Company, will not have a material effect. Management has reviewed all litigation matters and, upon advice of counsel, has made provisions for any estimable losses and expenses of litigation.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

NONE

PART II

ITEM 5.   MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED
          SHAREHOLDER MATTERS

Stock price information is as follows:

                                                  SALES PRICES
                                                 ---------------
                                                  HIGH     LOW
                                                 ------    -----
        1995
        ----
           First Quarter                         15        9 1/2
           Second Quarter                        13        9
           Third Quarter                         11 1/4    8 7/8
           Fourth Quarter                        14 1/4    8 1/4

        1994
        ----
           First Quarter                         12 1/2    6 1/2
           Second Quarter                        13        8
           Third Quarter                         11 1/2    7 1/4
           Fourth Quarter                        13        7 1/4

As of November 27, 1995, there were 468 holders of Common Stock of record and 11 holders of Class B Stock of record.

Gencor's stock is traded on NASDAQ's National Market System under the symbol
(GCOR).

On November 16, 1994, the Company's Board of Directors declared a ten percent stock dividend. Prior to this, the Company had not paid any dividends in cash or otherwise on any shares of its capital stock since 1971. The Company has retained its earnings to provide funds for the operation and expansion of its business.

On December 1, 1995, the Board of Directors declared a dividend of $0.05 per share payable January 4, 1996 to shareholders of record as of December 18, 1995.

Any dividends which may be paid in the future will be dependent upon conditions then existing and will be at the discretion of the Board of Directors of the Company.

ITEM 6.   SELECTED FINANCIAL DATA


                                                            Nine Months
                                         Years Ended            Ended
                                        September 30,       September 30,   Years Ended December 31,
                                     1995         1994         1993 (1)       1992 (1)    1991 (1)
                                  -----------  -----------  -------------   -----------  -----------
Net revenue                       $58,944,432  $57,731,907   $43,642,125    $44,852,548  $38,467,641
Operating income                    3,870,919    3,560,344     2,072,150      1,188,810    2,488,381

Income before extraordinary gain    2,038,722    1,630,516       955,486         34,741      725,179
Extraordinary gain                    497,701           -             -              -            -
                                  -----------  -----------   -----------    -----------  -----------
Net income                        $ 2,536,423  $ 1,630,516   $   955,486    $    34,741  $   725,179
                                  ===========  ===========   ===========    ===========  ===========

Net income per common share (2):
  Income before extraordinary
    gain                          $      1.18  $      1.01   $      0.59    $      0.02  $      0.45
  Extraordinary gain                     0.28           -             -              -            -
                                  -----------  -----------   -----------    -----------  -----------
Net income                        $      1.46  $      1.01   $      0.59    $      0.02  $      0.45
                                  ===========  ===========   ===========    ===========  ===========

Selected balance sheet data:

                                              SEPTEMBER 30,                       DECEMBER 31,
                                  --------------------------------------    ------------------------
                                     1995         1994           1993         1992 (1)    1991 (1)
                                  -----------  -----------   -----------    -----------  -----------
Current assets                    $24,317,167  $23,437,160   $21,199,692    $19,409,613  $19,114,328
Current liabilities               $13,269,780  $15,171,583   $16,046,375    $13,888,648  $12,381,086
Total assets                      $35,131,478  $34,538,436   $35,138,357    $32,635,554  $32,519,475
Long-term debt                    $11,708,403  $11,623,075   $12,387,854    $13,389,751  $14,848,966
Shareholders' equity              $ 9,642,295  $ 7,099,778   $ 5,417,128    $ 4,454,155  $ 4,190,423

----------
(1) In January 1993, the Company adopted Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes (FAS 109). The selected
                        ---------------------------
     financial data presented for the two-year period ended December 31, 1992 has been adjusted to reflect the effect of retroactively applying FAS 109.

(2) Income per share has been computed based on the weighted average number of common and common equivalent shares outstanding during each fiscal year.

                    1995                 1,732,725
                    1994                 1,610,608
                    1993                 1,606,740
                    1992                 1,602,092
                    1991                 1,595,788

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

In July 1993, the Company changed to a fiscal year ending September 30, in order to conform financial reporting to the Company's natural business year. The consolidated statements of income, shareholders' equity and cash flows are presented for the years ended September 30, 1995 and 1994, and the nine months ended September 30, 1993. The Company believes that a comparison of operating results for the twelve months ended September 30, 1994 and 1993 are more meaningful than a comparison of the twelve months ended September 30, 1994 and the nine months ended September 30, 1993 due to the seasonality of the Company's business.

Year ended September 30, 1995 compared with the year ended September 30,
1994

Net sales and revenue increased to $58,944,000 in the twelve months ended September 30, 1995 as compared to $57,732,000 in the twelve months ended September 30,1994. Income before the extraordinary gain increased 25.0% from $1,630,000 in the twelve months ended September 30, 1994 to $2,039,000 in the 1995 period. Net income, which includes an extraordinary gain of $498,000 related to a real estate transaction, increased to $2,536,000 for the twelve moths ended September 30, 1995 as compared to $1,630,000 in the 1994 period.

Sales in the U.S. increased slightly from $55,395,000 in 1994's twelve months to $56,427,000 in the 1995 period. Production costs as a percentage of sales remained stable between the two periods. Operating expenses in the U.S. increased $1,277,000 in the twelve months ended September 30, 1995 from 19.0% of sales to 20.9% of sales. This increase resulted from increase in outside service costs, commissions, and bad debt expense partially offset by lower insurance costs.

Operating income in the U.S. increased from $3,467,000 in the twelve months ended September 30, 1994 to $3,657,000 in 1995, as a result of the higher sales volume partially offset by higher operating expenses.

The Company's U.K. subsidiary's sales increased from $2,337,000 in the twelve months ended September 30, 1994 to $2,517,000 in fiscal 1995. Operating income in the U.K. increased 230% from $93,000 in 1994 to $214,000 in 1995, as the result of the increase in sales volume, particularly in the higher margin product lines.

Consolidated nonoperating income and expense decreased from a net expense of $1,106,000 in the twelve months ended September 30, 1994 to $746,000 in fiscal 1995, as the result of nonrecurring litigation settlement costs which were partially offset by the gain on the sale of certain real estate in fiscal 1994.

Year ended September 30, 1994 compared with the twelve months ended September 30, 1993

Net sales and revenue increased 9.2% to $57,732,000 in the twelve months ended September 30, 1994 as compared to $52,861,000 in the twelve months ended September 30, 1993. The increase in sales is attributable to an increase in the Company's sales of asphalt production equipment in the U.S. Net income increased 357% from $357,000 in the twelve months ended September 30, 1993 to $1,630,000 in the 1994 period.

Sales in the U.S. increased 8.8% from $50,897,000 in 1993's twelve months to $55,395,000 in the 1994 period as a result of increased sales of asphalt production equipment. Production costs as a percentage of sales remained stable between the two periods. Operating expenses in the U.S. decreased $852,000 in the twelve months ended September 30, 1994 from 28.5% of sales to 24.5% of sales. This reduction resulted from the nonrecurring cost associated with ConExpo in 1993, a decline in outside service costs partially offset by higher service and insurance costs and bad debt expense.

Operating income in the U.S. increased 215% from $1,099,000 in the twelve months ended September 30, 1993 to $3,467,000 in 1994 as a result of the higher sales volume and the reduced operating expenses.

The Company's U.K. subsidiary's sales decreased from $2,568,000 in the twelve months ended September 30, 1993 to $2,337,000 in fiscal 1994. Operating income in the U.K. decreased 71% from $323,000 in 1993 to $93,000 in 1994 as the result of a decrease in the sales volume, particularly in the higher margin product lines, partially offset by reduced general and administrative costs.

Consolidated nonoperating income and expense increased from a net expense of $1,027,000 in the twelve months ended September 30, 1993 to $1,106,000 in fiscal 1994 as the result of an increase in litigation settlement costs partially offset by lower interest costs and the gain on the sale of real estate.

Nine months ended September 30, 1993 compared with nine months ended September 30, 1992

Net sales and revenues increased 21% to $43,642,000 in the nine months ended September 30, 1993 as compared to $36,000,000 in the nine months ended September 30, 1992. The increase in sales is attributable to an increase in the Company's sales of asphalt production equipment in the U.S. Net income increased 223% from $295,000 in the nine months ended September 30, 1992 to $955,000 in the 1993 period.

Sales in the U.S. increased 21% from $34,022,000 in 1992's nine months to $41,319,000 in the 1993 period as a result of increased sales of asphalt production equipment. Manufacturing margins increased in the U.S. from 31.5% of sales to 32.2% of sales due to increased volume and production efficiencies stemming from productivity enhancement studies and programs initiated during fiscal 1993. Operating expenses in the U.S. increased $2,455,000 in fiscal 1993 due to the investment in the productivity enhancement programs initiated during fiscal 1993 and the expenses of ConExpo, the construction equipment industry's once-every-six-years trade show. Both of these expenses are expected to show positive returns in the future. Other increases in operating expenses, including service, selling and marketing costs, result from the increased sales volume in fiscal 1993. Legal costs continued to require significant amounts of time, money and other resources in fiscal 1993. Operating income in the U.S. increased 8% from $1,602,000 in the nine months ended September 30, 1992 to $1,724,000 in fiscal 1993 as a result of the higher sales volume and better margins, offset by increased spending in sales and marketing.

The Company's U.K. subsidiary's sales increased from $1,978,000 in the nine months ended September 30, 1992 to $2,323,000 in fiscal 1993 as a result of the first shipments of the Company's soil remediation equipment to Europe, which offset a decrease in the U.K. company's sales of its existing products. The cost-reduction steps taken in 1992 combined with the more profitable sales mix generated an operating profit of $348,000 in fiscal 1993 as opposed to an operating loss of $189,000 in the nine months ended September 30, 1992.

Nonoperating income and expense increased from a net expense of $708,000 in the nine months ended September 30, 1992 to $777,000 in fiscal 1993 as a result of lower net interest expense which was offset by lower miscellaneous income and expense. The 1992 period also included a one-time gain from the settlement of litigation.

In 1993, the Company adopted Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes, on a retroactive basis. Accordingly, the
     ---------------------------
Company has restated the results of its operations for the five years ended December 31, 1992 to reflect this retroactive adoption of FAS No. 109. See Item 6, Selected Financial Data.

Liquidity and Capital Resources

The Company has working capital at September 30, 1995 of $11,047,000 as compared with working capital of $8,266,000 as of September 30, 1994. The increase in working capital resulted from the retirement of the second mortgage on the Company's Orlando facility and an increase in inventory and accounts receivable.

The Company's asphalt production equipment operations are subject to seasonal fluctuation, often resulting in lower sales in the third and fourth calendar quarters of each period and much lower earnings or losses during such quarters. Traditionally, asphalt producers do not purchase new equipment or replace old equipment during the summer and fall months, thereby avoiding disruption of their activities during such peak periods of highway construction. The Company's soil remediation equipment business does not show such seasonality.

During 1995, the Company's total debt decreased $1,935,000, as a result of scheduled principal repayments and the retirement of the second mortgage on the Company's Orlando headquarters property.

In December 1994, the Company accepted a commitment from its then primary domestic lender (First Union National Bank), that extended the maturities of the revolving line of credit and term loan to January 1996, with an additional extension until August 1996 at which time the Company signed a new Loan and Security Agreement with SouthTrust Bank of Alabama, N.A. (see Exhibits 4.25 and 4.26). The new Loan and Security Agreement provided the Company with a $16,000,000 revolving line of credit and a $3,714,000 term facility.

The Company successfully reached a settlement in August 1995 with the holder of a disputed second mortgage on its Orlando, Florida headquarters building and factory. The settlement had the effect of yielding a taxable gain of approximately $810,000 to the Company.

The Company owns several real estate properties which are regarded as excess and are unused as a result of consolidation and having built more efficient, modern facilities. During 1994, two of these properties were sold and the proceeds of these sales were used to reduce bank debt. The Company cannot predict when it will sell the remaining parcels of property.

The Company believes that, based on the present conditions and banking arrangements, it will be able to meet its working capital needs during fiscal 1996 through operations.

Capital expenditures were approximately $463,000 in the year ended September 30, 1995 compared to $501,000 in the year ended September 30, 1994.

The effect of inflationary adjustments have been substantially offset by pricing adjustments.

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

An index to the consolidated financial statements of the Company and its subsidiaries is set forth following Part IV hereof.

ITEM 9.   DISAGREEMENT ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information regarding the Company's Directors required by this Item 10 is incorporated herein by reference to the Company's definitive Proxy statement, which will be filed with the Securities and Exchange
Commission.

Information regarding the Company's Executive Officers required by this
Item 10 is furnished in a separate item captioned "Executive Officers of Registrant," included in Part I of this Annual Report on Form 10-K.

ITEM 11.  EXECUTIVE COMPENSATION

The information required by this Item 11 is incorporated herein by reference to the Company's definitive Proxy Statement which will be filed with the Securities and Exchange Commission.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The information required by this Item 12 is incorporated herein by reference to the Company's definitive Proxy Statement which will be filed with the Securities and Exchange Commission.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by this Item 13 is incorporated herein by reference to the Company's definitive Proxy Statement which will be filed with the Securities and Exchange Commission.

PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM
          8-K

(a) A listing of financial statements and financial statement schedules filed as part of this report is set forth in the "Index to Financial Statements" following Part IV hereof.

(b)  Reports on Form 8-K:  None.

(c)  Exhibit Index - 1995 Annual Report on Form 10-K.

EXHIBIT
NUMBER                DESCRIPTION                              FILED HEREWITH
-------     ------------------------------------------         --------------

  3.1       Restated Certificate of Incorporation
            of Company, incorporated by reference
            to Exhibit 3.1 to Registration  No. 33-627

  3.2       Composite of Bylaws of Company,
            incorporated by reference to Exhibit 3.2
            to Registration No. 33-627


  3.3       Certificate of Amendment, changing
            name  of Mechtron International
            Corporation  to Gencor Industries,
            Inc. and adding a  "twelfth" article
            regarding director liability limitation, incorporated by reference to the
            Company's annual  report on Form 10-K
            for the year ended  December 31,
            1987.


  4.1       Form of Common Stock certificate,
            incorporated by reference to Exhibit 4.1 to Registration No. 33-627.

  4.2       Loan Agreement between the Orange
            County Industrial Development Authority
            and the Company dated as of December 1,
            1984, incorporated by reference
            to  Exhibit 4.2 to Registration No. 33-627.

  4.3       Specimen copy of Promissory Note
            dated  December 1, 1984, from the
            Company to  the Orange County Industrial
            Development Authority in the principal
            sum of $5 million, incorporated
            by reference to Exhibit 4.3 to
            Registration No. 33-627

  4.4       Mortgage Deed and Security Agreement
            dated as of December 1, 1984, from
            the  Company to the Orange County
            Industrial  Development Authority,
            incorporated by reference to Exhibit 4.4 to Registration No. 33-627.

EXHIBIT
NUMBER                DESCRIPTION                                FILED HEREWITH
-------     -------------------------------------------------    --------------

  4.5 Trust Indenture between Orange County Industrial Development Authority and Barnett Banks Trust Company dated as of December 1, 1984, incorporated by reference to Exhibit 4.5 to Registration No. 33-627.

  4.6 Guaranty Agreement between General dated as of December 1, Combustion Corporation,
            Mechtron 1984, incorporated International DISC Corporation, by reference to Exhibit 4.6 Control Delta Corporation, Thermotech to Registration
            No. 33-627. Systems Corporation of Florida,
            General Combustion Limited, and the Orange County Industrial Development Authority

  4.7       Credit agreement between Mechtron International
            Corporation, General Combustion Corporation,
            Genco-Sellers, Inc., Control Delta Corporation,
            Thermotech Systems Corporation of  Florida,
            Bituma-Stor, Inc., Bituma Construction
            Equipment Corporation, General Combustion
            National Bank dated March 19, 1987, but
            for accounting purposes treated as if dated
            December 31, 1986, incorporated by reference to Exhibit 4.7 to Registration No. 33-627.

  4.9 Specimen copy of Term Note from the Company and all subsidiaries to Florida National
            Bank dated March 19, 1987, but for accounting purposes treated as if dated December 31, 1986, incorporated by reference to Exhibit 4.9 to Registration No. 33-627.

  4.10 Specimen copy of Line of Credit Note from the Company and all subsidiaries to Florida
            National Bank dated March 19, 1987, but for accounting purposes treated as if dated
            December 31, 1986, incorporated by reference to the 1986 Annual Report on Form 10-K.

  4.11      Specimen copy of note from Company to  David
            Eugene Davis dated January 8, 1988, incorporated by reference to Form 8-K filed on February 17, 1988.

  4.12 Specimen copy of term note from the Company and all subsidiaries to Florida National
            Bank dated January 6, 1988, incorporated by reference to Form 8-K on February 17, 1988.

EXHIBIT
NUMBER                     DESCRIPTION                         FILED HEREWITH
-------     ----------------------------------------------     --------------

  4.13      Specimen copy of the amendment to the
            line of credit note from the Company and all subsidiaries to Florida National Bank dated January 6, 1988, incorporated by reference to the 1987 Annual Report on Form 10-K.

  4.14      Specimen copy of short-term second
            mortgage note from the company to
            American Pioneer Savings Bank dated June 1,
            1988, and renewed in December 1988 until June 1, 1989, incorporated by reference to the Company's 1988 Annual Report on Form 10-K.

  4.15      Specimen copy of second mortgage
            note  from the Company to American
            Pioneer  Savings Bank dated January 21,
            1991,  incorporated by reference
            to the  Company's 1990 Annual Report
            on  Form 10-K.

  4.16      Security agreement for benefit of
            Standard Havens Products Inc. dated as
            of April 5, 1990, incorporated by
            reference to the Company's 1990 Annual
            Report on Form 10-K.

  4.17      Specimen copy of the fifth amendment to
            the Credit Agreement between the Company and First Union National Bank of Florida, dated May 13, 1992, but treated for accounting purposes as if dated December 31, 1991, incorporated by reference to the Company's
            1991 Annual Report on Form 10-K.

  4.18      Specimen copies of Renewal Notes dated
            May 13, 1992, between the Company and  First
            Union National Bank of Florida, incorporated by reference to the Company's 1991 Annual
            Report on  Form 10-K.

  4.19      Specimen copy of the sixth amendment to
            the Credit Agreement between the Company and First Union National Bank of Florida, dated May 20, 1993, but treated for accounting purposes as if dated December 31, 1992, incorporated by reference to the Company's 1992
            Annual Report on Form 10-K.

  4.20      Specimen copies of Renewal Notes dated
            May 20, 1993, between the Company and First
            Union National Bank of Florida, incorporated by reference to the Company's 1992 Annual
            Report on Form 10-K.

EXHIBIT
NUMBER                DESCRIPTION                        FILED HEREWITH
-------   ------------------------------------------     --------------

  4.21    Specimen copy of the seventh amendment
          to the Credit Agreement between
          the  Company and First Union National
          Bank  of Florida, dated December 29,
          1993, but  treated for accounting
          purposes as if  dated September 30,
          1993, incorporated  by reference
          to the Company's 1993  Transition
          Report on Form 10-K.

  4.22    Specimen copies of Renewal Notes
          dated  December 29, 1993, between
          the Company  and First Union National
          Bank of  Florida incorporated by
          reference to  the Company's 1993
          Transition Report on  Form 10-K.

  4.23    Commitment letter between the Company
          and First Union National Bank of
          Florida, dated December 14, 1994.

  4.24    Specimen copy of the eighth amendment
          to the credit agreement between
          the  Company and First Union National
          Bank  of Florida, dated January 15,
          1995, but  treated for accounting
          purposes as if  dated September 30,
          1995, incorporated  by reference
          to the Company's 1995  Transition
          Report on Form 10K.


  4.25    Agreements and documents related
          to the  Loan and Security Agreement
          between the Company and SouthTrust Bank
          of Alabama, National Association, dated
          August 3, 1995

  4.26    Specimen copies of the Term Loan Promissory
          Note and the Revolving Credit Promissory
          Note dated August 3, 1995, between the
          Company and SouthTrust Bank of Alabama,
          National Association.

 10.1 1982 Incentive Stock Option Plan and form of Stock Option Agreement, incorporated by reference to Exhibit 10.1(a) to the Annual
          Report on Form 10-K for the year ended
          December 31, 1984.

 10.2     Form of Agreement for Nonqualified
          Stock Options granted in 1982, 1983, 1984, and 1985, incorporated by reference to
          Exhibit 10.2(b) to the Company's Annual
          Report on Form 10-K for the year ended
          December 31, 1984.

EXHIBIT
NUMBER                DESCRIPTION                          FILED HEREWITH
-------   ---------------------------------------------    --------------

 10.3     Stock Option Termination Agreements dated
          September 20, 1984, between the Company and
          Constantine Corpas, E.J.  Elliott, John E.
          Elliott, Michael J. Elliott, Frederick M.
          Glass, and Peter Kourmolis, incorporated by reference to Exhibit 10.3 to Registration
          No. 33.627.

 10.5     Form of Agreement for Nonqualified Stock
          Options granted in 1986, incorporated by reference to the Annual Report on Form 10-K for the year ended December 31,1986.

 10.6 1992 Stock Option Plan and Form of Agreement, incorporated by reference to the Company's
          Quarterly Report on Form 10-Q for the quarter ended June 30, 1992.

 11.0     Statement regarding Computation of                     X
          Earnings per Share.

 21.0     Subsidiaries of the Registrant.                        X

 27.0     Financial Data Schedule                                X

                             SIGNATURES


Pursuant to the requirements of Sections 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:  December 13, 1995               GENCOR INDUSTRIES, INC.

                                        (Registrant)

                                        By: /s/ E.J. Elliott
                                        -------------------------------
                                        E.J. Elliott
                                        President and Chairman
                                          of the Board


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated. The signatures of Directors constitute a majority of Directors.




/s/ E.J. Elliott                        /s/ Russell R. Lee III
-----------------------------------     -------------------------------
E.J. Elliott                            Russell R. Lee III
President and Chairman of the Board     Treasurer




/s/ C.L. Corpas                         /s/ Peter Kourmolis
-----------------------------------     -------------------------------
C.L. Corpas                             Peter Kourmolis
Director                                Director




/s/ John E. Elliott                     /s/ David A. Air
-----------------------------------     -------------------------------
John E. Elliott                         David A. Air
Director                                Director

                      GENCOR INDUSTRIES, INC.


  INDEX TO FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULES


                                                               PAGE
                                                               ----


Report of Independent Certified Public Accountants              23


Consolidated Balance Sheets at September 30, 1995 and 1994      24


Consolidated Statements of Income for the years ended
 September 30, 1995 and 1994, and the nine months ended
 September 30, 1993                                             25


Consolidated Statements of Shareholders' Equity for the
 years ended September 30, 1995 and 1994, and the nine
 months ended September 30, 1993                                26


Consolidated Statements of Cash Flows for the years ended
 September 30, 1995 and 1994, and the nine months ended
 September 30, 1993                                             27


Notes to Consolidated Financial Statements                      28


Financial Statement Schedule:

  VIII  Valuation and Qualifying Accounts                       35



All other schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS



To the Board of Directors and Shareholders of Gencor Industries, Inc.
Orlando, Florida

We have audited the accompanying consolidated balance sheets of Gencor Industries, Inc. and subsidiaries (the "Company") as of September 30, 1995 and 1994, and the related consolidated statements of income, shareholders' equity, and cash flows for the two years then ended and the nine-month period ended September 30, 1993. Our audits also included the financial statement schedule listed in the accompanying index. These consolidated financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statements and financial statement schedule based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Gencor Industries, Inc. and subsidiaries at September 30, 1995 and 1994, and the results of their operations and their cash flows for the two years then ended and the nine-month period ended September 30, 1993, in conformity with generally accepted accounting principles. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.





DELOITTE & TOUCHE LLP
November 22, 1995
Orlando, Florida

                            GENCOR INDUSTRIES, INC.

                          CONSOLIDATED BALANCE SHEETS

                                                                         September 30,
ASSETS                                                               1995             1994
                                                                    ------           ------
Current assets:
 Cash and cash equivalents                                       $   415,668       $ 3,924,728
 Accountants receivable, less allowance for doubtful accounts
  of $2,555,000 ($2,533,000 in 1994)                               7,184,733         5,531,796
 Inventories (Note 2)                                             14,714,777        12,109,805
 Prepaid expenses, including deferred income taxes of
  $1,462,000 ($1,210,000 in 1994) (Note 5)                         2,001,989         1,870,831
                                                                 -----------       -----------
        Total current assets                                      24,317,167        23,437,160

Property and equipment, net (Notes 3 and 4)                       10,453,405        10,669,525
Other assets                                                         360,906           431,751
                                                                 -----------       -----------
                                                                 $35,131,478       $34,538,436
                                                                 ===========       ===========

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
 Notes payable (Note 4)                                          $   913,337       $   963,634
 Current portion of long-term debt (Note 4)                          632,254         2,601,958
 Accounts payable                                                  7,167,886         3,699,485
 Customer deposits (Note 2)                                          448,166         1,513,291
 Income taxes payable (Note 5)                                       740,237         1,307,430
 Accrued expenses                                                  3,367,900         5,085,785
                                                                 -----------       -----------
        Total current liabilities                                 13,269,780        15,171,583

Long-term debt (Note 4)                                           11,708,403        11,623,075
Deferred income taxes (Note 5)                                       511,000           644,000

Contingencies and commitments (Note 6)

Shareholders' equity: (Notes 8 and 9)
 Preferred stock, par value $.10 per share; authorized
  300,000 shares; none issued
 Common stock, par value $.10 per share; 5,000,000
  shares authorized; 1,605,267 shares issued
  (1,459,507 shares in 1994)                                         160,527           145,950
 Class B stock, par value $.10 per share; 3,000,000
  shares authorized; 434,032 shares issued and outstanding
  (394,575 shares in 1994)                                            43,403            39,457
 Capital in excess of par value                                    7,740,908         6,807,270
 Retained earnings                                                 2,328,655           744,307
 Cumulative translation adjustment                                   319,131           315,947
                                                                 -----------       -----------
                                                                  10,592,624         8,052,931

 Less: Subscription receivable from officer                          (94,992)         (100,238)
       Common stock in treasury, 266,435 shares at cost
       (242,214 shares in 1994)                                     (855,337)         (852,915)
                                                                 -----------       -----------
                                                                   9,642,295         7,099,778
                                                                 -----------       -----------
                                                                 $35,134,478       $34,538,436
                                                                 ===========       ===========

         See accompanying notes to consolidated financial statements.

                            GENCOR INDUSTRIES, INC.

                       CONSOLIDATED STATEMENTS OF INCOME

                                                       Year Ended       Year Ended      Nine Months Ended
                                                      September 30,    September 30,      September 30,
                                                          1995             1994               1993
                                                      -------------    -------------    -----------------

Net revenue                                            $58,944,432      $57,731,907        $43,642,125

Costs and expenses:
  Production costs                                      42,763,506       43,139,659         31,605,825
  Product engineering and development                    1,919,851        1,939,038          1,788,328
  Selling, general and administration expenses          10,390,156        9,092,866          8,175,822
                                                       -----------      -----------        -----------
                                                        55,073,513       54,171,563         41,569,975
                                                       -----------      -----------        -----------
Operating income                                         3,870,919        3,560,344          2,072,150

Other income (expense):
  Interest income                                           17,160          103,434             39,803
  Interest expense                                      (1,055,043)        (985,845)          (763,448)
  Miscellaneous                                            291,686         (223,417)           (53,019)
                                                       -----------      -----------        -----------
                                                          (746,197)      (1,105,828)          (776,664)
                                                       -----------      -----------        -----------
Income before income taxes and
 extraordinary gain                                      3,124,722        2,454,516          1,295,486

Income tax expense (benefit) (Note 5)
  Current:
    Federal                                              1,301,000        1,427,000            435,000
    State                                                  170,000           52,000
                                                       -----------      -----------        -----------
                                                         1,471,000        1,479,000            435,000
  Deferred                                                (385,000)        (655,000)           (95,000)
                                                       -----------      -----------        -----------
                                                         1,086,000          824,000            340,000
                                                       -----------      -----------        -----------

Income before extraordinary gain                         2,038,722        1,630,516            955,486
Extraordinary gain from the retirement of debt,
 net of income taxes of $312,000 (Note 4)                  497,701               -                  -
                                                       -----------      -----------        -----------
Net income                                             $ 2,536,423      $ 1,630,516        $   955,486
                                                       ===========      ===========        ===========
Income per share:
 Income before extraordinary gain                      $      1.18      $      1.01        $      0.59
 Extraordinary gain                                           0.28               -                  -
                                                       -----------      -----------        -----------
Net income per common share                            $      1.46      $      1.01        $      0.59
                                                       ===========      ===========        ===========
Shares used in computing net income
  per common share                                       1,732,725        1,610,608          1,606,740
                                                       ===========      ===========        ===========

         See accompanying notes to consolidated financial statements.

                            GENCOR INDUSTRIES, INC.

                CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY


  FOR THE YEARS ENDED SEPTEMBER 30, 1995 AND 1994, AND THE NINE MONTHS ENDED
                              SEPTEMBER 30, 1993

                                         Common Stock             Class B Stock                            Retained
                                     ----------------------     ------------------      Capital in         Earnings
                                                                                         Excess of       (Accumulated
                                      Shares        Amount      Shares      Amount       Par Value          Deficit)
                                     ---------     --------     -------     -------      ----------      ------------
December 31, 1992                    1,440,613     $144,061     403,469     $40,346      $6,780,770      $(1,841,695)
  Stock option exercised (Note 9)        5,000          500          --          --          13,250               --
  Net income                                --           --          --          --              --          955,486
  Translation adjustment                    --           --          --          --              --               --
                                     ---------     --------     -------     -------      ----------      ------------
September 30, 1993                   1,445,613      144,561     403,469      40,346       6,794,020          (886,209)
  Stock option exercised (Note 9)        5,000          500          --          --          13,250               --
  Conversion of Class B shares
    to Common shares                     8,894          889      (8,894)       (889)             --                --
  Net income                                --           --          --          --              --         1,630,516
  Translation adjustment                    --           --          --          --              --                --
                                     ---------     --------     -------     -------      ----------      ------------

September 30, 1994                   1,459,507      145,950      394,575     39,457       6,807,270           744,307
  10% stock dividend                   145,760       14,577       39,457      3,946         933,638          (952,075)
  Net income                                --           --          --          --              --         2,536,423
  Translation adjustment                    --           --          --          --              --                --
  Reductions in subscription
    receivable                              --           --          --          --              --                --
                                     ---------     --------     -------     -------      ----------      ------------
September 30, 1995                   1,605,267     $160,527     434,032     $43,403      $7,740,908      $ 2,328,655
                                     =========     ========     =======     =======      ==========      ============

                                                                                       Treasury Stock
                                     Cumulative                                     ----------------------         Total
                                    Translation                    Subscription                                Shareholders'
                                     Adjustment     Subtotal        Receivable      Shares         Cost           Equity
                                     ----------    -----------      ----------      -------      ---------      ----------
December 31, 1992                     $283,826     $ 5,407,308      $(100,238)      242,214      $(852,915)     $4,454,155
  Stock option exercised (Note 9)           --          13,750             --            --             --          13,750
  Net income                                --         955,486             --            --             --         955,486
  Translation adjustment                (6,263)         (6,263)            --            --             --          (6,263)
                                      --------     -----------      ---------       -------      ---------      ----------

September 30, 1993                     277,563       6,370,281       (100,238)       242,214      (852,915)      5,417,128
  Stock option exercised (Note 9)           --          13,750             --            --             --          13,750
  Conversion of Class B shares
    to Common shares                        --              --             --            --             --              --
  Net income                                --       1,630,516             --            --             --        1,630,516
  Translation adjustment                38,384          38,384             --            --             --           38,384
                                      --------     -----------      ---------       -------      ---------       ----------

September 30, 1994                     315,947       8,052,931       (100,238)      242,214       (852,915)       7,099,778
  10% stock dividend                        --              86             --        24,221         (2,422)          (2,336)
  Net income                                --       2,536,423             --            --             --        2,536,423
  Translation adjustment                 3,184           3,184             --            --             --            3,184
  Reductions in subscription
    receivable                              --              --          5,246            --             --            5,246
                                      --------     -----------      ---------       -------      ---------       ----------

September 30, 1995                    $319,131     $10,592,624      $ (94,992)      266,435      $(855,337)      $9,642,295
                                      ========     ===========      =========       =======      =========       ==========


         See accompanying notes to consolidated financial statements.

                            GENCOR INDUSTRIES, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

[CAPTION]

                                                                Year Ended      Year Ended     Nine Months Ended
                                                               September 30,   September 30,     September 30,
                                                                   1995            1994              1993
                                                                  ------          ------            ------
Net income                                                     $ 2,536,423     $ 1,630,516        $  955,486
Adjustments to reconcile net income
 to cash provided by (used for) operations:
     Extraordinary gain                                           (497,701)             -                 -
     Loss (gain) on disposal of property and equipment               6,329        (382,372)           33,893
     Loss (gain) on foreign exchange                                 1,086            (311)            9,942
     Depreciation and amortization                                 757,568         862,058           663,207
     Escrow account releases (deposits)                                 -        2,250,000        (1,000,000)
     Change in assets and liabilities:
       Decrease (increase) in accounts and
        notes receivable                                        (1,649,989)        221,144        (1,926,501)
       Decrease in income tax receivable                                -               -            400,000
       Decrease (increase) in inventories                       (2,603,986)        912,832           634,526
       Decrease (increase) in prepaid expenses                    (131,065)        195,151          (211,771)
       Increase in deferred income taxes                          (133,000)       (655,000)          (95,000)
       Increase (decrease) in accounts payable
         and customer deposits                                   2,399,668      (2,768,777)          506,269
       Increase (decrease) in income tax liabilities              (879,193)        847,427           385,862
       Increase (decrease) in accrued expenses                  (1,719,632)        835,686           202,795
                                                               -----------     -----------        ----------
          Total adjustments                                     (4,449,915)      2,317,838          (396,778)
                                                               -----------     -----------        ----------
Cash provided by (used for) operations                          (1,913,492)      3,948,354           558,708

Cash flows from investing activities:
  Capital expenditures                                            (462,513)       (500,970)         (343,819)
  Proceeds from sale of property and equipment                       1,770         821,048            13,714
  Other, net                                                        19,076        (201,963)          (52,918)
                                                               -----------     -----------        ----------
Cash provided (used for) investing activities                     (441,667)        118,115          (383,023)

Cash flows from financing activities:
  Net (reduction) increase under line of credit                    599,470        (207,570)        1,269,283
  Repayment of existing debt                                    (4,210,743)       (413,289)       (1,192,505)
  Borrowings                                                     2,484,000              -                 -
  Other, net                                                       (27,160)         53,134           (24,984)
                                                               -----------     -----------        ----------
Cash provided (used for) financing activities                   (1,154,433)       (567,725)           51,794

Effect of exchange rate changes on cash                                532          (3,245)            1,106
                                                               -----------     -----------        ----------
Net increase (decrease) in cash                                 (3,509,060)      3,495,499           228,585

Cash and cash equivalents at:
  Beginning of period                                            3,924,728         429,229           200,644
                                                               -----------     -----------        ----------
  End of period                                                $   415,668     $ 3,924,728        $  429,229
                                                               ===========     ===========        ==========

Supplemental cash flow information:
Cash paid during the year for:
  Interest                                                     $ 1,288,000     $   837,000        $  684,000
                                                               ===========     ===========        ==========
  Income taxes                                                 $ 2,179,000     $   634,000        $       -
                                                               ===========     ===========        ==========

         See accompanying notes to consolidated financial statements.

                            GENCOR INDUSTRIES, INC.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - SIGNIFICANT ACCOUNTING POLICIES

Change in Fiscal Year

In July 1993, the Company changed to a fiscal year ending September 30, in order to conform financial reporting to the Company's natural business year. The consolidated statements of income, shareholders' equity and cash flows are presented for the years ended September 30, 1995 and 1994 and the nine months ended September 30, 1993.

Business

The Company manufactures heat transfer products, aggregate and other material handling equipment and combustion systems primarily utilized in the asphalt and related industries.

Principles of Consolidation

The consolidated financial statements include the accounts of Gencor Industries, Inc. and its subsidiaries (the "Company"). All material intercompany accounts and transactions are eliminated in consolidation.

Foreign Currency Translation

Assets and liabilities of the Company's foreign subsidiary are translated into U.S. dollars at the applicable rate of exchange in effect at the end of the fiscal year. Revenue and expense accounts are translated at the average rate of exchange during the period and equity accounts are translated at the rate in effect when the transactions giving rise to the balances took place. Gains and losses resulting from translation are accumulated in a separate component of shareholders' equity. Gains and losses resulting from foreign currency transactions are included in income.

Cash Equivalents

Cash equivalents, which consist of short-term certificates of deposit and deposits in money market accounts with original maturities of three months or less, are carried at cost, which approximates their market value.

Inventories

Inventories are stated at the lower of cost or market. Cost is determined principally by the last-in, first-out (LIFO) method.

Property and Equipment

Property and equipment are stated at cost. Depreciation of property and equipment, including depreciation on assets acquired under capital leases, is computed using straight-line and accelerated methods over the estimated useful lives of the related assets. Maintenance and repairs are expensed as incurred. Expenditures which significantly increase asset values or extend useful lives are capitalized.

Assets held for resale are stated at lower of depreciated cost or net realizable value and are no longer depreciated.

Revenues

Sales, other than revenues from contracts for the production of custom equipment, are recorded generally as the products are shipped. Revenues from contracts for the design and manufacture of certain custom equipment are recognized under the percentage-of-completion method.

Percentage-of-completion accounting is applied to all contracts where (i) the equipment ordered by a customer is designed and manufactured to the customer's specific application, (ii) design, production and installation, if applicable, takes more than three months, and (iii) the aggregate contract sales price exceeds $500,000. In applying the percentage-of-completion method, revenue is recognized in proportion to actual labor costs incurred as compared with total estimated labor costs expected to be incurred during the entire contract. All selling, general and administrative expenses are charged to income as incurred. When the contract estimates indicate a loss, provision is made for the total anticipated loss in the period that the loss becomes evident.

The estimated costs of product warranties are charged to production costs as revenue is recognized.

Income Taxes

The Company and its domestic subsidiaries file a consolidated federal income tax return. The foreign subsidiary provides income taxes based on the tax regulations of the country in which it operates. Tax credits are recognized under the flow-through method.

Net Income Per Share

Net income per share is based on the weighted average number of common shares and common stock equivalents outstanding during each period.

NOTE 2 - INVENTORIES

Inventories at September 30, 1995 and 1994 consist of the following:

                                                1995            1994
                                                ----            ----

        Raw materials                       $ 7,583,079     $ 6,347,530
        Work in progress                      3,275,335       1,059,500
        Finished goods                        3,856,363       4,702,775
                                            -----------     -----------
                                            $14,714,777     $12,109,805
                                            ===========     ===========

At September 30, 1995, accumulated costs of approximately $1,754,000 on major contracts, net of progress payments of approximately $230,000, and estimated earnings of approximately $609,000 amount to approximately $2,133,000, and are included in work-in-process inventory.

At September 30, 1994, accumulated costs of approximately $3,301,000 on major contracts, net of progress payments of approximately $2,920,000, and estimated earnings of approximately $1,012,000 amount to approximately $1,393,000, and are included in work-in-process and finished goods inventories.

At September 30, 1995 and 1994 cost is determined by the last-in, first-out
(LIFO) method for 88% and 84%, respectively, of total inventories, exclusive of progress payments, and the first-in, first-out (FIFO) method for all other inventories. At September 30, 1995 and 1994, the estimated current cost of inventories exceeded their LIFO basis by approximately $1,996,000 and $1,625,000, respectively.

NOTE 3 - PROPERTY AND EQUIPMENT

Property and equipment at September 30, 1995 and 1994, consist of the following:

                                                   1995            1994
                                                  ------          ------

        Land and improvements                   $ 3,324,756    $ 3,299,885
        Building and improvements                10,831,057     10,732,800
        Machinery and equipment                   2,785,275      2,548,521
        Tools, jigs and dies                        119,100        119,100
        Furniture and equipment                   1,733,718      1,706,827
                                                -----------    -----------
                                                 18,793,906     18,407,827
        Less: Accumulated depreciation           (8,340,501)    (7,737,608)
                                                -----------    -----------
                                                $10,453,405    $10,669,525
                                                ===========    ===========

Substantially all of the Company's property and equipment is pledged as collateral for the Company's debt.

The Company has for sale assets with a net book value of approximately $984,000 at September 30, 1995. These assets include land and buildings previously used for manufacturing and administrative offices.

Depreciation expense for the years ended September 30, 1995 and 1994, and the nine months ended September 30, 1993 was approximately $675,000, $765,000, and $626,000, respectively. There was no interest capitalized during 1995, 1994, or 1993.

NOTE 4 - NOTES PAYABLE AND LONG-TERM DEBT

Outstanding borrowings under the Company's foreign line of credit amounted to $128,000 and $325,000 at September 30, 1995 and 1994, respectively. These borrowings bear interest (9.45% at September 30, 1995) at the United Kingdom's base rate plus 3.35 percent and are secured by a first lien against substantially all of the assets of the Company's United Kingdom subsidiary. The Company had approximately $192,000 available under the United Kingdom credit facility at September 30, 1995. This facility will require renewal in fiscal 1996. The Company also had other short-term notes of $785,000 and $638,000 at September 30, 1995 and 1994,
respectively. The weighted average interest rate on short-term borrowings during the year ended September 30, 1995 was 7.66%.

Long-term debt at September 30, 1995 and 1994 consists of the following:

                                                     1995            1994
                                                    ------          ------

        Line of credit facility                   $ 6,652,067    $ 6,000,000
        Term loan payable to bank                   2,484,000      2,988,022
        Industrial revenue bonds payable to bank    3,204,590      3,445,820
        Second mortgage note payable                               1,791,191
                                                  -----------    -----------
                                                   12,340,657     14,225,033
        Less current maturities                      (632,254)    (2,601,958)
                                                  -----------    -----------
                                                  $11,708,403    $11,623,075
                                                  ===========    ===========

In July 1995, the Company satisfied the second mortgage on its Orlando property at a discount. The retirement of the note, which had been in default, resulted in an extraordinary taxable gain of approximately $810,000.

In August 1995, the Company entered into a new credit facility with a bank. Under the terms of the Loan and Security Agreement, the Company may borrow, subject to certain financial limitations, up to $16,000,000 under the revolving credit portion of the facility and up to $5,000,000 under the term loan portion of the facility. Borrowings under the revolving credit facility, which expires on January 31, 1998, bear interest (8.3125% at September 30, 1995) at the Company's choice of the bank's base rate plus 1/2 of 1% or the LIBOR rate plus 2-1/2%. The term loan which bears interest at 8.81%, is payable in equal monthly installments, based on a ten-year amortization, with the balance due upon maturity in August 2000. The Loan and Security Agreement requires, among other things, compliance with specified financial and other covenants. At September 30, 1995, the Company was in compliance with the covenants.

The industrial revenue bonds are payable in monthly installments of principal and interest (7.166% at September 30, 1995) at a varying percentage (82% at September 30, 1995) of the bank's prime rate through December 2004. Under the terms of the industrial revenue bond indenture agreement, the Company is required to maintain compliance with certain financial and other covenants. The Company was in compliance with the covenants at September 30, 1995.

Substantially all of the Company's assets are pledged as security under the various credit agreements.

Aggregate maturities of notes payable and long-term debt subsequent to September 30, 1995, excluding short-term notes payable, in accordance with the terms of the agreements, are approximately as follows:

               1996                   $   632,000
               1997                       651,000
               1998                     7,323,000
               1999                       692,000
               2000                     1,295,000
               2000 and thereafter      1,748,000
                                      -----------
                                      $12,341,000
                                      ===========

NOTE 5 - INCOME TAXES

The difference between the U.S. federal income tax rate and the Company's effective income tax rate is as follows:

Federal income tax rate                                    34.0%    34.0%    34.0%
State income taxes, net of federal income tax benefit       2.9      1.4      --
Difference arising from transactions with, and profit
  and loss of, foreign subsidiary not deductible or
  includable for U.S. federal income tax purposes          (1.3)    (1.2)    (7.5)
Other, net                                                 (0.9)    (0.6)    (0.3)
                                                           ----     ----     ----
                                                           34.7%    33.6%    26.2%
                                                           ====     ====     ====

Deferred tax liabilities (assets) were comprised of the following:

                                          1995             1994
                                      -----------      -----------
Depreciation and amortization         $   511,000      $   644,000
Inventory cost adjustments                143,000          271,000
                                      -----------      -----------
  Gross deferred tax liability            654,000          915,000

Allowance for doubtful accounts          (923,000)        (757,000)
Accrued expenses                         (682,000)        (724,000)
                                      -----------      -----------
  Gross deferred tax asset             (1,605,000)      (1,481,000)
                                      -----------      -----------
                                      $  (951,000)     $  (566,000)
                                      ===========      ===========


Losses related to the Company's United Kingdom subsidiary, totaling approximately $993,000 at September 30, 1995, are available to offset future income generated from the same trade or business historically carried on by the U.K. subsidiary.

NOTE 6 - COMMITMENTS AND CONTINGENCIES

The Company leases certain equipment under noncancelable operating leases. Future minimum rental commitments under noncancelable leases in effect at September 30, 1995 are as follows:

                   1996                 $285,000
                   1997                  175,000
                   1998                   84,000
                   1999                   28,000
                                        --------
                                        $572,000
                                        ========


Total rental expense for the years ended September 30, 1995 and 1994, and the nine months ended September 30, 1993 was $415,000, $378,000, and $277,000, respectively.

In September 1994, the Company settled its patent litigation with Standard Havens Products, Inc. The liens on the Company's assets and the restricted cash equivalents held in escrow were released in accordance with this confidential settlement agreement in October 1994.

The Company is involved in various other litigation matters arising in the ordinary course of business. Management has reviewed all claims and lawsuits and, upon the advice of counsel, has made provision for estimable losses and expenses of litigation relating to claims against the Company.

NOTE 7 - SEGMENT AND GEOGRAPHIC INFORMATION

The Company operates in one industry segment (asphalt and related industry equipment) and is engaged in the design and manufacture of combustion systems, thermal fluid heat systems, soil remediation equipment, asphalt plants, asphalt components and their controls. The Company conducts separate operations in the United States and Europe.

Information about the Company's operations at September 30, 1995, 1994 and 1993 and for the years ended September 30, 1995 and 1994, and the nine months ended September 30, 1993 in these geographic areas is as follows:

                                           1995           1994           1993
                                        -----------    -----------    -----------
Net sales to unaffiliated customers
  United States                         $56,427,367    $55,395,036    $41,318,801
  Europe                                  2,517,065      2,336,871      2,323,324
                                        -----------    -----------    -----------
    Total consolidated                  $58,944,432    $57,731,907    $43,642,125
                                        ===========    ===========    ===========

Net sales or transfers between
 geographic areas
  United States                         $       --     $       --     $       --
  Europe                                    143,861        224,365        513,215
                                        -----------    -----------    -----------
    Total                               $   143,861    $   224,365    $   513,215
                                        ===========    ===========    ===========

Operating profit (loss)
  United States                         $ 3,657,019    $ 3,466,893    $ 1,723,951
  Europe                                    213,900         93,451        348,199
                                        -----------    -----------    -----------
    Total                               $ 3,870,919    $ 3,560,344    $ 2,072,150
                                        ===========    ===========    ===========

Identifiable assets at year-end
  United States                         $33,296,053    $32,595,135    $32,969,290
  Europe                                  1,835,425      1,943,301      2,169,067
                                        -----------    -----------    -----------
    Total                               $35,131,478    $34,538,436    $35,138,357
                                        ===========    ===========    ===========

The Company's intercompany policy is to transfer product at estimated market prices. Identifiable assets are those assets of the Company that are identifiable with the operations in each geographic area. Export sales for the years ended September 30, 1995 and 1994, and the nine months ended September 30, 1993 were approximately $4,828,000, $7,548,000, and $2,600,000, respectively.

NOTE 8 - STOCK OPTIONS

Qualified Stock Options

During the years ended September 30, 1995 and 1994, and the nine months ended September 30, 1993, option activity under the Company's 1982 qualified stock option plan was as follows:

                                              Number of     Option Price
                                                Shares       per Share
                                              ---------     ------------
Outstanding at September 30, 1993               20,000         $2.75
  Exercised                                     (5,000)         2.75
                                                ------         -----
Outstanding at September 30, 1995 and 1994      15,000         $2.75
                                                ======         =====


Options for 10,000 shares of Common Stock were exercisable at September 30, 1995. Shares are no longer available for grant under the 1982 plan as the plan has expired.

Nonqualified Stock Options

As of September 30, 1995 and 1994, the Company had a nonqualified stock option plan for 7,500 shares of Common Stock or Class B Stock outstanding to a member of its Board of Directors which is exercisable at $7.50 per share.

In December 1995, the Company issued options for 100,000 shares of Common Stock and 100,000 shares of Class B Stock to certain key employees. These options are outstanding and exercisable at $9.50 per share at September 30, 1995.

NOTE 9 - SHAREHOLDERS' EQUITY

Under the Company's amended Certificate of Incorporation, certain of the rights of the holders of the Company's Common Stock are modified during any period when shares of Class B Stock are outstanding. During such periods, holders of Common Stock will have the right to elect approximately 25% of the Company's Board of Directors, and will be entitled until December 31, 1995, to receive per share cash dividends when, as, and if declared by the Board of Directors, equal to 110% of those paid on shares of Class B Stock, and conversely, Class B Stock will be entitled to elect approximately 75% of the Company's Board of Directors and, until December 31, 1995, will be limited to receiving, to the extent that cash dividends, if any, are paid, 10% less in dividends than would be payable on shares of Common Stock. During any period when Common Stock and Class
B Stock are outstanding, certain matters submitted to a vote of shareholders will also require approval of the holders of Common Stock and Class B Stock, each voting separately as a class.

On December 30, 1994, the Company issued a 10% stock dividend to all shareholders of record on November 16, 1994. Accordingly, amounts equal to the fair market value (based on quoted market prices) of the additional shares issued have been charged to retained earnings, to the extent available, and credited to Common and Class B stock and capital in excess of par value.

NOTE 10 - EMPLOYEE BENEFIT PLANS

The Company has a voluntary 401(K) employee benefit plan ("401(K) Plan") which covers all eligible employees. The 401(K) Plan provides that 50% of a participant's contribution will be matched by the Company subject to a maximum contribution amount. The matching contribution becomes fully vested after seven years of credited service with the Company. The Company charged approximately $113,000, $117,000, and $84,000 to operating expense under the provisions of the 401(K) Plan in the years ended September 30, 1995 and 1994, and the nine months ended September 30, 1993, respectively.

                                                                   SCHEDULE VIII

                            GENCOR INDUSTRIES, INC.

                       VALUATION AND QUALIFYING ACCOUNTS


                                   Balance at                Additions      Balance at
                                   Beginning   Charged to   Adjustments       End of
Description                        of Period     Income    (Deductions)       Period
---------------------------------------------------------------------------------------
Valuation accounts deducted
 from assets to which they apply:

For doubtful accounts receivable:

  September 30, 1995               $2,532,958  $  811,957   $(789,915) (1)  $2,555,000

  September 30, 1994               $2,305,320  $  397,740   $(170,102) (1)  $2,532,958

  September 30, 1993               $1,873,970  $1,139,970   $(708,620) (1)  $2,305,320

For inventory obsolescence:

  September 30, 1995               $1,708,695  $ (197,375)  $      -        $1,511,320

  September 30, 1994               $1,508,044  $  200,651   $      -        $1,708,695

  September 30, 1993               $1,216,160  $  291,884   $      -        $1,508,044

----------
(1) Accounts written off during the year and collection of accounts previously written off.
                                      -33-