Form 10-Q
period 1995-12-31
GENCOR INDUSTRIES INC
filed 1996-02-15
CIK 64472

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                   FORM 10-Q

[X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
      OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended   December 31, 1995
                                 -----------------

OR

[ ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
      OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to
                               ---------------------  ---------------------

Commission file number    0-3821
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

                     Yes    X                 No
                         -------                 ---------

Indicate number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date.

        Class                                   Outstanding at February 5, 1996
        -----                                   -------------------------------
Common stock, $.10 par value                           1,338,832 shares
Class B stock, $.10 par value                            441,532 shares

                            Gencor Industries, Inc.

               Form 10-Q for the Quarter Ended December 31, 1995



Index
-----

                                                                         Page
                                                                         ----

Part I.    Financial Information - Unaudited

           Item 1.  Financial Statements

                a)  Consolidated Balance Sheet -
                    December 31, 1995 and
                    September 30, 1995                                   3

                b)  Consolidated Income Statement -
                    Three Months Ended
                    December 31, 1995 and 1994                           4

                c)  Consolidated Statement of Cash Flows -
                    Three Months Ended
                    December 31, 1995 and 1994                           5

                d)  Notes to Consolidated
                    Financial Statements                                 6

           Item 2.  Management's Discussion and Analysis of
                    Financial Position and
                    Results of Operations                                7

Part II.  Other Information                                              8

          Exhibit 11                                                    10

PART I.    FINANCIAL INFORMATION
ITEM 1.
-------
                                    GENCOR INDUSTRIES, INC.
                                   CONSOLIDATED BALANCE SHEET
                                     (DOLLARS IN THOUSANDS)


                                                                   December 31,   September 30,
                                                                       1995            1995
                                                                   -------------  --------------
                                                                    (Unaudited)     (Audited)
Assets
------
Current assets:
     Cash and cash equivalents                                          $   761         $   416
     Income taxes recoverable                                               450             ---
     Accounts and notes receivable, less allowance
           for doubtful accounts of $2,364 and $2,555                     5,525           7,185
     Inventories:
           Raw materials                                                  8,189           7,583
           Work-in-process                                                5,154           3,275
           Finished goods                                                 5,166           3,856
                                                                        -------         -------
                                                                         18,509          14,714
     Prepaid expenses, including deferred income taxes
           of $1,293 and $1,462                                           1,819           2,002
                                                                        -------         -------
           Total current assets                                          27,064          24,317

     Property and equipment, net                                         10,192          10,453
     Other assets                                                           339             361
                                                                        -------         -------
                                                                        $37,595         $35,131
                                                                        =======         =======
Liabilities and Shareholders' Equity
------------------------------------
Current liabilities:
     Notes payable                                                      $   744         $   913
     Current portion of long-term debt                                      663             632
     Accounts payable                                                     6,943           7,169
     Customer deposits                                                    2,002             448
     Accrued expenses                                                     2,955           3,368
     Income taxes payable                                                    42             740
                                                                        -------         -------
           Total current liabilities                                     13,349          13,270

Long-term debt                                                           14,844          11,708
Deferred income taxes                                                       485             511

Shareholders' equity:
     Preferred stock, par value $0.10 per share; authorized
           300,000 shares, none issued                                      ---             ---
     Common stock, par value $0.10 per share; authorized
           5,000,000 shares; 1,605,267 shares issued                        161             161
     Class B stock, par value $0.10 per share; authorized
           3,000,000 shares; 441,532 and 434,032 shares issued,
           respectively                                                     100              43
     Capital in excess of par value                                       7,741           7,741
     Retained earnings                                                    1,569           2,329
     Cumulative translation adjustment                                      297             319
                                                                        -------         -------
                                                                          9,868          10,593
     Subscription receivable from officer                                   (95)            (95)
     Less common stock in treasury, at cost (266,435 shares)               (856)           (856)
                                                                        -------         -------
                                                                          8,917           9,642
                                                                        -------         -------
                                                                        $37,595         $35,131
                                                                        =======         =======

         See accompanying notes to consolidated financial statements.

                            GENCOR INDUSTRIES, INC.
                         CONSOLIDATED INCOME STATEMENT
                                  (UNAUDITED)
                (DOLLARS IN THOUSANDS EXCEPT PER SHARE AMOUNTS)

                                            Three Months Ended
                                               December 31,
                                            ------------------
                                               1995       1994
                                            -------    -------
Net revenue                                 $ 8,261    $11,458

Costs and expenses:
     Production costs                         6,489      8,592
     Product engineering and development        540        418
     Selling, general and administrative      2,082      2,034
                                            -------    -------
                                              9,111     11,044
                                            -------    -------
Operating income (loss)                        (850)       414

Other income (expense):
     Interest expense                          (328)      (244)
     Miscellaneous                               55        198
                                            -------    -------
Income (loss) before income taxes            (1,123)       368

Provision for income tax (benefit)             (450)       160
                                            -------    -------

Net income (loss)                           $  (673)   $   208
                                            =======    =======

Income (loss) per common share              $ (0.38)   $  0.13
                                            =======    =======


         See accompanying notes to consolidated financial statements.

                              GENCOR INDUSTRIES, INC.
                       CONSOLIDATED STATEMENT OF CASH FLOWS
                                    (UNAUDITED)
                              (DOLLARS IN THOUSANDS)

                                                                 Three Months Ended
                                                                    December 31,
                                                                 ------------------
                                                                   1995      1994
                                                                 --------  --------
Net income (loss)                                                $  (673)  $   208
Adjustments to reconcile net income to cash
     provided by operations:
     Depreciation and amortization                                   170       195
     Loss (gain) on disposal of property and equipment               (49)        4
     Loss (gain) on foreign exchange                                  (1)        2
     Change in assets and liabilities:
           Decrease in receivables                                 1,646       442
           Increase in income tax receivable                        (450)      ---
           Increase in inventories                                (3,800)   (1,795)
           Decrease (increase) in prepaid expenses                   182       (48)
           Decrease in deferred income taxes                         (26)      (33)
           Increase in accounts payable and customer deposits      1,348     2,795
           Decrease in accrued expenses                             (411)   (1,299)
           Decrease in income taxes payable                         (698)   (1,086)
                                                                 -------   -------
             Total adjustments                                    (2,089)     (823)
                                                                 -------   -------
Cash used for operations                                          (2,762)     (615)

Cash flows from investing activities:
     Capital expenditures                                           (302)     (105)
     Other, net                                                      440        30
                                                                 -------   -------
Cash provided by (used for) investing activities                     138       (75)

Cash flows from financing activities:
     Net reduction under lines of credit and notes payable          (166)      (95)
     Net borrowings (repayment) of debt                            3,166    (1,050)
     Dividends declared                                              (86)      ---
     Other                                                            56       ---
                                                                 -------   -------
Cash provided by (used for) financing activities                   2,970    (1,145)

Effect of exchange rate changes on cash                               (1)      ---
                                                                 -------   -------
Net increase (decrease) in cash                                      345    (1,835)
Cash and cash equivalents at:
     beginning of period                                             416     3,925
                                                                 -------   -------
     end of period                                               $   761   $ 2,090
                                                                 =======   =======
Supplemental cash flow information:
-----------------------------------
Cash paid during the period for:
     Interest                                                    $   274   $   207
                                                                 =======   =======
     Income taxes                                                $   396   $ 1,273
                                                                 =======   =======


         See accompanying notes to consolidated financial statements.

                            Gencor Industries, Inc.

             Notes to Consolidated Financial Statements (Unaudited)


NOTE 1 - BASIS OF PRESENTATION
------------------------------

The accompanying unaudited interim consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to such rules and regulations. The accompanying unaudited interim consolidated financial statements and related notes should be read in conjunction with the financial statements and related notes included in the Company's 1995 Annual Report on Form 10-K. In the opinion of management, all material adjustments, consisting of normal recurring adjustments, considered necessary for a fair presentation have been included in the accompanying unaudited interim consolidated financial statements. Operating results for the three months ended December 31, 1995, are not necessarily indicative of the results that may be expected for the year ending September 30, 1996.

NOTE 2 - CASH DIVIDEND
----------------------

On December 1, 1995, the Company declared a cash dividend of $0.05 per share, payable January 5, 1996, to shareholders of record as of December 18, 1995.

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
-------
           RESULTS OF OPERATIONS

A.  Consolidated Results of Operations
    ----------------------------------

Results of operations for the quarter ended December 31, 1995, as compared to the quarter ended December 31, 1994:

Total net revenue for the quarter ended December 31, 1995 was $8,261,000 versus $11,458,000 for the same period of 1994, a decrease of $3,197,000 or 27.9%.
While the bookings for the first quarter of fiscal 1996 exceed those recorded in the first quarter of 1995, the orders were generally received later in 1996 thereby delaying the revenue recognized on the contracts into subsequent periods.

Production costs were $6,489,000 or 78.5% of net revenue in the first quarter of fiscal 1996, versus $8,592,000 or 75.0% of net revenue in the same period in fiscal 1995. The decrease in production cost dollars is a direct result of the Company's decision to increase its inventories in preparation for the heavy demand projected for the second quarter of fiscal 1996. The higher production costs percentage is a result of increased service costs necessary to provide enhanced customer support.

Product engineering and development costs increased $122,000 or 29.2% primarily as a result of increased personnel costs to handle increasing volume and new product development.

Selling, general and administrative expenses increased slightly in the first quarter of fiscal 1996 to $2,082,000 from $2,034,000 in the same period of fiscal 1995 due primarily to increased personnel, travel, legal, and trade show costs, partially offset by lower commissions and insurance costs.

The change in interest expense reflects higher average borrowings. The decrease in other income resulted from lower rental revenues during the first quarter of 1996.

Earnings decreased from the $208,000 of net income for the first quarter of 1995 to a net loss of $673,000 for the first quarter of 1996.

Liquidity and Capital Resources
-------------------------------

The Company had working capital at December 31, 1995 of $13,715,000 as compared with working capital of $11,047,000 as of September 30, 1995. The increase in working capital resulted from an increase in inventory and cash and a reduction in income taxes payable, accrued expenses and accounts payable, partially offset by a decrease in accounts and notes receivable and an increase in customer deposits.

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

During the three months ended December 31, 1995, the Company's total debt increased $2,998,000 as a result of increased borrowings, partially offset by scheduled principal repayments.

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

B.  Financial Condition as of December 31, 1995
    -------------------------------------------

    There are no material changes in the Company's financial condition from that reported as of September 30, 1995.

PART II.  OTHER INFORMATION

ITEM 3.  DEFAULTS
-----------------

None

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K
-----------------------------------------

A.  Exhibits:

    (11) Statement regarding computation of earnings per share.

B.  Reports on Form 8-K:

None

                                   SIGNATURES


Pursuant to the requirements of Sections 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          GENCOR INDUSTRIES, INC.



Date:  February 6, 1996                    /s/ Russell R. Lee III
                                           ----------------------
                                           Russell R. Lee III
                                           Treasurer