Form 10-Q
period 1996-03-31
GENCOR INDUSTRIES INC
filed 1996-05-14
CIK 64472

                          SECURITIES AND EXCHANGE COMMISSION
                               Washington, D.C.  20549

                                       FORM 10-Q

[X]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
       OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 1996

OR

[   ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                   to
                                ---------------     ---------------

Commission file number    0-3821
                        ---------

                               GENCOR INDUSTRIES, INC.
                               ----------------------
                (Exact name of registrant as specified in its charter)

            Delaware                                    59-0933147
- -------------------------------                       ---------------
(State or other jurisdiction of                      (I.R.S.Employer
incorporated or organization)                        Identification No.)


           5201 North Orange Blossom Trail, Orlando, Florida   32810
           -----------------------------------------------------------
             (Address of principal executive offices)       (Zip Code)

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

                        Yes    X          No
                           --------          ---------

Indicate number of shares outstanding of each of the issuer's classes ofcommon stock as of the latest practicable date.

            Class                                Outstanding at April 24, 1996
           ------                                -----------------------------
Common stock, $.10 par value                                  1,338,832 shares
Class B stock, $.10 par value                                   441,532 shares

                               Gencor Industries, Inc.

                    Form 10-Q for the Quarter Ended March 31, 1996



Index                                                            Page

Part I.   Financial Information - Unaudited

          Item 1.  Financial Statements

                   a) Consolidated Balance Sheet -
                      March 31, 1996 and
                      September 30, 1995                           3



                   b) Consolidated Income Statement -
                      Three and Six Months Ended
                      March 31, 1996 and 1995                      4


                   c) Consolidated Statement of Cash Flows -
                      Six Months Ended
                      March 31, 1996 and 1995                      5


                   d) Notes to Consolidated
                      Financial Statements                         6


         Item 2.   Management's Discussion and Analysis of
                   Financial Position and Results of Operations    7





Part II. Other Information                                         9


         Exhibit 11                                                11

PART I. FINANCIAL INFORMATION
ITEM 1.
- -------
                           GENCOR INDUSTRIES, INC.
                          CONSOLIDATED BALANCE SHEET
                            (DOLLARS IN THOUSANDS)

                                                              March 31,   September 30,
                                                                1996          1995
                                                              ---------   -------------
                                                             (Unaudited)    (Audited)
Assets
- ------
Current assets:
 Cash and cash equivalents                                     $   293       $   416
 Income taxes receivable                                           541            -
 Accounts and notes receivable, less allowance
  for doubtful accounts of $1,941 and $2,555                     4,641         7,185
 Inventories:
  Raw materials                                                  8,830         7,583
  Work-in-process                                                5,437         3,275
  Finished goods                                                 7,904         3,856
                                                               -------       -------
                                                                22,171        14,714
 Prepaid expenses, including deferred income taxes
  of $1,332 and $1,462                                           1,782         2,002
                                                               -------       -------
  Total current assets                                          29,428        24,317

 Property and equipment, net                                    10,409        10,453
 Other assets                                                      322           361
                                                               -------       -------
                                                               $40,159       $35,131
                                                               =======       =======
Liabilities and Shareholders' Equity
- ------------------------------------
Current liabilities:
 Notes payable                                                 $   482       $   913
 Current portion of long-term debt                                 669           632
 Accounts payable                                                7,790         7,169
 Customer deposits                                               3,893           448
 Accrued expenses                                                3,461         3,368
 Income taxes payable                                              430           740
                                                               -------       -------
  Total current liabilities                                     16,725        13,270

Long-term debt                                                  12,703        11,708
Deferred income taxes                                              579           511

Shareholders equity:
 Preferred stock, par value $0.10 per share; authorized
  300,000 shares, non issued                                        -             -
 Common stock, par value $0.10 per share; authorized
  5,000,000 shares; 1,605,267 shares issued                        161           161
 Class B stock, par value $0.10 per share; authorized
  3,000,000 shares; 441,532 and 434,032 shares issued,
  respectively                                                     100            43
 Capital in excess of par value                                  7,741         7,741
 Retained earnings                                               2,818         2,329
 Cumulative translation adjustment                                 283           319
                                                               -------       -------
                                                                11,103        10,593
 Subscription receivable from officer                              (95)          (95)
 Less common stock in treasury, at cost 266,435 shares            (856)         (856)
                                                               -------       -------
                                                                10,152         9,642
                                                               -------       -------
                                                               $40,159       $35,131
                                                               =======       =======

         See accompanying notes to consolidated financial statements.

                            GENCOR INDUSTRIES, INC.
                         CONSOLIDATED INCOME STATEMENT
                                  (UNAUDITED)
                (DOLLARS IN THOUSANDS EXCEPT PER SHARE AMOUNTS)

                                        Three Months Ended       Six Months Ended
                                             March 31,               March 31,
                                        -------------------     -------------------
                                         1996        1995        1996        1995
                                        -------     -------     -------     -------
Net revenue                             $17,433     $18,686     $25,694     $30,144

Costs and expenses:
 Production costs                        12,165      12,566      18,654      21,158
 Product engineering and development        626         524       1,166         942
 Selling, general and administrative      2,274       3,023       4,356       5,057
                                        -------     -------     -------     -------
                                         15,065      16,113      24,176      27,157
                                        -------     -------     -------     -------
Operating income                          2,368       2,573       1,518       2,987

Other income (expense):
 Interest income                             -            8          -           10
 Interest expense                          (383)       (262)       (711)       (507)
 Miscellaneous                                3          49          58         246
                                        -------     -------     -------     -------
Income before income taxes                1,988       2,368         865       2,736

Provision for income taxes                  738         925         288       1,085
                                        -------     -------     -------     -------
Net income                              $ 1,250     $ 1,443     $   577     $ 1,651
                                        =======     =======     =======     =======
Income per common share                 $  0.70     $  0.81     $  0.32     $  0.98
                                        =======     =======     =======     =======

         See accompanying notes to consolidated financial statements.

                            GENCOR INDUSTRIES, INC.
                     CONSOLIDATED STATEMENT OF CASH FLOWS
                                  (UNAUDITED)
                            (DOLLARS IN THOUSANDS)

                                                              Six Months Ended
                                                              March 31,
                                                         1996           1995
                                                       ----------------------
Net income
Adjustments to reconcile net income to cash              $    577   $  1,651
  provided by operations:
  Depreciation and amortization                               344       392
  Loss (gain) on equipment disposal                           (53)        3
  Gain on foreign exchange                                     (2)        (2)
  Change in assets and liabilities:
    Increase in income tax receivable                        (541)         _
    Increase (decrease) n receivables                       2,520     (1,985)
    Increase in inventories                                (7,467)    (4,463)
    Decrease in prepaid expenses                              219        289
    Increase (decrease) in deferred income taxes               68        (63)
    Increase in accounts payable and customer deposits      4,098      4,304
    Increase (decrease) in accrued expenses                    96       (525)
    Decrease in income taxes payable                         (309)      (570)
                                                         --------   --------
      Total adjustments                                    (1,027)    (2,620)
                                                         --------   --------
Cash used for operations                                     (450)      (969)

Cash flows from investing activities:
  Capital expenditures                                       (691)      (227)
  Other, net                                                  444         28
                                                         --------   --------
                                                             (247)      (199)
Cash used for investing activities

Cash flows from financing activities:
  Net reduction under lines of credit and notes payable      (427)      (548)
  Net borrowings (repayments) of debt                       1,032       (966)
  Dividends paid                                              (87)         _
  Other, net                                                   56         (2)
                                                         --------   --------
Cash used for financing activities                            574     (1,516)


Effect of exchange rate changes on cash                         _         (1)
Net increase (decrease) in cash                              (123)    (2,685)

Cash and cash equivalents at:
  beginning of period                                         416      3,925
                                                         --------   --------
  end of period                                          $    293   $  1,240
                                                         --------   --------

Supplemental cash flow information:
- -----------------------------------
Cash paid during the period for:
  Interest                                                $   591    $   426
                                                         --------   --------
  Income taxes                                            $   989    $ 1,683
                                                         ========    =======


         See accompanying notes to consolidated financial statements.



                               Gencor Industries, Inc.

                Notes to Consolidated Financial Statements (Unaudited)



NOTE 1 - BASIS OF PRESENTATION
- ------------------------------

The accompanying unaudited interim consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have beenomitted pursuant to such rules and regulations. The accompanying unaudited interim consolidated financial statements and related notes should beread in conjunction with the financial statements and related notes included in the Company's 1995 Annual Report on Form 10-K. In the opinion of management, all material adjustments, consisting of normal recurring adjustments, considered necessary for a fair presentation have been included in the accompanying unaudited interim consolidated financial statements. Operating results for the six months ended March 31, 1996, are not necessarily indicative of the results that may be expected for the year ending September 30, 1996.

NOTE 2 - CASH DIVIDEND
- ----------------------

On December 1, 1995, the Company declared a cash dividend of $0.05 per share, paid on January 5, 1996, to shareholders of record as of December 18, 1995.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
- ------
         AND RESULTS OF OPERATIONS

A. Consolidated Results of Operations
   ----------------------------------

Results of operations for the quarter ended March 31, 1996, as compared to the quarter ended March 31, 1995:

Total net revenue for the quarter ended March 31, 1996 was $17,433,000 versus $18,686,000 for the same period of 1995, a decrease of $1,253,000 or 6.7%. The decrease in net revenue reflects lower parts and used equipment revenues relative to the same period of fiscal 1995, while revenues from all other sources were relatively unchanged.

Production costs were $12,165,000 or 69.8% of net revenue in the second quarter of fiscal 1996 versus $12,566,000 or 67.2% of net revenue in the same period in fiscal 1995. The decrease in production cost dollars is a direct result of the decrease in net revenue. The higher production costs percentage is due to fixed indirect production costs being spread over lower revenues, combined with a decline in net revenues from higher margin products.

Product engineering and development costs increased $102,000 or 19.5% primarily as a result of higher personnel costs to handle increasing volume and new product development.

Selling, general and administrative expenses decreased in the second quarter of fiscal 1996 to $2,274,000 from $3,023,000 in the same period of fiscal 1996 due primarily to lower bad debt expense, commissions expense and personnel costs.

The change in interest expense reflects higher average borrowings at lower average interest rates.

Net income in the second quarter of fiscal 1996 amounted to $1,250,000, a $193,000 decline over the second quarter of fiscal 1995 net income of $1,443,000 as a result of the above factors.

Results of operations for the six months ended March 31, 1996, as compared to the six months ended March 31, 1995:

Total net revenue for the six months ended March 31, 1996 was $25,694,000 versus $30,144,000 for the same period of 1995, a decrease of $4,450,000 or 14.8%.
Approximately $1,550,000 of this decline is attributable to a decrease in both replacement part sales and used equipment sales. New equipment business has increased, however scheduled delivery of the equipment has been scattered over a longer period of time. The level of bookings for the first six months of 1996 and the backlog at March 31, 1996, suggest that new equipment deliveries in the second half of 1996 should exceed the 1995 delivery levels.

Production costs were $18,654,000 or 72.6% of net revenue in the first six months of fiscal 1996 versus $21,158,000 or 70.2% of net revenue in the same period in fiscal 1995. The decrease in production cost dollars is a direct result of the decrease in net revenue. The higher production costs percentage is due to fixed indirect production costs being spread over lower revenues, combined with a decline in net revenues from higher margin products.

Product engineering and development costs increased $224,000 or 23.8% primarily as a result of higher personnel costs to handle increasing volume and new product development.

Selling, general, and administrative expenses decreased in the first six months of fiscal 1996 to $4,356,000 from $5,057,000 in the same period of fiscal 1995, due primarily to lower bad debt expense, commissions expense, and personnel costs, partially offset by higher trade show costs.

The change in interest expense reflects higher average borrowings at slightly lower average interest rates.

Net income decreased in the first six months of fiscal 1996 to $577,000, from $1,651,000 in the first six months of fiscal 1995 as a result of the above factors.

Liquidity and Capital Resources
- -------------------------------

The Company had working capital at March 31, 1996 of $12,703,000 as compared with working capital of $11,047,000 as of September 30, 1995. The increase in working capital resulted from an increase in inventory and income taxes receivable, and a reduction in notes payable and income taxes payable, partially offset by a decrease in accounts receivable, cash, and prepaid expenses and an increase in customer deposits, accounts payable, and accrued expenses.

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

During the six months ended March 31, 1996, the Company's total debt increased $601,000 as a result of increased borrowings, partially offset by scheduled principal repayments.

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

B.   Financial Condition as of March 31, 1996
     ----------------------------------------

There are no material changes in the Company's financial condition from that reported as of September 30, 1995.

PART II.  OTHER INFORMATION

ITEM 3.  DEFAULTS
- -----------------

None

ITEM 5.  OTHER INFORMATION
- --------------------------

On April 26, 1996, the Company's shares commenced trading on the American Stock Exchange under the symbol "GX" and, as of the same date, are no longer traded on the NASDAQ stock market.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K
- -----------------------------------------

A.   Exhibits:

     (11) Statement regarding computation of earnings per share.

B.   Reports on Form 8-K:

     None

                                       SIGNATURES


Pursuant to the requirements of Sections 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                 GENCOR INDUSTRIES, INC.





Date:  May 10, 1996              /s/ Russell R. Lee III
                                 ---------------------------------
                                 Russell R. Lee III
                                 Treasurer