Form 10-Q
period 1996-06-30
GENCOR INDUSTRIES INC
filed 1996-07-31
CIK 64472

                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                   FORM 10-Q

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
          OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended   June 30, 1996
                                 -------------

OR

[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
          OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                        to
                               ----------------------    -------------------

Commission file number    0-3821
                        ---------

                            GENCOR INDUSTRIES, INC.
                            -----------------------
             (Exact name of registrant as specified in its charter)

      Delaware                                 59-0933147
      --------                                 ----------
(State or other jurisdiction of             (I.R.S. Employer
incorporated or organization)                Identification No.)


            5201 North Orange Blossom Trail, Orlando, Florida   32810
            ------------------------------------------------------------
            (Address of principal executive offices)          (Zip Code)

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

                     Yes    X                 No
                         -------                 ---------

Indicate number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date.

Class                                              Outstanding at July 17, 1996
- ----                                               ----------------------------
Common stock, $.10 par value                               1,338,832 shares
Class B stock, $.10 par value                                441,532 shares

                            Gencor Industries, Inc.

                 Form 10-Q for the Quarter Ended June 30, 1996



Index
- -----

                                                                         Page
                                                                         ----

Part I.   Financial Information - Unaudited

          Item 1.  Financial Statements

               a)  Consolidated Balance Sheet -
                   June 30, 1996 and
                   September 30, 1995                                       3

               b)  Consolidated Income Statement -
                   Three and Nine Months Ended
                   June 30, 1996 and 1995                                   4

               c)  Consolidated Statement of Cash Flows -
                   Nine Months Ended
                   June 30, 1996 and 1995                                   5

               d)  Notes to Consolidated
                   Financial Statements                                     6


          Item 2.  Management's Discussion and Analysis of
                   Financial Position and Results of Operations             7

Part II.  Other Information                                                 9

PART I.    FINANCIAL INFORMATION
ITEM 1.
- -------

                            GENCOR INDUSTRIES, INC.
                           CONSOLIDATED BALANCE SHEET
                            (DOLLARS IN THOUSANDS)


                                                               June 30,                     September 30,
                                                                1996                            1995
                                                             ----------                     ------------
                                                             (Unaudited)                      (Audited)
Assets
- ------
Current assets:
 Cash and cash equivalents                                   $      490                    $       416
 Income taxes receivable                                             29                             -
 Accounts and notes receivable, less allowance
  for doubtful accounts of $1,951 and $2,555                      9,257                          7,185
 Inventories:
  Raw materials                                                   8,728                          7,583
  Work-in-progress                                                3,185                          3,275
  Finished goods                                                  5,624                          3,856
                                                             ----------                    -----------
                                                                 17,537                         14,714
 Prepaid expenses, including deferred income taxes
  of $1,362 and $1,462                                            1,615                          2,002
                                                             ----------                    -----------
  Total current assets                                           28,928                         24,317

 Property and equipment, net                                     10,649                         10,453
 Other assets                                                       349                            361
                                                             ----------                    -----------
                                                             $   39,926                    $    35,131
                                                             ==========                    ===========
Liabilities and Shareholders' Equity
- ------------------------------------
Current liabilities:
 Notes payable                                               $      480                    $       913
 Current portion of long-term debt                                  655                            632
 Accounts payable                                                 6,825                          7,169
 Customer deposits                                                  995                            448
 Accrued expenses                                                 3,586                          3,368
 Income taxes payable                                               853                            740
                                                             ----------                    -----------
  Total current liabilities                                      13,394                         13,270

 Long-term debt                                                  14,156                         11,708
 Deferred income taxes                                              629                            511

 Shareholders' equity:
  Preferred stock, par value $0.10 per share; authorized
   300,000 shares, none issued                                       -                              -
  Common stock, par value $0.10 per share; authorized
   5,000,000 shares; 1,605,267 shares issued                        161                            161
  Class B stock, par value $0.10 per share; authorized
   3,000,000 shares; 441,532 and 434,032 shares issued,
   respectively                                                      44                             43
  Capital in excess of par value                                  7,797                          7,741
  Retained earnings                                               4,398                          2,329
  Cumulative translation adjustment                                 298                            319
                                                             ----------                    -----------
                                                                 12,698                         10,593
  Subscription receivable from officer                              (95)                           (95)
  Less common stock in treasury, at cost 266,435 shares            (856)                          (856)
                                                             ----------                    -----------
                                                                 11,747                          9,642
                                                             ----------                    -----------
                                                             $   39,926                    $    35,131
                                                             ==========                    ===========

         See accompanying notes to consolidated financial statements.

                            GENCOR INDUSTRIES, INC.
                         CONSOLIATED INCOME STATEMENT
                                  (UNAUDITED)
                (DOLLARS IN THOUSANDS EXCEPT PER SHARE AMOUNTS)

                                             Three Months Ended          Nine Months Ended
                                                  June 30,                   June 30,
                                            -------------------        -------------------
                                             1996        1995           1996        1995
                                            -------     -------        -------     -------
Net revenue                                 $21,722     $16,550        $47,416     $46,694

Costs and expenses:
  Production costs                           15,922      12,779         34,576      33,937
  Product engineering and development           531         519          1,697       1,461
  Selling, general and administrative         2,350       2,636          6,706       7,693
                                            -------     -------        -------     -------
                                             18,803      15,934         42,979      43,091
                                            -------     -------        -------     -------
Operating income                              2,919         616          4,437       3,603

Other income (expense):
  Interest income                                 -           8              -          18
  Interest expense                             (319)       (279)        (1,030)       (786)
  Miscellaneous                                   4          40             62         286
                                            -------     -------        -------     -------
Income before income taxes                    2,604         385          3,469       3,121

Provision for income taxes                    1,025          89          1,313       1,174
                                            -------     -------        -------     -------

Net income                                  $ 1,579     $   296        $ 2,156     $ 1,947
                                            -------     -------        -------     -------

Income per common share                     $  0.89     $  0.17        $  1.21     $  1.13
                                            -------     -------        -------     -------

         See accompanying notes to consolidated financial statements.

                            GENCOR INDUSTRIES, INC.
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                  (UNAUDITED)
                            (DOLLARS IN THOUSANDS)


                                                                Nine Months Ended
                                                                    June 30,
                                                                1996         1995
                                                             -----------------------
Net income
Adjustments to reconcile net income to cash                  $ 2,156       $ 1,947
  used for operations:
  Depreciation and amortization                                  532           593
  Loss (gain) on equipment disposal                              (53)            3
  Loss on foreign exchange                                         1             -
  Change in assets and liabilities:
    Increase in income tax receivable                            (29)            -
    Increase in receivables                                   (2,087)       (1,036)
    Increase in inventories                                   (2,826)       (5,636)
    Decrease in prepaid expenses                                 386           353
    Increase (decrease) in deferred income taxes                 118           (98)
    Increase in accounts payable and customer deposits           220         4,433
    Increase in accrued expenses                                 221            91
    Increase (decrease) in income taxes payable                  112          (928)
                                                             -------       -------
      Total adjustments                                       (3,405)       (2,225)
                                                             -------       -------
Cash used for operations                                      (1,249)         (278)

Cash flows from investing activities:
  Capital expenditures                                        (1,089)         (328)
  Other, net                                                     403             8
                                                             -------       -------
Cash used for investing activities                              (686)         (320)

Cash flows from financing activities:
  Net reduction under lines of credit and notes payable         (430)       (1,879)
  Net borrowings of debt                                       2,470             -
  Dividends paid                                                 (87)            -
  Other, net                                                      56            (2)
                                                             -------       -------
Cash provided by (used for) financing activities               2,009        (1,881)

Effect of exchange rate changes on cash                            -            (2)
                                                             -------       -------
Net increase (decrease) in cash                                   74        (2,481)

Cash and cash equivalents at:
  beginning of period                                            416         3,925
                                                             -------       -------
  end of period                                              $   490       $ 1,444
                                                             -------       -------

Supplemental cash flow information:
- -----------------------------------
Cash paid during the period for:
  Interest                                                   $   910       $   735
                                                             -------       -------
  Income taxes                                               $ 1,571       $ 2,179
                                                             -------       -------

         See accompanying notes to consolidated financial statements.

                            Gencor Industries, Inc.

             Notes to Consolidated Financial Statements (Unaudited)



NOTE 1 - BASIS OF PRESENTATION
- ------------------------------

The accompanying unaudited interim consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to such rules and regulations. The accompanying unaudited interim consolidated financial statements and related notes should be read in conjunction with the financial statements and related notes included in the Company's 1995 Annual Report on Form 10-K. In the opinion of management, all material adjustments, consisting of normal recurring adjustments, considered necessary for a fair presentation have been included in the accompanying unaudited interim consolidated financial statements. Operating results for the nine months ended June 30, 1996, are not necessarily indicative of the results that may be expected for the year ending September 30, 1996.

NOTE 2 - CASH DIVIDEND
- ----------------------

On December 1, 1995, the Company declared a cash dividend of $0.05 per share, paid on January 5, 1996, to shareholders of record as of December 18, 1995.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
- -------  OF OPERATIONS

A.  Consolidated Results of Operations
    ----------------------------------

Results of operations for the quarter ended June 30, 1996, as compared to the quarter ended June 30, 1995:

Total net revenue for the quarter ended June 30, 1996 was $21,722,000 versus $16,550,000 for the same period of 1995, an increase of $5,172,000 or 31.3%. The increase in net revenue reflects higher asphalt plant revenues relative to the same period of fiscal 1995, while revenues from used equipment and parts were lower.

Production costs were $15,922,000 or 73.3% of net revenue in the third quarter of fiscal 1996 versus $12,779,000 or 77.2% of net revenue in the same period in fiscal 1995. The increase in production cost dollars is a direct result of the increase in net revenue. The lower production costs percentage is due to fixed indirect production costs being spread over higher revenues.

Product engineering and development costs increased $12,000 or 2.3% primarily as a result of higher personnel costs to handle increasing volume and new product development.

Selling, general and administrative expenses decreased in the third quarter of fiscal 1996 to $2,350,000 from $2,636,000 in the same period of fiscal 1995 due primarily to lower bad debt expense, legal and personnel costs.

The change in interest expense reflects higher average borrowings at lower average interest rates.

Net income in the third quarter of fiscal 1996 amounted to $1,579,000, a $1,283,000 increase over the third quarter of fiscal 1995 net income of $296,000 as a result of the above factors.

Results of operations for the nine months ended June 30, 1996, as compared to the nine months ended June 30, 1995:

Total net revenue for the nine months ended June 30, 1996 was $47,416,000 versus $46,694,000 for the same period of 1995, an increase of $722,000 or 1.5%. The increase in net revenues reflects higher asphalt plant revenues relative to the same period of fiscal 1995, while revenues from used equipment and parts were lower.

Production costs were $34,576,000 or 72.9% of net revenue in the first nine months of fiscal 1996 versus $33,937,000 or 72.7% of net revenue in the same period in fiscal 1995.

Product engineering and development costs increased $236,000 or 16.2% primarily as a result of higher personnel costs to handle increasing volume and new product development.

Selling, general, and administrative expenses decreased in the first nine months of fiscal 1996 to $6,706,000 from $7,693,000 in the same period of fiscal 1995, due primarily to lower bad debt expense, legal and personnel costs.

The change in interest expense reflects higher average borrowings at slightly lower average interest rates.

Net income increased in the first nine months of fiscal 1996 to $2,156,000, from $1,947,000 in the first nine months of fiscal 1995 as a result of the above factors.

Liquidity and Capital Resources
- -------------------------------

The Company had working capital at June 30, 1996 of $15,534,000 as compared with working capital of $11,047,000 as of September 30, 1995. The increase in working capital resulted from an increase in inventory and accounts receivable, and a reduction in notes payable and accounts payable, partially offset by a decrease in prepaid expenses and an increase in customer deposits, accrued expenses and income taxes payable.

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

During the nine months ended June 30, 1996, the Company's total debt increased $2,038,000 as a result of increased borrowings, partially offset by scheduled principal repayments.

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

B.  Financial Condition as of June 30, 1996
    ---------------------------------------

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

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K
- -----------------------------------------

A.  Exhibits:

    (11) Statement regarding computation of earnings per share.
    (27) Financial Data Schedule

B.  Reports on Form 8-K:

    None

                                   SIGNATURES


Pursuant to the requirements of Sections 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       GENCOR INDUSTRIES, INC.



Date:  July 31,1996                    /s/ Russell R. Lee III
                                       -----------------------
                                       Russell R. Lee III
                                       Treasurer