Form 10-K
period 1996-09-30
GENCOR INDUSTRIES INC
filed 1996-12-30
CIK 64472

                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549
                                  FORM 10 - K
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15[d] OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended September 30, 1996
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15[d] OF THE SECURITIES EXCHANGE ACT OF 1934
Commission File No. 0-3821
                            GENCOR INDUSTRIES, INC.
Incorporated in the State                        I.R.S. Employer Identification
of Delaware                                              No. 59-0933147
                        5201 North Orange Blossom Trail
                            Orlando, Florida  32810
              Registrant's Telephone Number, Including Area Code:
                                 (407) 290-6000
          SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:
                                      None
          SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:
                         Common Stock ($.10 Par Value)
                         -----------------------------

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to filing requirements for the past 90 days.
                                                        [X]
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.
                                                        [X]
State the aggregate market value of the voting stock, $.10 per share value Common Stock, held by nonaffiliates of the Registrant as of November 27, 1996:
$23,339,732.

Indicate the number of shares outstanding of each of the Registrant's classes of Common Stock, as of the latest practicable date: 1,353,832 shares of Common Stock ($.10 par value) and 441,532 shares of Class B Stock ($.10 par value) as of November 27, 1996.

List hereunder the following documents if incorporated by reference and the part of the Form 10-K into which the document is incorporated.
Part III - 1997 Proxy Statement which will be filed with the Securities and Exchange Commission.

PART I

ITEM 1.   BUSINESS
-------

(a)  General:
     --------

The Company has seven domestic subsidiaries and seven foreign-based subsidiaries. The seven domestic subsidiaries are General Combustion Corporation ("Genco"), Thermotech Systems Corporation ("Thermotech"), Equipment Services Group, Inc. ("ESGI"), Bituma-Stor, Inc. ("Bituma-Stor"), Bituma Corporation ("Bituma"), The Davis Line, Inc. and California Pellet Mill Company. The Company's foreign subsidiaries are General Combustion Ltd. ("Genco Ltd."), CPM/Europe Limited, CPM/Europe SA, CPM Europe BV, CPM/Pacific (Private) Limited, Gigantissimo 2046 AB, and California Pellet Mill Europe Limited. Additionally, the Company has one operating division - Hy-Way Heat Systems ("Hy-Way"). Except where the context indicates otherwise, the terms "Gencor" and "Company" include its subsidiaries, predecessors and divisions. The Company operates in Orlando, Florida; Marquette, Iowa; Youngstown, Ohio; Aurora, Colorado; Crawfordsville, Indiana; Waterloo, Iowa; N. Kansas City, Missouri; Billingshurst, West Sussex, England; Hasselholm, Sweden; Amsterdam, Netherlands; Wexford, Ireland; Rueil Malmaison, France; and Singapore, Republic of Singapore.

Historical Development
----------------------

Gencor was incorporated in Florida in 1960, as Mechtron Corporation and changed its name to Mechtron-Genco Corporation in 1969 following its merger with General Combustion, Inc. and Genco Manufacturing, Inc. It reincorporated in Delaware in 1969 and adopted the name Mechtron International Corporation in 1970. On June 26, 1987, the Company and its shareholders approved a name change to Gencor Industries, Inc.

The Company and its subsidiaries have made a number of acquisitions over the past several years. The following table summarizes the Company's and its subsidiaries' acquisitions from 1985 to date:

Acquiring Entity      Business Acquired                Date    Type of Business
----------------      -----------------                ----    ----------------
Genco, Ltd.           Beverley Group                   1985    Thermal fluid heaters and
                                                               industrial incinerators

Genco                 Hy-Way Heat Company, Inc.        1986    Manufacturer of fluid heat
                                                               transfer systems and specialty
                                                               tanks.

Gencor                Bituma-Stor, Inc. and            1986    Asphalt plants and hot mix
                      its wholly owned                         asphalt storage silos.
                      subsidiary Bituma
                      Corporation

Gencor                The Davis Line and its           1988    Batch mix asphalt plants,
                      wholly owned subsidiary                  specialty tanks, compact
                      Midwest Tank and                         rollers and other products.
                      Construction Holding
                      Corporation

Gencor                Process Equipment                1996    Pelleting, grinding, flaking,
                      Division of Ingersoll-                   sugar processing and
                      Rand Company                             filtration equipment



Prior to Gencor's acquisition of the Process Equipment Division ("CPM") of Ingersoll-Rand Company effective as of September 30, 1996, Gencor had engaged in the business of the design, manufacture and marketing of industrial combustion systems, fluid heat transfer systems, asphalt production plants and components primarily utilized in the production of asphalt and other materials used in the highway construction industry.

The acquisition of CPM brings to Gencor one new domestic subsidiary and six new foreign subsidiaries. The Company is engaged in the business of the design, manufacture and marketing of pelleting, grinding, flaking, sugar processing and filtration equipment. Gencor intends to continue operating CPM in a similar manner.

(b)  Financial Information About Industry Segments:
     ---------------------------------------------

During 1996, the Company operated in one business segment, by manufacturing heat generation, heat transfer equipment, asphalt production plants, aggregate and other material handling equipment and combustion systems primarily utilized in the production of materials for the construction and repair of roads and highways, and related industries. With the acquisition of CPM, Gencor continues the manufacture of process machinery equipment, however, the industry base of customers has been expanded to include agricultural and food companies.

(c)  Narrative Description of Business:
     ---------------------------------

Gencor designs, manufactures, and sells industrial combustion systems, electronic process control systems, fluid heat transfer systems, asphalt production plants and components, primarily utilized in the production of asphalt and other materials used in the highway construction industry, as well as pelleting, grinding, flaking, sugar processing and filtration equipment used by commercial agricultural companies, integrated food producers, feed mills and food processing companies. To a lesser extent, the Company's products are also used in soil remediation processes, chemical and petroleum processing and production, processing of minerals and in energy generation facilities. The Company is engaged in continuing product engineering and development efforts to expand its product lines and to further develop systems which are more energy efficient and environmentally compatible than equipment presently used throughout its principal markets.

The Company offers its products and services through its domestic and foreign subsidiaries. The significant activities of the Company's domestic and foreign subsidiaries and division are described below.

Genco has been manufacturing and selling combustion systems fueled by oil, gas, and non-fossil fuels to paving contractors since the 1940's. Genco also manufactures combustion systems for boilers, fume and liquid incinerators, dryers and tank heaters.

Hy-Way Systems, a division of Genco, manufactures and sells fluid heat transfer systems that are generally used by the hot mix asphalt industry and other process industries. Hy-Way Heat Systems combined the manufacturing operations of Genco-Sellers, Inc. and Hy-Way Heat Company, Inc. The Hy-Way heat name is known throughout the world and is often used generically to refer to fluid heat transfer systems.

Bituma-Stor, Inc. and its wholly owned subsidiary, Bituma Construction Equipment Corporation, manufacture asphalt plants, hot mix storage silos, fabric filtration systems and other asphalt plant components. Bituma-Stor had manufactured hot mix asphalt storage silos, and Bituma Corporation had manufactured asphalt plants and related components since 1970 as Boeing Construction Equipment Company. Boeing Construction Equipment Company first introduced the then-radical concept of drum-mix continuous asphalt production, since then adopted world-wide as the standard technology. As a result of a 1982 acquisition, the name Boeing Construction Equipment Company was changed to Bituma Construction Equipment Company. The Bituma Group's products are recognized for high quality and excellent workmanship and are known for providing the "heaviest construction" in the asphalt industry.

The largest portion of Gencor's revenues are derived through the manufacture and design of asphalt plants and hot mix storage silos used principally to produce and store asphalt.

The Company's asphalt production equipment operations are subject to seasonal fluctuation, resulting in lower sales and possible losses in the third and fourth calendar quarter of each year. Traditionally, asphalt producers do not purchase new equipment for shipment during the summer and fall months to avoid disruption of their activities during peak periods of highway construction and repair.

Thermotech develops, markets and produces equipment to clean soil contaminated with petroleum products. Thermotech has developed a design which thermally desorbs the contaminants from the soil and, after filtering out all the solid matter from the exhaust gasses of the process, subjects the off-gasses to elevated temperatures as to oxidize all the polluting contaminants in the exhaust and release clean and odorless carbon dioxide and water.

Genco Ltd. has directed its efforts toward engineering sales and services used by the hot mix asphalt industry and other process industries. Genco Ltd. also designs and sells fluid heat transfer systems that are generally in the larger sizes as used by the refineries and other heavy industries.

As a result of the Company's acquisition of the CPM Division, the Company has acquired one new domestic subsidiary, California Pellet Mill Company, a California corporation (CPM) and its six new foreign subsidiaries, CPM/Europe Limited, CPM/Europe SA, CPM Europe BV, CPM Pacific (Private) Limited, Gigantissimo 2046 AB and California Pellet Mill/Europe Limited. Except where the context indicates otherwise, the term "CPM" includes CPM and its six foreign subsidiaries. These companies manufacture a range of particle reduction and separation products for various agricultural and related companies. CPM's products can generally be classified into four distinct product lines:
pelleting equipment, grinding and flaking equipment, sugar processing equipment, and filtration equipment. CPM's pelleting, grinding and flaking products are sold to a common customer base, often for use in an integrated system for animal feed production. This common market focus has allowed CPM to realize certain synergies from the combination of these businesses, particularly in the areas of marketing and manufacturing.

Pelleting is primarily used in the production of animal feed and involves a particle size upgrading process in which loose, often bulky material with physical characteristics ranging from a fine powder to small granules are compressed and formed into pellets of increased bulk density. Pellets are durable and stable, and thus highly resistant to disintegration and breakage. This eliminates many of the processing problems normally encountered with fine substances, permitting particle size control, reclamation of undersize particles, and the elimination of dust. Although pelleting equipment is typically used in the production of animal feed, pelleting technology is increasingly being used by other industries, including waste processing and chemical and plastics manufacturing.

CPM's grinding and flaking equipment includes machinery designed to grind and process various grains, including wheat, soybeans, and corn. This equipment is often used by customers for the preparation of ingredients for use in pelletized animal feed or for the grinding of mash feed and is also used for the processing of grains for oil separation.

Under the name Silver-Weibull, CPM manufactures sugar processing equipment, including extraction centrifuges and crystallizers for cane and beet sugar processors. The manufacture of sugar involves a number of phases which vary depending on whether the sugar is sourced from cane or beet. However, both processes lead to a crystallization process in which the sugar is crystallized and separated from a raw juice known as "standard liquor." CPM manufactures products specifically for this crystallization phase of sugar processing.

CPM also manufactures a small line of filtration products, including two roll presses, and a continuous pressure filter. These products are sold to a range of industrial users, including mineral processing and corn wet milling companies.

International Operations:
------------------------
The Company has seven foreign subsidiaries. See "Narrative Description of Business" above for information concerning the foreign subsidiaries.

Sources of Supply and Manufacturing:
-----------------------------------

Virtually all products sold by the Company and its subsidiaries are manufactured by the Company, except for procured raw materials and hardware. The Company does purchase a large quantity of steel with which to manufacture all of its products. The Company regularly purchases from over 500 manufacturers and suppliers of basic raw materials and a broad variety of hardware utilized in the manufacture of the products of the Company. No one manufacturer or supplier accounted for more than 10% of the Company's total purchases during the year ended September 30, 1996. The Company constantly reviews the cost effectiveness of internal manufacturing versus subcontracting/assembly of its product line. Currently, CPM does purchase large quantities of steel, forging and machined components from several sources worldwide. No one manufacturer or supplier accounted for more than 10% of CPM total purchases.

Inventories:
-----------

As of September 30, 1996, inventories constituted approximately 59% of the Company's current assets and 35% of the Company's total assets. Most of the inventory is utilized in manufacturing operations.

Product Engineering and Development:
-----------------------------------

The Company's product engineering and development activities are directed and conducted at its offices in Orlando, Florida; Marquette, Iowa; Youngstown, Ohio and Billingshurst, West Sussex, England. Work has been accomplished on the uses of cost effective, nonfossil fuels, bio-mass, refuse-derived fuel, coal and coal mixtures, the economical recycling of old asphalt, new designs of environmentally compatible asphalt plants and development of advanced designs of machinery for the remediation of contaminated soil. In addition, product engineering and development activities are directed toward more efficient methods of producing asphalt by constantly seeking to upgrade the quality of the asphalt plants manufactured and the methods by which asphalt is produced by the plants. Product engineering and development has also been directed toward the development of combustion systems that operate at higher temperatures and with higher levels of environmental compatibility, as well as more efficient and lower cost fluid heat transfer systems. Product engineering and development continues on a daily basis into other applications beneficial to the Company. Product engineering and development expenses were approximately $2,207,000, $1,920,000, and $1,939,000 in the twelve months ended September 30, 1996, 1995, and 1994, respectively.

Competition:
-----------

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

CPM is also subject to competition from a number of sources on its product lines as well. Its domestic competition for pellet mills consists primarily of small manufacturers who lack both the capital resources and the breadth of product line possessed by CPM. The competitive environment for CPM's sugar processing equipment is characterized by a few large manufacturers and a number of relatively small manufacturers which focus on specific geographic markets.

Sales Backlog:
-------------

The nature of Gencor's business is such as to require a relatively short turnaround from order to shipment; usually less than ninety (90) days. Demand for Company asphalt production equipment exhibits seasonality, particularly in the first and fourth fiscal quarter whereas the Company's agricultural products exhibit slightly less seasonality, primarily in the second and third fiscal quarters. As a result of the foregoing, the size of the Company's backlog should not be viewed as an indicator of future Company financial results. The Company's backlog was approximately $41,165,000 at November 27, 1996. The Company believes that all of the backlog at November 27, 1996 will be delivered in fiscal 1997.

Customers and Marketing:
-----------------------

The principal users of Gencor products are large highway construction companies, producers of materials used in highway construction, commercial agricultural companies, integrated food producers, feed mills and food processing companies.

Gencor believes that 4,000 to 5,000 asphalt production plants operate in the United States, and a similar number in the United Kingdom and Europe. Asphalt paving contractors participate in the highway construction industry, which is equipment and capital intensive. Gencor's focus over recent years has been on developing products which are fuel efficient, environmentally compatible, and technologically ahead of the competition. It utilizes technologies involving advanced concepts and disciplines in environmental compliance, heat release, energy conservation, heat recovery and noise attenuation in manufacturing machinery and plants used in the production of highway construction materials.

The Gencor sales are handled by Gencor employed sales representatives, independent dealers and agents located throughout the world. The Company has established marketing and manufacturing programs to enable Hy-Way Heat and Genco Ltd. to sell one another's product lines since the product lines are complementary. In addition, Genco Ltd. is marketing the general Combustion Systems in the United Kingdom and Europe as well as marketing the Bituma and H&B lines of asphalt plants and related components in the same area.

Through many years of supplying its products and services to customers in the U.S. and around the world, Gencor's management believes that CPM has the largest installed base of pelleting equipment in the world and also one of the largest bases of grinding equipment. Many of CPM's products are perceived by customers as being the most reliable and technologically advanced equipment available. This large installed base has provided CPM with a strong reputation and customer base which generates a regular and recurring level of orders for its products and services. CPM's position in its targeted markets continues to be well protected by its reputation, new process innovations, applications expertise and customer loyalty.

Because of the common end-markets and customers for the CPM products, a common sales and marketing team is used to market CPM's products throughout the world. Furthermore, because CPM is one of the largest producers in all of its products, and due to the benefits of consolidating these products into a common marketing effort, CPM believes that it has developed the largest and most comprehensive marketing and sales team in the industry.

Internationally, CPM's sales and marketing efforts vary from region to region. In Europe, the majority of sales representatives are direct employees of Gencor. In Japan, CPM's products are marketed through Sanyo Trading Company. In addition, CPM uses marketing agreements with companies in Europe to market Silver-Weibull Sugar processing equipment.

Regulations:
-----------

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

Employees:
---------

As of September 30, 1996, the Company employed approximately 1,050 persons in manufacturing, sales and marketing, and engineering positions relating to product manufacturing and development, and administration. The Company has negotiated a collective bargaining agreement as of June 25, 1996 effective through June 27, 1998, covering the production and maintenance employees at its Marquette, Iowa facility. In addition, the Company has a collective bargaining agreement in place covering the production employees at its Crawfordsville, Indiana facility until April 1, 2000.

(d)  Financial Information About Foreign and Domestic Operations and Export
     ----------------------------------------------------------------------
     Sales:
     -----

Geographic information at September 30, 1996, 1995, and 1994 and for the years ended September 30, 1996, 1995, and 1994 is as follows:

                                             1996              1995              1994
                                       ---------------    --------------    ---------------
Net Sales to Unaffiliated Customers
    United States                      $ 57,395,923.00    $56,427,367.00     $55,395,036.00
    Europe                                2,811,999.00      2,517,065.00       2,336,871.00
                                       ---------------    --------------     --------------
    Total Consolidated                 $ 60,207,922.00    $58,944,432.00     $57,731,907.00
                                       ===============    ==============     ==============

Net Sales or Transfers Between
  Geographic Areas
    United States                      $             -    $            -     $            -
    Europe                                  109,172.00        143,861.00         224,365.00
                                       ---------------    --------------     --------------
    Total                              $    109,172.00    $   143,861.00     $   224,365.00
                                       ===============    ==============     ==============

Operating Income
    United States                      $  5,067,238.00    $ 3,657,019.00     $ 3,466,893.00
    Europe                                  173,204.00        213,900.00          93,451.00
                                       ---------------    --------------     --------------
    Total                              $  5,240,442.00    $ 3,870,919.00     $ 3,560,344.00
                                       ===============    ==============     ==============

Identifiable Assets
    United States                      $ 98,169,867.00    $32,984,053.00     $32,595,135.00
    Europe                               13,915,674.00      1,835,425.00       1,943,301.00
    Other                                 6,975,854.00                 -                  -
                                       ---------------    --------------    ---------------
    Total                              $119,061,395.00    $34,819,478.00     $34,538,436.00
                                       ===============    ==============     ==============

Export Sales from the U.S.             $  1,846,000.00    $ 4,828,000.00     $ 7,548,000.00
                                       ===============    ==============     ==============

(e)  Executive Officers of the Registrant:
     ------------------------------------

The executive officers of the Registrant are:

       NAME                          POSITION
       ----                          ---------

       E.J. Elliott                  Chairman of the Board and President
       John E. Elliott               Executive Vice President
       Russell R. Lee III            Treasurer
       Alan B. Dawes                 Managing Director, General Combustion Ltd.
       David F. Brashears            Senior Vice President, Technology
       D. William Garrett            Vice President, Sales
       Marc G. Elliott               Vice President, Marketing
       Jeanne Lyons                  Secretary

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

Mr. John Elliott was elected Assistant Vice President and a Director of the Company in 1985. In 1986, he was elected a Vice President and promoted to Executive Vice president in 1989. Mr. John Elliott has been with the Company since 1982.

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

Ms. Jeanne Lyons was elected Secretary in 1996 and has been with the Company since 1995.

ITEM 2.   PROPERTIES
-------


LOCATION                        ACREAGE    SQ. FEET     PRINCIPAL FUNCTION
--------                        -------    --------     ------------------
Orange County, Florida           27         171,000     Principal Company offices and
                                                        manufacturing of General Combustion
                                                        and H&B products
Billinghurst, West Sussex,
  England                         1.2         5,000     General Combustion Ltd. offices

Youngstown, Ohio                  5.5        45,000     Hy-Way offices and manufacturing

Marquette, Iowa                  72         137,000     Bituma Group offices and manufacturing

Indianapolis, Indiana            11.3        79,000     Property for sale (former H&B offices
                                                        and manufacturing facilities)

Aurora, Colorado                 16.8       117,000     CPM offices and manufacturing

Hasselholm, Sweden                N/A        10,000     CPM offices and manufacturing

Crawfordsville, Indiana           2.7        62,000     CPM offices and manufacturing

Waterloo, Iowa                   11.5        55,000     CPM offices and manufacturing

North Kansas City, Missouri        .7         6,000     CPM offices and warehouse

Amsterdam, Netherlands            1.2        75,000     CPM offices and manufacturing

Wexford, Ireland                  5.6        60,000     CPM offices and manufacturing

Rueil Malmaison, France            .2         4,000     CPM offices

Singapore, Republic of
  Singapore                       N/A        40,000     CPM offices and manufacturing

See Note 5 to the accompanying consolidated financial statements (Item 14) for a description of existing encumbrances.

ITEM 3.   LEGAL PROCEEDINGS
-------

In the normal course of business, the Company has various lawsuits and claims pending, which may be covered in whole or in party by insurance, and which, in any event, if found against the Company, will not have a material effect. Management has reviewed all litigation matters and, upon advice of counsel, has made provisions for any estimable losses and expenses of litigation.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
-------

(a)  Annual meeting held August 14, 1996

(b)  Not applicable

(c) There were 1,338,832 shares of Common Stock and 441,532 of Class B Stock outstanding as of July 1, 1996, the record date for the 1996 annual meeting of shareholders. A total of 1,218,943 shares were voted. The following matters were voted upon at the meeting:

     The five nominees for the Board of Directors were elected by the shareholders with the following vote:

                                 Votes           Votes           Broker
                Nominee           For           Withheld       Non-Votes
                -------          -----          --------       ---------

       E. J. Elliott            407,344  (1)        -              N/A
       Constantine L. Corpas          -  (1)        -              N/A
       John E. Elliott                -  (1)        -              N/A
       Peter Kourmolis                -  (1)        -              N/A
       David A. Air             645,262          576,591           N/A

     (1) Class B shareholders elected these directors.

     The amendment to the Company's Certificate of Incorporation to increase the number of authorized Common Stock from 5,000,000 to 15,000,000 and the number of authorized Class B Stock from 3,000,000 to 6,000,000 was not passed by the shareholders with the following vote:

                       Votes For   Votes Against    Abstentions    Broker Non-Votes
                       ---------   -------------    -----------    ----------------
       Common stock     570,059       649,439           4,521             N/A
       Class B stock    407,344          -                -               N/A

     The Selection of Deloitte & Touche LLP, independent certified public accountants, as auditors for the Company for the year ending September 30, 1996 was ratified by the shareholders with the following vote:

                       Votes For   Votes Against    Abstentions    Broker Non-Votes
                       ---------   -------------    -----------    ----------------
                       1,213,206       4,827            910               N/A

(d)  Not applicable

PART II

ITEM 5.     MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED SHAREHOLDER
-------     MATTERS

Stock price information is as follows:


                                                   SALES PRICES
                                                   ------------
                                                   HIGH     LOW
                                                   ----     ---

1996
----
    First Quarter                                  11       7 1/2
    Second Quarter                                  9 1/2   7 1/2
    Third Quarter                                   9 13/16 8 1/2
    Fourth Quarter                                 17       7 1/2

1995
----
    First Quarter                                  15       9 1/2
    Second Quarter                                 13       9
    Third Quarter                                  11 1/4   8 7/8
    Fourth Quarter                                 14 1/4   8 1/4

As of November 27, 1996, there were 456 holders of Common Stock of record and 12 holders of Class B Stock of record.

Gencor's stock is traded on the American Stock Exchange under the symbol (GX).

On November 21, 1996, the Board of Directors declared a cash dividend of $.05 per share, payable January 4, 1997 to shareholders of record as of December 18, 1996. The Company previously paid a cash dividend of $.05 per share on January 5, 1996 to shareholders of record as of December 18, 1995.

On November 16, 1994, the Company's Board of Directors declared a ten percent stock dividend. Prior to this, the Company had not paid any dividends in cash or otherwise on any shares of its capital stock since 1971.

Any dividends which may be paid in the future will be dependent upon conditions then existing and will be at the discretion of the Board of Directors of the Company.

ITEM 6.  SELECTED FINANCIAL DATA
-------

                                                                                                 Nine Months
                                             Years Ended                                            Ended          Year Ended
                                            September 30,                                        September 30,     December 31,
                                                 1996              1995             1994             1993            1992 (1)
Net revenue                                 $ 60,207,922       $58,944,432      $57,731,907      $43,642,125       $44,852,548
Operating income                               5,240,442         3,870,919        3,560,344        2,072,150         1,188,810
Income before extraordinary gain               2,756,564         2,038,722        1,630,516          955,486            34,741
Extraordinary gain                                     -           497,701                -                -                 -
                                            ------------       -----------      -----------      -----------       -----------
Net income                                  $  2,756,564       $ 2,536,423      $ 1,630,516      $   955,486       $    34,741
                                            ============       ===========      ===========      ===========       ===========
Net income per common share (2):
  Income before extraordinary gain          $       1.55       $      1.18      $      1.01      $      0.59       $      0.02
  Extraordinary gain                                   -              0.28                -                -                 -
                                            ------------       -----------       ----------      -----------       -----------
Net income                                  $       1.55       $      1.46      $      1.01      $      0.59       $      0.02
                                            ============       ===========      ===========      ===========       ===========
Selected balance sheet data:
                                                              September 30,                      September 30,     December 31,
                                               1996(3)            1995              1994             1993            1992(1)
                                               -------            ----              ----             ----            -------
Current assets                              $ 69,812,647       $24,005,167      $23,437,160      $21,199,692       $19,409,613
Current liabilities                         $ 29,952,263       $12,957,780      $15,171,583      $16,046,375       $13,888,648
Total assets                                $119,061,395       $34,819,478      $34,538,436      $35,138,357       $32,635,554
Long-term debt                              $ 73,746,253       $11,708,403      $11,623,075      $12,387,854       $13,389,751
Shareholders' equity                        $ 12,399,238       $ 9,642,295      $ 7,099,778      $ 5,417,128       $ 4,454,155


(1) In January 1993, the Company adopted Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes (FAS 109). The selected financial data presented for the year ended December 31, 1992 has been adjusted to reflect the effect of retroactively applying FAS 109.

(2) Income per share has been computed based on the weighted average number of common and common equivalent shares outstanding during each fiscal year.

                  1996                              1,780,159
                  1995                              1,732,725
                  1994                              1,610,608
                  1993                              1,606,740
                  1992                              1,602,092

(3) Includes the Company's acquisition of CPM, effective as of September 30, 1996.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS ------- OF OPERATIONS

The consolidated statements of income, shareholders' equity, and cash flows are presented for the years ended September 30, 1996, 1995, and 1994.

Year ended September 30, 1996 compared with the year ended September 30, 1995
-----------------------------------------------------------------------------

Net sales and revenue increased to $60,208,000 in the twelve months ended September 30, 1996 as compared to $58,944,000 in the twelve months ended September 30, 1995. Income before the extraordinary gain increased 35.2% from $2,039,000 in the twelve months ended September 30, 1995 to $2,757,000 in the 1996 period.

Sales in the U.S. increased slightly from $56,427,000 in 1995's twelve months to $57,396,000 in the 1996 period. Production costs as a percentage of sales also increased slightly between the two periods. Operating expenses in the U.S. decreased $1,926,000 in the twelve months ended September 30, 1996 from 20.9% of sales to 17.3% of sales. This increase resulted from a decrease in bad debt expense and outside service costs.

Operating income in the U.S. increased from $3,657,000 in the twelve months ended September 30, 1995 to $5,067,000 in 1996, as a result of the higher sales volume and lower operating expenses.

The Company's U.K. subsidiary's sales increased from $2,517,000 in the twelve months ended September 30, 1995 to $2,812,000 in fiscal 1996. Operating income in the U.K. decreased 19.2% from $214,000 in 1995 to $173,000 in 1996, as a result of sales of lower margin products.

Consolidated nonoperating income and expense increased from a net expense of $746,000 in the twelve months ended September 30, 1995 to $1,289,000 in fiscal 1996, as the result of higher interest expense due to higher average outstanding debt balances combined with the loss of nonrecurring equipment rental income in fiscal 1995.

Year ended September 30, 1995 compared with the year ended September 30, 1994
-----------------------------------------------------------------------------

Net sales and revenue increased to $58,944,000 in the twelve months ended September 30, 1995 as compared to $57,732,000 in the twelve months ended September 30,1994. Income before the extraordinary gain increased 25.0% from $1,630,000 in the twelve months ended September 30, 1994 to $2,039,000 in the 1995 period. Net income, which includes an extraordinary gain of $498,000 related to a real estate transaction, increased to $2,536,000 for the twelve months ended September 30, 1995 as compared to $1,630,000 in the 1994 period.

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

Liquidity and Capital Resources
-------------------------------

The Company has working capital at September 30, 1996 of $39,860,000 as compared with working capital of $11,047,000 as of September 30, 1995. The increase in working capital resulted from an increase in inventories and accounts receivable primarily due to assets received in conjunction with the acquisition of CPM.

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

During fiscal 1996, the Company's total debt increased $3,783,000, as a result of borrowings needed to meet working capital requirements, partially offset by scheduled principal repayments, and $60,869,000 as a result of the acquisition of CPM.

The Company owned two real estate properties which are regarded as excess and are unused as a result of consolidation and having built more efficient, modern facilities. During fiscal 1996, one of these properties was sold and the proceeds of these sales were used to reduce bank debt. The Company cannot predict when it will sell the remaining parcel of property.

The Company believes that, based on the present conditions and banking arrangements, it will be able to meet its working capital needs during fiscal 1997 through operations.
Capital expenditures were approximately $1,345,000 in the year ended September 30, 1996 compared to $463,000 in the year ended September 30, 1995.
The effect of inflationary adjustments have been substantially offset by pricing adjustments.

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
-------

An index to the consolidated financial statements of the Company and its subsidiaries is set forth following Part IV hereof.

ITEM 9.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING
-------
          AND FINANCIAL DISCLOSURE
None

PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS
--------

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

ITEM 11.  EXECUTIVE COMPENSATION
--------

The information required by this Item 11 is incorporated herein by reference to the Company's definitive Proxy Statement which will be filed with the Securities and Exchange Commission.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
--------

The information required by this Item 12 is incorporated herein by reference to the Company's definitive Proxy Statement which will be filed with the Securities and Exchange Commission.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
--------

The information required by this Item 13 is incorporated herein by reference to the Company's definitive Proxy Statement which will be filed with the Securities and Exchange Commission.

PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K
--------

(a) A listing of financial statements and financial statement schedules filed as part of this report is set forth in the "Index to Financial Statements" following Part IV hereof.

(b)  Reports on Form 8-K:  Form 8-K filed on August 19, 1996.

(c)  Exhibit Index - 1996 Annual Report on Form 10-K.


EXHIBIT
NUMBER           DESCRIPTION                                     FILED HEREWITH
-------          -----------                                     --------------
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


EXHIBIT
NUMBER           DESCRIPTION                                     FILED HEREWITH
-------          -----------                                     --------------
  4.5     Trust Indenture between Orange County Industrial
          Development Authority and Barnett Banks Trust Company
          dated as of December 1, 1984, incorporated by
          reference to Exhibit 4.5 to Registration No. 33-627.

  4.6     Guaranty Agreement between General Combustion
          Corporation, Mechtron International DISC Corporation,
          Control Delta Corporation, Thermotech Systems
          Corporation of Florida, General Combustion Limited, and the Orange County Industrial Development
          Authority dated as of December 1, 1984, incorporated by reference to Exhibit 4.6 to Registration
          No. 33-627.

  4.11    Specimen copy of note from Company to David Eugene
          Davis, dated January 8, 1988, incorporated by reference to an exhibit to the Company's Report on Form 8-K filed on February 17, 1988.

  4.27 $95 million Senior Secured Credit Agreement, by and among Gencor, the Lenders and Credit Lyonnais, New York Bank as Agent to the Lenders and the Issuing Bank with respect to the Letters of Credit, incorporated by reference to Exhibit 10.4 to the Company's Report on Form 8-K filed on December 26, 1996.

  4.28    Borrower Security Agreement, dated as of December 10,
          1996, made by Registrant in favor of Credit Lyonnais
          New York Branch, as Agent, incorporated by reference to Exhibit 10.5 to the Company's Report on Form 8-K filed on December 26, 1996.

  4.29    Borrower Copyright Security Agreement, dated as of
          December 10, 1996, made by Registrant in favor of Credit Lyonnais New York Branch, as Agent, incorporated by reference to Exhibit 10.6 to the Company's Report on Form 8-K filed on
          December 26, 1996.

  4.30    Borrower Pledge Agreement, dated as of December 10,
          1996, made by Registrant in favor of Credit Lyonnais
          New York Branch, as Agent, incorporated by reference to Exhibit 10.7 to the Company's Report on Form 8-K filed on December 26, 1996.


EXHIBIT
NUMBER           DESCRIPTION                                     FILED HEREWITH
-------          -----------                                     --------------
  4.31    California Pellet Mill Company Security Agreement,
          dated as of December 10, 1996, made by California
          Pellet Mill Company in favor of Credit Lyonnais
          New York Branch, as Agent, incorporated by reference
          to Exhibit 10.8 to the Company's Report on Form 8-K
          filed on December 26, 1996.

  4.32 California Pellet Mill Company Pledge Agreement, dated as of December 10, 1996, made by California
          Pellet Mill Company in favor of Credit Lyonnais
          New York Branch, as Agent, incorporated by reference to Exhibit 10.9 to the Company's Report on Form 8-K filed on December 26, 1996.

  4.33 General Combustion Corporation Security Agreement, dated as of December 10, 1996, made by General
          Combustion Corporation in favor of Credit Lyonnais
          New York Branch, as Agent, incorporated by reference to Exhibit 10.10 to the Company's Report on Form 8-K filed on December 26, 1996.

  4.34 Equipment Services Group, Inc. Security Agreement, dated as of December 10, 1996, made by Equipment
          Services Group, Inc. in favor of Credit Lyonnais
          New York Branch, as Agent, incorporated by reference to Exhibit 10.11 to the Company's Report on Form 8-K filed on December 26, 1996.

  4.35 Thermotech Systems Corporation Security Agreement, dated as of December 10, 1996, made by Thermotech
          Systems Corporation in favor of Credit Lyonnais
          New York Branch, as Agent, incorporated by reference to Exhibit 10.12 to the Company's Report on Form 8-K filed on December 26, 1996.

  4.36    Bituma-Stor, Inc. Security Agreement, dated as of
          December 10, 1996, made by Bituma-Stor, Inc. in favor of Credit Lyonnais New York Branch, as
          Agent, incorporated by reference to Exhibit 10.13 to the Company's Report on Form 8-K filed on December 26, 1996.

  4.37    Bituma Corporation Security Agreement, dated as of
          December 10, 1996, made by Bituma Corporation in favor of Credit Lyonnais New York Branch, as
          Agent incorporated by reference to Exhibit 10.14 to the Company's Report on Form 8-K filed on December 26, 1996.



EXHIBIT
NUMBER           DESCRIPTION                                     FILED HEREWITH
-------          -----------                                     --------------
  4.38    Mortgage made by Gencor, Industries, Inc. in
          favor of Credit Lyonnais New York Branch, as
          Agent, for certain real property located in
          Orlando, Florida, incorporated by reference to
          Exhibit 10.15 to the Company's Report on
          Form 8-K filed on December 26, 1996.

  4.39 Mortgage made by General Combustion Corporation in favor of Credit Lyonnais New York Branch, as
          Agent, for certain real property located in Youngstown, Ohio, incorporated by reference to
          Exhibit 10.16 to the Company's Report on Form 8-K filed on December 26, 1996.

  4.40 Mortgage made by Gencor Industries, Inc. in favor of Credit Lyonnais New York Branch, as
          Agent, for certain real property located in Marquette, Iowa, incorporated by reference to
          Exhibit 10.17 to the Company's Report on Form 8-K filed on December 26, 1996.

  4.41 Mortgage made by California Pellet Mill Company in favor of Credit Lyonnais New York Branch, as Agent, for certain real property located in Waterloo, Iowa, incorporated by reference to
          Exhibit 10.18 to the Company's Report on Form 8-K filed on December 26, 1996.

  4.42 Mortgage made by California Pellet Mill Company in favor of Credit Lyonnais New York Branch, as Agent, for certain real property located in Crawfordsville, Indiana, incorporated by reference to Exhibit 10.19 to the Company's
          Report on Form 8-K filed on December 26, 1996.

  4.43    Tranche A Term Note, incorporated by reference to
          Exhibit 10.20 to the Company's Report on Form 8-K filed on December 26, 1996.

  4.44    Tranche B Term Note, incorporated by reference to
          Exhibit 10.21 to the Company's Report on Form 8-K filed on December 26, 1996.

  4.45    Revolving Credit Notes, incorporated by reference to
          Exhibit 10.22 to the Company's Report on Form 8-K filed on December 26, 1996.

  10.1    1982 Incentive Stock Option Plan and form of Stock
          Option Agreement, incorporated by reference to
          Exhibit 10.1(a) to the Company's Annual Report on
          Form 10-K for the year ended December 31, 1984.


EXHIBIT
NUMBER           DESCRIPTION                                     FILED HEREWITH
-------          -----------                                     --------------
  10.2    Form of Agreement for Nonqualified Stock Options
          granted in 1982, 1983, 1984, and 1985, incorporated
          by reference to Exhibit 10.2(b) to the Company's
          Annual Report on Form 10-K for the year ended
          December 31, 1984.

  10.5 Form of Agreement for Nonqualified Stock Options granted in 1986, incorporated by reference to the Annual Report on Form 10-K for the year ended
          December 31, 1986.

  10.6 1992 Stock Option Plan and Form of Agreement, incorporated by reference to Exhibit 10.6 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1992.

  10.7    Purchase Agreement between Ingersoll-Rand Company and
          Registrant, dated August 12, 1996 incorporated by reference to Exhibit 10.1 to the Company's Report on Form 8-K filed on August 19, 1996.

  10.8 First Amendment, dated as of November 22, 1996, to the Purchase Agreement between Ingersoll-Rand
          Company and Registrant, dated August 12, 1996 incorporated by reference to Exhibit 10.2 to the Company's Report on Form 8-K filed on December 26, 1996.

  10.9 Second Amendment, dated as of December 10, 1996, to the Purchase Agreement between Ingersoll-Rand
          Company and Registrant, dated August 12, 1996 incorporated by reference to Exhibit 10.3 to the Company's Report on Form 8-K filed on December 26, 1996.

  11.0    Statement regarding Computation of Earnings per Share.        X

  21.0    Subsidiaries of the Registrant.                               X

                                  SIGNATURES

Pursuant to the requirements of Sections 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:  December 30, 1996              GENCOR INDUSTRIES, INC.

                                       (Registrant)

                                       By: /s/ E.J. Elliott
                                          --------------------
                                       E.J. Elliott
                                       President and Chairman
                                         of the Board

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated. The signatures of Directors constitute a majority of Directors.


/s/ E.J. Elliott                       /s/ Russell R. Lee III
----------------                       ----------------------
E.J. Elliott                           Russell R. Lee III
President and Chairman of the Board    Treasurer


/s/ C.L. Corpas                        /s/ Peter Kourmolis
---------------                        -------------------
C.L. Corpas                            Peter Kourmolis
Director                               Director


/s/ John E. Elliott                    /s/ David A. Air
-------------------                    ----------------
John E. Elliott                        David A. Air
Director                               Director

                            GENCOR INDUSTRIES, INC.
                            -----------------------

        INDEX TO FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULES
        ---------------------------------------------------------------

                                                                   PAGE
                                                                  ------

Report of Independent Certified Public Accountants.............     26

Consolidated Balance Sheets at September 30, 1996 and 1995.....     27

Consolidated Statements of Income for the years ended
  September 30, 1996, 1995, and 1994...........................     28

Consolidated Statements of Shareholders' Equity for the years
  ended September 30, 1996, 1995, and 1994.....................     29

Consolidated Statements of Cash Flows for the years ended
  September 30, 1996, 1995, and 1994...........................     30

Notes to Consolidated Financial Statements.....................     31

Financial Statement Schedule:
  VIII  Valuation and Qualifying Accounts......................     40

All other schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

To the Board of Directors and Shareholders of Gencor Industries, Inc.
Orlando, Florida

We have audited the accompanying consolidated balance sheets of Gencor Industries, Inc. and subsidiaries (the "Company") as of September 30, 1996 and 1995, and the related consolidated statements of income, shareholders' equity and cash flows for each of the three years in the period ended September 30, 1996. Our audits also included the financial statement schedule listed in the accompanying index. These consolidated financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statements and financial statement schedule based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Gencor Industries, Inc. and subsidiaries at September 30, 1996 and 1995, and the results of their operations and their cash flows for each of the three years in the period ended September 30, 1996, in conformity with generally accepted accounting principles. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.



DELOITTE & TOUCHE LLP
December 10, 1996
Orlando, Florida

                            GENCOR INDUSTRIES, INC.

                          CONSOLIDATED BALANCE SHEETS

                                                                       September 30,
                                                                     1996          1995
                                                                 ------------   -----------
ASSETS
Current assets:
  Cash and cash equivalents                                      $  1,501,546   $   415,668
  Accounts receivable, less allowance for doubtful accounts
    of $2,859,000 ($2,555,000 in 1995)                             24,645,679     7,184,733
  Inventories                                                      41,536,558    14,714,777
  Prepaid expenses, including deferred income taxes of
    $612,000 ($1,150,000 in 1995)                                   2,128,864     1,689,989
                                                                 ------------   -----------
           Total current assets                                    69,812,647    24,005,167

Property and equipment, net                                        36,795,774    10,453,405
Other assets                                                        3,345,791       360,906
Goodwill                                                            9,107,183
                                                                 ------------   -----------
                                                                 $119,061,395   $34,819,478
                                                                 ============   ===========
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Notes payable                                                   $ 1,699,151   $   913,337
  Current portion of long-term debt                                 2,528,367       632,254
  Accounts payable                                                 13,368,333     7,167,886
  Customer deposits                                                 3,242,271       448,166
  Income taxes payable                                                284,699       428,237
  Accrued expenses                                                  8,829,442     3,367,900
                                                                 ------------   -----------
           Total current liabilites                                29,952,263    12,957,780

Post-retirement benefits                                            1,525,800
Deferred income taxes                                               1,437,841       511,000
Long-term debt                                                     73,746,253    11,708,403

Contingencies and commitments

Shareholders' equity:
  Preferred stock, par value $.10 per share; authorized
   300,000 shares; none issued
  Common stock, par value $.10 per share; 5,000,000
    shares authorized;1,620,267 shares issued
    (1,605,267 shares in 1995)                                        162,027       160,527
  Class B stock, par value $.10 per share; 3,000,000
    shares authorized; 441,532 shares issued and outstanding
    (434,032 shares in 1995)                                           44,153        43,403
  Capital in excess of par value                                    7,836,158     7,740,908
  Retained earnings                                                 4,998,558     2,328,655
  Cumulative translation adjustment                                   308,671       319,131
                                                                 ------------   -----------
                                                                   13,349,567    10,592,624

  Less:  Subscription receivable from officer                         (94,992)      (94,992)
         Common stock in treasury, 266,435 shares at cost            (855,337)     (855,337)
                                                                 ------------   -----------
                                                                   12,399,238     9,642,295
                                                                 ------------   -----------
                                                                 $119,061,395   $34,819,478
                                                                 ============   ===========

See accompanying notes to consolidated financial statements.

                            GENCOR INDUSTRIES, INC.

                       CONSOLIDATED STATEMENTS OF INCOME

                                                             Years Ended September 30,
                                                        1996            1995           1994
                                                    -----------     -----------    -----------
Net revenue                                         $60,207,922     $58,944,432    $57,731,907

Costs and expenses:
  Production costs                                   44,533,966      42,763,506     43,139,659
  Product engineering and development                 2,207,379       1,919,851      1,939,038
  Selling, general and administration expenses        8,226,135      10,390,156      9,092,866
                                                    -----------     -----------    -----------
                                                     54,967,480      55,073,513     54,171,563
                                                    -----------     -----------    -----------
Operating income                                      5,240,442       3,870,919      3,560,344

Other income (expense):
  Interest income                                           136          17,160        103,434
  Interest expense                                   (1,357,166)     (1,055,043)      (985,845)
  Miscellaneous                                          68,152         291,686       (223,417)
                                                    -----------     -----------    -----------
                                                     (1,288,878)       (746,197)    (1,105,828)
                                                    -----------     -----------    -----------
Income before income taxes and
  extraordinary gain                                  3,951,564       3,124,722      2,454,516

Income tax expense (benefit)
  Current:
    Federal                                             872,000       1,301,000      1,427,000
    State                                               (33,000)        170,000         52,000
                                                    -----------     -----------    -----------
                                                        839,000       1,471,000      1,479,000
  Deferred                                              356,000        (385,000)      (655,000)
                                                    -----------     -----------    -----------
                                                      1,195,000       1,086,000        824,000
                                                    -----------     -----------    -----------

Income before extraordinary gain                      2,756,564       2,038,722      1,630,516
Extraordinary gain from the retirement of debt,
  net of income taxes of $312,000                             -         497,701              -
                                                    -----------     -----------    -----------
Net income                                          $ 2,756,564     $ 2,536,423    $ 1,630,516
                                                    ===========     ===========    ===========
Income per share:
  Income before extraordinary gain                  $      1.55     $      1.18    $      1.01
  Extraordinary gain                                          -            0.28              -
                                                    -----------     -----------    -----------
Net income per common share                         $      1.55     $      1.46    $      1.01
                                                    ===========     ===========    ===========
Shares used in computing net income
  per common share                                    1,780,159       1,732,725      1,610,608
                                                    ===========     ===========    ===========

         See accompanying notes to consolidated financial statements.

                            GENCOR INDUSTRIES, INC.

                CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

            FOR THE YEARS ENDED SEPTEMBER 30, 1996, 1995, AND 1994

                                                                                      Retained
                                 Common Stock        Class B Stock     Capital in     Earnings     Cumulative
                            --------------------   -----------------   Excess of    (Accumulated   Translation
                              Shares     Amount    Shares    Amount    Par Value      Deficit)     Adjustment      Subtotal
                            ---------   --------   -------   -------   ----------   ------------   -----------   -----------
September 30, 1993          1,445,613   $144,561   403,469   $40,346   $6,794,020    $ (886,209)     $277,563    $ 6,370,281
  Stock options exercised       5,000        500         -         -       13,250             -             -         13,750
  Conversion of Class B
   shares to Common shares      8,894        889    (8,894)     (889)           -             -             -              -
  Net income                        -          -         -         -            -     1,630,516             -      1,630,516
  Translation adjustment            -          -         -         -            -             -        38,384         38,384
                            ---------   --------   -------   -------   ----------    ----------      --------    -----------

September 30, 1994          1,459,507    145,950   394,575    39,457    6,807,270       744,307       315,947      8,052,931
  10% stock dividend          145,760     14,577    39,457     3,946      933,638      (952,075)            -             86
  Net income                        -          -         -         -            -     2,536,423             -      2,536,423
  Translation adjustment            -          -         -         -            -             -         3,184          3,184
  Reductions in
    subscription receivable         -          -         -         -            -             -             -              -
                            ---------   --------   -------   -------   ----------    ----------      --------    -----------

September 30, 1995          1,605,267    160,527   434,032    43,403    7,740,908     2,328,655       319,131     10,592,624
  Cash dividend                                                                         (86,661)                     (86,661)
  Net income                                                                          2,756,564                    2,756,564
  Translation adjustment                                                                              (10,460)       (10,460)
  Stock options exercised      15,000      1,500     7,500       750       95,250                                     97,500
                            ---------   --------   -------   -------   ----------    ----------      --------    -----------

September 30, 1996          1,620,267   $162,027   441,532   $44,153   $7,836,158    $4,998,558      $308,671    $13,349,567
                            =========   ========   =======   =======   ==========    ==========      ========    ===========

                                                        Treasury Stock            Total
                                    Subscription   -------------------------   Shareholders'
                                     Receivable       Shares        Cost          Equity
                                    ------------   -----------   -----------   ------------
September 30, 1993                   $(100,238)      242,214      $(852,915)    $ 5,417,128
  Stock options exercised                    -             -              -          13,750
  Conversion of Class B
    shares to Common shares                  -             -              -               -
  Net income                                 -             -              -       1,630,516
  Translation adjustment                     -             -              -          38,384
                                     ---------       -------      ---------     -----------

September 30, 1994                    (100,238)      242,214       (852,915)      7,099,778
  10% stock dividend                         -        24,221         (2,422)         (2,336)
  Net income                                 -             -              -       2,536,423
  Translation adjustment                     -             -              -           3,184
  Reductions in
    subscription receivable              5,246             -              -           5,246
                                     ---------       -------      ---------     -----------

September 30, 1995                     (94,992)      266,435       (855,337)      9,642,295
  Cash dividend                                                                     (86,661)
  Net income                                                                      2,756,564
  Translation adjustment                                                            (10,460)
  Stock options exercised                                                            97,500
                                     ---------       -------      ---------     -----------

September 30, 1996                   $ (94,992)      266,435      $(855,337)    $12,399,238
                                     =========       =======      =========     ===========

         See accompanying notes to consolidated financial statements.

                            GENCOR INDUSTRIES, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                  Year Ended September 30,
                                                              1996          1995          1994
                                                          -----------    -----------   -----------
Net income                                                $ 2,756,564    $ 2,536,423   $ 1,630,516
Adjustments to reconcile net income
 to cash provided by (used for) operations:
   Extraordinary gain                                               -       (497,701)            -
   Loss (gain) on disposal of property and equipment          (51,967)         6,329      (382,372)
   Loss (gain) on foreign exchange                                923          1,086          (311)
   Depreciation and amortization                              694,818        757,568       862,058
   Escrow account releases                                          -              -     2,250,000
   Change in assets and liabilities - net of
    business acquired:
     Decrease (increase) in accounts receivable              (361,924)    (1,649,989)      221,144
     Decrease (increase) in inventories                    (5,913,090)    (2,603,986)      912,832
     Decrease (increase) in prepaid expenses                  766,765       (131,065)      195,151
     Decrease in deferred income taxes                       (182,000)      (133,000)     (655,000)
     Increase (decrease) in accounts payable
       and customer deposits                                  (41,500)     2,399,668    (2,768,777)
     Increase (decrease) in income tax liabilities           (455,538)      (879,193)      847,427
     Increase (decrease) in accrued expenses                 (156,870)    (1,719,632)      835,686
                                                          -----------    -----------   -----------
         Total adjustments                                 (5,700,383)    (4,449,915)    2,317,838
                                                          -----------    -----------   -----------
Cash provided by (used for) operations                     (2,943,819)    (1,913,492)    3,948,354

Cash flows from investing activities:
   Cash acquired from CPM                                   1,219,108              -             -
   Capital expenditures                                    (1,344,991)      (462,513)     (500,970)
   Proceeds from sale of property and equipment               433,847          1,770       821,048
   Insurance proceeds from property theft                     400,000              -             -
   Prepaid acquisition costs                                 (312,167)             -             -
   Other, net                                                (160,246)        19,076      (201,963)
                                                          -----------    -----------   -----------
Cash provided by (used for) investing activities              235,551       (441,667)      118,115

Cash flows from financing activities:
   Net (reduction) increase under line of credit            2,292,075        599,470      (207,570)
   Repayment of existing debt                              (1,375,369)    (4,210,743)     (413,289)
   Borrowings                                               2,867,074      2,484,000             -
   Cash dividends paid                                        (86,661)             -             -
   Other, net                                                  97,500        (27,160)       53,134
                                                          -----------    -----------   -----------
Cash provided by (used for) financing activities            3,794,619     (1,154,433)     (567,725)

Effect of exchange rate changes on cash                          (473)           532        (3,245)
                                                          -----------    -----------   -----------
Net increase (decrease) in cash                             1,085,878     (3,509,060)    3,495,499

Cash and cash equivalents at:
   Beginning of period                                        415,668      3,924,728       429,229
                                                          -----------    -----------   -----------
   End of period                                          $ 1,501,546    $   415,668   $ 3,924,728
                                                          ===========    ===========   ===========

Supplemental cash flow information:
Cash paid during the year for:
   Interest                                               $ 1,381,000    $ 1,288,000   $   837,000
                                                          ===========    ===========   ===========
   Income taxes                                           $ 1,571,000    $ 2,179,000   $   634,000
                                                          ===========    ===========   ===========

         See accompanying notes to consolidated financial statements.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------

NOTE 1 - SIGNIFICANT ACCOUNTING POLICIES
----------------------------------------

Business
--------

The Company designs and manufactures material handling equipment primarily utilized in the asphalt, agricultural and food industries.

Principles of Consolidation
---------------------------

The consolidated financial statements include the accounts of Gencor Industries, Inc. and its subsidiaries (the "Company"). All material intercompany accounts and transactions are eliminated in consolidation.

In conformity with generally accepted accounting principles, management has used estimates in preparing its consolidated financial statements. Actual results could differ from these estimates.

The carrying amounts of cash, accounts receivable, accounts payable, and notes payable to banks approximate fair value because of the short-term nature of these items. The carrying amount of substantially all of the Company's long-term debt approximates fair value due to the variable nature of the interest rates on the debt.

Foreign Currency Translation
----------------------------

Assets and liabilities of the Company's foreign subsidiaries are translated into U.S. dollars at the applicable rate of exchange in effect at the end of the fiscal year. Revenue and expense accounts are translated at the average rate of exchange during the period and equity accounts are translated at the rate in effect when the transactions giving rise to the balances took place. Gains and losses resulting from translation are accumulated in a separate component of shareholders' equity. Gains and losses resulting from foreign currency transactions are included in income.

Cash Equivalents
----------------

Cash equivalents, which consist of short-term certificates of deposit and deposits in money market accounts with original maturities of three months or less, are carried at cost, which approximates their market value.

Inventories
-----------

Inventories are stated at the lower of cost or market. Cost is determined principally by the last-in, first-out (LIFO) method.

Property and Equipment
----------------------

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

Goodwill
--------

Goodwill, the excess of the purchase price over the fair value of net assets of businesses acquired, is being amortized over 25 years using the straight-line method. Management evaluates the recoverability of goodwill and other intangible assets periodically based on current operating trends.

Revenues
--------

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

Income Taxes
------------

The Company and its domestic subsidiaries file a consolidated federal income tax return. The foreign subsidiaries provides income taxes based on the tax regulations of the countries in which it operates.

Net Income Per Share
--------------------

Net income per share is based on the weighted average number of common shares and common stock equivalents outstanding during each period.

New Accounting Standards
------------------------

In 1995, the Financial Accounting Standards Board (FASB) issued SFAS No. 123, Accounting for Stock-Based Compensation, which requires companies to measure employee stock compensation plans based on the fair value method of accounting or to continue to apply APB No. 25, Accounting for Stock Issued to Employees, and provide pro forma footnote disclosures under the fair value method in SFAS No. 123. The Company will continue to apply the principles of APB No. 25 and provide pro forma fair value disclosures starting in the 1997 Annual Report.

NOTE 2 - ACQUISITION
--------------------

Effective September 30, 1996, the Company purchased the stock of Process Equipment Division of Ingersoll-Rand Company ("CPM") for $60,868,697. CPM, a multi-national entity, is also engaged in the design and manufacture of process equipment. The acquisition was financed under a new $95 million credit facility (see Note 5). Additionally, subsequent to September 30, 1996, an equity infusion of approximately $2,853,000 was provided by certain key members of operating management who purchased 268,559 shares at $10.625/share.

The transaction was accounted for as a purchase and the assets have been included in the accompanying balance sheet at their fair value. Total assets acquired approximated $69,141,000, liabilities assumed approximated $17,380,000, and the excess of the amount paid over the fair value of the assets acquired was approximately $9,107,000. Further adjustments may be made retroactively to the accompanying balance sheet as a result of finalization of acquisition costs and fair value adjustments.

The results of operations of CPM will be included in the results of the Company from October 1, 1996. Assuming the acquisition had occurred on October 1, 1995, the Company's (unaudited) net sales, net income, and earnings per share would have been approximately $168,350,000, $5,267,000, and $2.68, respectively, for the year ended September 30, 1996.

NOTE 3 - INVENTORIES
--------------------

Inventories at September 30, 1996 and 1995 consist of the following:


                                              1996          1995
                                              ----          ----

     Raw materials                         $14,389,882   $ 7,583,079
     Work in process                        10,339,358     3,275,335
     Finished goods                         16,807,318     3,856,363
                                           -----------   -----------
                                           $41,536,558   $14,714,777
                                           ===========   ===========

At September 30, 1996, accumulated costs of approximately $4,102,000 on major contracts, net of progress payments of approximately $1,068,000, and estimated earnings of approximately $2,437,000 amount to approximately $5,471,000, and are included in work-in-process inventory.

At September 30, 1995, accumulated costs of approximately $1,754,000 on major contracts, net of progress payments of approximately $230,000, and estimated earnings of approximately $609,000 amount to approximately $2,133,000, and are included in work-in-process inventory.

At September 30, 1996 and 1995, cost is determined by the last-in, first-out
(LIFO) method for 67% and 88%, respectively, of total inventories, exclusive of progress payments, and the first-in, first-out (FIFO) method for all other inventories. At September 30, 1996 and 1995, the estimated current cost of inventories exceeded their LIFO basis by approximately $4,579,000 and $1,996,000, respectively.

NOTE 4 - PROPERTY AND EQUIPMENT
-------------------------------

Property and equipment at September 30, 1996 and 1995, consist of the following:


                                            1996           1995
                                            ----           ----
     Land and improvements               $ 6,071,760   $ 3,324,756
     Building and improvements            17,825,054    10,387,677
     Machinery and equipment              17,969,000     2,721,518
     Tools, jigs and dies                    119,100       119,100
     Furniture and equipment               2,986,295       507,419
     Automobiles                             361,859
     Construction in progress                369,308     1,733,436
                                        ------------   -----------
                                          45,702,376    18,793,906
     Less:  Accumulated depreciation      (8,906,602)   (8,340,501)
                                        ------------   -----------
                                        $ 36,795,774   $10,453,405
                                        ============   ===========



Substantially all of the Company's property and equipment is pledged as collateral for the Company's debt.

The Company has for sale assets with a net book value of approximately $200,000 at September 30, 1996. These assets include land and buildings previously used for manufacturing and administrative offices.

Depreciation expense for the years ended September 30, 1996, 1995, and 1994 was approximately $641,000, $675,000, and $765,000, respectively. There was no interest capitalized during 1996, 1995, or 1994.

NOTE 5 - NOTES PAYABLE AND LONG-TERM DEBT
-----------------------------------------

The Company had short-term notes of $1,699,000 and $913,000 at September 30, 1996 and 1995, respectively. One of the short-term notes, totaling $1,325,000, was converted to equity subsequent to September 30, 1996 in connection with the acquisition of CPM. The weighted average interest note on short-term borrowing during the year ended September 30, 1996 was 9.01%.

Long-term debt at September 30, 1996 and 1995 consists of the following:


                                                            1996           1995
                                                            ----           ----
     Line of credit facility (including foreign line
       of credit at September 30, 1996)                  $ 9,071,844    $6,652,067
     Term loan payable to bank                             3,364,827     2,484,000
     Industrial revenue bonds payable to bank              2,969,252     3,204,590
     Acquisition payable (see below)                      60,868,697             -
                                                         -----------    ----------

                                                          76,274,620    12,340,657
     Less current maturities                              (2,528,367)     (632,254)
                                                         -----------    ----------
                                                         $73,746,253   $11,708,403
                                                         ===========   ===========

The industrial revenue bonds are payable in monthly installments of principal and interest (6.756% at September 30, 1996) at a varying percentage (82% at September 30, 1996) of the bank's prime rate through December 2004. Under the terms of the industrial revenue bond indenture agreement, the Company is required to maintain compliance with certain financial and other covenants. The Company was in compliance with the covenants at September 30, 1996.

In conjunction with the acquisition of CPM, the Company entered into a Senior Secured Credit Agreement with a bank whereby the Company retired its existing, credit facilities, including its foreign line of credit and term loan payable to another bank. Under the terms of the agreement, the Company borrowed $60 million under two term loans and $35 million under a revolving credit facility to facilitate the acquisition. Interest rates on these loans vary, at the Company's option, based upon a factor applied to the prime rate or LIBOR. The revolving credit facility and one of the $30 million term notes are payable through December 2001 with the remaining term note payable through December 2003.

In July 1995, the Company satisfied the second mortgage on its Orlando property at a discount. The retirement of the note, which had been in default, resulted in an extraordinary taxable gain of approximately $810,000.

Substantially all of the Company's assets are pledged as security under the various credit agreements.

Aggregate maturities under the new credit agreement and the industrial revenue bonds subsequent to September 30, 1996, in accordance with the terms of the agreements, are as follows:


     1997                                                    $ 2,528,367
     1998                                                      4,047,767
     1999                                                      6,568,519
     2000                                                      8,840,717
     2001                                                     11,614,462
     2002 and thereafter                                      42,674,788
                                                             -----------
                                                             $76,274,620
                                                             ===========

NOTE 6 - ACCRUED EXPENSES
-------------------------
Accrued expenses consist of the following at September 30, 1996 and 1995:

                                                     1996             1995
                                                     ----             ----
     Payroll and related accruals                $ 5,004,225      $1,445,388
     Warranty and related accruals                 2,048,687         565,356
     Other                                         1,776,530       1,357,156
                                                 -----------     -----------
     Total                                       $ 8,829,442     $ 3,367,900
                                                 ===========     ===========

NOTE 7 - INCOME TAXES
---------------------
The difference between the U.S. federal income tax rate and the Company's effective income tax rate is as follows:

                                                                    1996           1995            1994
                                                                    ----           ----            ----
     Federal income tax rate                                        34.0 %          34.0 %          34.0 %
     State income taxes, net of federal income tax benefit          (0.5)            2.9             1.4
     Internal revenue service examination and other prior
       period adjustments and refunds                               (2.0)              -               -
     Difference arising from transactions with, and profit
       and loss of, foreign subsidiary not deductible or
       includable for U.S. federal income tax purposes              (2.3)           (1.3)           (1.2)
     Other, net                                                      1.0            (0.9)           (0.6)
                                                                    ----            ----            ----
                                                                    30.2 %          34.7 %          33.6 %
                                                                    ====            ====            ====



Deferred tax liabilities (assets) were comprised of the following:


Differences in basis of acquired assets          $ 1,109,000
     Depreciation and amortization                   329,000   $   511,000
     Inventory cost adjustments                      720,000       247,000
          Gross deferred tax liability             2,158,000       758,000

     Allowance for doubtful accounts                (480,000)     (894,000)
     Accrued expenses                               (852,000)     (503,000)
          Gross deferred tax asset                (1,332,000)   (1,397,000)
                                                 -----------   -----------
                                                 $   826,000   $  (639,000)
                                                 ===========   ===========

Losses related to the Company's United Kingdom subsidiary totaling approximately $832,000 at September 30, 1996 are available to offset future income generated from the same trade or business historically carried out by the UK subsidiary.

NOTE 8 - POST-RETIREMENT BENEFITS OTHER THAN PENSIONS
-----------------------------------------------------

In addition to providing pension benefits, the Company, per the purchase agreement relating to CPM, is obligated to sponsor a post-retirement plan (the "Plan") that covers most domestic employees of CPM. The Plan will provide for healthcare benefits and, in some instances, life insurance benefits and will be contributory with amounts adjusted annually. When full-time employees retire from CPM between age 55 and age 65 with 15 years of service, most will be eligible to receive, at a cost to the retiree, certain healthcare benefits identical to those available to active employees. After attaining age 65, an eligible retiree's healthcare benefit coverage will become coordinated with Medicare.

At September 30, 1996, the Company accumulated a post-retirement benefit obligation liability under the Plan of $1,525,800 for active employees. The Plan had no assets and, therefore, at September 30, 1996, the unfunded accumulated benefit obligation in excess of Plan assets was $1,525,800.

The discount rate used in determining the APBO was 7.25% at September 30, 1996. The assumed healthcare cost trend rates used in measuring the accumulated post-retirement benefit obligation was 10.35% in 1996, declining each year to an ultimate rate by 2003 of 4.65% in 1996.

NOTE 9 - COMMITMENTS AND CONTINGENCIES
--------------------------------------

The Company leases certain equipment under noncancelable operating leases. Future minimum rental commitments under noncancelable leases in effect at September 30, 1996 are as follows:


     1997                                                  $  613,000
     1998                                                     388,000
     1999                                                     297,000
     2000                                                     166,000
                                                           ----------
                                                           $1,464,000
                                                           ==========

Total rental expense for the years ended September 30, 1996, 1995, and 1994 was $374,000, $415,000, and $378,000, respectively.

The Company is involved in various litigation matters arising in the ordinary course of business. Management has reviewed all claims and lawsuits and, upon the advice of counsel, has made provision for estimable losses and expenses of litigation relating to claims against the Company.

NOTE 10 - QUARTERLY FINANCIAL DATA (UNAUDITED)
----------------------------------------------


The following is a summary of the quarterly results of operations for the years ended September 30, 1996 and 1995:


                                               September 30, 1996
                                             (Dollars in Thousands)
                                    ----------------------------------------
                                      First     Second     Third     Fourth
                                      -----     ------     -----     ------

     Net revenue                     $ 8,261    $17,433   $21,722   $12,792
     Cost and expenses                 9,384     15,445    19,118    12,309
     Income tax expense                 (450)       738     1,025      (118)
                                     -------    -------   -------   -------
     Net income                      $  (673)   $ 1,250   $ 1,579   $   601
                                     =======    =======   =======   =======

     EPS
       Primary                       $ (0.38)   $  0.70   $  0.89   $  0.34
       Fully diluted                 $ (0.38)   $  0.70   $  0.88   $  0.35


                                               September 30, 1995
                                             (Dollars in Thousands)
                                    ----------------------------------------
                                      First     Second     Third     Fourth
                                      -----     ------     -----     ------

     Net revenue                     $11,458    $18,686   $16,550   $12,250
     Cost and expenses                11,090     16,318    16,165    11,749
     Income tax expense                  160        925        89       (88)
                                     -------    -------   -------   -------
     Net income                      $   208    $ 1,443   $   296   $   589
                                     =======    =======   =======   =======

     EPS
       Primary                       $  0.13    $  0.81   $  0.17   $  0.35
       Fully diluted                 $  0.13    $  0.80   $  0.17   $  0.34




NOTE 11 - SEGMENT AND GEOGRAPHIC INFORMATION
--------------------------------------------

The Company operates in one industry segment (process machinery equipment) and is engaged in the design and manufacture of combustion systems, thermal fluid heat systems, soil remediation equipment, asphalt plants, components and controls, pelleting, grinding, flaking, sugar processing and filtration equipment. The Company conducts separate operations in the United States, Europe and Asia.

Information about the Company's identifiable assets as of September 30, 1996, 1995, and 1994 and operations for the years ended September 30, 1996, 1995, and 1994, in these geographic areas is as follows:



                                                1996           1995          1994
                                                ----           ----          ----

     Net sales to unaffiliated customers
         United States                       $ 57,395,923   $56,427,367   $55,395,036
         Europe                                 2,811,999     2,517,065     2,336,871
                                             ------------   -----------   -----------
            Total consolidated               $ 60,207,922   $58,944,432   $57,731,907
                                             ============   ===========   ===========

     Net sales or transfers between
       geographic areas
         United States                      $         -    $         -   $       -
         Europe                                   109,172       143,861       224,365
                                             ------------   -----------   -----------
            Total                            $    109,172   $   143,861   $   224,365
                                             ============   ===========   ===========

     Operating profit (loss)
         United States                       $  5,067,238   $ 3,657,019   $ 3,466,893
         Europe                                   173,204       213,900        93,451
                                             ------------   -----------   -----------
            Total                            $  5,240,442   $ 3,870,919   $ 3,560,344
                                             ============   ===========   ===========

     Identifiable assets at year-end
         United States                       $ 98,169,867   $32,984,053   $32,595,135
         Europe                                13,915,674     1,835,425     1,943,301
         Other                                  6,975,854             -             -
                                             ------------   -----------   -----------
            Total                            $119,061,395   $34,819,478   $34,538,436
                                             ============   ===========   ===========

The Company's intercompany policy is to transfer product at estimated market prices. Identifiable assets are those assets of the Company that are identifiable with the operations in each geographic area. Export sales for the years ended September 30, 1996, 1995, and 1994, were approximately $1,846,000, $4,828,000, and $7,548,000, respectively.

NOTE 12 - STOCK OPTIONS
-----------------------

Qualified Stock Options
-----------------------

During the year ended September 30, 1996, stock options for 15,000 shares of common stock, under the Company's 1982 qualified option plan, which were outstanding at December 31, 1995 and 1994, were exercised at $2.75 per share. No stock options remain outstanding under this plan.

Nonqualified Stock Options
--------------------------

As of September 30, 1995, the Company had a nonqualified stock option plan for 7,500 shares of Common Stock or Class B Stock to a member of its Board of Directors which were exercised during fiscal 1996 for $7.50 per share.

In December 1994, the Company issued options for 100,000 shares of Common Stock and 100,000 shares of Class B Stock to certain key employees. These options are outstanding and exercisable at $9.50 per share at September 30, 1996.

During 1996, the Company adopted a non qualified stock option plan whereby 89,000 shares of Class B Stock have been issued to certain key employees. These options are outstanding and exercisable at $8.00 per share at September 30, 1996.

NOTE 13 - SHAREHOLDERS' EQUITY
------------------------------

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

On November 21, 1996 the Company declared a cash dividend of $0.05 per share payable on January 4, 1997, to shareholders of record as of December 18, 1996.

NOTE 14 - EMPLOYEE BENEFIT PLANS
--------------------------------

The Company has a voluntary 401(K) employee benefit plan ("401(K) Plan") which covers all eligible employees. The 401(K) Plan provides that 50% of a participant's contribution will be matched by the Company subject to a maximum contribution amount. The matching contribution becomes fully vested after seven years of credited service with the Company. The Company charged approximately $127,000, $113,000, and $117,000 to operating expense under the provisions of the 401(K) Plan in the years ended September 30, 1996, 1995, and 1994, respectively.

                                                                   SCHEDULE VIII


                            GENCOR INDUSTRIES, INC.

                       Valuation and Qualifying Accounts


                                      Balance at                 Additions          Balance at
                                       Beginning   Charged to   Adjustments           End of
Description                            of Period     Income     (Deductions)          Period
-----------------------------------------------------------------------------------------------

Valuation accounts deducted
  from assets to which they apply:

For doubtful accounts receivable:

  September 30, 1996                   $2,555,000   $(729,131)   $1,033,131   (1)   $2,859,000

  September 30, 1995                   $2,532,958   $ 811,957    $ (789,915)  (1)   $2,555,000

  September 30, 1994                   $2,305,320   $ 397,740    $ (170,102)  (1)   $2,532,958

(1) Accounts written off during the year, collection of accounts previously written off and additional reserve transferred in association with the purchase of PED.



For inventory obsolescence:
  September 30, 1996                   $1,511,320   $  19,600    $4,481,386   (2)   $6,012,306

  September 30, 1995                   $1,708,695   $(197,375)  $      -            $1,511,320

  September 30, 1994                   $1,508,044   $ 200,651   $      -            $1,708,695

  September 30, 1993                   $1,216,160   $ 291,884          -            $1,508,044

(2)  Additional reserve transferred in association with the purchase of PED.