Form 10-K/A
period 1996-09-30
GENCOR INDUSTRIES INC
filed 1997-01-28
CIK 64472

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                  FORM 10-K/A
                                AMENDMENT NO. 1

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15[d] OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended September 30, 1996

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15[d] OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File No. 0-3821
                            GENCOR INDUSTRIES, INC.
Incorporated in the State                        I.R.S. Employer Identification
of Delaware                                               No. 59-0933147

                        5201 North Orange Blossom Trail
                             Orlando, Florida 32810

               Registrant's Telephone Number, Including Area Coe:
                                 (407) 290-6000

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

State the aggregate market value of the voting stock, $.10 per share value Common Stock, held by nonaffiliates of the Registrant as of January 1, 1997:
$36,374,880

Indicate the number of shares of outstanding of each of the Registrant's classes of Common Stock, as of the latest practicable date: 1,622,291 shares of Common Stock ($.10 par value) and 441,532 shares of Class B Stock ($.10 par value) as of January 1, 1997.

List hereunder the following documents if incorporated by reference and the part of the Form 10-K into which the document is incorporated.

None

Part III.
---------

ITEM 10.  Directors and Executive Officers of the Company
--------

     The following table lists each Director and Executive Officer of the Company during fiscal 1996. The table also includes the age, principal occupation and business experience for the past five years, positions and offices held with the Company, and period of service as a Director or Executive Officer.

                               Principal Occupation      Executive     Director
  Name, Age and Positions    and Business Experience    Officer of    of Company
   Held with the Company      During Past Five Years   Company Since    Since


E.J. Elliott, 67             Chairman of the Board         1968          1968
Chairman of the Board and    and President of the
President;                   Company
Director(1)(4)

Constantine L. Corpas, 66    Attorney, Corpas & Pahys        --          1968
Director(1)(2)(3)

John E. Elliott, 36          Executive Vice                1985          1985
Executive Vice President,    President of the
Director(2)(4) 1985          Company since 1989;

Peter Kourmolis, 80          Investor                        --          1968
Director(3)

David A. Air, 63             Business Consultant,            --          1993
Director(2)(3)               Managing Director,
                             General Combustion,
                             Ltd., 1984-1992


Executive Officers Other Than Directors(5):

Alan Dawes, 53               Managing Director,            1985            --
                             General Combustion,
                             Ltd. Since 1992;
                             Technical Director of
                             General Combustion,
                             Ltd. 1985 - 1992

David F. Brashears, 50       Senior Vice President,        1978            --
                             Technology, since 1993;
                             Vice President of
                             Engineering, 1978 - 1993

D. William Garrett, 47       Vice President, Sales         1991            --
                             since 1991.  Between
                             1985 and 1991, he
                             served in several sales
                             and marketing positions
                             with Company and its
                             subsidiaries

Marc G. Elliott, 31(4)       Vice President,               1993            --
                             Marketing since 1993.
                             He previously served in
                             various marketing
                             positions since he
                             joined the Company in
                             1988.

Russell R. Lee, III, 48      Treasurer of the              1995            --
                             Company since 1995.
                             Corporate Controller,
                             1990 - 1995

  (1) Member of the Executive Committee.
  (2)  Member of the Audit Committee.

  (3) Member of the Compensation Committee.
  (4) E.J. Elliott is the father of John E. Elliott and Marc G. Elliott.
  (5) Each executive officer holds office until his successor has been elected and qualified, or until his earlier resignation or removal.

  Compliance with Section 16(a) of the Exchange Act

     Section 16(a) of the Exchange Act requires the Company's directors, officers and certain stockholders to file with the Commission an initial statement of beneficial ownership and certain statements of changes in beneficial ownership of equity securities of the Company. Based solely on its review of such forms received by it, the Company is unaware of any instances of noncompliance, or late compliance, with such filings during the fiscal year ended September 30, 1996, by its officers, directors or stockholders.

  ITEM 11.  Executive Compensation
  --------

     The following table presents certain summary information concerning compensation paid or accrued by the Company for services rendered in all capacities during the fiscal years ended September 30, 1994, 1995 and 1996 for
  (i) the President of the Company and (ii) each of the other most highly compensated executive officers of the Company (determined as of the end of the last fiscal year) whose total annual salary and bonus exceeded $100,000 (collectively, the "Named Executive Officers ").

                           SUMMARY COMPENSATION TABLE
                           --------------------------


                                                                          Long-Term
                                               Annual                       Compensation
                                            Compensation:                      Awards:
                                                                           Underlying          All other
Name and Principal Position               Year  Salary(1)     Bonus           Options        Compensation(2)
---------------------------               ----  ---------     -----           -------        ---------------
E.J. Elliott                              1996  $300,000         --      100,000 shares/(3)/        $3,029
President and Chairman of the Board       1995   300,000         --      95,000 shares               2,596
                                          1994   232,521         --           --                     2,192

John E. Elliott                           1996  $125,000         --      54,500 shares/(4)/         $    0
Executive Vice President and Secretary    1995   120,000         --      50,000 shares                   0
                                          1994    60,000         --           --                         0

D. William Garrett                        1996  $110,000     $7,087      10,000 shares /(5)/        $1,851
Vice President, Sales                     1995   110,000         --           --                    $1,586
                                          1994   110,000         --           --                     2,010

(1) Does not include an amount for incidental personal use of business automobiles furnished by the Company to certain of its Named Executive Officers. The Company has determined that the aggregate incremental cost of such benefits to the Named Executive Officers does not exceed, as to any named individual, the lesser of $50,000 or 10% of the cash compensation reported for such person.
(2) The Compensation reported under All Other Compensation represents contributions to the Company's 401(K) Plan on behalf of the Named Executive Officers to match 1994-1996 pretax executive contributions (included under salary) made by each executive officer to such plan.
(3) Includes 50,000 options granted pursuant to the Company's 1997 Stock Option Plan (the "1997 Plan") subject to shareholder approval at the Company's 1997 Annual Meeting.
(4) Includes 35,000 options granted pursuant to the Company's 1997 Plan subject to shareholder approval at the Company's 1997 Annual Meeting.
(5) Include 10,000 options granted pursuant to the Company's 1997 Plan subject to shareholder approval at the Company's 1997 Annual Meeting.

Option Grants in last Fiscal Year

    The following table shows all grants of options to the Named Executive Officers of the Company in 1996. The options were granted as individual grants and/or under a stock option plan. Pursuant to Securities and Exchange Commission (the "SEC ") rules, the table also shows the value of the options granted at the end of the option terms (ten years) if the stock price were to appreciate annually by 5% and 10%, respectively. There is no assurance that the stock price will appreciate at the rates shown in the table. The table also indicates that if the stock price does not appreciate, there will be no increase in the potential realizable value of the options granted.


                                                                                 Potential Realizable Value at
                                                                                 Assumed Annual Rates of Stock
                                                                                     Price Appreciation for
                              Individual Grants                                             Option Term
                      Number of      Percent
                      Securities     of Total Options
                      Underlying     Granted to         Exercise or
                      Options        Employees in       Base Price    Expiration
Name                  Granted        Fiscal Year        ($/SH)        Date            0%       5%          10%
----                  -------        -----------        ------        ----            --       --          ---
E.J. Elliott           50,000        41.7%              $7.75         07/24/01        0      107,000      236,500
                       50,000/(1)/   33.9%/(1)/         $7.75/(1)/    07/24/01               107,000      236,500

John Elliott           19,500        16.3%              $7.75         07/24/01        0       41,730       42,235
                       35,000/(1)/   18.5%/(1)/         $7.75/(1)/    07/24/01        0       74,900      165,550

D. William Garrett          0           0               -----         07/24/01        0            0            0
                       10,000/(1)/    3.3%/(1)/         $7.75/(1)/    07/24/01        0       21,400       47,300

(1) Represents options granted pursuant to the 1997 Plan, subject to shareholder approval at the Company's Annual Meeting.

Aggregated Option Exercises in last Fiscal Year and FY-End Option Values

    The following table provides information as to options exercised by each of the Named Executive Officers of Gencor during 1996 and the value of options held by such officers at year end measured in terms of the closing price of Gencor Common Stock on September 30, 1996.

                                                    Number of Securities         Value of Unexercised
                    Shares                          Underlying    Unexercised    In-The-Money   Options
                    Acquired on    Value            Options at    FY-End         At FY-End ($)
Name                Exercise (#)   Realized ($)     Exercisable   Unexercisable  Exercisable    Unexercisable
-----------------   ------------   -------------    ------------  -------------  -------------  -------------

E.J. Elliott             0                    0      145,000              0         812,500               0
                                                     195,000/(1)/         0/(1)/  1,150,000/(1)/          0/(1)/

John Elliott         7,500                    0/(2)/  69,500              0         381,625               0
                                                     104,500/(1)/         0/(1)/    617,875/(1)/          0/(1)/

William Garrett     15,000              196,875/(3)/       0              0               0               0
                                                      10,000/(1)/         0/(1)/     67,500/(1)/          0/(1)/

(1) Includes options granted under the Company's 1997 Plan, subject to shareholder approval.
(2) Value realized upon exercise is based upon the difference between the last sales price of the Common Stock on November 15, 1995 the date on which the options were exercised ($7.50) and the option exercise price ($7.50) times the number of options exercised (7,500).
(3) Value realized upon exercise is based upon the difference between the last sales price of the Common Stock on September 12, 1996, the date on which the options were exercised ($15.875) and the option exercise price ($2.75) times the number of options exercised (15,000).

Stock Option Plans

1992 Stock Option Plan

    In May of 1992, the Company's Board of Directors adopted the Gencor Industries, Inc. 1992 Stock Option Plan (the "1992 Plan") which authorizes the granting of options to Directors, officers and key employees of the Company or any of its present or future subsidiaries. Up to 100,000 shares of the Company's Common Stock, 100,000 shares of the Company's Class B Stock and fifteen percent (15%) of the authorized Common Stock of any Company subsidiary are subject to the 1992 Plan. Shares are no longer available for grant under the 1992 Plan since all options authorized under the Plan have been granted.

1997 Stock Option Plan

    In July 1996, to Company's Board of Directors, subject to the approval of its shareholders at its 1997 Annual Meeting, adopted the Gencor Industries, Inc. 1997 Stock Option Plan (the "1997 Plan") which provides for the issuance of incentive stock options with the meaning of Section 422 of the Internal Revenue Code of 1986, as amended (the "Code") and non-qualified stock options, to purchase an aggregate of up to 300,000 shares of the Company's Common Stock, 300,000 shares of the Company's Class B Stock and up to fifteen percent (15%) of the authorized Common Stock of any subsidiary. The 1997 Plan permits the grant of option to officers, directors and key employees of the Company.

Stock Option Awards

    Contemporaneously with the adoption of the 1992 Plan, the Board of Directors authorized a stock option bonus for E.J. Elliott which would grant Mr. Elliott fifteen percent (15%) of the outstanding shares of stock of Thermotech Systems Corporation, a subsidiary of the Company. The terms and conditions for the issuance of such shares have not been finalized, and no shares or options with regard to Thermotech Systems Corporation have been issued to Mr. Elliott.

    In July 1996, the Company awarded a total of 89,000 options to management, at an exercise price of $7.75 per share and an expiration date of July 24, 2001. Of the options granted, 50,000, 19,500 and 19,500 were granted to E.J. Elliott, John Elliott and Marc Elliott respectively.

ITEM 12.  Security Ownership of Certain Beneficial Owners and Management
--------

    The following table sets forth certain information as of January 1, 1997, with respect to (i) each person known to management to be the beneficial owner of more than 5% of the Company's Common Stock or Class B Stock, (ii) each Director of the Company, and (iii) the current Directors and Executive Officers of the Company as a group. Except as otherwise noted, each named beneficial owner has sole voting and investment power over the shares shown.


                                   Amount and Nature
                              of Beneficial Ownership[1]          Percent of Class[1]
                            ------------------------------   -----------------------------
Name and Address of              Common         Class B            Common     Class B
Beneficial Owner                 Stock           Stock              Stock      Stock

E.J. ELLIOTT                     254,000 [2]     544,324 [3]         15.6%      85.5%
5201 N. Orange Blossom Trail
Orlando, Florida 32810

CONSTANTINE L. CORPAS              32,500 [4]        27,500             2.0%         6.2%
5201 N. Orange Blossom Trail
Orlando, Florida 32810
JOHN E. ELLIOTT                   117,024 [5]       123,880 [6]         7.2%        22.7%
5201 N. Orange Blossom Trail
Orlando, Florida 32810
PETER KOURMOLIS                    26,703 [7]            --             1.6%         --
5201 N. Orange Blossom Trail
Orlando, Florida 32810
DAVID A. AIR                        2,600 [8]            --              *           --
5201 N. Orange Blossom Trail
Orlando, Florida 32810
HARVEY HOUTKIN                    306,893 [9]            --            18.9%         --
78 Lafayette Avenue, Suite 207
Suffern, NY 10901
KENNEDY CAPITAL                   128,918 [10]           --             7.9%         --
MANAGEMENT, INC.
425 New Ballas Road, Suite 181
St. Louis, MO 63141
All Directors & Executive         473,452 [11]      812,084 [12]       28.6%        96.0%
Officers as a Group [10 Persons]

*    Percentage ownership is less than 1%
[1] In accordance with Rule 13d-3 of the Securities Exchange Act of 1934, as amended, shares that are not outstanding, but that are subject to option 3, warrants, rights or conversion privileges exercisable within 60 days have been deemed to be outstanding for the purpose of computing the percentage of outstanding shares owned by the individual having such right but have not been deemed outstanding for the purpose of computing the percentage for any other person.
[2] Includes options to purchase 95,000 shares of Common Stock. Also, includes 30,000 shares owned jointly with John Elliott and 30,000 shares owned jointly with Marc Elliott.
[3] Incldes options to purchase 193,000 shares of Class B Stock (50,000 options were granted under the 1997 Plan and are subject to shareholder approval)
[4]  Includes options to purchase 15,000 shares of Common Stock.
[5]  Includes 30,000 shares owned jointly with E. J. Elliott.
[6] Includes options to purchase 104,500 shares of Class B Stock. (35,000 options were granted under the 1997 Plan and subject to shareholder approval)
[7]  Includes options to purchase 14,500 shares of Common Stock.
[8]  Includes options to purchase 1,500 shares of Common Stock.
[9] Based on a Schedule 13D dated August 14, 1996 filed by Harvey Houtkin with the Securities and Exchange Commission. Includes 126,098 shares individually owned by Mr. Houtkin and subject to sole voting and dispositive power. Also includes the following shares with Mr. Houtkin as control person subject to shared voting and dispositive power: 27,833 shares owned by All-Tech Investment Group Inc., a 100% owned subsidiary of Rushmore Financial Services ("Rushmore") and 34,617 shares of Rushmore. Rushmore is owned 50% by Mr. Houtkin and Mark Shefts, who is Mr. Houtkin's brother-in-law.
[10] Based on a letter dated December 27, 1995, for Kennedy Capital Management. [11] Includes options to purchase 61,000 shares of Common Stock. (30,000 options subject to shareholder approval)
[12] Includes options to purchase 404,000 shares of Class B Common Stock.
     (120,000 options subject to shareholder approval)

ITEM 13.  CERTAIN TRANSACTIONS WITH MANAGEMENT
--------

     The Company leases vehicles from Marcar Leasing Corporation ("Marcar"), a corporation engaged in general leasing to the public of machinery, as well as vehicles, owned by members of E.J. Elliott's immediate family, including John E. Elliott and Marc G. Elliott. The terms of the leases are established based on the rates charged by independent leasing organizations and are believed by the Board of Directors to be more favorable than those generally available from independent third parties. Leases between the Company and Marcar generally provide for equal monthly payments over either thirty-six months or forty-eight months. During fiscal 1996, the Company made lease payments to Marcar in the aggregate amount of $185,906.

     On September 9, 1995, the Callie A. Elliott Trust Fund ("Trust Fund") made a $325,000 loan to the Company. The loan was evidenced by a demand note which is callable at any time by the Company. The interest on the notes is 9.5% per annum. On September 13, 1996, the Trust Fund made an additional loan to the Company in the amount of $1,000,000. This loan was also evidenced by a demand note and the interest rate is 9.5% per annum. The loans were repaid on December 10, 1996.


Compensation Committee Report

     The Compensation Committee endeavers to ensure that the compensation program for executive officers of the Company is effective in attracting and retaining key executives responsible for the success of the Company and in promoting its long-term interests and those of its stockholders. The committee, without applying any specific quantitative formulas, considers such factors as net income, earnings per share, duties and scope of responsibility, industry standards and comparable salaries for the georgraphic area, corporate growth, profits goals and market share increases. The functions of the Compensation Committee include establishment of compensation plans for Gencor's executive officers and administration of certain of Gencor's employee benefit and compensation programs.

Compensation Committee
     David Air, Constantine Corpa, Pete Kourmolis


Five Year Total Return Comparison

     The following graph compares the cumulative total return of the Company's stock with the Wilshire Small Capitalization Index and the Dow Jones Heavy Machinery Index for the period 12/31/91 through 9/30/96. The Company's fiscal year ended 9/30/96. These caluclations assume the value of investment in Company stock, the Wilshire Index, and the Heavy Machinery Index was $100 on 12/31/91. These caluclations assume reinvestment of dividends in the Wilshire Index and the Heavy Machinery Index. A ten percent (10%) stock dividend was declared on November 16, 1994, payable December 30, 1994, to shareholders of record, on November 16, 1994. A five cent ($0.05) per share cash dividend was declared on December 1, 1995, payable January 5, 1996, to shareholders of record on December 18, 1995. A five cent ($0.05) per share cash dividend was disclosed on November 21, 1996, payable January 4, 1997 to shareholders of record on December 18, 1996.

Comparison of Cumulative Total Return Among Gencor,
Wilshire Small Cap Index, and Dow Jones Heavy Machinery Index

                                  Wilshire Small      Dow Jones Heavy
                    Gencor          Cap Index            Machinery
                    ------          ---------            ---------
     12/31/91         100              100                  100
     12/31/92         183              115                  108
      9/30/93         142              131                  165
      9/30/94         204              130                  174
      9/30/95         171              109                  207
      9/30/96         258              169                  276

                                   SIGNATURES

Pursuant to the requirements of Sections 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Amendment Number 1 to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:  January 28, 1997                 GENCOR INDUSTRIES, INC.
                                         (Registrant)

                                         /s/ E. J. Elliott
                                         -----------------------------------
                                         E. J. Elliott
                                         President and Chairman
                                          of the Board
                                         (Principal Executive Officer)


                                         /s/ Russell R. Lee, III
                                         -----------------------------------
                                         Russell R. Lee, III
                                         Treasurer
                                         (Principal Financial Officer)