Form 10-Q
period 1996-12-31
GENCOR INDUSTRIES INC
filed 1997-02-14
CIK 64472

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                   FORM 10-Q

[X]           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended            December 31, 1996
                                 ---------------------------------------

OR

[_]         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from________________  to   ___________________

Commission file number   0-3821
                       --------

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

                     Yes    X                 No _________
                         -------

Indicate number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date.

        Class                                    Outstanding at February 5, 1997
        -----                                    -------------------------------
Common stock, $.10 par value                                    1,622,391 shares
Class B stock, $.10 par value                                     441,532 shares

                            Gencor Industries, Inc.

               Form 10-Q for the Quarter Ended December 31, 1996
                                               -----------------



Index
-----

                                                                            Page
                                                                            ----
Part I.   Financial Information - Unaudited

          Item 1.   Financial Statements

               a)   Consolidated Balance Sheet -
                    December 31, 1996 and
                    September 30, 1996                                        3


               b)   Consolidated Income Statement -
                    Three Months Ended
                    December 31, 1996 and 1995                                4


               c)   Consolidated Statement of Cash Flows -
                    Three Months Ended
                    December 31, 1996 and 1995                                5


               d)   Notes to Consolidated
                    Financial Statements                                      6


          Item 2.   Management's Discussion and Analysis of

                    Financial Position and Results of Operations              7


Part II.  Other Information                                                   8

          Exhibit 11                                                          9

PART 1. FINANCIAL INFORMATION
ITEM 1
------
                            GENCOR INDUSTRIES, INC.
                          Consolidated Balance Sheet
                            (Dollars in Thousands)

                                                                         December 31,      September 30,
                                                                             1996              1996
                                                                             ----              ----
                                                                          (Unaudited)        (Audited)
Assets
------
Current assets:
  Cash and cash equivalents                                            $     3,668       $     1,502
  Income taxes recoverable                                                     597                --
  Accounts and notes receivable, less allowance
    for doubtful accounts of $2,760 and $2,859                              27,968            24,646
  Inventories:
    Raw materials                                                           12,573            14,390
    Work-in-process                                                         11,352            10,339
    Finished goods                                                          20,011            16,807
                                                                     -------------     -------------
                                                                            43,936            41,536
  Prepaid expenses, including deferred income taxes of $612,000              1,940             2,129
                                                                     -------------     -------------
    Total current assets                                                    78,109            69,813

  Property and equipment, net                                               36,726            36,796
  Other assets                                                               6,258             3,345
  Goodwill                                                                   8,749             9,107
                                                                     -------------     -------------
                                                                       $   129,842       $   119,061
                                                                     =============     =============
Liabilities and Shareholders' Equity
------------------------------------
Current liabilities:
  Notes payable                                                        $       366       $     1,699
  Current portion of long-term debt                                          2,834             2,528
  Accounts payable                                                          16,181            13,368
  Customer deposits                                                          4,692             3,242
  Accrued expenses                                                           8,393             8,830
  Income taxes payable                                                          --               285
                                                                     -------------     -------------
    Total current liabilities                                               32,466            29,952

Post-retirement benefits                                                     1,563             1,526
Long-term debt                                                              78,728            73,746
Deferred income taxes                                                        1,552             1,438

Shareholders' equity:
  Preferred stock, par value $0.10 per share; authorized
    300,000 shares, none issued                                                 --                --
  Common stock, par value $0.10 per share; authorized 5,000,000
    shares; 1,888,826 and 1,620,267 shares issued, respectively                189               162
  Class B stock, par value $0.10 per share; authorized
    3,000,000 shares; 441,532 shares issued                                     44                44
  Capital in excess of par value                                            10,663             7,836
  Retained earnings                                                          5,191             4,999
  Cumulative translation adjustment                                            397               309
                                                                     -------------     -------------
                                                                            16,484            13,350
  Subscription receivable from officer                                         (95)              (95)
  Less common stock in treasury, at cost (266,435 shares)                     (856)             (856)
                                                                     -------------     -------------
                                                                            15,533            12,399
                                                                     -------------     -------------
                                                                       $   129,842       $   119,061
                                                                     =============     =============

         See accompanying notes to consolidated financial statements.

                            GENCOR INDUSTRIES, INC.
                         CONSOLIDATED INCOME STATEMENT
                                  (UNAUDITED)
                (DOLLARS IN THOUSANDS EXCEPT PER SHARE AMOUNTS)

                                                          Three Months Ended
                                                             December 31,
                                                    -------------------------------

                                                        1996             1995
                                                        ----             ----
Net revenue                                         $      35,219    $        8,261

Costs and expenses:
  Production costs                                         24,856             6,489
  Product engineering and development                         600               540
  Selling, general and administrative                       8,125             2,082
                                                    -------------    --------------
                                                           33,581             9,111
                                                    -------------    --------------
Operating income (loss)                                     1,638              (850)

Other income (expense):
  Interest expense                                         (1,515)             (328)
  Miscellaneous                                               311                55
                                                    -------------    --------------
Income (loss) before income taxes                             434            (1,123)

Provision for income tax (benefit)                            152              (450)
                                                    -------------    --------------

Net income (loss)                                   $         282    $         (673)
                                                    =============    ==============

Net income per share:
  Primary                                           $        0.14    $        (0.38)
                                                    =============    ==============
  Fully diluted                                     $        0.14    $        (0.38)
                                                    =============    ==============


         See accompanying notes to consolidated financial statements.

                            GENCOR INDUSTRIES, INC.
               Consolidated Statement of Cash Flows (Unaudited)
                            (Dollars in Thousands)

                                                                                   Three Months Ended
                                                                                     December 31,
                                                                       ---------------------------------------

                                                                               1996                 1995
                                                                               ----                 ----
Net income (loss)                                                        $       282              $    (673)
Adjustments to reconcile net income to cash
  provided by operations:
  Depreciation and amortization                                                1,260                    170
  Loss (gain) on disposal of property and equipment                                                     (49)
  Loss (gain) on foreign exchange                                                  4                     (1)
  Purchase price adjustment                                                      669
  Change in assets and liabilities:
    (Increase) decrease in receivables                                        (3,290)                 1,646
    Increase in income tax recoverable                                          (568)                  (450)
    Increase in inventories                                                   (2,385)                (3,800)
    Decrease in prepaid expenses                                                 191                    182
    (Increase) decrease in deferred income taxes                                 114                    (26)
    Increase in accounts payable and customer deposits                         1,481                  1,348
    Decrease in accrued expenses                                                (437)                  (411)
    (Increase) decrease in income taxes payable                                 (285)                  (698)
    Increase in other assets                                                     (88)
                                                                         -----------              ---------
      Total adjustments                                                       (3,334)                (2,089)
                                                                         -----------              ---------
Cash used for operations                                                      (3,052)                (2,762)

Cash flows from investing activities:
  Capital expenditures                                                          (927)                  (302)
  Other, net                                                                                            440
                                                                         -----------              ---------
Cash provided by (used for) investing activities                                (927)                   138

Cash flows from financing activities:
  Cash paid to Ingersoll-Rand                                                (60,869)
  Net borrowings under lines of credit and notes payable                      12,386                   (166)
  Net borrowings of debt                                                      56,567                  3,166
  Dividends paid                                                                 (89)                   (86)
  Proceeds from sale of stock                                                  1,497
  Closing and other acquisition related costs                                 (3,372)
  Other                                                                                                  56
                                                                         -----------              ---------
Cash provided by (used for) financing activities                               6,120                  2,970

Effect of exchange rate changes on cash                                           25                     (1)
                                                                         -----------              ---------
Net increase in cash                                                           2,166                    345

Cash and cash equivalents at:
  beginning of period                                                          1,502                    416
                                                                         -----------              ---------
  end of period                                                          $     3,668              $     761
                                                                         ===========              =========

Supplemental cash flow information:
-----------------------------------
Cash paid during the period for:
  Interest                                                               $       353              $     274
                                                                         ===========              =========
  Income taxes                                                           $       622              $     396
                                                                         ===========              =========

         See accompanying notes to consolidated financial statements.

                            GENCOR INDUSTRIES, INC.

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)



NOTE 1 - BASIS OF PRESENTATION
------------------------------

The accompanying unaudited interim consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to such rules and regulations. The accompanying unaudited interim consolidated financial statements and related notes should be read in conjunction with the financial statements and related notes included in the Company's 1996 Annual Report on Form 10-K. In the opinion of management, all material adjustments, consisting of normal recurring adjustments, considered necessary for a fair presentation have been included in the accompanying unaudited interim consolidated financial statements. Operating results for the three months ended December 31, 1996, are not necessarily indicative of the results that may be expected for the year ending September 30, 1997.

NOTE 2 - ACQUISITION
--------------------

Effective September 30, 1996, the Company purchased the stock of Process Equipment Division of Ingersoll-Rand Company ("CPM") for $60,868,697. CPM, a multi-national entity, is also engaged in the design and manufacture of process equipment. The acquisition was financed under a new $95 million credit facility. Additionally, subsequent to September 30, 1996, an equity infusion of approximately $2,853,000 was provided by certain key members of operating management who purchased 268,559 shares at $10.625/share.

The transaction was accounted for as a purchase and the assets have been included in the accompanying balance sheets at their fair value. Total assets acquired approximated $69,141,000, liabilities assumed approximated $17,380,000, and the excess of the amount paid over the fair value of the assets acquired was approximately $9,107,000. Further acquisition adjustments may be made as a result of finalization of acquisition costs and fair value adjustments.

The results of operations of CPM have been included in the results of the Company from October 1, 1996. Assuming the acquisition had occurred on October 1, 1995, the Company's (unaudited) net sales, net income, and earnings per share would have been approximately $34,403,000, $232,000, and $0.11, respectively, for the three months ended December 31, 1995.

NOTE 3 - CASH DIVIDEND
----------------------

On November 21, 1996, the Company declared a cash dividend of $0.05 per share, payable January 4, 1997, to shareholders of record as of December 18, 1996.

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
-------
          RESULTS OF OPERATIONS

A.   Consolidated Results of Operations
     ----------------------------------

Results of operations for the quarter ended December 31, 1996, as compared to the quarter ended December 31, 1995:

Total net revenue for the quarter ended December 31, 1996 was $35,219,000 versus $8,261,000 for the same period of 1995, an increase of $26,958,000 or 326.3%.
The increase resulted primarily from the inclusion of sales from the newly acquired subsidiary, CPM.

Production costs were $24,856,000 or 70.6% of net revenue in the first quarter of fiscal 1997, versus $6,489,000 or 78.5% of net revenue in the same period in fiscal 1996. The increase in production cost dollars is a direct result of the CPM acquisition. The cost of goods sold as a percentage of net revenues improved primarily as a result of the inclusion of the CPM products in the first quarter of fiscal 1997.

Selling, general and administrative expenses increased in the first quarter of fiscal 1997 to $8,125,000 from $2,082,000 in the same period of fiscal 1996 due primarily to the CPM acquisition. Additionally, the amortization expense of goodwill and deferred costs emanating from the acquisition also contributed to the increase in costs for this category.

The change in interest expense reflects higher average borrowings, primarily due to the CPM acquisition.

Net income increased to $282,000 for the first quarter of fiscal 1997 from a net loss of $673,000 for the first quarter of fiscal 1996.

Liquidity and Capital Resources
-------------------------------

The Company had working capital at December 31, 1996 of $45,643,000 as compared with working capital of $39,861,000 as of September 30, 1996. The increase in working capital resulted from an increase in cash, accounts receivable, and inventory and a reduction in notes payable, partially offset by increases in accounts payable and customer deposits.

The Company's construction equipment operations are subject to seasonal fluctuations, often resulting in lower sales in the third and fourth calendar quarters of each year and much lower earnings or losses during such quarters. Traditionally, asphalt producers do not purchase new equipment or replace old equipment during the summer and fall months, thereby avoiding disruption of their activities during such peak periods of highway construction. CPM's operations are subject to less seasonality and seasonality opposite that of the construction equipment operations. CPM experiences a slight decline in revenues and profit during the first and second calendar quarters.

During the three months ended December 31, 1996, the Company's total debt increased $5,288,000 to cover working capital requirements.

The Company believes that, based on the present conditions and banking arrangements, it will be able to meet its working capital needs during fiscal 1997 through operations.

B.   Financial Condition as of December 31, 1996
     -------------------------------------------

     There are no material changes in the Company's financial condition from that reported as of September 30, 1996.

PART II.  OTHER INFORMATION

ITEM 3.  DEFAULTS
-----------------

None

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K
-----------------------------------------

A.   Exhibits:

     (11) Statement regarding computation of earnings per share.

B.   Reports on Form 8-K:

     Form 8-K filed on December 26, 1996

                                                                      EXHIBIT 11
                            GENCOR INDUSTRIES, INC.

                   COMPUTATIONS OF EARNINGS (LOSS) PER SHARE

                                                      Three Months Ended
                                                          December 31,
                                             -----------------------------------

                                                     1996             1995
                                                     ----             ----
Earnings per common share
-------------------------
Net income (loss)                                 $  282,000     $  (673,000)
                                                  ----------     -----------

Average number of shares outstanding               1,857,339       1,776,655
                                                  ----------     -----------

Net income (loss) per share                       $     0.15     $     (0.38)
                                                  ----------     -----------


Primary computation
-------------------

Average number of shares outstanding               1,857,339       1,776,655
Add dilutive effect of outstanding
 options (as determine by the application
of the treasury stock method)                        130,544          (6,730)
                                                  ----------     -----------
Average number of shares outstanding, as adjusted  1,987,883       1,769,925
                                                  ----------     -----------

Net income (loss) per share                       $     0.14     $     (0.38) (A)
                                                  ----------     -----------


Fully diluted computation
-------------------------

Average number of shares outstanding               1,857,339       1,776,655
Add dilutive effect of outstanding
 options (as determined by application
 of the treasury stock method)                       161,678          (6,730)
                                                  ----------     -----------
Average number of shares outstanding               2,019,017       1,769,925
                                                  ----------     -----------

Net income (loss) per share                       $     0.14     $     (0.38) (A)
                                                  ==========     ===========

(A) This calculation is submitted in accordance with Regulations S-K Item 601 (b)(11), although it is not required by footnote to paragraph 14 of APB Opinion No. 15 because it results in dilution of less than 3%.

                                  SIGNATURES


Pursuant to the requirements of Sections 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                        GENCOR INDUSTRIES, INC.



Date:  February 14, 1997                /s/ Russell R. Lee III
                                        --------------------------------
                                        Russell R. Lee III
                                        Treasurer