Form 10-Q
period 1997-03-31
GENCOR INDUSTRIES INC
filed 1997-05-13
CIK 64472

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                   FORM 10-Q

[X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
            OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended   March 31, 1997
                                 ----------------------------------------------
OR

[ ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
          OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                         to
                              -------------------------  ----------------------

Commission file number    0-3821
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

                     Yes    X                 No
                         -------                 -------

Indicate number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date.

        Class                                  Outstanding at April 28, 1997
        -----                                  -----------------------------
Common stock, $0.10 par value                               1,635,415 shares
Class B stock, $0.10 par value                                441,532 shares

                            Gencor Industries, Inc.

                 Form 10-Q for the Quarter Ended March 31, 1997

Index
-----
                                                                            Page
                                                                            ----
Part I.   Financial Information - Unaudited

          Item 1.   Financial Statements

               a)   Consolidated Balance Sheet -
                    March 31, 1997 and
                    September 30, 1996                                       3

               b)   Consolidated Income Statement -
                    Three and Six Months Ended
                    March 31, 1997 and 1996                                  4

               c)   Consolidated Statement of Cash Flows -
                    Six Months Ended
                    March 31, 1997 and 1996                                  5

               d)   Notes to Consolidated
                    Financial Statements                                     6

          Item 2.   Management's Discussion and Analysis of
                    Financial Position and Results of Operations             7

Part II.  Other Information                                                  9

          Exhibit 11                                                        10

                            Gencor Industries, Inc.
                          Consolidated Balance Sheet
                 (Dollars in Thousands, Except Per Share Data)


                                                                             March 31,          September 30,
                                                                               1997                 1996
                                                                               ----                 ----
                                                                            (Unaudited)          (Audited)
Assets
------
Current assets:
  Cash and cash equivalents                                                $    9,151           $    1,502
  Accounts and notes receivable, less allowance
    for doubtful accounts of $3,727 and $2,859                                 35,084               24,646
  Inventories:
    Raw materials                                                              15,012               14,390
    Work-in-process                                                            11,605               10,339
    Finished goods                                                             18,163               16,807
                                                                         ------------         ------------
                                                                               44,780               41,536
  Prepaid expenses, including deferred income
    taxes of $612                                                               1,568                2,129
                                                                         ------------         ------------
    Total current assets                                                       90,583               69,813

Property and equipment, net                                                    31,455               36,796
Other assets                                                                    5,753                3,345
Goodwill, net                                                                  11,788                9,107
                                                                         ------------         ------------
                                                                         $    139,579         $    119,061
                                                                         ============         ============

Liabilities and Shareholders' Equity
------------------------------------
Current liabilities:
  Notes payable                                                          $        497         $      1,699
  Current portion of long-term debt                                             2,839                2,528
  Accounts payable                                                             16,815               13,368
  Customer deposits                                                             7,210                3,242
  Accrued expenses                                                             12,589                8,830
  Income taxes payable                                                            343                  285
                                                                         ------------         ------------
    Total current liabilities                                                  40,293               29,952

Post-retirement benefits                                                        1,760                1,526
Long-term debt                                                                 79,853               73,746
Deferred income taxes                                                             444                1,438
Other long-term liabilities                                                       830                  -
                                                                         ------------         ------------
     Total liabilities                                                        123,180              106,662
                                                                         ------------         ------------

Shareholders' equity:
  Preferred stock, par value $0.10 per share; authorized
    300,000 shares, none issued                                                   -                    -
  Common stock, par value $0.10 per share; authorized
    5,000,000 shares; 1,901,850 and 1,620,267 shares issued,
    respectively                                                                  190                  162
  Class B stock, par value $0.10 per share; authorized
    3,000,000 shares; 441,532 shares issued                                        44                   44
  Capital in excess of par value                                               10,808                7,836
  Retained earnings                                                             7,052                4,999
  Cumulative translation adjustment                                              (744)                 309
                                                                         ------------         ------------
                                                                               17,350               13,350
  Subscription receivable from officer                                            (95)                 (95)
  Less common stock in treasury, at cost (266,435 shares)                        (856)                (856)
                                                                         ------------         ------------
                                                                               16,399               12,399
                                                                         ------------         ------------
                                                                         $    139,579         $    119,061
                                                                         ============         ============

         See accompanying notes to consolidated financial statements.

                             Gencor Industries, Inc.
                          Consolidated Income Statement
                                   (Unaudited)
                  (Dollars in Thousands, Except Per Share Data)

                                                     Three Months Ended                            Six Months Ended
                                                          March 31,                                    March 31,
                                          ------------------------------------------  ------------------------------------------

                                                        1997                 1996                   1997                 1996
                                                        ----                 ----                   ----                 ----

Net revenue                                        $    48,717          $    17,433            $    83,936          $    25,694

Costs and expenses:
  Production costs                                      37,556               12,165                 62,413               18,654
  Product engineering and development                      568                  626                  1,167                1,166
  Selling, general and administrative                    6,063                2,274                 14,188                4,356
                                                  ------------         ------------           ------------        -------------
                                                        44,187               15,065                 77,768               24,176
                                                  ------------         ------------           ------------        -------------
 Operating income                                        4,530                2,368                  6,168                1,518

Other income (expense):
  Interest income                                            5                    -                      5                    -
  Interest expense                                      (1,662)                (383)                (3,177)                (711)
  Miscellaneous                                             34                    3                    345                   58
                                                  ------------         ------------           ------------        -------------
Income before income taxes                               2,907                1,988                  3,341                  865

Provision for income taxes                               1,046                  738                  1,198                  288
                                                  ------------         ------------           ------------        -------------

Net income                                        $      1,861         $      1,250           $      2,143        $         577
                                                  ============         ============           ============        =============
Income per share:
  Primary                                         $       0.84         $       0.70           $       1.02        $        0.32
                                                  ============         ============           ============        =============

  Fully diluted                                   $       0.84         $       0.70           $       1.02        $        0.32
                                                  ============         ============           ============        =============

         See accompanying notes to consolidated financial statements.

                            Gencor Industries, Inc.
                     Consolidated Statement of Cash Flows
                                  (Unaudited)
                            (Dollars in Thousands)

                                                                                         Six Months Ended
                                                                                            March 31,
                                                                                -----------------------------------
                                                                                      1997             1996
                                                                                      ----             ----

Net income                                                                        $       2,143      $      577
Adjustments to reconcile net income to cash
  provided by operations:
  Depreciation and amortization                                                           2,659             344
  Gain on equipment disposal                                                               (149)            (53)
  Loss (gain) on foreign exchange                                                           199              (2)
  Purchase price adjustments                                                                669             -
  Change in assets and liabilities:
    Increase in income tax receivable                                                       -              (541)
    (Increase) decrease in receivables                                                  (10,663)          2,520
    Increase in inventories                                                              (1,073)         (7,467)
    Decrease in prepaid expenses                                                          1,117             219
    Increase (decrease) in deferred income taxes                                           (497)             68
    Increase in accounts payable and customer deposits                                    6,684           4,098
    Increase in accrued expenses                                                          3,083              96
    Increase (decrease) in income taxes payable                                              58            (309)
    Decrease in other assets                                                                797             -
                                                                                ----------------     ----------------
      Total adjustments                                                                   2,884          (1,027)
                                                                                ----------------     ----------------
Cash provided by (used for) operations                                                    5,027            (450)

Cash flows from investing activities:
  Capital expenditures                                                                   (1,259)           (691)
  Other, net                                                                                -               444
                                                                                ----------------     ----------------
Cash used for investing activities                                                       (1,259)           (247)

Cash flows from financing activities:
  Net reduction under lines of credit and notes payable                                 (12,256)           (427)
  Net borrowings of debt                                                                 79,672           1,032
  Payments to Ingersoll Rand                                                            (61,012)            -
  Dividends paid                                                                            (89)            (87)
  Payment of closing costs                                                               (3,959)             56
  Issuance of common stock                                                                1,611             -
                                                                                ----------------     ----------------
Cash provided by financing activities                                                     3,967             574

Effect of exchange rate changes on cash                                                     (86)            -
                                                                                ----------------     ----------------
Net increase (decrease) in cash                                                           7,649            (123)

Cash and cash equivalents at:

  beginning of period                                                                     1,502             416
                                                                                ----------------     ---------------
  end of period                                                                   $       9,151      $      293
                                                                                ================     ===============

Supplemental cash flow information:
----------------------------------
Cash paid during the period for:
  Interest                                                                        $       2,100      $      591
                                                                                ================     ===============
  Income taxes                                                                    $         769      $      989
                                                                                ================     ===============

                            Gencor Industries, Inc.

             Notes to Consolidated Financial Statements (Unaudited)


NOTE 1 - BASIS OF PRESENTATION
------------------------------

The accompanying unaudited interim consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to such rules and regulations. The accompanying unaudited interim consolidated financial statements and related notes should be read in conjunction with the financial statements and related notes included in the Company's 1996 Annual Report on Form 10-K. In the opinion of management, all material adjustments, consisting of normal recurring adjustments, considered necessary for a fair presentation have been included in the accompanying unaudited interim consolidated financial statements. Operating results for the six months ended March 31, 1997, are not necessarily indicative of the results that may be expected for the year ending September 30, 1997.

NOTE 2 - ACQUISITION
--------------------

Effective September 30, 1996, the Company purchased the stock of Process Equipment Division of Ingersoll-Rand Company ("CPM") for $60,868,697. CPM, a multi-national entity, is also engaged in the design and manufacture of process equipment. The acquisition was financed under a new $95 million credit facility. Additionally, subsequent to September 30, 1996, an equity infusion of approximately $3,000,000 was provided by certain key members of operating management.

The results of operations of CPM have been included in the results of the Company from October 1, 1996. Assuming the acquisition had occurred on October 1, 1995, the Company's (unaudited) net sales, net income, and earnings per share would have been approximately $74,099,000, $1,440,000, and $0.65, respectively, for the six months ended March 31, 1996 and approximately $39,696,000, $1,208,000, and $0.55, respectively, for the three months ended March 31, 1996.

NOTE 3 - CASH DIVIDEND
----------------------

On November 21, 1996, the Company declared a cash dividend of $0.05 per share, payable January 4, 1997, to shareholders of record as of December 18, 1996.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS ------- OF OPERATIONS

A.   Consolidated Results of Operations
     ----------------------------------

Results of operations for the quarter ended March 31, 1997, as compared to the
------------------------------------------------------------------------------
quarter ended March 31, 1996:
----------------------------

Total net revenue for the quarter ended March 31, 1997 was $48,717,000 versus $17,433,000 for the same period of 1996, an increase of $31,284,000 or 179.45%.
The increase resulted primarily from the inclusion of sales from the newly acquired subsidiary, CPM.

Production costs were $37,556,000 or 77.1% of net revenue in the second quarter of fiscal 1997, versus $12,165,000 or 69.8% of net revenue in the same period in fiscal 1996. The increase in production cost dollars is a direct result of the CPM acquisition.

Product engineering and development costs decreased $58,000 or 9.3% primarily as a result of lower personnel costs.

Selling, general and administrative expenses increased in the second quarter of fiscal 1997 to $6,063,000 from $2,274,000 in the same period of fiscal 1996 due primarily to the CPM acquisition. Additionally, the amortization of goodwill and deferred costs emanating from the acquisition also contributed to the increase.

The change in interest expense reflects higher average borrowings, primarily as a result of financing the CPM acquisition.

Net income in the second quarter of fiscal 1996 amounted to $1,861,000, a $611,000 increase over the second quarter of fiscal 1996 net income of $1,250,000 as a result of the above factors.

Results of operations for the six months ended March 31, 1997, as compared to
-----------------------------------------------------------------------------
the six months ended March 31, 1996:
-----------------------------------

Total net revenue for the six months ended March 31, 1997 was $83,936,000 versus $25,694,000 for the same period of 1996, an increase of $58,242,000 or 226.7%.
The increase resulted primarily from the inclusion of sales from the newly acquired subsidiary, CPM.

Production costs were $62,413,000 or 74.4% of net revenue in the first six months of fiscal 1997 versus $18,654,000 or 72.6% of net revenue in the same period in fiscal 1996. The increase in production cost dollars is a direct result of the CPM acquisition.

Selling, general, and administrative expenses increased in the first six months of fiscal 1997 to $14,188,000 from $4,356,000 in the same period of fiscal 1996, due primarily to the CPM acquisition. Additionally, the amortization expense of goodwill and deferred costs emanating from the acquisition also contributed to the increase in costs.

The change in interest expense reflects higher average borrowings, primarily as a result of financing the CPM acquisition.

Net income increased in the first six months of fiscal 1997 to $2,143,000 from $577,000 in the first six months of fiscal 1996 as a result of the above factors.

Liquidity and Capital Resources
-------------------------------

The Company had working capital at March 31, 1997 of $50,290,000 as compared with working capital of $39,861,000 as of September 30, 1996. The increase in working capital resulted from an increase in cash, accounts receivable, and inventory and a reduction in notes payable, partially offset by increases in accounts payable and customer deposits.

The Company's asphalt production equipment operations are subject to seasonal fluctuations, often resulting in lower sales in the first and fourth fiscal quarters of each year and much lower earnings or losses during such quarters. CPM's operations are subject to less seasonality, and the seasonality which does occur is opposite that of the construction equipment operations.

During the six months ended March 31, 1997, the Company's total debt increased $5,216,000 as a result of increased borrowings, partially offset by scheduled principal repayments.

The Company believes that, based on the present conditions and banking arrangements, it will be able to meet its working capital needs during fiscal 1997 through operations.

B.   Financial Condition as of March 31, 1997
     ----------------------------------------

There are no material changes in the Company's financial condition from that reported as of September 30, 1996.

PART II.  OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K
-----------------------------------------

A.   Exhibits:

     (11)  Statement regarding computation of earnings per share.

B.   Reports on Form 8-K:

     Form 8-K filed on December 26, 1996

                                                                      EXHIBIT 11

                            GENCOR INDUSTRIES, INC.

                     COMPUTATIONS OF NET INCOME PER SHARE



                                                           Three Months Ended                          Six Months Ended
                                                                March 31,                                  March 31,
                                                --------------------------------------      --------------------------------------

                                                       1997                   1996                  1997             1996
                                                       ----                   ----                  ----             ----
Earnings per share
------------------
Net income                                           $1,861,000            $1,250,000            $2,143,000        $  577,000
                                                     ==========            ==========            ==========        ==========

Average number of shares outstanding                  2,063,923             1,780,364             1,960,060         1,778,520
                                                     ==========            ==========            ==========        ==========

Net income per share                                 $     0.90            $     0.70            $     1.09        $     0.32
                                                     ==========            ==========            ==========        ==========



Additional primary computation
------------------------------

Average number of shares outstanding                  2,063,923             1,780,364             1,960,060         1,778,520
Add dilutive effect of outstanding options
  (as determined by the application of the
   treasury stock method)                               158,861                10,093               143,322            10,615
                                                     ----------            ----------            ----------        ----------
Average number of shares outstanding,
  as adjusted                                         2,222,784             1,790,457             2,103,382         1,789,135
                                                     ==========            ==========            ==========        ==========

Net income per share                                 $     0.84            $     0.70  (A)       $     1.02        $     0.32  (A)
                                                     ==========            ==========            ==========        ==========


Additional fully diluted computation
------------------------------------

Average number of shares outstanding                  2,063,923             1,780,364             1,960,060         1,778,520

Add dilutive effect of outstanding option
  (as determined by application of the
  treasury stock method)                                158,861                10,147               143,322            10,615
                                                     ----------            ----------            ----------        ----------

Average number of shares outstanding,
  as adjusted                                         2,222,784             1,790,511             2,103,382         1,789,135
                                                     ==========            ==========            ==========        ==========

Net income per share                                 $     0.84            $     0.70  (A)       $     1.02        $     0.32  (A)
                                                     ==========            ==========            ==========        ==========

(A)   This calculation is submitted in accordance with Regulations S-K Item 601
      (b)(11), although it is not required by footnote to paragraph 14 of APB Opinion No. 15 because it results in dilution of less than 3%.

Note: On May 7, 1997, the Company announced a 2 for 1 stock split effective
      May 30, 1997. Per share calculations above do not reflect the effect of the stock split.

                                   SIGNATURES

Pursuant to the requirements of Sections 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                  GENCOR INDUSTRIES, INC.



Date:  May 12, 1996               /s/ Russell R. Lee III
                                  ------------------------------
                                  Russell R. Lee III
                                  Treasurer