Form 10-Q
period 1997-06-30
GENCOR INDUSTRIES INC
filed 1997-08-14
CIK 64472

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                   FORM 10-Q

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
     OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended  June 30, 1997
                                ----------------------------------------

OR

[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
     OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                    to
                               ------------------    -------------------

Commission file number    0-3821
                       ---------

                            GENCOR INDUSTRIES, INC.
                            -----------------------
            (Exact name of registrant as specified in its charter)

       Delaware                                         59-0933147
       --------                                         ----------
(State or other jurisdiction of                      (I.R.S. Employer
incorporation or organization)                        Identification No.)

          5201 North Orange Blossom Trail, Orlando, Florida    32810
          ----------------------------------------------------------
             (Address of principal executive offices)       (Zip Code)

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

                     Yes    X        No
                         -------        -------

Indicate number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date.

        Class                                  Outstanding at August 8, 1997
        -----                                  -----------------------------
Common stock, $.10 par value                          3,272,370 shares
Class B stock, $.10 par value                           883,064 shares

                            Gencor Industries, Inc.

                 Form 10-Q for the Quarter Ended June 30, 1997


Index                                                          Page
-----                                                          ----
Part I.  Financial Information - Unaudited

         Item 1.  Financial Statements

              a)  Consolidated Balance Sheet -
                  June 30, 1997 and
                  September 30, 1996                             3

              b)  Consolidated Income Statement -
                  Three and Nine Months Ended
                  June 30, 1997 and 1996                         4

              c)  Consolidated Statement of Cash Flows -
                  Nine Months Ended
                  June 30, 1997 and 1996                         5

              d)  Notes to Consolidated
                  Financial Statements                           6

         Item 2.  Management's Discussion and Analysis of
                  Financial Position and Results of Operations   8

Part II. Other Information                                       9

         Exhibit 11                                             10

PART 1.  FINANCIAL INFORMATION
ITEM 1.
------
                               GENCOR INDUSTRIES, INC.
                              Consolidated Balance Sheet
                                (Dollars in Thousands)

                                                                 June 30,           September 30,
                                                                   1997                 1996
                                                              -------------        -------------
                                                               (Unaudited)          (Audited)
Assets
Current assets:
  Cash and cash equivalents                                      $  8,823            $  1,502
  Accounts and notes receivable, less allowance
    for doubtful accounts of $3,223 and $2,859                     40,821              24,646
  Inventories:
    Raw materials                                                  14,576              14,390
    Work-in-process                                                11,315              10,339
    Finished goods                                                 17,758              16,807
                                                                 --------            --------
                                                                   43,649              41,536
  Prepaid expenses, including deferred income taxes
    of $4,505 and $612                                              5,290               2,129
                                                                 --------            --------
    Total current assets                                           98,583              69,813

  Property and equipment, net                                      31,019              36,796
  Other assets                                                      5,673               3,345
  Goodwill                                                         12,149               9,107
                                                                 --------            --------
                                                                 $147,424            $119,061
                                                                 --------            --------
Liabilities and Shareholders' Equity
------------------------------------
Current liabilities:
  Notes payable                                                  $  1,628            $  1,699
  Current portion of long-term debt                                 2,818               2,528
  Accounts payable                                                 14,123              13,368
  Customer deposits                                                 8,834               3,242
  Accrued expenses                                                 14,342               8,830
  Income taxes payable                                              1,502                 285
                                                                 --------            --------
    Total current liabilities                                      43,247              29,952

Post-retirement benefits                                            1,859               1,526
Long-term debt                                                     78,267              73,746
Other long-term liabilities (including deferred income
  taxes of $4,691 and $1,438)                                       5,522               1,438
                                                                 --------            --------
    Total liabilities                                             128,895             106,662

Shareholders' equity:
  Preferred stock, par value $0.10 per share; authorized
    300,000 shares, none issued                                       -                   -
  Common stock, par value $0.10 per share; authorized
    15,000,000 shares; 3,272,370 and 3,240,534 shares issued,
    respectively                                                      327                 324
  Class B stock, par value $0.10 per share; authorized
    6,000,000 shares; 883,064 shares issued                            88                  88
  Capital in excess of par value                                    9,771               7,630
  Retained earnings                                                 9,381               4,999
  Cumulative translation adjustment                                  (943)                309
                                                                 --------            --------
                                                                   18,624              13,350
  Subscription receivable from officer                                (95)                (95)
  Less common stock in treasury, at cost                              -                  (856)
                                                                 --------            --------
                                                                   18,529              12,399
                                                                 --------            --------
                                                                 $147,424            $119,061
                                                                 ========            ========

             See accompanying notes to consolidated financial statements.

                            Gencor Industries, Inc.
                         Consolidated Income Statement
                                  (Unaudited)
                (Dollars in Thousands Except Per Share Amounts)


                                       Three Months Ended  Nine Months Ended
                                           June 30,            June 30,
                                       ----------------    -----------------
                                         1997    1996        1997      1996
                                       -------  -------    --------  -------

Net revenue                            $51,079  $21,722    $135,015  $47,416
Costs and expenses:
  Production costs                      37,442   15,922      99,854   34,576
  Product engineering and development      943      531       2,111    1,697
  Selling, general and administrative    7,188    2,350      21,376    6,706
                                       -------  -------    --------  -------
                                        45,573   18,803     123,341   42,979
                                       -------  -------    --------  -------
Operating income                         5,506    2,919      11,674    4,437

Other income (expense):
  Interest income                          125       -          130       -
  Interest expense                      (1,787)    (319)     (4,964)  (1,030)
  Miscellaneous                             (7)       4         338       62
                                       -------  -------    --------  -------
Income before income taxes               3,837    2,604       7,178    3,469

Provision for income taxes               1,501    1,025       2,699    1,313
                                       -------  -------    --------  -------
Net income                             $ 2,336  $ 1,579    $  4,479  $ 2,156
                                       =======  =======    ========  =======

Income per share:
  Primary                              $  0.49  $  0.44    $   0.98  $  0.60
                                       =======  =======    ========  =======

  Fully diluted                        $  0.48  $  0.44    $   0.95  $  0.60
                                       =======  =======    ========  =======


See accompanying notes to consolidated financial statements.

                           Gencor Industries, Inc.
                     Consolidated Statement of Cash Flows
                                 (Unaudited)
                            (Dollars in Thousands)

                                                                       Nine Months Ended
                                                                            June 30,
                                                                     --------------------
                                                                       1997        1996
                                                                     --------     -------
Net income                                                           $  4,479     $ 2,156
Adjustments to reconcile net income to cash
  used for operations:
  Depreciation and amortization                                         3,770         532
  Gain on equipment disposal                                              (78)        (53)
  Loss (gain) on foreign exchange                                        (225)          1
  Purchase price adjustments                                              669           -
  Change in assets and liabilities:
    Increase in receivables                                           (15,317)     (2,116)
    Decrease (increase) in inventories                                     37      (2,826)
    Decrease in prepaid expenses                                        1,159         386
    Increase in deferred income taxes                                      70         118
    Increase in accounts payable and customer deposits                  5,491         220
    Increase in accrued expenses                                          815         221
    Increase in income taxes payable                                    1,003         112
    Decrease in other assets                                              617           -
                                                                     --------     -------
      Total adjustments                                                (1,989)     (3,405)
                                                                     --------     -------
Cash provided by (used for) operations                                  2,490      (1,249)

Cash flows from investing activities:
  Capital expenditures                                                 (1,229)     (1,089)
  Other, net                                                             (288)        403
                                                                     --------     -------
Cash used for investing activities                                     (1,517)       (686)

Cash flows from financing activities:
  Net increase (reduction) under lines of credit and notes payable     15,036        (430)
  Net borrowings of debt                                               54,879       2,470
  Payments to Ingersoll-Rand                                          (60,869)          -
  Dividends paid                                                          (89)        (87)
  Closing costs                                                        (3,959)          -
  Issuance of common stock                                              1,611           -
  Other - net                                                               -          56
                                                                     --------     -------
Cash provided by financing activities                                   6,609       2,009

Effect of exchange rate changes on cash                                  (261)          -
                                                                     --------     -------
Net increase in cash                                                    7,321          74

Cash and cash equivalents at:
  beginning of period                                                   1,502         416
                                                                     --------     -------
  end of period                                                      $  8,823     $   490
                                                                     ========     =======
Supplemental cash flow information:
Cash paid during the period for:
  Interest                                                           $  3,333     $   910
                                                                     ========     =======
  Income taxes                                                       $    779     $ 1,571
                                                                     ========     =======

         See accompanying notes to consolidated financial statements.

                            Gencor Industries, Inc.

             Notes to Consolidated Financial Statements (Unaudited)


NOTE 1 - BASIS OF PRESENTATION
------------------------------

The accompanying unaudited interim consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to such rules and regulations. The accompanying unaudited interim consolidated financial statements and related notes should be read in conjunction with the financial statements and related notes included in the Company's 1996 Annual Report on Form 10-K. In the opinion of management, all material adjustments, consisting of normal recurring adjustments, considered necessary for a fair presentation have been included in the accompanying unaudited interim consolidated financial statements. Operating results for the nine months ended June 30, 1997, are not necessarily indicative of the results that may be expected for the year ending September 30, 1997.

In February 1997, the Financial Accounting Standards Board issued SFAS No. 128, Earnings Per Share, which becomes effective for fiscal years ending after December 31, 1997. Proforma earnings per share under the new pronouncement are as follows:

                        Three Months Ended       Nine Months Ended
                      -----------------------  ---------------------
                         1997       1996           1997        1996

Basic                   $.56        $.44          $1.12       $.61
                        ----        ----          -----       ----
Diluted                 $.49        $.44          $ .98       $.60
                        ----        ----          -----       ----



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

The results of operations of CPM have been included in the results of the Company from October 1, 1996. Assuming the acquisition had occurred on October 1, 1995, the Company's (unaudited) net sales, net income, and earnings per share would have been approximately $120,184,000, $3,738,000, and $0.77, respectively, for the nine months ended June 30, 1996 and approximately $46,085,000, $2,298,000, and $0.47, respectively, for the three months ended June 30, 1996.

NOTE 3 - STOCK SPLIT
--------------------

On May 7, 1997, the Board of Directors authorized a 2 for 1 stock split to shareholders of record as of May 19, 1997, effective May 30, 1997. As a result of the split, 1,636,185 additional common shares and 441,532 additional Class B shares were issued, and paid-in capital was reduced by $207,000. Shareholders' equity has been restated for all periods presented to give retroactive recognition to the stock split. In addition, for all periods presented, all references in the consolidated financial statements and footnotes thereto to number of shares, per share amounts, weighted average shares outstanding, as well as stock option and related price information have been restated to give retroactive effect to the split.

NOTE 4 - CASH DIVIDEND
----------------------

On November 21, 1996, the Company declared a cash dividend of $0.05 per share, payable January 4, 1997, to shareholders of record as of December 18, 1996.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
-------  -----------------------------------------------------------------------
         OF OPERATIONS
         -------------

A.       Consolidated Results of Operations
         ----------------------------------

Results of operations for the quarter ended June 30, 1997, as compared to the
-----------------------------------------------------------------------------
quarter ended June 30, 1996:
----------------------------

Total net revenue for the quarter ended June 30, 1997 was $51,079,000 versus $21,722,000 for the same period of 1996, an increase of $29,537,000 or 135.15%.
The increase resulted primarily from the inclusion of sales from the newly acquired subsidiary, CPM.

Production costs were $37,442,000 or 73.3% of net revenue in the third quarter of fiscal 1997, versus $15,922,000 or 73.3% of net revenue in the same period in fiscal 1996. The increase in production cost dollars is a direct result of the CPM acquisition.

Product engineering and development costs increased $412,000 or 77.6% primarily as a result of higher personnel costs.

Selling, general and administrative expenses increased in the third quarter of fiscal 1997 to $7,188,000 from $2,350,000 in the same period of fiscal 1996 due primarily to the CPM acquisition. Additionally, the amortization of goodwill and deferred costs arising from the acquisition also contributed to the increase.

The change in interest expense reflects higher average borrowings, primarily as a result of financing the CPM acquisition.

Net income in the third quarter of fiscal 1997 was $2,336,000, a $757,000 increase over the third quarter of fiscal 1996 net income of $1,579,000 as a result of the above factors.

Results of operations for the nine months ended June 30, 1997, as compared to
-----------------------------------------------------------------------------
the nine months ended June 30, 1996:
------------------------------------

Total net revenue for the nine months ended June 30, 1997 was $135,015,000 versus $47,416,000 for the same period of 1996, an increase of $87,599,000 or 184.7%. The increase resulted primarily from the inclusion of sales from the newly acquired subsidiary, CPM.

Production costs were $99,854,000 or 73.96% of net revenue in the first nine months of fiscal 1997 versus $34,576,000 or 72.92% of net revenue in the same period in fiscal 1996. The increase in production cost dollars is a direct result of the CPM acquisition.

Selling, general, and administrative expenses increased in the first nine months of fiscal 1997 to $21,376,000 from $6,706,000 in the same period of fiscal 1996, due primarily to the CPM acquisition. Additionally, the amortization expense of goodwill and deferred costs arising from the acquisition also contributed to the increase in costs.

The change in interest expense reflects higher average borrowings, primarily as a result of financing the CPM acquisition.

Net income increased in the first nine months of fiscal 1997 to $4,479,000 from $2,156,000 in the first nine months of fiscal 1996 as a result of the above factors.

Liquidity and Capital Resources
-------------------------------

The Company had working capital at June 30, 1997 of $55,336,000 as compared with working capital of $39,861,000 as of September 30, 1996. The increase in working capital resulted from an increase in cash, accounts receivable, and inventory, partially offset by increases in accounts payable, accrued expenses, and customer deposits.

The Company's asphalt production equipment operations are subject to seasonal fluctuations, often resulting in lower sales in the first and fourth fiscal quarters of each year and much lower earnings or losses during such quarters. CPM's operations are subject to less seasonality.

During the nine months ended June 30, 1997, the Company's total debt increased $4,740,000 as a result of increased borrowings, partially offset by scheduled principal repayments.

The Company believes that, based on the present conditions and banking arrangements, it will be able to meet its working capital needs during fiscal 1997 through operations.

B.   Financial Condition as of June 30, 1997
     ---------------------------------------

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

                                  GENCOR INDUSTRIES, INC.



Date:                             /s/ Russell R. Lee III
     ------------------           ----------------------
                                  Russell R. Lee III
                                  Treasurer