Form 10-K405
period 1997-09-30
GENCOR INDUSTRIES INC
filed 1997-12-16
CIK 64472

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                  FORM 10 - K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15[d] OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended September 30, 1997

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

State the aggregate market value of the voting stock, $.10 per share value Common Stock, held by nonaffiliates of the Registrant as of December 4, 1997:
$52,113,930.

Indicate the number of shares outstanding of each of the Registrant's classes of Common Stock, as of the latest practicable date: 3,512,870 shares of Common Stock ($.10 par value) and 883,064 shares of Class B Stock ($.10 par value) as of December 4, 1997.

List hereunder the following documents if incorporated by reference and the part of the Form 10-K into which the document is incorporated.

Part III - 1998 Proxy Statement which will be filed with the Securities and Exchange Commission.

PART I

ITEM 1.  BUSINESS
------

OVERVIEW
--------

Gencor Industries, Inc. (together with its subsidiaries, "Gencor" or the "Company") is a diversified heavy machinery manufacturer primarily serving the food and transportation industries. Gencor is a market share leader in the manufacture of machinery for the production of highway construction materials and related equipment, and also, machinery for the manufacture of pelletized feeds for the production of meat, and machinery for the production of sugar, edible oils and fruit juices.

Gencor was incorporated in Florida in 1960, as Mechtron Corporation and changed its name to Mechtron-Genco Corporation in 1969 following its merger with General Combustion, Inc. and Genco Manufacturing, Inc. It reincorporated in Delaware in 1969 and adopted the name Mechtron International Corporation in 1970. In 1987 the Company and its shareholders approved a name change to Gencor Industries, Inc.

The following table summarizes the Company's history of principal acquisitions:
                                                        ---------

Date     Business Acquired                         Type of Business
----     -----------------                         ----------------
1985     Beverley Group                            Thermal fluid heaters and industrial incinerators
1986     Hy-Way Heat Company, Inc.                 Manufacturer of fluid heat transfer systems and
                                                   specialty tanks.
1986     Bituma-Stor, Inc. and its wholly owned    Asphalt plants and hot mix asphalt storage silos.
         subsidiary, Bituma Corporation
1988     The Davis Line and its wholly owned       Batch mix asphalt plants, specialty tanks,
         subsidiary Midwest Tank and               compact rollers and other products.
         Construction Holding Corporation
1996     Process Equipment Division of             Pelleting, grinding, flaking, sugar processing
         Ingersoll-Rand Company                    and filtration equipment
1997     Gumaco Industria E Comercio Limitada      Citrus processing machinery and equipment

PRODUCTS
--------

The Company operates in one business segment consisting of the design, manufacture and marketing of process machinery equipment for the production of highway construction materials and related equipment, and machinery used in the production of pelletized animal feeds, edible oil production from oil seed, sugar production, citrus juice production and filtration equipment.

The Company offers its products and services through its domestic and foreign subsidiaries. The significant activities of the Company's domestic and foreign subsidiaries and divisions are described below.

Thermal Fluid Heaters and Industrial Incinerators
-------------------------------------------------

The Company has been manufacturing and selling combustion systems fueled by oil, gas and non-fossil fuels to paving contractors since the 1940's. In addition, Gencor manufactures combustion systems for boilers, fume and liquid incinerators, dryers and tank heaters.

Fluid Heat Transfer Systems
---------------------------

Gencor manufactures and sells fluid heat transfer systems under the product line of Hy-Way Heat Systems that are primarily used by the hot mix asphalt industry and other process industries. The Hy-Way heat name is known throughout the world and is often used generically to refer to fluid heat transfer systems.

Asphalt Plants and Hot Mix Storage Silos
----------------------------------------

The Company manufactures asphalt plants, hot mix storage silos, fabric filtration systems and other asphalt plant components. Gencor first introduced the concept of drum-mix continuous asphalt production, which has been adopted world-wide as the standard technology. These products are recognized for high quality and excellent workmanship and are known for providing the "heaviest construction" in the asphalt industry.

Soil Remediation Equipment
--------------------------

Gencor develops, markets and produces equipment to clean soil contaminated with petroleum products. The Company has developed a design which thermally desorbs the contaminants from the soil. The equipment filters the solid matter from the exhaust gasses of the process, oxidizes the polluting contaminants in the exhaust gasses by elevating temperatures, and releases clean and odorless carbon dioxide and water.

Pelleting Equipment
-------------------

The Company's line of pelleting equipment is primarily used in the production of scientifically compounded animal and aquaculture feed used by integrated food producers. This is achieved through a process of particle size upgrading in which loose, often bulky material with physical characteristics ranging from a fine powder to small granules are compressed and formed into pellets of increased bulk density. Pellets are durable, stable and highly resistant to disintegration and breakage. They permit particle size control, optimize nutrient conversion to meat production, lower costs, and also minimize many of the processing problems normally encountered with fine substances, such as storage, handling, and dust. Although pelleting equipment is typically used in the production of animal and fish feed, pelleting technology is increasingly being used by other industries, including bio-mass conversion to fuel, synthetic fuel production and chemical and plastics manufacturing.

Grinding and Flaking Equipment
------------------------------

This product line includes machinery designed to grind and process various grains, including wheat, soybeans and corn. This equipment is used by customers for the preparation of ingredients for the production of pelletized animal feed, grinding of mash feed, and the processing of seeds for edible oil production.

Sugar Processing Equipment
--------------------------

Under the name Silver-Weibull, the Company manufactures sugar processing equipment, including extraction centrifuges and crystallizers for cane and beet sugar processors. The manufacture of sugar requires a number of phases which lead to a process in which the sugar is crystallized and separated from a raw juice known as "standard liquor." Gencor manufactures products specifically for this crystallization phase of sugar processing.

Filtration Products
-------------------

The Company manufactures a line of filtration products, including twin roll presses and a continuous pressure filter. These products are sold to a range of industrial users, including mineral processing, as well as corn wet milling for the production of food starches.

Citrus Processing Machinery
---------------------------

Gencor, through its newly acquired Brazilian subsidiary, manufactures equipment for the production and processing of citrus juice which extract, concentrate and freeze fruit juices. The Company also manufactures a line of evaporators and condensers used in the production of sugar, gasahol and the petroleum refining industries.

A three-year summary of sales, operating profit and identifiable assets with respect to foreign and domestic operations and export sales is included in Note 14 to the Consolidated Financial Statements.

SALES AND MARKETING

The principal users of Gencor products are large highway construction companies, producers of materials used in highway construction, commercial agricultural companies, integrated food producers, feed mills and food processing companies.

Gencor markets its products through a combination of Company employed sales representatives, independent dealers and agents located throughout the world. The Company believes that it has developed the largest and most comprehensive marketing and sales organization in the industry, which allows it to focus on common end-markets and customers for all of the Company's product lines throughout the world.

Gencor believes that 4,000 to 5,000 asphalt production plants operate in the United States, and a similar number in the United Kingdom and Europe. Gencor's focus over recent years has been to serve the highway construction industry by developing products which are fuel efficient, environmentally compatible and technologically ahead of the competition. The Company utilizes technologies involving advanced concepts and disciplines in environmental compliance, heat release, energy conservation, heat recovery and noise attenuation in manufacturing machinery and plants used in the production of highway construction materials.

Pelleting, grinding and flaking products are sold to a common customer base primarily for use in integrated systems for animal feed production. This common market focus has allowed the Company to realize certain synergies from the combination of these businesses in the areas of marketing and manufacturing.

Based upon many years of supplying its products and services to customers in the U.S. and internationally, the Company believes it has the largest installed base of pelleting and grinding equipment in the world. These products are viewed by customers as the most reliable and technologically advanced equipment available in the market. This large installed base has provided the Company with a strong reputation and a source which has generated a continuous level of orders for its products and services. Gencor's leadership position in its targeted markets continues to be well protected by its reputation, new process innovations, applications expertise and customer loyalty.

The Company's asphalt production equipment operations are subject to seasonal fluctuation, resulting in lower sales and possible losses in the third and fourth calendar quarter of each year. Traditionally, asphalt producers do not purchase new equipment for shipment during the summer and fall months to avoid disruption of their activities during peak periods of highway construction and repair. Pelleting and processing equipment products are much less seasonal, resulting in lower demand in the second and third fiscal quarters. The Company expects seasonality to have less of an influence on future results of operations as it continues to grow in international markets.

PRODUCT ENGINEERING AND DEVELOPMENT

The Company is engaged in continuing product engineering and development efforts, both domestically and internationally, to expand its product lines and to further develop more energy efficient and environmentally compatible systems throughout its principal markets.

Work has been accomplished on the uses of cost effective, nonfossil fuels, bio-mass, refuse-derived fuel, coal and coal mixtures, the economical recycling of old asphalt, new designs of environmentally compatible asphalt plants and development of advanced designs of machinery for the remediation of contaminated soil. In addition, product engineering and development activities are directed toward more efficient methods of producing asphalt through a continuous effort to improve the quality of the asphalt plants manufactured and the methods by which asphalt is produced by the plants. Product engineering and development has also focused on the development of combustion systems that operate at higher temperatures and with higher levels of environmental compatibility, as well as more efficient and lower cost fluid heat transfer systems.

Product engineering and development efforts in the Company's pelleting, grinding and flaking product lines are directed toward new mill design features, such as quick change rollers and specialty count dies, and developing testing facilities to expand product uses to include pharmaceutical and scientific applications.

Product engineering and development expenses were approximately $2.8 million, $2.2 million, and $1.9 million in the fiscal years ended September 30, 1997, 1996, and 1995, respectively.

SOURCES OF SUPPLY AND MANUFACTURING

Substantially all products sold by the Company and its subsidiaries are manufactured by the Company, except for procured raw materials and hardware. The Company purchases a large quantity of steel used in the manufacture of many of its products and various raw materials and hardware from hundreds of suppliers. The Company does not believe it is dependent on any single supplier for major raw materials or components. The Company reviews the cost effectiveness of internal manufacturing versus subcontracting the assembly of its product line and currently believes it has the internal capability to produce the lowest cost, highest quality products.

INVENTORIES

As of September 30, 1997, inventories constituted approximately 48% of the Company's current assets and 28% of the Company's total assets. Most of the inventory is utilized in manufacturing operations.

COMPETITION

Gencor is subject to competition in each of its product lines from a number of sources, some of which have greater resources than the Company.

Gencor seeks to maintain a competitive advantage with respect to its highway construction materials machinery line through advanced technological design, increased fuel efficiency, improved product reliability and greater environmental compatibility as well as after-sale services.

The Company is subject to competition from a number of sources in its process machinery equipment in the pelleting, grinding, flaking, sugar processing and filtration product lines as well. Domestic competition for pellet mills consists primarily of small manufacturers who often lack both the capital resources and the breadth of product line possessed by Gencor. The competitive environment for the Company's sugar processing equipment is characterized by a few large manufacturers and a number of relatively small manufacturers which focus on specific geographic markets.

SALES BACKLOG

The nature of Gencor's business is such as to require a relatively short turnaround from order to shipment; usually less than ninety (90) days. Demand for the Company's asphalt production equipment exhibits seasonality, particularly in the first and fourth fiscal quarters, whereas the Company's agricultural products exhibit slightly less seasonality, primarily in the second and third fiscal quarters. As a result of the foregoing, the size of the Company's backlog should not be viewed as an indicator of future Company financial results. The Company's backlog was approximately $54.4 million at November 25, 1997. The Company believes that all of the backlog at November 25, 1997 will be delivered in fiscal 1998.

GOVERNMENT REGULATIONS

The Company believes it has the design and manufacturing capability to meet all industry or governmental agency standards that may apply to its entire line of products, including all domestic and foreign structural, electrical and safety codes. The Company's products are designed and manufactured to comply with Environmental Protection Agency regulations. Certain state and local regulatory authorities have strong environmental impact regulations. While the Company believes such regulations have helped rather than restricted its marketing efforts and sales results, there is no assurance that changes to federal, state, local, or foreign laws and regulations will not have a material adverse effect on the Company's products and earnings in the future.

EMPLOYEES

As of September 30, 1997, the Company employed approximately 1,351 persons in manufacturing, sales and marketing, engineering positions relating to product manufacturing and development and administration. The Company has negotiated a collective bargaining agreement as of June 25, 1996 effective through June 27, 1998, covering the production and maintenance employees at its Marquette, Iowa facility. In addition, the Company has a collective bargaining agreement in place covering the production employees at its Crawfordsville, Indiana facility until April 1, 2000.

EXECUTIVE OFFICERS OF THE REGISTRANT

The executive officers of the Registrant are:

       NAME                          POSITION
       ----                          ---------


       E.J. Elliott                  Chairman of the Board and President
       John E. Elliott               Executive Vice President
       Russell R. Lee III            Treasurer
       David F. Brashears            Senior Vice President, Technology
       D. William Garrett            Vice President, Sales
       Marc G. Elliott               Vice President, Marketing
       Jeanne Lyons                  Secretary

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

Mr. John Elliott was elected Assistant Vice President and a Director of the Company in 1985. In 1986, he was elected a Vice President and promoted to Executive Vice president in 1989. He has been with the Company since 1982.

Mr. Lee was elected Treasurer in 1995. He had previously been Corporate Controller since he joined the Company in 1990.

Mr. Brashears was named Senior Vice President, Technology, in July 1993. He had previously been Vice President, Engineering, since he joined the Company in 1978.

Mr. Garrett was elected Vice President, Sales in 1991. He had previously held numerous management positions in sales and marketing for various Company subsidiaries.

Mr. Marc Elliott was elected Vice President, Marketing, in July 1993. He had previously served in various marketing positions since he joined the Company in 1988.

Ms. Jeanne Lyons was elected Secretary in 1996 and has been with the Company since 1995.

ITEM 2.   PROPERTIES
------

     LOCATION                          ACREAGE       SQ. FEET      PRINCIPAL FUNCTION
     --------                          -------       --------      -----------------------------------------
     Orange County, Florida               27         171,000       Principal corporate headquarters and
                                                                   manufacturing
     Billingshurst, West Sussex,
     England                               1.2         5,000       Offices and manufacturing
     Youngstown, Ohio                      5.5        45,000       Offices and manufacturing
     Marquette, Iowa                      72         137,000       Offices and manufacturing
     Indianapolis, Indiana                11.3        79,000       Property for sale (former offices and
                                                                   manufacturing facilities)
     Aurora, Colorado                     16.8       117,000       Offices and manufacturing
     Hasselholm, Sweden                   N/A         10,000       Offices and manufacturing
     Crawfordsville, Indiana               2.7        62,000       Offices and manufacturing
     Waterloo, Iowa                       11.5        55,000       Offices and manufacturing
     North Kansas City, Missouri            .7         6,000       Offices and warehouse
     Amsterdam, Netherlands                1.2        75,000       Offices and manufacturing
     Wexford, Ireland                      5.6        60,000       Offices and manufacturing
     Rueil Malmaison, France                .2         4,000       Office
     Singapore, Republic of Singapore     N/A         40,000       Offices and manufacturing
     Sao Paulo, Brazil                      .4        38,000       Office
     Araraquara, Brazil                   29.2       295,000       Offices and manufacturing

See Note 9 to the accompanying consolidated financial statements (Item 14) for a description of existing encumbrances.

ITEM 3.   LEGAL PROCEEDINGS
------

In the normal course of business, the Company has various lawsuits and claims pending, which may be covered in whole or in part by insurance, and which, in any event, if found against the Company, will not have a material effect. Management has reviewed all litigation matters and, upon advice of counsel, has made provisions for any estimable losses and expenses of litigation.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
------

(a)  Annual meeting held April 11, 1997

(b)  Not applicable

(c) There were 3,272,870 shares of Common Stock and 883,064 of Class B Stock outstanding as of February 26, 1997, the record date for the 1997 annual meeting of shareholders. A total of 3,790,876 shares were voted. The following matters were voted upon at the meeting:

     Proposal 1.  Election of Directors
     ----------------------------------

     The five nominees for the Board of Directors were elected by the shareholders with the following vote:

                                    Votes                 Votes                                 Broker
            Nominee                  For                  Against            Abstentions        Non-Votes
            -------                 -----                 -------            -----------        ---------
      E. J. Elliott                  883,064  (1)                                  -               N/A
      Constantine L. Corpas          883,064  (1)                                  -               N/A
      John E. Elliott                883,064  (1)                                  -               N/A
      Peter Kourmolis                883,064  (1)                                  -               N/A
      Larry H. Pitsch              2,854,862              52,950                   -               N/A

   (1)  Class B shareholders elected these directors.

   Proposal 2:  Adoption of the Company's 1997 Stock Option Plan
   -------------------------------------------------------------

   The Company's 1997 Stock Option Plan was approved with the following vote:

                       Votes For    Votes Against    Abstentions      Broker Non-Votes
                       ---------    -------------    -----------      ----------------
     Common stock      1,276,738       390,740       1,605,392             N/A
     Class B stock       883,064          -               -                N/A

   Proposal 3:  Amendment to the Company's Certificate of Incorporation to
   -----------
   increase the number of authorized Common Stock from 5,000,000 to 15,000,000 and the number of authorized Class B Stock from 3,000,000 to 6,000,000 was passed by the shareholders with the following vote:

                           Votes For   Votes Against     Abstentions      Broker Non-Votes
                           ---------   -------------     -----------      ----------------
     Common stock          2,478,188      422,092         372,590             N/A
     Class B stock           883,064         -               -                N/A

   Proposal 4:  The selection of Deloitte & Touche LLP, independent certified
   ----------
   public accountants, as auditors for the Company for the year ending September 30, 1997 was ratified by the shareholders with the following vote:

                      Votes For    Votes Against   Abstentions  Broker Non-Votes
                      ---------    -------------   -----------  -------------------
     Common stock     2,894,810          5,700       372,360          N/A
     Class B stock      883,064            -            -             N/A

(d)  Not applicable

PART II

ITEM 5.   MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED SHAREHOLDER
------
          MATTERS

Stock price information is as follows:

                                       SALES PRICES
                                       ------------
                                 HIGH             LOW
                                 ----             ---
       1996
       ----

          First Quarter         5-1/2             3-3/4
          Second Quarter        4-3/4             3-3/4
          Third Quarter         4-7/8             4-1/4
          Fourth Quarter        8-1/2             3-3/4

       1997
       ----

          First Quarter         9-1/4             6-1/2
          Second Quarter       10-3/8             7-3/8
          Third Quarter        15                 7-5/16
          Fourth Quarter       16-3/16            11-3/8

As of November 27, 1997, there were 423 holders of Common Stock of record and 10 holders of Class B Stock of record.

Gencor's stock is traded on the American Stock Exchange under the symbol (GX).

On May 7, 1997, the Board of Directors authorized a 2 for 1 stock split to shareholders of record as of May 19, 1997, effective May 30, 1997. As a result of the split, 1,636,435 additional common shares and 441,532 additional Class B shares were issued, and paid-in capital was reduced by $208. Shareholders' equity has been restated for all periods presented to give retroactive recognition to the stock split. In addition, for all periods presented, all references in the consolidated financial statements and footnotes thereto to number of shares, per share amounts, weighted average shares outstanding, as well as stock option and related price information have been restated to give retroactive effect to the split.

On November 21, 1996, the Board of Directors declared a cash dividend of $.025 per share, payable January 4, 1997 to shareholders of record as of December 18, 1996. The Company previously paid a cash dividend of $.025 per share on January 5, 1996 to shareholders of record as of December 18, 1995.

On November 16, 1994, the Company's Board of Directors declared a ten percent stock dividend. Prior to this, the Company had not paid any dividends in cash or otherwise on any shares of its capital stock since 1971.

Any dividends which may be paid in the future will be dependent upon conditions then existing and will be at the discretion of the Board of Directors of the Company. Further, under the terms of the Senior Secured Credit agreement, the Company is restricted from paying dividends in excess of $150,000 in the aggregate in any fiscal year.

ITEM 6.  SELECTED FINANCIAL DATA
-------

                                                                                                       Nine Months
                                                                       Years Ended                        Ended
                                                                      September 30,                   September 30,
                                                   -------------------------------------------------
                                                        1997        1996         1995        1994         1993
                                                        ----        ----         ----        ----         ----
Net revenue                                          $  195,313  $   60,208   $   58,944  $   57,732     $   43,642
Operating income                                         18,206       5,240        3,871       3,560          2,072
Income before extraordinary gain                          6,896       2,756        2,039       1,630            955
Extraordinary gain                                            -           -          498           -              -
                                                     ----------  ----------   ----------  ----------     ----------
Net income                                           $    6,896  $    2,756   $    2,537  $    1,631     $      955
                                                     ==========  ==========   ==========  ==========     ==========

Per share data:
Primary:
--------
Income before extraordinary gain                     $     1.48  $     0.78   $     0.58  $     0.51     $     0.30
Extraordinary gain                                            -           -         0.14           -              -
                                                     ----------  ----------   ----------  ----------     ----------
Net income                                           $     1.48  $     0.78   $     0.72  $     0.51     $     0.30
                                                     ==========  ==========   ==========  ==========     ==========

Fully diluted:
--------------
Income before extraordinary gain                     $     1.45  $     0.78   $     0.58  $     0.51     $     0.30
Extraordinary gain                                            -           -         0.14           -              -
                                                     ----------  ----------   ----------  ----------     ----------
Net income                                           $     1.45  $     0.78   $     0.72  $     0.51     $     0.30
                                                     ==========  ==========   ==========  ==========     ==========

Weighted average shares used in computing
net income per common and common
equivalent share:
Primary                                               4,663,163   3,560,318    3,523,278   3,250,922      3,213,480
Fully diluted                                         4,761,977   3,560,318    3,523,278   3,250,922      3,213,480

Cash dividends declared per common share             $    0.025  $    0.025   $        -  $        -     $        -
                                                     ==========  ==========   ==========  ==========     ==========

Selected balance sheet data:
                                                                             September 30,
                                                   ----------------------------------------------------------------
                                                         1997      1996 (1)        1995        1994          1993
                                                         ----      --------        ----        ----          ----

Current assets                                       $   95,393  $   69,813   $   24,005  $   23,437     $   21,200
Current liabilities                                  $   49,666  $   29,952   $   12,958  $   15,172     $   16,046
Total assets                                         $  163,152  $  119,061   $   34,819  $   34,538     $   35,138
Long-term debt, excluding current maturities         $   86,489  $   73,746   $   11,708  $   11,623     $   12,388
Shareholders' equity                                 $   21,212  $   12,399   $    9,642  $    7,100     $    5,417

(1) Includes the Company's acquisition of CPM, effective as of September 30, 1996.

ITEM 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
------
          RESULTS OF OPERATIONS

"FORWARD-LOOKING" INFORMATION

This form 10-K contains certain "forward-looking statements" within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), which represent the Company's expectations and beliefs, including, but not limited to, statements concerning gross margins and sales of the Company's products. These statements by their nature involve substantial risks and uncertainties, certain of which are beyond the Company's control, and actual results may differ materially depending on a variety of important factors, including the level of acquisition opportunities available to the Company and the Company's ability to efficiently price and negotiate such acquisitions on a favorable basis, the financial condition of the

Company's customers, the failure to properly manage growth and successfully integrate acquired companies and operations, changes in economic conditions, demand for the Company's products and changes in competitive environment.

The Company cautions that the factors described above could cause actual results or outcomes to differ materially from those expressed in any forward-looking statements of the Company made by or on behalf of the Company. Any forward-looking statement speaks only as of the date on which such statement is made, and the Company undertakes no obligation to update any forward-looking statement or statements to reflect events or circumstances after the date on which such statement is made or to reflect the occurrence of unanticipated events. New factors emerge from time to time, and it is not possible for management to predict all of such factors. Further, management cannot assess the impact of each such factor on the business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements.

The consolidated statements of income, shareholders' equity, and cash flows are presented for the years ended September 30, 1997, 1996, and 1995.

Year ended September 30, 1997 compared with the year ended September 30, 1996
-----------------------------------------------------------------------------

Net sales for the twelve months ended September 30, 1997 were $195.3 million versus $60.2 million for the same period of 1996, an increase of $135.1 million or 224.4%. The increase resulted primarily from the inclusion of sales from the acquisition of CPM.

Production costs were $142.9 million or 73.2% of net sales in fiscal 1997 versus $44.5 million or 74.0% of net sales in fiscal 1996. This increase in production costs is a result of the CPM acquisition.

Product engineering and development costs increased $.62 million or 27.9% primarily as a result of higher personnel costs.

Selling, general, and administrative expenses increased in fiscal 1997 to $31.4 million from $8.2 million in fiscal 1996, due primarily to the CPM acquisition, including the related amortization of goodwill.

The increase in interest expense reflects higher average borrowings, primarily as a result of financing the CPM acquisition.

Net income increased in fiscal 1997 to $6.9 million from $2.8 million in fiscal 1996 as a result of the above factors.

Year ended September 30, 1996 compared with the year ended September 30, 1995
-----------------------------------------------------------------------------

Net sales and revenue increased to $60.2 million in the twelve months ended September 30, 1996 as compared to $58.9 million in the twelve months ended September 30, 1995. Income before the extraordinary gain increased 35.2% from $2.0 million in the twelve months ended September 30, 1995 to $2.8 million in the 1996 period.

Sales in the U.S. increased slightly from $56.4 million in 1995's twelve months to $57.4 million in the 1996 period. Production costs as a percentage of sales also increased slightly between the two periods. Operating expenses in the U.S. decreased $1.9 million in the twelve months ended September 30, 1996 from 20.9% of sales to 17.3% of sales. This increase resulted from a decrease in bad debt expense and outside service costs.

Operating income in the U.S. increased from $3.7 million in the twelve months ended September 30, 1995 to $5.1 million in 1996, as a result of the higher sales volume and lower operating expenses.

The Company's U.K. subsidiary's sales increased from $2.5 million in the twelve months ended September 30, 1995 to $2.8 million in fiscal 1996. Operating income in the U.K. decreased 19.2% from $.21 million in 1995 to $.17 million in 1996, as a result of sales of lower margin products.

Consolidated nonoperating income and expense increased from a net expense of $.7 million in the twelve months ended September 30, 1995 to $1.3 million in fiscal 1996, as the result of higher interest expense due to higher average outstanding debt balances combined with the loss of nonrecurring equipment rental income in fiscal 1995.

Liquidity and Capital Resources
-------------------------------

For the year ended September 30, 1997, cash provided by operations was $5.7 million, an increase of $8.6 million, compared to fiscal 1996. This increase was due primarily to an increase in net income and depreciation and amortization, offset by a decrease in operating assets and liabilities.

Working capital increased by $5.9 million to $45.7 million at September 30, 1997, principally as a result of an increase in accounts receivable and a reduction in customer deposits, partially offset by a decrease in inventories.

Investing activities used $1.6 million in fiscal 1997 compared to providing $.2 million in fiscal 1996, a change of $1.8 million, resulting primarily from an increase in other assets related to acquisition costs.

Cash provided by financing activities increased by $1.1 million, to $4.9 million in fiscal 1997, primarily as a result of an increase in borrowings related to the acquisition of Gumaco and other South American assets, offset by repayments of long-term debt.

As of September 30, 1997, the Company had a revolving credit facility providing a total of $35 million, of which $15.1 million remained unused.

The Company's asphalt production equipment operations are subject to seasonal fluctuation, often resulting in lower sales in the third and fourth calendar quarters of each period and much lower earnings or losses during such quarters. Traditionally, asphalt producers do not purchase new equipment for shipment during the summer and fall months to avoid disruption of their activities during peak periods of highway construction and repair. Pelleting and processing equipment products are much less seasonal, resulting in lower demand in the second and third fiscal quarters. The Company expects seasonality to have less of an influence on future results of operations as it continues to grow in international markets.

Based upon its present plans, the Company believes that its working capital, operating cash flow and available credit resources will be adequate to repay current portions of long-term debt, to finance currently planned capital expenditures, and to meet the currently foreseeable liquidity needs of the Company.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
-------

An index to the consolidated financial statements of the Company and its subsidiaries is set forth following Part IV hereof.

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
-------
         FINANCIAL DISCLOSURE

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

(b)  Reports on Form 8-K:  None.

(c)  Exhibit Index - 1997 Annual Report on Form 10-K.

EXHIBIT
NUMBER                       DESCRIPTION                              FILED HEREWITH
------                       -----------                              --------------
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

EXHIBIT
NUMBER                       DESCRIPTION                              FILED HEREWITH
------                       -----------                              --------------
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

EXHIBIT
NUMBER                       DESCRIPTION                              FILED HEREWITH
------                       -----------                              --------------
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

EXHIBIT
NUMBER                       DESCRIPTION                              FILED HEREWITH
------                       -----------                              --------------
 4.37       Bituma Corporation Security Agreement, dated as of
            December 10, 1996, made by Bituma Corporation in favor
            of Credit Lyonnais New York Branch, as Agent,
            incorporated by reference to Exhibit 10.13 to the
            Company's Report on Form 8-K filed on December 26, 1996.

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

EXHIBIT
NUMBER                       DESCRIPTION                              FILED HEREWITH
------                       -----------                              --------------
 4.44       Tranche B Term Note, incorporated by reference to
            Exhibit 10.21 to the Company's Report on Form 8-K filed
            on December 26, 1996.

 4.45       Revolving Credit Notes, incorporated by reference to
            Exhibit 10.22 to the Company's Report on Form 8-K filed on December 26, 1996.

 4.46       Tranche C Term Notes, incorporated by reference to
            Exhibit 10.23 to the Company's Report on Form 8-K, filed on October 27, 1997.

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

EXHIBIT
NUMBER                       DESCRIPTION                              FILED HEREWITH
------                       -----------                              --------------
10.9        Second Amendment, dated as of December 10, 1996, to the
            Purchase Agreement between Ingersoll-Rand Company and
            Registrant, dated August 12, 1996 incorporated by
            reference to Exhibit 10.3 to the Company's Report on
            Form 8-K filed on December 26, 1996.

10.11       1997 Stock Option Plan incorporated by reference to
            Exhibit A to the Company's Proxy Statement on 14A, filed
            March 3, 1997.

11.0        Statement regarding Computation of Earnings per Share.         X

21.0        Subsidiaries of the Registrant.                                X

                                                                      EXHIBIT 11


                            GENCOR INDUSTRIES, INC.

                       COMPUTATION OF EARNINGS PER SHARE
          (All Dollar Amounts in Thousands, Except Per Share Amounts)

                                                 Year Ended       Year Ended        Year Ended
                                                September 30,    September 30,     September 30,
                                                    1997             1996              1995
                                                    ----             ----              ----
Earnings per share
------------------

Income before extraordinary gain                 $    6,896       $    2,756        $    2,039
Extraordinary gain                                        -                -               498
                                                 ----------       ----------        ----------
Net income                                       $    6,896       $    2,756        $    2,537
                                                 ==========       ==========        ==========
Average number of shares outstanding              4,047,134        3,560,318         3,465,450
                                                 ==========       ==========        ==========
Income per share:
  Income before extraordinary gain               $     1.70       $     0.78        $     0.59
  Extraordinary gain                                      -                -              0.14
                                                 ----------       ----------        ----------
  Net income                                     $     1.70       $     0.78        $     0.73
                                                 ==========       ==========        ==========

Additional primary computation
------------------------------

Average number of shares outstanding              4,047,134        3,560,318         3,465,450
Add dilutive effect of outstanding options
  (as determined by the application of the
  treasury stock method)                            616,029                -            57,828
                                                 ----------       ----------        ----------
Average number of shares outstanding,
  as adjusted                                     4,663,163        3,560,318         3,523,278
                                                 ==========       ==========        ==========
Primary earnings per share:
  Income before extraordinary gain               $     1.48       $     0.78        $     0.58
  Extraordinary gain                                      -                -              0.14
                                                 ----------       ----------        ----------
  Net income                                     $     1.48       $     0.78  (A)   $     0.72  (A)
                                                 ==========       ==========        ==========

Additional fully diluted computation
------------------------------------

Average number of shares outstanding              4,047,134        3,560,318         3,465,450
Add dilutive effect of outstanding options
  (as determined by the application of the
  treasury stock method)                            714,843                -            57,828
                                                 ----------       ----------        ----------
Average number of shares outstanding,
  as adjusted                                     4,761,977        3,560,318         3,523,278
                                                 ==========       ==========        ==========
Fully diluted earnings per share:
  Income before extraordinary gain               $     1.45       $     0.78        $     0.58
  Extraordinary gain                                      -                -              0.14
                                                 ----------       ----------        ----------
  Net income                                     $     1.45       $     0.78  (A)   $     0.72  (A)
                                                 ==========       ==========        ==========


(A)  This calculation is submitted in accordance with Regulation S-K item 601
(b)(11) although not required by footnote to paragraph 14 of APB Opinion No. 15 because it results in dilution of less than 3%.

                                                                      EXHIBIT 21

                    GENCOR INDUSTRIES, INC. AND SUBSIDIARIES

                         SUBSIDIARIES OF THE REGISTRANT


All of the operating subsidiaries of Gencor Industries, Inc., a Delaware Corporation, listed below are included in the Consolidated Financial Statements:

                                            State in Which     Country in Which
                                             Incorporated        Incorporated
                                             ------------        ------------

General Combustion Corporation                 Florida
Thermotech Systems Corporation                 Florida
General Combustion Limited                                          England
Bituma-Stor, Inc.                                Iowa
Bituma Corporation                            Washington
The Davis Line, Inc.                           Indiana
Equipment Services Group, Inc.                 Florida
California Pellet Mill Company                California
CPM/Europe Limited                                                  Ireland
CPM/Europe S.A.                                                     France
CPM/Europe B.V.                                                   Netherlands
CPM/Pacific (Private) Limited                                      Singapore
Gigantissimo 2046 AB                                                Sweden
California Pellet Mill Europe Limited                           United Kingdom
CPM Brazil, Inc.                               Florida
CPM do Brasil Ltda.                                                 Brazil
Gumaco Industria E Comercio Ltda.                                   Brazil
Gumaco Projectos E. Montagens Ltda.                                 Brazil
CPM Industria E Comercio Ltda.                                      Brazil

                                   SIGNATURES


Pursuant to the requirements of Sections 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:  December 16, 1997                GENCOR INDUSTRIES, INC.

                                         (Registrant)

                                         By: /s/ E.J. Elliott
                                         -----------------------------------
                                         E.J. Elliott
                                         President and Chairman
                                          of the Board

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated. The signatures of Directors constitute a majority of Directors.



/s/ E.J. Elliott                         /s/ Russell R. Lee III
------------------------------------     -----------------------------------
E.J. Elliott                             Russell R. Lee III
President and Chairman of the Board      Treasurer

/s/ C.L. Corpas                          /s/ Peter Kourmolis
------------------------------------     -----------------------------------
C.L. Corpas                              Peter Kourmolis
Director                                 Director

/s/ John E. Elliott
------------------------------------
John E. Elliott
Director

                            GENCOR INDUSTRIES, INC.
                            -----------------------

        INDEX TO FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULES
        ---------------------------------------------------------------

                                                                               PAGE
                                                                               ----
Report of Independent Certified Public Accountants............................  25

Consolidated Balance Sheets at September 30, 1997 and 1996....................  26

Consolidated Statements of Income for the years ended
  September 30, 1997, 1996, and 1995..........................................  27

Consolidated Statements of Shareholders' Equity for the years ended September 30, 1997, 1996, and 1995....................................  28

Consolidated Statements of Cash Flows for the years ended
  September 30, 1997, 1996, and 1995..........................................  29

Notes to Consolidated Financial Statements....................................  30

Financial Statement Schedule:

          II   Valuation and Qualifying Accounts..............................  42

All other schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

To the Board of Directors and Shareholders of Gencor Industries, Inc.
Orlando, Florida

We have audited the accompanying consolidated balance sheets of Gencor Industries, Inc. and subsidiaries (the "Company") as of September 30, 1997 and 1996, and the related consolidated statements of income, shareholders' equity and cash flows for each of the three years in the period ended September 30, 1997. Our audits also included the financial statement schedule listed in the accompanying index. These consolidated financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statements and financial statement schedule based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Gencor Industries, Inc. and subsidiaries at September 30, 1997 and 1996, and the results of their operations and their cash flows for each of the three years in the period ended September 30, 1997, in conformity with generally accepted accounting principles. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.



DELOITTE & TOUCHE LLP
November 11, 1997
Orlando, Florida

                            GENCOR INDUSTRIES, INC.

                          CONSOLIDATED BALANCE SHEETS
                       (All Dollar Amounts in Thousands)

                                                                              September 30
                                                                   ----------------------------------
ASSETS                                                                   1997            1996
                                                                         ----            ----
Current assets:
  Cash and cash equivalents                                           $ 10,287         $  1,501
  Accounts receivable, less allowance for doubtful accounts
    of $3,412 ($2,859 in 1996)                                          36,465           24,646
  Inventories                                                           46,175           41,537
  Prepaid expenses, including deferred income taxes of
    $419 ($612 in 1996)                                                  2,466            2,129
                                                                      --------         --------
           Total current assets                                         95,393           69,813

Property and equipment, net                                             38,414           36,795
Goodwill                                                                16,119            9,107
Other assets                                                            13,226            3,346
                                                                      --------         --------
                                                                      $163,152         $119,061
                                                                      ========         ========

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Notes payable                                                       $     44         $  1,699
  Current portion of long-term debt                                      4,798            2,528
  Accounts payable                                                      15,825           13,368
  Customer deposits                                                     12,218            3,242
  Income taxes payable                                                     701              285
  Accrued expenses                                                      16,080            8,830
                                                                      --------         --------
           Total current liabilities                                    49,666           29,952

Post-retirement benefits                                                 1,958            1,526
Deferred income taxes                                                      738            1,438
Other liabilities                                                        3,089                -
Long-term debt                                                          86,489           73,746

Contingencies and commitments

Shareholders' equity:
  Preferred stock, par value $.10 per share; authorized
   300,000 shares; none issued                                               -                -
  Common stock, par value $.10 per share; 15,000,000
    shares authorized (5,000,000 in 1996); 3,272,870 shares
    issued (3,240,534 shares in 1996)                                      327              324
  Class B stock, par value $.10 per share; 6,000,000
    shares authorized (3,000,000 in 1996); 883,064 shares
    issued and outstanding (883,064 shares in 1996)                         88               88
  Capital in excess of par value                                         9,772            7,630
  Retained earnings                                                     11,804            4,998
  Cumulative translation adjustment                                       (684)             309
                                                                      --------         --------
                                                                        21,307           13,349
  Less:  Subscription receivable from officer                              (95)             (95)
         Common stock in treasury, 532,870 shares at cost                    -             (855)
                                                                      --------         --------
                                                                        21,212           12,399
                                                                      --------         --------
                                                                      $163,152         $119,061
                                                                      ========         ========

         See accompanying notes to consolidated financial statements.

                            GENCOR INDUSTRIES, INC.

                       CONSOLIDATED STATEMENTS OF INCOME
          (All Dollar Amounts in Thousands, Except for Share Amounts)

                                                                       Years Ended September 30,
                                                            ------------------------------------------
                                                                 1997           1996           1995
                                                                 ----           ----           ----
Net revenue                                                  $  195,313     $   60,208     $   58,944

Costs and expenses:
     Production costs                                           142,878         44,534         42,763
     Product engineering and development                          2,824          2,208          1,920
     Selling, general and administration expenses                31,405          8,226         10,390
                                                             ----------     ----------     ----------
                                                                177,107         54,968         55,073
                                                             ----------     ----------     ----------
Operating income                                                 18,206          5,240          3,871

Other income (expense):
     Interest income                                                363              -             17
     Interest expense                                            (7,170)        (1,357)        (1,055)
     Miscellaneous                                                 (378)            68            292
                                                             ----------     ----------     ----------
                                                                 (7,185)        (1,289)          (746)
                                                             ----------     ----------     ----------
Income before income taxes and
  extraordinary gain                                             11,021          3,951          3,125

Provision for income taxes                                        4,125          1,195          1,086
                                                             ----------     ----------     ----------

Income before extraordinary gain                                  6,896          2,756          2,039
Extraordinary gain from the retirement of debt,
  net of income taxes of $312,000                                     -              -            498
                                                             ----------     ----------     ----------
Net income                                                   $    6,896     $    2,756     $    2,537
                                                             ==========     ==========     ==========

Per share data:
  Primary:
  Income before extraordinary gain                           $     1.48     $     0.78     $     0.58
  Extraordinary gain                                                  -              -           0.14
                                                             ----------     ----------     ----------
  Net income                                                 $     1.48     $     0.78     $     0.72
                                                             ==========     ==========     ==========

  Fully diluted:
  Income before extraordinary gain                           $     1.45     $     0.78     $     0.58
  Extraordinary gain                                                  -              -           0.14
                                                             ----------     ----------     ----------
  Net income                                                 $     1.45     $     0.78     $     0.72
                                                             ==========     ==========     ==========

Weighted average shares used in computing net
  income per common and common equivalent share:
   Primary                                                    4,663,163      3,560,318      3,523,278
                                                             ==========     ==========     ==========

   Fully diluted                                              4,761,977      3,560,318      3,523,278
                                                             ==========     ==========     ==========

         See accompanying notes to consolidated financial statements.

                            GENCOR INDUSTRIES, INC.

                CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                       (All Dollar Amounts in Thousands)

            FOR THE YEARS ENDED SEPTEMBER 30, 1997, 1996, AND 1995

                                                                                      Capital in                   Cumulative
                                                  Common Stock        Class B Stock   Excess of      Retained     Translation
                                                 --------------       -------------
                                                  Shares     Amount   Shares   Amount  Par Value      Earnings     Adjustment
                                                 ---------   ------   -------  ------  ----------     --------     -----------
September 30, 1994                               2,919,014   $  292   789,150  $   79  $    6,622     $    744     $       316
  10% stock dividend                               291,520       29    78,914       8         915         (952)              -
  Net income                                             -        -         -       -           -        2,537               -
  Translation adjustment                                 -        -         -       -           -            -               3
  Reductions in subscription
    receivable                                           -        -         -       -           -            -               -
                                                 ---------   ------   -------  ------  ----------      -------     -----------

September 30, 1995                               3,210,534      321   868,064      87       7,537        2,329             319
  Stock options exercised                           30,000        3    15,000       1          93            -               -
  Cash dividend                                          -        -         -       -           -          (87)              -
  Net income                                             -        -         -       -           -        2,756               -
  Translation adjustment                                 -        -         -       -           -            -             (10)
                                                 ---------   ------   -------  ------  ----------      -------     -----------

September 30, 1996                               3,240,534      324   883,064      88       7,630        4,998             309
  Sale of stock                                    565,206       56         -       -       2,944            -               -
  Retirement of treasury stock                    (532,870)     (53)        -       -        (802)           -               -
  Cash dividend                                          -        -         -       -           -          (90)              -
  Net income                                             -        -         -       -           -        6,896               -
  Translation adjustment                                 -        -         -       -           -            -            (993)
                                                 ---------   ------   -------  ------  ----------      -------     -----------

September 30, 1997                               3,272,870   $  327   883,064  $   88  $    9,772      $11,804     $      (684)
                                                 =========   ======   =======  ======  ==========      =======     ===========

                                                                                                         Total
                                                                Subscription      Treasury Stock     Shareholders'
                                                                                  --------------
                                                     Subtotal    Receivable       Shares     Cost       Equity
                                                     --------   ------------     --------   ------      ------
September 30, 1994                                    $ 8,053          $(100)     484,428    $(853)     $ 7,100
  10% stock dividend                                        -              -       48,442       (2)          (2)
  Net income                                            2,537              -            -        -        2,537
  Translation adjustment                                    3              -            -        -            3
  Reductions in subscription
    receivable                                              -              5            -        -            5
                                                      -------   ------------     --------   ------      -------

September 30, 1995                                     10,593            (95)     532,870     (855)       9,643
  Stock options exercised                                  97              -            -        -           97
  Cash dividend                                           (87)             -            -        -          (87)
  Net income                                            2,756              -            -        -        2,756
  Translation adjustment                                  (10)             -            -        -          (10)
                                                      -------   ------------     --------   ------      -------

September 30, 1996                                     13,349            (95)     532,870     (855)      12,399
  Sale of stock                                         3,000              -            -        -        3,000
  Retirement of treasury stock                           (855)             -     (532,870)     855            -
  Cash dividend                                           (90)             -            -        -          (90)
  Net income                                            6,896              -            -        -        6,896
  Translation adjustment                                 (993)             -            -        -         (993)
                                                      -------   ------------     --------   ------      -------

September 30, 1997                                    $21,307          $ (95)           -    $   -      $21,212
                                                      =======   ============     ========   ======      =======

         See accompanying notes to consolidated financial statements.

                            GENCOR INDUSTRIES, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                       (All Dollar Amounts in Thousands)


                                                                          For the Years Ended September 30,
                                                                       -------------------------------------
                                                                             1997         1996        1995
                                                                             ----         ----        ----
Cash flows from operations:
  Net income                                                               $  6,896     $ 2,756     $ 2,537
  Adjustments to reconcile net income
  to cash provided by (used for) operations:
     Extraordinary gain                                                           -           -        (499)
     Inputed interest                                                         1,070           -           -
     Depreciation and amortization                                            4,445         695         757
     Postretirement benefits                                                    432           -           -
     Change in assets and liabilities - net of
          business acquired:
          (Increase) in accounts receivable                                 (12,609)       (362)     (1,650)
          (Increase) in inventories                                          10,208      (5,913)     (2,604)
          Decrease (increase) in prepaid expenses                            (1,619)        767        (131)
          (Increase) in other assets                                         (3,253)          -           -
          Decrease in deferred income taxes                                   4,316        (182)       (133)
          Increase (decrease) in accounts payable
             and customer deposits                                           (7,993)        (41)      2,401
          Increase (decrease) in income tax liabilities                         416        (455)       (879)
          Increase (decrease) in accrued expenses                             3,379        (157)     (1,719)
                                                                           --------     -------     -------
                 Total adjustments                                           (1,208)     (5,648)     (4,457)
                                                                           --------     -------     -------
Cash provided by (used for) operations                                        5,688      (2,892)     (1,920)

Cash flows from investing activities:
     Cash acquired from CPM                                                       -       1,219           -
     Cash acquired from Gumaco                                                3,973           -           -
     Cash paid for business acquired                                         (2,000)          -           -
     Capital expenditures, net                                               (1,580)     (1,397)       (454)
     Proceeds from sale of property and equipment                                 -         434           -
     Insurance proceeds from property theft                                       -         400           -
     Acquisition costs                                                       (1,977)       (312)          -
     Other, net                                                                   -        (160)         19
                                                                           --------     -------     -------
Cash provided by (used for) investing activities                             (1,584)        184        (435)

Cash flows from financing activities:
     Net (reduction) increase in notes payable                                 (331)      2,292         599
     Payment to Ingersoll-Rand                                              (60,869)          -           -
     Repayment of existing debt                                             (14,978)     (1,375)     (4,210)
     Borrowings                                                              80,719       2,867       2,484
     Cash dividends paid                                                        (90)        (87)          -
     Issuance of common stock                                                 1,675           -           -
     Other, net                                                              (1,247)         97         (27)
                                                                           --------     -------     -------
Cash provided by (used for) financing activities                              4,879       3,794      (1,154)

Effect of exchange rate changes on cash                                        (197)          -           -
                                                                           --------     -------     -------
Net increase (decrease) in cash                                               8,786       1,086      (3,509)

Cash and cash equivalents at:
     Beginning of period                                                      1,501         415       3,924
                                                                           --------     -------     -------
     End of period                                                         $ 10,287     $ 1,501     $   415
                                                                           ========     =======     =======

Supplemental cash flow information:
Cash paid during the year for:
     Interest                                                              $  5,175     $ 1,381     $ 1,288
                                                                           ========     =======     =======
     Income taxes                                                          $  2,220     $ 1,571     $ 2,179
                                                                           ========     =======     =======


         See accompanying notes to consolidated financial statements.

                            GENCOR INDUSTRIES, INC.
                            -----------------------

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  ------------------------------------------
          (All Dollar Amounts in Thousands, Except Per Share Amounts)

NOTE 1 - SIGNIFICANT ACCOUNTING POLICIES
----------------------------------------

General
-------

The Company designs and manufactures material handling equipment primarily utilized in the asphalt, agricultural and food industries.

On May 7, 1997, the Board of Directors authorized a 2 for 1 stock split to shareholders of record as of May 19, 1997, effective May 30, 1997. As a result of the split, 1,636,435 additional common shares and 441,532 additional Class B shares were issued, and paid-in capital was reduced by $208. Shareholders' equity has been restated for all periods presented to give retroactive recognition to the stock split. In addition, for all periods presented, all references in the consolidated financial statements and footnotes thereto to number of shares, per share amounts, weighted average shares outstanding, as well as stock option and related price information have been restated to give retroactive effect to the split.

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

In February 1997, the Financial Accounting Standards Board issued SFAS No. 128, "Earnings Per Share", which becomes effective for fiscal years ending after December 31, 1997. Pro forma earnings per share for the years ended September 30, 1997 and 1996, under the new pronouncement are as follows:

                                    SEPTEMBER 30,
                                 -----------------
                                 1997         1996

     Basic                       $1.70       $ .78
                                 =====       =====

     Diluted                     $1.48       $ .78
                                 =====       =====

Cash Equivalents
----------------

Cash equivalents, which consist of short-term certificates of deposit and deposits in money market accounts with original maturities of three months or less, are carried at cost, which approximates their market value.

Fair Value of Financial Instruments
-----------------------------------

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

Foreign Exchange Risk Management
--------------------------------

The Company enters into foreign currency forward exchange contracts with major financial institutions to hedge certain loans and trade accounts receivables against adverse fluctuations in exchange rates. At September 30, 1997, the Company had forward exchange contracts totaling $5,801. These contracts mature at various dates in the first quarter of fiscal 1998. The Company expects to continue to utilize foreign currency exchange contracts to manage its exposure, although there can be no assurance the Company's efforts in this regard will be successful.

Inventories
-----------

Inventories are stated at the lower of cost or market. The Company uses the last-in, first-out (LIFO) method of determining cost for substantially all inventories in the United States. All other inventories are accounted for using the first-in, first-out (FIFO) method.

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

Goodwill
--------

Goodwill, the excess of the purchase price over the fair value of net assets of businesses acquired, is being amortized over 25 years using the straight-line method. Management evaluates the recoverability of intangible assets periodically based on current operating trends.

Revenues
--------

Revenues from contracts for the design and manufacture of certain custom equipment are recognized under the percentage-of-completion method. Revenue from all other sales are recorded as the products are shipped.

The percentage-of-completion method of accounting for long term contracts recognizes revenue in proportion to actual labor costs incurred as compared with total estimated labor costs expected to be incurred during the entire contract. All selling, general and administrative expenses are charged to income as incurred. Provision is made for any anticipated contract losses in the period that the loss becomes evident.

The estimated costs of product warranties are charged to production costs as revenue is recognized.

Income Taxes
------------

The Company recognizes deferred tax liabilities and assets for the expected future tax consequences of events that have been included in the financial statements or tax returns using current tax rates. The Company and its domestic subsidiaries file a consolidated federal income tax return. The foreign subsidiaries provide income taxes based on the tax regulations of the countries in which they operate. Undistributed earnings of the Company's foreign subsidiaries are indefinitely reinvested. No deferred taxes have been provided on these earnings.

Net Income Per Share
--------------------

Net income per share is based on the weighted average number of common shares and common stock equivalents outstanding during each period. Common stock equivalent shares include the dilutive effect of outstanding options calculated using the treasury stock method.

Stock Options
-------------

The Company discloses stock-based compensation at fair value.

Reclassification
----------------

Certain prior year amounts in the consolidated financial statements have been reclassified to conform with the current year presentation.

NOTE 2 - ACQUISITIONS
---------------------

Effective July 1, 1997, the Company purchased the stock of Gumaco Industria E Comercio Limitada of Sao Paulo, Brazil ("Gumaco") and other South American companies for $12,730, net of imputed interest. Gumaco and the other companies are engaged in the design and manufacture of process equipment. The acquisitions were financed under a new $12 million credit facility (see Note 9).

The transactions were accounted for as a purchase and the assets have been included in the accompanying balance sheet at their fair value. Total assets acquired approximated $32,780, liabilities assumed approximated $23,288, and the excess of the amount paid over the fair value of the assets acquired was approximately $3,238. Further adjustments may be made to the accompanying balance sheet as a result of finalization of acquisition costs and fair value adjustments.

The results of operations of these acquired companies have been included in the results of the Company from July 1, 1997. Assuming these acquisitions and the acquisition of CPM, referred to below, had occurred on October 1, 1996 and 1995, the Company's unaudited proforma net sales, net income, and earnings per share would have been approximately $210,381, $7,881, and $1.65 and $183,901, $3,869,
and $.88, respectively, for the years ended September 30, 1997 and 1996.

Effective September 30, 1996, the Company purchased the stock of Process Equipment Division of Ingersoll-Rand Company ("CPM") for $60,869. CPM, a multi-national entity, is also engaged in the design and manufacture of process equipment. The acquisition was financed under a new $95 million credit facility (see Note 9).

NOTE 3 - INVENTORIES
--------------------

Inventories at September 30, 1997 and 1996 consist of the following:

                                                     1997           1996
                                                     ----           ----
          Raw materials                            $12,109         $14,390
          Work in process                            8,915          10,340
          Finished goods                            25,151          16,807
                                                   -------         -------
                                                   $46,175         $41,537
                                                   =======         =======

At September 30, 1997, accumulated costs of approximately $3,855 on major contracts, net of progress payments of approximately $2,772, and estimated earnings of approximately $4,075 amount to approximately $5,158 and are included in work-in-process inventory.

At September 30, 1996, accumulated costs of approximately $4,102 on major contracts, net of progress payments of approximately $1,068, and estimated earnings of approximately $2,437 amount to approximately $5,471, and are included in work-in-process inventory.

At September 30, 1997 and 1996, cost is determined by the last-in, first-out
(LIFO) method for 60% and 69%, respectively, of total inventories, exclusive of progress payments, and the first-in, first-out (FIFO) method for all other inventories. At September 30, 1997 and 1996, the estimated current cost of inventories exceeded their LIFO basis by approximately $2,575 and $2,468, respectively.

NOTE 4 - PROPERTY AND EQUIPMENT
-------------------------------

Property and equipment at September 30, 1997 and 1996, consist of the following:


                                                           1997          1996
                                                           ----          ----
          Land and improvements                         $  6,251       $ 6,072
          Building and improvements                       14,511        17,825
          Machinery and equipment                         23,804        17,969
          Tools, jigs and dies                               120           119
          Furniture and equipment                          3,135         2,986
          Automobiles                                        586           362
          Construction in progress                           488           369
                                                        --------       -------
                                                          48,895        45,702
          Less:  Accumulated depreciation                (10,481)       (8,907)
                                                        --------       -------
                                                        $ 38,414       $36,795
                                                        ========       =======

Substantially all of the Company's property and equipment is pledged as collateral for the Company's debt.

Depreciation expense for the years ended September 30, 1997, 1996, and 1995 was approximately $3,641, $641, and $675, respectively. There was no interest capitalized during 1997, 1996, or 1995.

NOTE 5 - OTHER ASSETS
---------------------

Other assets at September 30, 1997 and 1996 consist of the following:

                                                           1997          1996
                                                           ----          ----
          Deposits                                      $ 3,498        $    -
          Deferred acquisition costs, net                 1,976             -
          Deferred loan costs, net                        1,836           147
          Other                                           5,916         3,199
                                                        -------        ------
                                                        $13,226        $3,346
                                                        =======        ======

NOTE 6 - ACCRUED EXPENSES
-------------------------

Accrued expenses consist of the following at September 30, 1997 and 1996:


                                                              1997          1996
                                                              ----          ----
          Payroll and related accruals                       $ 6,705       $5,004
          Warranty and related accruals                        1,751        2,049
          Acquisition costs                                    2,723          662
          Professional fees                                    1,117          130
          Interest                                               904          274
          Sales and property taxes                               540          603
          Other                                                2,340          108
                                                             -------       ------
          Total                                              $16,080       $8,830
                                                             =======       ======

NOTE 7 - INCOME TAXES
---------------------

The provision for income taxes consists of:

                                                         1997         1996          1995
                                                         ----         ----          ----
          Current:
            Federal                                    $1,697       $  872        $1,301
            State                                         210          (33)          170
            Foreign                                     1,400            -             -
                                                       ------       ------        ------
              Total currently payable                   3,307          839         1,471
          Deferred:
            Federal                                       731          370          (341)
            State                                          87          (14)          (44)
            Foreign                                         -            -             -
                                                       ------       ------        ------
              Total deferred tax expense (benefit)        818          356          (385)
                                                       ------       ------        ------
          Provision for income taxes                   $4,125       $1,195        $1,086
                                                       ======       ======        ======

The difference between the U.S. federal income tax rate and the Company's effective income tax rate is as follows:

                                                                                 1997         1996         1995
                                                                                 ----         ----         ----
          Federal income tax rate                                                34.0%        34.0%        34.0%
          State income taxes, net of federal income tax benefit                   1.3         (0.5)         2.9
          Internal revenue service examination and other prior
            period adjustments and refunds                                          -         (2.0)           -
          Difference arising from transactions with, and profit
            and loss of, foreign subsidiary not deductible or
            includable for U.S. federal income tax purposes                       0.2         (2.3)        (1.3)
          Other, net                                                              1.9          1.0         (0.9)
                                                                               ------        -----        -----
                                                                                 37.4%        30.2%        34.7%
                                                                               ======        =====        =====

Deferred taxes and balance sheet classifications are recorded as follows:


                                                                                       1997           1996
                                                                                       ----           ----
          Deferred tax assets (liabilities):
              Differences in basis of acquired assets                               $     -        $(1,109)
              Depreciation and amortization                                            (738)          (329)
              Inventory cost adjustments                                             (1,582)          (720)
                                                                                    -------        -------
                   Gross deferred tax liability                                      (2,320)        (2,158)
            Allowance for doubtful accounts                                             700            480
            Accrued expenses                                                          1,301            852
                                                                                    -------        -------
                   Gross deferred tax asset                                           2,001          1,332
                                                                                    -------        -------
                                                                                    $  (319)       $  (826)
                                                                                    =======        =======

                                                                                     1997           1996
                                                                                     ----           ----
          Balance sheet classification:
            Allowance for doubtful accounts                                       $   700        $   480
            Inventory                                                              (1,582)          (720)
            Accrued expenses                                                        1,301            852
                                                                                  -------        -------
                     Current deferred tax assets                                  $   419        $   612
                                                                                  =======        =======

          Difference on basis of acquired assets                                  $     -        $(1,109)
          Depreciation and amortization                                              (738)          (329)
                                                                                  -------        -------
                     Noncurrent deferred tax liabilities                          $  (738)       $(1,438)
                                                                                  =======        =======

NOTE 8 - RETIREMENT BENEFITS
----------------------------

Retirement Benefits Other than Pensions
---------------------------------------

The Company sponsors a postretirement plan (the "Plan") that covers certain domestic employees. The Plan provides for healthcare benefits and, in some instances, life insurance benefits and is contributory with amounts adjusted annually. When full-time employees retire from CPM between age 55 and age 65 with 15 years of service, most will be eligible to receive, at a cost to the retiree, certain healthcare benefits identical to those available to active employees. After attaining age 65, an eligible retiree's healthcare benefit coverage will become coordinated with Medicare.

At September 30, 1997 and 1996, respectively, the actuarial and recorded liabilities for these postretirement benefits, none of which have been funded, are as follows:

                                                 1997           1996
                                                ------         ------
Accumulated postretirement benefit obligation:
  Retirees                                      $    -         $    -
  Active employees                               1,794          1,526
                                                ------         ------
Unfunded accumulated postretirement
  benefit obligation                             1,794          1,526
Unrecognized net (gain)                            164              -
Unrecognized prior service benefits                                 -
                                                ------         ------
Accrued postretirement benefit cost             $1,958         $1,526
                                                ======         ======


The components of net periodic postretirement benefits cost for the year ended September 30, 1997 are as follows:

Service costs                                   $  229
Interest costs                                     158
Net amortization and deferred amounts               44
                                                ------
Total                                           $  431
                                                ======

The discount rate used in determining the accumulated postretirement benefit obligation was 7.25% at September 30, 1997. The assumed healthcare cost trend rates used in measuring the accumulated post-retirement benefit obligation was 8.55% in 1997, declining each year to an ultimate rate by 2003 of 4.75%.
An increase of one percentage point in the assumed healthcare cost trend rates for each future year would have increased the aggregate of the service and interest cost components of the 1997 net periodic postretirement benefit cost by $52 and would have increased the accumulated postretirement benefit obligation as of September 30, 1997 by $93.

401(k) Plan
-----------

The Company has voluntary 401(k) employee benefit plans ("401(k) Plans") which covers all eligible employees. The Company makes discretionary matching contributions subject to a maximum level, in accordance with the terms of the respective 401(k) Plans. The Company charged approximately $390, $127, and $113 to operating expense under the provisions of the 401(k) Plan in the years ended September 30, 1997, 1996, and 1995, respectively.

Pension Plan
------------

The Company provides pension benefits covering certain domestic employees. Benefits under the plan are based upon an employee's compensation and years of service. It is the Company's policy to make contributions to the plan sufficient to meet the minimum funding requirements of applicable laws and regulations plus such additional amounts, if any, as the Company's actuarial consultants advise to be appropriate.

The following table sets forth the plan's funded status and amounts recognized in the Company's balance sheet at September 30, 1997:

                                                                                              1997          1996
                                                                                              ----          ----
          Actuarial present value of accumulated benefit obligations:
              Vested                                                                          $ 201          $  43
              Nonvested                                                                          60             15
                                                                                              -----          -----
                     Accumulated benefit obligation                                           $ 261          $  58
                                                                                              =====          =====

          Projected benefit obligation                                                        $ 329          $  75
          Plan assets at fair value                                                               -              -
                                                                                              -----          -----
                     Projected benefit obligation in excess of plan assets                      329             75
          Unrecognized prior service cost                                                       (70)           (75)
          Adjustment required to recognize minimum liability                                      2              -
                                                                                              -----          -----
                     Accrued pension costs                                                    $ 261          $   -
                                                                                              =====          =====

Net periodic pension cost includes the following components:

                                                                                              1997          1996
                                                                                              ----          ----
          Service cost - benefits earned during the year                                      $ 247         $   -
          Interest cost on projected benefit obligation                                           6             -
          Actual return on plan assets                                                            -             -
          Net amortization and deferral                                                           5             -
                                                                                              -----      --------
                                                                                              $ 258         $   -
                                                                                              =====      ========

To determine the actuarial present value of the projected benefit obligation, the following rates were used:

                                                       1997        1996
                                                       ----        ----
     Discount rate                                     7.5 %       N/A
     Rate of increase in future compensation levels    5.0 %       N/A

NOTE 9 - LONG-TERM DEBT
-----------------------

Long-term debt at September 30, 1997 and 1996 consists of the following:

                                                    1997            1996
                                                    ----            ----

     Line of credit facility                      $19,860         $ 9,072
     Senior secured credit agreement               57,750               -
     Term loan payable to bank                          -           3,365
     Industrial revenue bonds payable to bank       2,677           2,969
     Acquisition payable (see below)               11,000          60,868
                                                  -------         -------
                                                   91,287          76,274
     Less current maturities                       (4,798)         (2,528)
                                                  -------         -------
                                                  $86,489         $73,746
                                                  =======         =======

The industrial revenue bonds are payable in monthly installments of principal and interest (6.851% at September 30, 1997) at a varying percentage (82% at September 30, 1997) of the bank's prime rate through December 2004. Under the terms of the industrial revenue bond indenture, the Company is required to maintain compliance with certain financial and other covenants. The Company was in compliance with the covenants at September 30, 1997.

In conjunction with the acquisition of CPM, the Company entered into a Senior Secured Credit Agreement with a bank whereby the Company retired its existing line of credit facilities, including its foreign line of credit and term loan payable to another bank. Under the terms of the agreement, the Company borrowed $60 million under two term loans and, in connection therewith, was granted a $35 million revolving credit facility to facilitate the acquisition. Interest rates on these loans vary, at the Company's option, based upon a factor applied to the prime rate or LIBOR. The weighted average interest rate for these borrowings was 8.6% for fiscal 1997. The revolving credit facility and $30 million of the term notes are payable through December 2001 with the remaining term note payable through December 2003. Under the terms of the senior secured credit agreement, the Company is required to maintain compliance with certain financial and other covenants. The Company was in compliance with the covenants at September 30, 1997.

The Company has entered into both an interest rate swap and an interest rate collar with a major financial institution to reduce exposures to interest rate fluctuations. Under the rate swap, the Company agrees with other parties to exchange, at specified intervals, the difference between fixed-rate and floating-rate interest amounts calculated by reference to an agreed notional principal amount. Under the interest rate collar, the Company has effectively limited its interest rate to a maximum of 7.0%. The notional amounts of each of the interest rate swap and the interest rate collar outstanding at September 30, 1997 are $40,000 and expire in February 1999 and 2000, respectively. At September 30, 1997, the Company owed $27 and $26 under the terms of the interest rate swap and interest rate collar, respectively.

In conjunction with the acquisition of Gumaco and the other South American companies, the Company amended its existing Senior Secured Credit Agreement to provide an additional $12 million term loan. Interest on this loan is based on a factor applied to the prime rate or LIBOR. The loan is payable in equal quarterly installments through December 2004.

Substantially all of the Company's assets are pledged as security under the various credit agreements.

Aggregate maturities of long-term debt under the existing agreement and the industrial revenue bonds for each of the five years in the period ending September 30, 2002 are as follows:

     1998                             $ 4,798
     1999                               7,569
     2000                               9,841
     2001                              12,614
     2002                              32,624
     Thereafter                        23,841
                                      -------
                                      $91,287
                                      =======

NOTE 10 - COMMITMENTS AND CONTINGENCIES
---------------------------------------

The Company leases certain equipment under noncancelable operating leases. Future minimum rental commitments under noncancelable leases in effect at September 30, 1997 are as follows:

     1998                             $  782
     1999                                432
     2000                                333
     2001                                 42
     2002                                 20
                                      ------
                                      $1,619
                                      ------

Total rental expense for the years ended September 30, 1997, 1996, and 1995 was $658, $374, and $415, respectively.

The Company is involved in various litigation matters arising in the ordinary course of business. Management has reviewed all claims and lawsuits and, upon the advice of counsel, has made provision for estimable losses and expenses of litigation relating to claims against the Company.

NOTE 11 - SHAREHOLDERS' EQUITY
------------------------------

On May 7, 1997, the Board of Directors authorized a 2 for 1 stock split to shareholders of record as of May 19, 1997, effective May 30, 1997. As a result of the split, 1,636,435 additional common shares and 441,532 additional Class B shares were issued, and paid-in capital was reduced by $208. Shareholders' equity has been restated for all periods presented to give retroactive recognition to the stock split. In addition, for all periods presented, all references in the consolidated financial statements and footnotes thereto to number of shares, per share amounts, weighted average shares outstanding, as well as stock option and related price information have been restated to give retroactive effect to the split.

On November 21, 1996 the Company declared a cash dividend of $0.025 per share payable on January 4, 1997, to shareholders of record as of December 18, 1996.

Under the Company's amended Certificate of Incorporation, certain of the rights of the holders of the Company's Common Stock are modified during any period when shares of Class B Stock are outstanding. During such periods, holders of Common Stock will have the right to elect approximately 25% of the Company's Board of Directors, and conversely, Class B Stock will be entitled to elect approximately 75%. During any period when Common Stock and Class B Stock are outstanding, certain matters submitted to a vote of shareholders will also require approval of the holders of Common Stock and Class B Stock, each voting separately as a class.

NOTE 12 - STOCK OPTIONS
-----------------------

The Company maintains two stock option plans which provide for the issuance of nonqualified or incentive stock options to certain directors, officers and key employees.

The 1992 Stock Option Plan (the "1992 Plan") authorizes the granting of options to purchase up to 200,000 shares of the Company's Common Stock, 200,000 shares of the Company's Class B Stock and fifteen percent (15%) of the authorized Common Stock of any Company subsidiary. Shares are no longer available for grant under the 1992 Plan since all options authorized under the Plan have been granted.

The 1997 Stock Option Plan (the "1997 Plan") provides for the issuance of incentive stock options and nonqualified stock options to purchase up to 600,000 shares of the Company's Common Stock, 600,000 shares of the Company's Class B Stock and up to fifteen percent (15%) of the authorized Common Stock of any subsidiary.

Options become exercisable in a manner and on such dates and times as determined by a committee of the Board of Directors. Options expire not more than ten years from the date of grant.

The following table summarizes option activity under the plans:

                                                                                            WEIGHTED
                                                                                          OPTION PRICE
                                                                             SHARES        PER SHARE
                                                                             ------       ------------
        Outstanding at September 30, 1994                                   30,000         $   1.38
        Granted                                                            400,000             4.75
        Exercised                                                                -                -
                                                                         ---------         --------
        Outstanding at September 30, 1995                                  430,000             4.56
        Granted                                                            639,000             3.88
        Exercised                                                          (30,000)            1.38
                                                                         ---------         --------
        Outstanding at September 30, 1996                                1,039,000             4.21
        Granted                                                                  -                -
        Exercised                                                                -                -
                                                                         ---------         --------
        Outstanding at September 30, 1997                                1,039,000         $   4.21
                                                                         =========         ========

No compensation cost has been recognized for stock options granted in 1995 or 1996. If the Company had elected to recognize compensation cost based on the fair value of the options granted at grant date amortized to expense, net income and earnings per share for the years ended September 30, 1996 and 1995 would have been reduced by, on a proforma basis, $2,017 and $841 and $.42 and $.24, respectively. The estimated weighted average fair value at grant date for the options granted during 1996 and 1995 was $1.84 and $2.10, respectively, per option. The fair value of options at date of grant was estimated using the Black-Scholes option-pricing model with the following assumptions:

        Expected dividend yield                                      0 %
        Expected stock price volatility                             55 %
        Risk-free interest rate                                   6.65 %
        Expected life of options                                3 years

NOTE 13 - QUARTERLY FINANCIAL DATA (UNAUDITED)
----------------------------------------------

The following is a summary of the quarterly results of operations for the years ended September 30, 1997 and 1996:

                                                                            September 30, 1997
                                                          ------------------------------------------------------
                                                           First           Second          Third          Fourth
                                                           -----           ------          -----          ------
    Net revenue                                            $35,219         $48,717        $51,079        $60,298
    Cost and expenses                                       34,785          45,810         47,242         56,455
    Income tax expense                                         152           1,046          1,501          1,426
                                                           -------         -------        -------        -------
    Net income                                             $   282         $ 1,861        $ 2,336        $ 2,417
                                                           =======         =======        =======        =======

    EPS
      Primary                                              $  0.07         $  0.42        $  0.49        $  0.50
      Fully diluted                                        $  0.07         $  0.42        $  0.48        $  0.49

                                                                            September 30, 1996
                                                          ------------------------------------------------------
                                                           First           Second          Third          Fourth
                                                           -----           ------          -----          ------
    Net revenue                                            $ 8,261         $17,433        $21,722        $12,792
    Cost and expenses                                        9,384          15,445         19,118         12,309
    Income tax expense                                        (450)            738          1,025           (118)
                                                           -------         -------        -------        -------
    Net income                                             $  (673)        $ 1,250        $ 1,579        $   601
                                                           =======         =======        =======        =======

    EPS
      Primary                                              $ (0.19)        $  0.35        $  0.44        $  0.17
      Fully diluted                                        $ (0.19)        $  0.35        $  0.44        $  0.17

NOTE 14 - SEGMENT AND GEOGRAPHIC INFORMATION
--------------------------------------------

The Company operates in one industry segment consisting of the design, manufacture, and marketing of products and services for process machinery equipment used for the production of highway construction materials and related equipment, and machinery for the production of pelleting, grinding, flaking, sugar processing, citrus juice, and filtration equipment.

Information about the Company's identifiable assets as of September 30, 1997, 1996, and 1995 and operations for the years ended September 30, 1997, 1996, and 1995, in these geographic areas is as follows:

                                                                      1997            1996            1995
                                                                 --------------  ---------------  -------------
     Net sales to unaffiliated customers
         United States                                                 $134,104         $ 57,396        $56,427
         Europe                                                          39,128            2,812          2,517
         South America                                                   15,337                -              -
         Other                                                            6,744                -              -
                                                                       --------         --------        -------
            Total consolidated                                         $195,313         $ 60,208        $58,944
                                                                       ========         ========        =======

     Net sales or transfers between
       geographic areas
         United States                                                 $  5,944         $      -        $     -
         Europe                                                           8,345              109            144
         South America                                                        -                -              -
         Other                                                                9                -              -
                                                                       --------         --------        -------
            Total                                                      $ 14,298         $    109        $   144
                                                                       ========         ========        =======

     Operating profit
         United States                                                 $ 13,667         $  5,067        $ 3,657
         Europe                                                           1,539              173            214
         South America                                                    2,697                -              -
         Other                                                              303                -              -
                                                                       --------         --------        -------
            Total                                                      $ 18,206         $  5,240        $ 3,871
                                                                       ========         ========        =======

     Identifiable assets at year-end
         United States                                                 $114,424         $ 98,170        $32,984
         Europe                                                          19,734           13,915          1,835
         South America                                                   27,139                -              -
         Other                                                            1,855            6,976              -
                                                                       --------         --------        -------
            Total                                                      $163,152         $119,061        $34,819
                                                                       ========         ========        =======

The Company's intercompany policy is to transfer product at estimated market prices. Identifiable assets are those assets of the Company that are identifiable with the operations in each geographic area. Export sales for the years ended September 30, 1997, 1996, and 1995, were approximately $19,994, $1,846, and $4,828, respectively.

NOTE 15 - SUBSEQUENT EVENTS
---------------------------

Effective October 1997, the Company acquired ACP Holdings PLC, a United Kingdom based designer and manufacturer of heavy machinery for the road construction and quarrying industries for approximately $3.0 million in cash. The acquisition was financed using the Company's existing revolving line of credit. In addition, the Company may pay additional payments of the Company's common stock contingent upon achieving specified earning levels in future periods. These contingent payments, if any, will be reflected as acquisition costs when the contingencies are resolved.

                                SCHEDULE II

                            GENCOR INDUSTRIES, INC.

                       VALUATION AND QUALIFYING ACCOUNTS


                                                  Balance at         Charges/Credits                         Balance at
                                                  Beginning            to Cost and      Additions/             End of
Description                                       of Period              Expenses      (Deductions) (1)        Period
------------------------------------------------------------------------------------------------------------------------
Valuation accounts deducted
  from assets to which they apply:

For doubtful accounts receivable:

  September 30, 1997                                  $2,859             $ 978              $  (425)              $3,412

  September 30, 1996                                  $2,555             $(729)             $ 1,033     (2)       $2,859

  September 30, 1995                                  $2,533             $ 812              $  (790)              $2,555


For inventory obsolescence:

  September 30, 1997                                  $6,012             $ 571              $(3,695)              $2,888

  September 30, 1996                                  $1,511             $  20              $ 4,481     (2)       $6,012

  September 30, 1995                                  $1,709             $(198)             $     -               $1,511


(1) Represents accounts written off during the year and collections of accounts previously written off.
(2)  Additional reserve transferred in association with the purchase of CPM.