Form 10-K405/A
period 1997-09-30
GENCOR INDUSTRIES INC
filed 1998-01-28
CIK 64472

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

State the aggregate market value of the voting stock, $.10 per share value Common Stock, held by nonaffiliates of the Registrant as of December 4, 1997:
$52,113,930

Indicate the number of shares outstanding of each of the Registrant's classes of Common Stock, as of the latest practicable date: 3,512,870 shares of Common Stock ($.10 par value) and 883,064 shares of Class B Stock ($.10 par value) as of December 4, 1997.

List hereunder the following documents if incorporated by reference and the part of the Form 10-K into which the document is incorporated.

None

PART III.

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS
--------


     The following table lists each Director and Executive Officer of the Company during fiscal 1997. The table also includes the principal occupation and business experience for the past five years, positions and offices held with the Company, and period of service as a Director or Executive Officer.

                                          PRINCIPAL OCCUPATION             EXECUTIVE       DIRECTOR
    NAME AND POSITIONS HELD             AND BUSINESS EXPERIENCE           OFFICER OF      OF COMPANY
        WITH THE COMPANY                 DURING PAST FIVE YEARS          COMPANY SINCE       SINCE
E.J. ELLIOTT,                     CHAIRMAN OF THE BOARD                       1968           1968
CHAIRMAN OF THE BOARD AND          AND PRESIDENT OF THE COMPANY
 PRESIDENT; DIRECTOR(1)(4)

CONSTANTINE L. CORPAS,            ATTORNEY, CORPAS & PAHYS                      --           1968
 DIRECTOR(1)(2)(3)

JOHN E. ELLIOTT,                  EXECUTIVE VICE PRESIDENT OF THE             1985           1985
EXECUTIVE VICE PRESIDENT,          COMPANY SINCE 1989
 DIRECTOR(4) 1985

PETER KOURMOLIS,                  INVESTOR                                      --           1968
 DIRECTOR(2)(3)

   EXECUTIVE OFFICERS OTHER THAN
       DIRECTORS(5):

DAVID F. BRASHEARS                SENIOR VICE PRESIDENT, TECHNOLOGY,          1978             --
                                   SINCE 1993; VICE PRESIDENT OF
                                   ENGINEERING, 1978 - 1993

MARC G. ELLIOTT,(4)               VICE PRESIDENT, MARKETING SINCE             1993             --
                                   1993.  HE PREVIOUSLY SERVED IN
                                   VARIOUS MARKETING POSITIONS SINCE
                                   HE JOINED THE COMPANY IN 1988.

D. WILLIAM GARRETT                VICE PRESIDENT, SALES SINCE 1991.           1991             --

RUSSELL R. LEE III                TREASURER OF THE COMPANY SINCE              1995             --
                                   1995.  CORPORATE CONTROLLER, 1990 -
                                   1995

JEANNE M. LYONS                   SECRETARY OF THE COMPANY SINCE              1996             --
                                   AUGUST 1996, ADMINISTRATIVE
                                   ASSISTANT SINCE JUNE 1995.  FOR THE
                                   PAST TEN YEARS, MS. LYONS HAS
                                   WORKED AS AN ADMINISTRATIVE
                                   ASSISTANT.

(1) MEMBER OF THE EXECUTIVE COMMITTEE.
(2) MEMBER OF THE AUDIT COMMITTEE.
(3) MEMBER OF THE COMPENSATION COMMITTEE.
(4) E.J. ELLIOTT IS THE FATHER OF JOHN E. ELLIOTT AND MARC G. ELLIOTT.
(5) EACH EXECUTIVE OFFICER HOLDS OFFICE UNTIL HIS SUCCESSOR HAS BEEN ELECTED AND QUALIFIED, OR UNTIL HIS EARLIER RESIGNATION OR REMOVAL.

COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

     Section 16(a) of the Exchange Act requires the Company's directors, officers and certain stockholders to file with the Commission an initial statement of beneficial ownership and certain statements of changes in beneficial ownership of equity securities of the Company. Based solely on its review of such forms received by it, the Company is unaware of any instances of noncompliance, or late compliance, with such filings during the fiscal year ended September 30, 1997, by its officers, directors or stockholders.

DIRECTORS FEES

     Directors fees are paid by the Company to non employee directors at the rate of $1,000 per month.

ITEM 11.  EXECUTIVE COMPENSATION
--------

     The following table presents certain summary information concerning compensation paid or accrued by the Company for services rendered in all capacities during the fiscal years ended September 30, 1995, 1996 and 1997 for
(i) the President of the Company and (ii) each of the other most highly compensated executive officers of the Company (determined as of the end of the last fiscal year) whose total annual salary and bonus exceeded $100,000 (collectively, the "Named Executive Officers ").

                          SUMMARY COMPENSATION TABLE

                                                                                      Long-Term
                                                             Annual                 Compensation
                                                          Compensation                 Awards
                                                          ------------              -------------
                                                                                     Securities
                                                                                     Underlying             All Other
Name and Principal Position                Year      Salary(1)        Bonus           Options (#)         Compensation(2)
---------------------------                ----      ---------        -----         -------------         ---------------
E.J. Elliott                               1997      $295,800       $     0                     0               $3,375
President and Chairman of the Board        1996       300,000             0               200,000                3,039
                                           1995       300,000             0               190,000                2,596

John E. Elliott                            1997      $125,000       $     0                     0               $    0
Executive Vice President                   1996       125,000             0               109,000                    0
                                           1995       120,000             0               100,000                    0

D. William Garrett                         1997      $110,000       $     0                     0               $2,062
Vice President, Sales                      1996       110,000         7,807                20,000                1,851
                                           1995       110,000             0                     0                1,586

Russell R. Lee III                         1997      $ 97,423       $20,000                     0               $1,563
Treasurer                                  1996        88,269             0                40,000                    0
                                           1995        81,057             0                     0                    0

David F. Brashears                         1997      $ 95,000       $20,000                     0               $1,781
Senior Vice President, Technology          1996        89,153             0                20,000                1,697
                                           1995        85,000             0                10,000                1,593

   (1) Does not include an amount for incidental personal use of business automobiles furnished by the Company to certain of its Named Executive Officers. The Company has determined that the aggregate incremental cost of such benefits to the Named Executive Officers does not exceed, as to any named individual, the lesser of $50,000 or 10% of the cash compensation reported for such person.

   (2) The compensation reported under All Other Compensation represents contributions to the Company's 401(k) Plan on behalf of the Named Executive Officers to match 1996-1997 pretax executive contributions (included under salary) made by each executive officer to such plan.

   (3) In addition to the above Named Executive Officers, Larry H. Pitsch, President, California Pellet Mill Company, a subsidiary of the Company, served as an Executive Officer from October 1, 1996 through September 30, 1997. Mr. Pitsch resigned from the Company on October 1, 1997. His annual salary was $209,250.

OPTION GRANTS IN LAST FISCAL YEAR

     There were no grants of stock options made during the fiscal year ended September 30, 1997 to the persons named in the Summary Compensation Table above or to any other employees of the Company.

AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR AND FISCAL YEAR-END OPTION
VALUES

     The following table provides information concerning stock options exercised by each of the Named Executive Officers of Gencor during fiscal 1997 and the value of options held by such officers at year end measured in terms of the closing price of Gencor Common Stock on September 30, 1997.

                                                                Number of Securities           Value of Unexercised In-The
                          Shares                           Underlying Unexercised Options            Money Options at
                        Acquired on         Value            at September 30, 1997 (#)          September 30, 1997 ($)(1)
                                                           ------------------------------      -----------------------------
                       Exercise (#)      Realized ($)      Exercisable      Unexercisable      Exercisable     Unexercisable
                       ------------      ------------      -----------      -------------      -----------     -------------
E.J. Elliott                0                 0              390,000             0               3,586,500           0
John Elliott                0                 0              209,000             0               1,923,580           0
D. William Garrett          0                 0               20,000             0                 192,400           0
Russell R. Lee III          0                 0               40,000             0                 384,800           0
David F. Brashears          0                 0               30,000             0                 279,900           0

(1) Based upon a closing price of the Company stock of $13.50 per share on September 30, 1997 as reported on the American Stock Exchange and option prices of $3.88 and $4.75.


STOCK OPTION PLANS

1997 STOCK OPTION PLAN

     In July 1996, the Company's Board of Directors, subject to the approval of its shareholders, adopted the Gencor Industries, Inc. 1997 Stock Option Plan (the "1997 Plan") which provides for the issuance of incentive stock options within the meaning of Section 422 of the Internal Revenue Code of 1986, as amended (the "Code") and non-qualified stock options, to purchase an aggregate of up to 600,000 shares of the Company's Common Stock, 600,000 shares of the Company's Class B Stock and up to fifteen percent (15%) of the authorized Common Stock of any subsidiary. The 1997 Plan permits the grant of options to officers, directors and key employees of the Company. The 1997 Plan was approved by shareholders on April 11, 1997.


REPORT OF THE COMPENSATION COMMITTEE

GENERAL

   The Compensation Committee (the "Committee") of the Board of Directors consists of Constantine L. Corpas and Peter Kourmolis, each of whom is a non-employee director of the Company. The Compensation Committee administers the Company's executive compensation program, monitors corporate performance and its relationship to compensation for executive officers, and makes appropriate recommendations concerning matters of executive compensation.

COMPENSATION PHILOSOPHY

   The Committee has developed and implemented a compensation program that is designed to attract, motivate, reward and retain the broad based management talent required to achieve the Company's business objectives and increase stockholder value. There are two major components of the Company's compensation program: base salary, and incentives, each of which is intended to serve the overall compensation philosophy.

BASE SALARY

   The Company's salary levels for executive officers are intended to be consistent with competitive pay practices of similar sized companies within the industry. In determining executive officers' salaries, the Compensation Committee considers level of responsibility, competitive trends, the financial performance and resources of the Company, general economic conditions as well as factors relating to the particular individual, including overall job performance, level of experience and prior service, ability, and knowledge of the job. Base salaries were increased for certain executive officers in fiscal 1997 to maintain an externally competitive rate of pay.

INCENTIVES

   Incentives consist of stock options and, to a lesser extent, cash awards. The Committee strongly believes that the compensation program should provide employees with an opportunity to increase their ownership and potential for financial gain from increases in the Company's stock price. This approach closely aligns the best interests of shareholders and executives and employees. Therefore, executives and other employees are eligible to receive stock options, giving them the right to purchase shares of the Company's Common Stock at a specified price in the future. The grant of options is based primarily on a key employee's potential contribution to the Company's growth and profitability, as measured by the market value of the Company's Common Stock. The granting of cash awards is discretionary and is not dependent on any one factor.

FIVE YEAR TOTAL RETURN COMPARISON

   The following graph compares the cumulative total return of the Company's stock with the Wilshire Small Capitalization Index and the Dow Jones Heavy Machinery Index for the period 12/31/92 through 9/30/97. The Company's fiscal year ended 9/30/97. These calculations assume the value of investment in Company stock, the Wilshire Index and the Heavy Machinery Index was $100 on 12/31/92. These calculations assume reinvestment of all dividends. A five cent ($0.05) per share cash dividend was declared on December 22, 1997, payable January 14, 1998 to shareholders of record on December 31, 1997.


                             [GRAPH APPEARS HERE]



COMPARISON OF CUMULATIVE TOTAL RETURN AMONG GENCOR INDUSTRIES, INC., THE WILSHIRE SMALL CAP INDEX AND THE DOW JONES HEAVY MACHINERY INDEX


                                                    12/31/92    9/30/93    9/30/94    9/30/95    9/30/96    9/30/97
Gencor Industries, Inc.                                100        77.38     114.88      95.24     138.84     259.27
Dow Jones Heavy Machinery Index                        100        95.55     124.33      91.53     101.28     108.82
Wilshire Small Capitalization Index                    100       114.15     115.80     143.20     162.28     232.89

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
--------

   The following table sets forth certain information as of december 4, 1997, with respect to (i) each person known to management to be the beneficial owner of more than 5% of the company's common stock or class b stock, (ii) each director of the company, and (iii) the current directors and executive officers of the company as a group. except as otherwise noted, each named beneficial owner has sole voting and investment power over the shares shown.

                                                  AMOUNT AND NATURE OF
                                                 BENEFICIAL OWNERSHIP (1)         PERCENT OF CLASS (1)
                                                 ------------------------         --------------------
                                                 COMMON          CLASS B          COMMON      CLASS B
NAME AND ADDRESS OF BENEFICIAL OWNER              STOCK           STOCK            STOCK       STOCK
E.J. Elliott                                     485,540(2)    1,088,648(3)         13.8%      85.5%
5201 N. Orange Blossom Trail
Orlando, Florida  32810

Constantine L. Corpas                             70,000(4)       55,000             2.0%       6.2%
5201 N. Orange Blossom Trail
Orlando, Florida  32810

John E. Elliott                                  234,048(5)      247,760(6)          6.7%      22.7%
5201 N. Orange Blossom Trail
Orlando, Florida  32810

Peter Kourmolis                                   58,783(7)         ----             1.7%      ----
5201 N. Orange Blossom Trail
Orlando, Florida  32810

David F. Brashears                                64,912(8)         ----             1.8%      ----
5201 N. Orange Blossom Trail
Orlando, Florida  32810

D. William Garrett                                50,228(9)         ----             1.5%      ----
5201 N. Orange Blossom Trail
Orlando, Florida  32810

Russell R. Lee III                                40,000(10)        ----             1.1%      ----
5201 N. Orange Blossom Trail
Orlando, Florida  32810

Wingspan Enterprises, Ltd.                       240,000(11)        ----             5.5%      ----
Leicester, England

Harvey Houtkin                                   317,476(12)        ----             9.0%      ----
c/o All-Tech Investment Group, Inc.
160 Summit Avenue
Montvale, New Jersey  07645

All Directors and Executive Officers as a
Group (9 Persons)                                949,236(13)   1,624,168(14)        25.6%      96.0%

* Percentage ownership is less than 1%

(1) In accordance with Rule 13d-3 of the Securities Exchange Act of 1934, as amended, shares that are not outstanding, but that are subject to option, warrants, rights or conversion privileges exercisable within 60 days have been deemed to be outstanding for the purpose of computing the percentage of outstanding shares owned by the individual having such right but have not been deemed outstanding for the purpose of computing the percentage for any other person.

(2) Includes 60,000 shares owned jointly with John Elliott and 60,000 shares owned jointly with Marc Elliott.

(3) Includes options to purchase 390,000 shares of Class B Stock.

(4)  Includes options to purchase 50,000 shares of Common Stock.

(5)  Includes 60,000 shares owned jointly with E. J. Elliott.

(6)  Includes options to purchase 209,000 shares of Class B Stock.

(7)  Includes options to purchase 49,000 shares of Common Stock.

(8)  Includes options to purchase 30,000 shares of Common Stock.

(9)  Includes options to purchase 20,000 shares of Common Stock.

(10) Includes options to purchase 40,000 shares of Common Stock.

(11) A corporation in which Glenn B. Dalby, nominee for director, is a principal shareholder.

(12) Based on a Schedule 13D dated July 17, 1997 filed by Harvey Houtkin with the Securities and Exchange Commission. Includes 115,139 shares individually owned by Mr. Houtkin and subject to sole voting and dispositive power. Includes the following shares with Mr. Houtkin as control person subject to shared voting and dispositive power: 518 shares owned by Mark Shefts, who is Mr. Houtkin's brother-in-law. Also includes 128,489 shares held by Sherry Houtkin, wife of Mr. Houtkin; and 73,330 shares held by Wanda Shefts, wife of Mr. Shefts; as to which in the aggregate, Mr. Houtkin disclaims beneficial ownership.

(13) Includes options to purchase 191,000 shares of Common Stock.

(14) Includes options to purchase 808,000 shares of Class B Common Stock.



ITEM 13.  CERTAIN TRANSACTIONS WITH MANAGEMENT
--------

     The Company leases vehicles from Marcar Leasing Corporation ("Marcar"), a corporation engaged in general leasing to the public of machinery, as well as vehicles, owned by members of E.J. Elliott's immediate family, including John E. Elliott and Marc G. Elliott. The terms of the leases are established based on the rates charged by independent leasing organizations and are believed by the Board of Directors to be more favorable than those generally available from independent third parties. Leases between the Company and Marcar generally provide for equal monthly payments over either thirty-six months or forty-eight months. During fiscal 1997, the Company made lease payments to Marcar in the aggregate amount of $157,523.

     On September 9, 1995, the Callie A. Elliott Trust Fund ("Trust Fund") made a $325,000 loan to the Company. The loan was evidenced by a demand note which was callable at any time by the Company. The interest on the note was 9.5% per annum, the same rate as that offered the Company by its principal bankers. On September 13, 1996, the Trust Fund made an additional loan to the Company in the amount of $1,000,000. This loan was also evidenced by a demand note and the interest rate was 9.5% per annum, the same rate as that offered the Company by its principal bankers. The loans were repaid on December 10, 1996.

                                  SIGNATURES

Pursuant to the requirements of Sections 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Amendment Number 1 to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:  January 28, 1998            GENCOR INDUSTRIES, INC.
                                    (Registrant)

                                    /s/ E. J. Elliott
                                    ___________________________________
                                    E.J. Elliott
                                    President and Chairman
                                     of the Board
                                    (Principal Executive Officer)


                                    /s/ Russell R. Lee III
                                    __________________________________
                                    Russell R. Lee III
                                    Treasurer
                                    (Principal Financial Officer)