Form 10-Q
period 1997-12-31
GENCOR INDUSTRIES INC
filed 1998-02-17
CIK 64472

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                   FORM 10-Q

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
     OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended   December 31, 1997

OR

[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
     OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                 to
                              ----------------    --------------

Commission file number    0-3821
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

                     Yes    X                 No
                         -------                 -------

Indicate number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date.

        Class                                 Outstanding at February 13, 1998
        -----                                 --------------------------------

Common stock, $.10 par value                                  3,512,870 shares
Class B stock, $.10 par value                                   883,064 shares

                            Gencor Industries, Inc.

               Form 10-Q for the Quarter Ended December 31, 1997


Index
-----

                                                                         Page
                                                                         ----

Part I.   Financial Information - Unaudited

          Item 1.  Financial Statements

                   a)  Consolidated Balance Sheets -
                       December 31, 1997 and
                       September 30, 1997                                 3

                   b)  Consolidated Income Statements -
                       Three Months Ended
                       December 31, 1997 and 1996                         4

                   c)  Consolidated Statements of Cash Flows -
                       Three Months Ended
                       December 31, 1997 and 1996                         5

                   d)  Notes to Consolidated
                       Financial Statements                               6

          Item 2.  Management's Discussion and Analysis of
                   Financial Position and Results of Operations           7

Part II.  Other Information                                               8

          Exhibit 11                                                      9

PART I.    FINANCIAL INFORMATION
ITEM 1.
---------
                            GENCOR INDUSTRIES, INC.
                          Consolidated Balance Sheets
                       (All Dollar Amounts in Thousands)


                                                            December 31,         September 30,
                                                              1997                  1997
                                                           --------------       -------------
                                                           (Unaudited)           (Audited)
Assets
------
Current assets:
  Cash and cash equivalents                                  $ 10,408              $ 10,287
  Accounts receivable, less allowance for
    doubtful accounts of $3,185 and $3,412                     43,821                36,465
  Inventories:
    Raw materials                                              13,307                12,109
    Work-in-process                                            19,546                 8,915
    Finished goods                                             19,277                25,151
                                                             --------              --------
                                                               52,130                46,175
  Prepaid expenses, including deferred income taxes
    of $518 and $419                                            1,776                 2,466
                                                             --------              --------
    Total current assets                                      108,135                95,393

  Property and equipment, net                                  43,235                38,414
  Goodwill                                                     17,867                16,119
  Other assets                                                 14,652                13,226
                                                             --------              --------
                                                             $183,889              $163,152
                                                             ========              ========
Liabilities and Shareholders' Equity
------------------------------------
Current liabilities:
  Notes payable                                              $    855              $     44
  Current portion of long-term debt                             5,303                 4,798
  Accounts payable                                             16,351                15,825
  Customer deposits                                            17,658                12,218
  Accrued expenses                                             17,905                16,080
  Income taxes payable                                            490                   701
                                                             --------              --------
    Total current liabilities                                  58,562                49,666

Post-retirement benefits                                        2,057                 1,958
Other liabilities                                               3,251                 3,089
Deferred income taxes                                             838                   738
Long-term debt                                                 96,506                86,489

Shareholders' equity:
  Preferred stock, par value $0.10 per share; authorized
    300,000 shares, none issued                                   ---                   ---
  Common stock, par value $0.10 per share; 15,000,000
    shares authorized; 3,272,870 shares issued                    327                   327
  Class B stock, par value $0.10 per share; 6,000,000
    shares authorized; 883,064 shares issued                       88                    88
  Capital in excess of par value                                9,772                 9,772
  Retained earnings                                            13,359                11,804
  Cumulative translation adjustment                              (776)                 (684)
                                                             --------              --------
                                                               22,770                21,307
  Subscription receivable from officer                            (95)                  (95)
                                                             --------              --------
                                                               22,675                21,212
                                                             --------              --------
                                                             $183,889              $163,152
                                                             ========              ========

See accompanying notes to consolidated financial statements.

                            GENCOR INDUSTRIES, INC.
                        Consolidated Income Statements
                                  (Unaudited)
          (All Dollar Amounts in Thousands Except for Share Amounts)


                                                     Months Ended
                                                     December 31,
                                                ------------------------
                                                  1997             1996
                                                -------          -------
Net revenue                                     $56,511          $35,219

Costs and expenses:
  Production costs                               40,658           24,856
  Product engineering and development               637              600
  Selling, general and administrative            10,445            8,125
                                                -------          -------
                                                 51,740           33,581
                                                -------          -------

Operating income                                  4,771            1,638

Other income (expense):
  Interest expense                               (2,436)          (1,515)
  Miscellaneous                                     359              311
                                                -------          -------
Income before income taxes                        2,694              434

Provision for income tax                            920              152
                                                -------          -------

Net income                                      $ 1,774          $   282
                                                =======          =======

Net income per share:
  Basic                                           $0.43            $0.08
                                                =======          =======
  Diluted                                         $0.36            $0.07
                                                =======          =======





         See accompanying notes to consolidated financial statements.

                            GENCOR INDUSTRIES, INC.
               Consolidated Statements of Cash Flows (Unaudited)
                       (All Dollar Amounts in Thousands)

                                                                             Three Months Ended
                                                                                 December 31,
                                                                           -------------------------
                                                                               1997          1996
                                                                           ----------    ---------
Net income (loss)                                                           $  1,774     $    282
Adjustments to reconcile net income to cash
  provided by operations:
  Depreciation and amortization                                                1,143        1,260
  Postretirement benefits                                                         99            -
  Loss (gain) on foreign exchange                                                (92)           4
  Purchase price adjustment                                                        -          669
  Change in assets and liabilities:
    (Increase) decrease in receivables                                         3,137       (3,290)
    (Increase) in income tax receivable                                            -         (568)
    (Increase) in inventories                                                 (2,642)      (2,385)
    Decrease in prepaid expenses                                                 215          191
    Decrease in deferred income taxes                                             98          114
    (Decrease) increase in accounts payable and customer deposits             (2,217)       1,481
    (Increase) decrease in accrued expenses                                    2,695         (437)
    (Increase) decrease in income taxes payable                                 (945)        (285)
    Increase in other assets                                                       -          (88)
                                                                            --------     --------
      Total adjustments                                                        1,491       (3,334)
                                                                            --------     --------
Cash provided by (used for) operations                                         3,265       (3,052)

Cash flows from investing activities:
  Cash paid for business acquired                                            (11,634)           -
  Capital expenditures                                                          (635)        (927)
  Acquisition costs                                                           (2,469)      (3,372)
                                                                            --------     --------
Cash provided by (used for) investing activities                             (14,738)      (4,299)

Cash flows from financing activities:
  Cash paid to Ingersoll-Rand                                                      -      (60,869)
  Net increase under lines of credit                                             821       12,386
  Net borrowings of debt                                                      10,522       56,567
  Dividends paid                                                                   -          (89)
  Proceeds from sale of stock                                                      -        1,497
  Other, net                                                                     162            -
                                                                            --------     --------
Cash provided by (used for) financing activities                              11,505        9,492

Effect of exchange rate changes on cash                                           89           25
                                                                            --------     --------
Net increase in cash                                                             121        2,166

Cash and cash equivalents at:
  beginning of period                                                         10,287        1,502
                                                                            --------     --------
  end of period                                                             $ 10,408     $  3,668
                                                                            ========     ========
Supplemental cash flow information:
-----------------------------------
Cash paid during the period for:
  Interest                                                                  $  2,048     $    353
                                                                            ========     ========
  Income taxes                                                              $  1,103     $    622
                                                                            ========     ========

        See accompanying notes to consolidated financial statements.

                            GENCOR INDUSTRIES, INC.

             Notes to Consolidated Financial Statements (Unaudited)


NOTE 1 - BASIS OF PRESENTATION
------------------------------

The accompanying unaudited interim consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to such rules and regulations. The accompanying unaudited interim consolidated financial statements and related notes should be read in conjunction with the financial statements and related notes included in the Company's 1997 Annual Report on Form 10-K. In the opinion of management, all material adjustments, consisting of normal recurring adjustments, considered necessary for a fair presentation have been included in the accompanying unaudited interim consolidated financial statements. Operating results for the three months ended December 31, 1997, are not necessarily indicative of the results that may be expected for the year ending September 30, 1998.

NOTE 2 - ACQUISITION
--------------------

Effective October 1, 1997, the Company acquired ACP Holdings PLC ("ACP"), a United Kingdom based designer and manufacturer of heavy machinery for the road construction and quarrying industries for approximately $3.2 million in cash. The acquisition was financed using the Company's existing revolving line of credit. In addition, the Company may pay additional payments of the Company's common stock contingent upon achieving specified earning levels in future periods. These contingent payments, if any, will be reflected as acquisition costs when the contingencies are resolved.

The transaction has been accounted for using the purchase method of accounting and, accordingly, the results of ACP have been included in the accompanying consolidated financial statements since the date of acquisition. The purchase price of $3.2 million has been allocated on the basis of the estimated fair market values of assets acquired of $19.4 million and liabilities assumed of $16.2 million.

Effective July 1, 1997, the Company purchased the stock of Gumaco Industria E Comercio Limitada of Sao Paulo, Brazil ("Gumaco") and other South American companies for $12.7 million, net of imputed interest. Gumaco and the other companies are engaged in the design and manufacture of process equipment. The acquisitions were financed under a new $12 million credit facility.

Regarding these acquisitions, further adjustments may be made to the accompanying balance sheet as a result of finalization of acquisition costs and fair value adjustments.

The results of operations of these acquired companies have been included in the results of the Company from the dates of acquisition. Assuming these acquisitions had occurred on October 1, 1996, the Company's unaudited proforma net sales, net income, and diluted earnings per share would have been approximately $48.3 million, $0.8 million and $0.21, respectively, for the quarter ended December 31, 1997.

NOTE 3 - CASH DIVIDEND
----------------------

On December 22, 1997, the Company declared a cash dividend of $0.05 per share, payable January 14, 1998, to shareholders of record as of December 31, 1997.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
------   OF OPERATIONS

"FORWARD-LOOKING" INFORMATION

This Form 10-Q contains certain "forward-looking statements" within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), which represent the Company's expectations and beliefs, including, but not limited to, statements concerning gross margins and sales of the Company's products. These statements by their nature involve substantial risks and uncertainties, certain of which are beyond the Company's control, and actual results may differ materially depending on a variety of important factors, including the level of acquisition opportunities available to the Company and the Company's ability to efficiently price and negotiate such acquisitions on a favorable basis, the financial condition of the Company's customers, the failure to properly manage growth and successfully integrate acquired companies and operations, changes in economic conditions, demand for the Company's products and changes in competitive environment.

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

Consolidated Results of Operations
----------------------------------

Results of operations for the quarter ended December 31, 1997 compared to the quarter ended December 31, 1996:

Net revenue for the quarter ended December 31, 1997 increased by $21.3 million, or 60.5%, to $56.5 million from $35.2 million in the same period last year. The transportation group contributed $10.6 million and the food processing equipment product lines added $10.7 million to the increase in net revenues. The increase in sales as a result of the recent acquisitions of ACP Holdings PLC ("ACP") and Gumaco Industria E Comercio Limitada and other South American Companies ("Gumaco") was $17.1 million. International sales, excluding the recent acquisitions, decreased by $4.5 million to $8.3 million, or 21% of net sales, principally as a result of an unusually high level of shipments during the first quarter of fiscal 1997 in Europe for the food processing division. Sales backlog at December 31, 1997 for the transportation group increased to $31.5 million from $8.7 million and decreased for the food processing group to $29.7 million from $31.9 million. The recent acquisitions added $18.4 million of the $20.6 million increase to the backlog.

Gross profit increased to $15.9 million in the three months ended December 31, 1997 from $10.4 million in the same period of fiscal 1997. The transportation group contributed $4.3 million and the food processing equipment product lines added $1.2 million to the increase in gross profit. The increase in gross profit as a result of the recent acquisitions was $4.4 million. Gross profit from international sales, excluding the recent acquisitions, decreased by $0.8 million to $2.2 million in the quarter ended December 31, 1997.

Selling, general and administrative expenses increased by 28.6% in the first quarter of fiscal 1998 to $10.4 million from $8.1 million in the same period of fiscal 1997 due primarily to the acquisitions of Gumaco and ACP. The transportation group expenses increased by $1.4 million and the food processing equipment expenses increased by $0.9 million. Selling, general and administrative expenses related to international operations, excluding the recent acquisitions, decreased by $0.2 million to $2.0 million primarily as a result of reduced expenses due to the consolidation of sales offices in the food processing equipment division in Europe.

As a result of the above factors, operating income increased by $3.1 million to $4.7 million in the first quarter of fiscal 1998 from $1.6 million in fiscal 1997. The transportation group contributed $2.9 million and the food processing equipment product lines added $0.2 million to this increase. The increase in operating income as a result of the recent acquisitions of ACP and Gumaco was $1.5 million. Operating income from international activities, excluding the recent acquisitions, decreased by $0.5 million to $0.1 million in the first fiscal quarter of 1998 primarily due to lower European sales in the food processing group.

Interest expense increased as a result of higher average borrowings due primarily to the acquisitions of Gumaco and ACP.

Net income in the first quarter of fiscal 1998 increased by 528.6% to $1.8 million from $0.3 million in the comparable period of fiscal 1997.

Liquidity and Capital Resources
-------------------------------

For the three months ended December 31, 1997, cash provided by operations was $3.3 million, an increase of $6.3 million, compared to fiscal 1997. This increase was due primarily to an increase in net income and collections of accounts receivable.

Working capital increased by $3.7 million to $49.5 million at December 31, 1997, principally as a result of the inclusion of the assets and liabilities of recent acquisitions which had the effect of increasing accounts receivable, inventories and customer deposits.

Investing activities used $14.5 million in fiscal 1998 compared to $4.3 million in fiscal 1997, a change of $10.2 million, resulting primarily from the acquisition of ACP.

Cash provided by financing activities increased by $1.8 million, to $11.3 million in fiscal 1998, primarily as a result of an increase in borrowings related to the acquisition of ACP.

As of December 31, 1997, the Company had a revolving credit facility providing a total of $35 million, of which $4.8 million remained unused.

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

     Form 8-K filed on October 27, 1997

                                   SIGNATURES

Pursuant to the requirements of Sections 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                  GENCOR INDUSTRIES, INC.



Date:  February 17, 1998          /s/ Russell R. Lee III
                                  ----------------------
                                  Russell R. Lee III
                                  Treasurer