Form 10-Q
period 1998-03-31
GENCOR INDUSTRIES INC
filed 1998-05-14
CIK 64472

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                   FORM 10-Q

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
     OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended   March 31, 1998
                                 --------------

OR

[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
     OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to
                               ---------------------   -----------------------

Commission file number    0-3821
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

                     Yes    X                 No
                         -------                 ------

Indicate number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date.

        Class                                   Outstanding at May 11, 1998
        -----                                   ---------------------------

Common stock, $.10 par value                                7,025,740 shares
Class B stock, $.10 par value                               1,766,128 shares

                            Gencor Industries, Inc.

                 Form 10-Q for the Quarter Ended March 31, 1998




Index
-----
                                                                                Page
                                                                                ----
Part I.       Financial Information - Unaudited

              Item 1.   Financial Statements

                   a)   Consolidated Balance Sheets -
                        March 31, 1998 and
                        September 30, 1997                                        3

                   b)   Consolidated Income Statements -
                        Six Months and Three Months Ended
                        March 31, 1998 and 1997                                   4

                   c)   Consolidated Statements of Cash Flows -
                        Six Months Ended
                        March 31, 1998 and 1997                                   5

                   d)   Notes to Consolidated
                        Financial Statements                                      6

              Item 2.  Management's Discussion and Analysis of
                       Financial Position and Results of Operations               7

              Item 4.  Submission of Matters to a Vote of Security Holders       10

Part II.      Other Information

              Exhibit 11                                                         11



PART I. FINANCIAL INFORMATION
ITEM 1.
-------

                            Gencor Industries, Inc.
                          Consolidated Balance Sheets
                       (All Dollar Amounts in Thousands)



                                                                             March 31,                September 30,
                                                                                1998                      1997
                                                                          ----------------          -----------------
                                                                            (Unaudited)                 (Audited)

Assets
------
Current assets:
  Cash and cash equivalents                                                      $  9,744                   $ 10,287
  Accounts receivable, less allowance for
    doubtful accounts of $3,818 and $3,412                                         39,188                     36,465
  Inventories:
    Raw materials                                                                  13,494                     12,109
    Work-in-process                                                                19,495                      8,915
    Finished goods                                                                 20,899                     25,151
                                                                                 --------                   --------
                                                                                   53,888                     46,175
  Prepaid expenses, including deferred income taxes
    of $411 and $419                                                                2,371                      2,466
                                                                                 --------                   --------
    Total current assets                                                          105,191                     95,393

  Property and equipment, net                                                      42,753                     38,414
  Goodwill                                                                         18,600                     16,119
  Other assets                                                                     15,964                     13,226
                                                                                 --------                   --------
                                                                                 $182,508                   $163,152
                                                                                 ========                   ========
Liabilities and Shareholders' Equity
------------------------------------
Current liabilities:
  Notes payable                                                                  $  6,276                   $     44
  Current portion of long-term debt                                                 6,060                      4,798
  Accounts payable                                                                 14,381                     15,825
  Customer deposits                                                                15,991                     12,218
  Accrued expenses                                                                 18,240                     16,080
  Income taxes payable                                                              2,065                        701
                                                                                 --------                   --------
    Total current liabilities                                                      63,013                     49,666

Post-retirement benefits                                                            2,155                      1,958
Other liabilities                                                                   3,332                      3,089
Deferred income taxes                                                               2,061                        738
Long-term debt                                                                     85,145                     86,489

Shareholders' equity:
  Preferred stock, par value $0.10 per share; authorized
    300,000 shares, none issued                                                         -                          -
  Common stock, par value $0.10 per share; 15,000,000
    shares authorized; 6,545,740 shares issued                                        654                        654
  Class B stock, par value $0.10 per share; 6,000,000
    shares authorized; 1,766,128 shares issued                                        177                        177
  Capital in excess of par value                                                    9,356                      9,356
  Retained earnings                                                                17,478                     11,804
  Cumulative translation adjustment                                                  (768)                      (684)
                                                                                 --------                   --------
                                                                                   26,897                     21,307
  Subscription receivable from officer                                                (95)                       (95)
                                                                                 --------                   --------
                                                                                   26,802                     21,212
                                                                                 --------                   --------
                                                                                 $182,508                   $163,152
                                                                                 ========                   ========


         See accompanying notes to consolidated financial statements.

                            Gencor Industries, Inc.
                         Consolidated Income Statement
                                  (Unaudited)
             (All Dollars in Thousands, Except Per Share Amounts)




                                                      Three Months Ended                               Six Months Ended
                                                            March 31,                                      March 31,
                                                    ----------------------------                 -----------------------------
                                                     1998                 1997                      1998                 1997
                                                     ----                 ----                      ----                 ----
Net revenue                                         $61,156              $48,717                  $117,667              $83,936

Costs and expenses:
  Production costs                                   38,614               35,804                    79,272               60,661
  Product engineering and development                   652                  568                     1,289                1,167
  Selling, general and administrative                12,095                7,815                    22,540               15,940
                                                    -------              -------                  --------              -------
                                                     51,361               44,187                   103,101               77,768
                                                    -------              -------                  --------              -------
Operating income                                      9,795                4,530                    14,566                6,168

Other income (expense):
  Interest income                                       359                    5                       675                    5
  Interest expense                                   (2,625)              (1,662)                   (5,377)              (3,177)
  Miscellaneous                                        (719)                  34                      (360)                 345
                                                    -------              -------                  --------              -------
Income before income taxes                            6,810                2,907                     9,504                3,341

Provision for income taxes                            2,691                1,046                     3,611                1,198
                                                    -------              -------                  --------              -------

Net income                                          $ 4,119              $ 1,861                  $  5,893              $ 2,143
                                                    =======              =======                  ========              =======

Net income per share:
  Basic                                               $0.50                $0.22                     $0.71                $0.27
                                                    =======              =======                  ========              =======

  Diluted                                             $0.41                $0.20                     $0.60                $0.24
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

                            Gencor Industries, Inc.
                     Consolidated Statement of Cash Flows
                                  (Unaudited)
                            (Dollars in Thousands)

                                                                                                              Six Months Ended
                                                                                                                  March 31,
                                                                                                          ------------------------
                                                                                                               1998       1997
                                                                                                             --------   --------
Net income                                                                                                   $  5,893   $  2,143
Adjustments to reconcile net income to cash
  provided by operations:
  Depreciation and amortization                                                                                 3,190      2,659
  Postretirement benefits                                                                                         197          -
  Loss (gain) on equipment disposal                                                                               531          -
  Change in assets and liabilities:
    Decrease (increase) in receivables                                                                          7,392    (10,663)
    (Increase) decrease in inventories                                                                         (4,400)    (1,073)
    (Increase) decrease in prepaid expenses                                                                      (109)     1,117
    Increase (decrease) in deferred income taxes                                                                  315       (497)
    (Decrease) increase in accounts payable and customer deposits                                              (1,039)     6,684
    (Decrease) increase in accrued expenses                                                                    (1,555)     3,083
    Increase in income taxes payable                                                                            1,036         58
    Decrease in other assets                                                                                   (1,523)       797
                                                                                                             --------   --------
      Total adjustments                                                                                         4,035      2,165
                                                                                                             --------   --------
Cash provided by operations                                                                                     9,928      4,308

Cash flows from investing activities:
  Cash paid for business acquired                                                                             (11,634)         -
  Capital expenditures                                                                                         (2,230)    (1,259)
  Acquisition costs                                                                                            (2,849)    (1,993)
                                                                                                             --------   --------
Cash used for investing activities                                                                            (16,713)    (3,252)

Cash flows from financing activities:
  Net increase (reduction) under lines of credit and notes payable                                              6,233    (12,256)
  Net borrowings (repayment) of debt                                                                              (82)    79,672
  Payments to Ingersoll Rand                                                                                        -    (61,011)
  Dividends paid                                                                                                 (219)       (89)
  Proceeds from sale of stock                                                                                       -      1,611
  Other, net                                                                                                      242     (1,247)
                                                                                                             --------   --------
Cash provided by financing activities                                                                           6,174      6,680

Effect of exchange rate changes on cash                                                                            68        (86)
                                                                                                             --------   --------
Net increase (decrease) in cash                                                                                  (543)     7,650

Cash and cash equivalents at:
  Beginning of period                                                                                          10,287      1,501
                                                                                                             --------   --------
  End of period                                                                                              $  9,744   $  9,151
                                                                                                             ========   ========

Supplemental cash flow information:
-----------------------------------
Cash paid during the period for:
  Interest                                                                                                   $  4,491   $  2,100
                                                                                                             ========   ========
  Income taxes                                                                                               $  1,975   $    769
                                                                                                             ========   ========

         See accompanying notes to consolidated financial statements.

                            Gencor Industries, Inc.

             Notes to Consolidated Financial Statements (Unaudited)



NOTE 1 - BASIS OF PRESENTATION
------------------------------

The accompanying unaudited interim consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to such rules and regulations. The accompanying unaudited interim consolidated financial statements and related notes should be read in conjunction with the financial statements and related notes included in the Company's 1997 Annual Report on Form 10-K. In the opinion of management, all material adjustments, consisting of normal recurring adjustments, considered necessary for a fair presentation have been included in the accompanying unaudited interim consolidated financial statements. Operating results for the six months ended March 31, 1998, are not necessarily indicative of the results that may be expected for the year ending September 30, 1998.

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

The results of operations of these acquired companies have been included in the results of the Company from the dates of acquisition. Assuming these acquisitions had occurred on October 1, 1996, the Company's unaudited proforma net sales, net income, and diluted earnings per share would have been approximately $59.0 million, $1.6 million and $0.18, and $107.3 million, $2.5 million and $0.28, respectively, for the three months and six months ended March 31, 1997, respectively.

NOTE 3 - STOCK SPLIT
--------------------

On April 9, 1998, the Board of Directors authorized a 2-for-1 stock split to shareholders of record as of April 22, 1998, effective May 4, 1998. As a result of the split, 3,272,870 additional common shares and 883,064 additional Class B shares were issued and capital in excess of par value was reduced by $415,000. Shareholders' equity has been restated for all periods presented to give retroactive recognition to the stock split. In addition, for all periods presented, all references in the consolidated financial statements and footnotes thereto to number of shares, per share amounts, weighted average shares outstanding, as well as stock option and related price information have been restated to give retroactive effect to the split.

NOTE 4 - CASH DIVIDEND
----------------------

On December 22, 1997, the Company declared a cash dividend of $0.025 per share, payable January 14, 1998, to shareholders of record as of December 31, 1997.

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

Consolidated Results of Operations
----------------------------------

Results of operations for the quarter ended March 31, 1998 compared to the quarter ended March 31, 1997:

Net revenue for the quarter ended March 31,1998 increased by $12.4 million, or 25.5%, to $61.2 million from $48.7 million in the same period last year. The transportation group contributed $14.3 million to the increase in net revenues, and net revenues in the food processing equipment product lines declined by $1.9 million. The increase in sales as a result of the recent acquisitions of ACP Holdings PLC ("ACP") and Gumaco Industria E Comercio Limitada ("Gumaco") was $7.8 million. International sales, excluding the recent acquisitions, decreased by $4.0 million to $7.5 million, or 14% of net sales, principally as a result of a decrease in food processing equipment shipments to Europe caused by Mad Cow Disease and Swine Flu. As a result of the slaughter of thousands of livestock, purchases of new equipment for the production of animal feed has been delayed. The Company expects the market to recover from this temporary situation as the herds are replenished throughout the year. Sales backlog at March 31, 1998 for the transportation group increased to $22.9 million from $22.1 million and decreased for the food processing group to $26.8 million from $30.5 million. The recent acquisitions added $11.8 million to the backlog.

Gross profit increased 74.6% to $22.5 million in the three months ended March 31, 1998 from $12.9 million in the same period of fiscal 1997. The transportation group contributed $8.4 million and the food processing equipment product lines added $1.2 million to the increase in gross profit. The increase in gross profit as a result of the recent acquisitions was $1.9 million. Gross profit from international sales, excluding the recent acquisitions, decreased by $0.4 million to $2.2 million in the quarter ended March 31, 1998. Gross profit as a percentage of sales increased to 36.9% in the three months ended March 31, 1998 from 26.5% in the prior period as a result of a more favorable product mix.

Selling, general and administrative expenses increased to $12.1 million in the second quarter of fiscal 1998 from $7.8 million in the same period of fiscal 1997 due primarily to the acquisitions of Gumaco and ACP. The transportation group selling, general and administrative expenses increased by $2.6 million and the food processing equipment selling, general and administrative expenses increased by $1.7 million.

As a result of the above factors, operating income increased by $5.3 million to $9.8 million in the second quarter of fiscal 1998 from $4.5 million in fiscal 1997. The transportation group contributed $5.8 million to this increase. Operating income from international activities, including the recent acquisitions, resulted in a loss of $1.7 million in the second fiscal quarter of 1998.

Results of operations for the six months ended March 31, 1998 compared to the six months ended March 31, 1997:

Net revenue for the six months ended March 31,1998 increased by $33.8 million, or 40.2%, to $117.7 million from $83.9 million in the same period last year.
The transportation group contributed $25.0 million and the food processing equipment product lines added $8.8 million to the increase in net revenues. The increase in sales as a result of the recent acquisitions of ACP and Gumaco was $24.9 million. International sales, excluding the recent acquisitions, decreased by $8.5 million to $15.8 million, or 17% of net sales principally as a result of an unusually high level of shipments during the first quarter of fiscal 1997 in Europe for the food processing division and the reduction of shipments to Europe related to the slaughter of animals caused by Mad Cow Disease and Swine Flu.

Gross profit increased 65.0% to $38.4 million in the six months ended March 31, 1998 from $23.2 million in the same period of fiscal 1997. The transportation group contributed $12.7 million and the food processing equipment product lines added $2.5 million to the increase in gross profit. The increase in gross profit as a result of the recent acquisitions was $6.2 million. Gross profit from international sales, excluding the recent acquisitions, decreased by $1.1 million to $4.4 million in the six months ended March 31, 1998. Gross profit as a percentage of sales increased to 32.6% in the six months ended March 31, 1998 from 27.7% in the prior period as a result of a more favorable product mix.

Selling, general and administrative expenses increased to $22.5 million in the first six months of fiscal 1998 from $15.9 million in the same period of fiscal 1997 due primarily to the acquisitions of Gumaco and ACP. The transportation group selling, general and administrative expenses increased by $4.0 million and the food processing equipment selling, general and administrative expenses increased by $2.6 million.

As a result of the above factors, operating income increased by $8.4 million to $14.6 million in the first six months of fiscal 1998 from $6.2 million in fiscal 1997. The transportation group contributed $8.6 million of this increase, which was offset by a reduction in operating income of $0.2 million in the food processing equipment product lines. The increase in operating income as a result of the recent acquisitions of ACP and Gumaco was $0.3 million. Operating results from international activities, excluding the recent acquisitions, decreased by $1.0 million to produce a loss of $0.2 million in the first six months of 1998.

Liquidity and Capital Resources
-------------------------------

For the six months ended March 31, 1998, cash provided by operations was $9.9 million, an increase of $5.6 million, compared to fiscal 1997. This increase was due primarily to an increase in net income and collections of accounts receivable.

Working capital decreased by $3.5 million to $42.2 million at March 31, 1998, principally as a result of an increase in short-term notes payable related to the credit facilities established by Gumaco and an increase in customer deposits and accrued expenses.

Investing activities used $16.7 million in fiscal 1998 compared to $3.3 million in fiscal 1997, a change of $13.4 million, resulting primarily from the acquisition of ACP.

Cash provided by financing activities was $6.2 million in fiscal 1998, primarily as a result of an increase in borrowings related to the new credit facilities established by Gumaco.

As of March 31,1998, the Company had a revolving credit facility providing a total of $35 million, of which $10.0 million remained unused.

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

PART II.  OTHER INFORMATION

ITEM 3.  DEFAULTS
-----------------
None

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
-------

(a) Annual meeting held March 20, 1998

(b) Not applicable

(c) There were 3,512,870 shares of Common Stock and 883,064 of Class B Stock outstanding as of February 3, 1998, the record date for the 1998 annual meeting of shareholders. A total of 4,099,580 shares were voted. The following matters were voted upon at the meeting:

    Proposal 1.  Election of Directors
    ----------------------------------

    The five nominees for the Board of Directors were elected by the shareholders with the following vote:

                                         Votes               Votes                            Broker
            Nominee                       For               Against     Abstentions         Non-Votes
            -------                     ------              -------     -----------         ----------
E. J. Elliott                         863,688  (1)                           -                 N/A
Constantine L. Corpas                 863,688  (1)                           -                 N/A
John E. Elliott                       863,688  (1)                           -                 N/A
Peter Kourmolis                       863,688  (1)                           -                 N/A
Glenn B. Dalby                      3,223,579                12,313          -                 N/A

(1) Class B shareholders elected these directors.

    Proposal 2:  The selection of Deloitte & Touche LLP, independent certified
    ----------
    public accountants, as auditors for the Company for the year ending September 30, 1998 was ratified by the shareholders with the following vote:

                                Votes For        Votes Against     Abstentions      Broker Non-Votes
                              --------------   ----------------  --------------  --------------------
Common stock                     3,231,870            2,450           1,572                N/A
Class B stock                      863,688                -               -                N/A

(d)  Not applicable

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K
-------------------------------------------

A.   Exhibits:

     (11) Statement regarding computation of earnings per share.

B.   Reports on Form 8-K:
     None.

                                   SIGNATURES

Pursuant to the requirements of Sections 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                  GENCOR INDUSTRIES, INC.



Date:  May 14, 1998               /s/ Russell R. Lee III
                                  ----------------------
                                  Russell R. Lee III
                                  Treasurer