Form 10-Q
period 1998-06-30
GENCOR INDUSTRIES INC
filed 1998-08-11
CIK 64472

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                   FORM 10-Q

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
         OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended                  June 30, 1998
                                ----------------------------------------------

OR

[_]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
         OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____________________ to ______________________

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


                     Yes    X                 No
                         -------                 -------

Indicate number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date.

        Class                                  Outstanding at August 5, 1998
        -----                                  -----------------------------

Common stock, $.10 par value                                    7,045,740 shares
Class B stock, $.10 par value                                   1,766,128 shares

                            Gencor Industries, Inc.

                 Form 10-Q for the Quarter Ended June 30, 1998


Index
-----

                                                                            Page
                                                                            ----

Part I.  Financial Information - Unaudited

         Item 1.  Financial Statements

              a)  Consolidated Balance Sheets -
                  June 30, 1998 and
                  September 30, 1997                                          3

              b)  Consolidated Income Statements -
                  Three Months and Nine Months Ended
                  June 30, 1998 and 1997                                      4

              c)  Consolidated Statements of Cash Flows -
                  Nine Months Ended
                  June 30, 1998 and 1997                                      5

              d)  Notes to Consolidated
                  Financial Statements                                        6

         Item 2.  Management's Discussion and Analysis of
                  Financial Position and Results of Operations                7

Part II. Other Information

         Item 2.

              c)  Changes in Securities and Use of Proceeds                   10


         Exhibit 11                                                           11

PART I. FINANCIAL INFORMATION
ITEM 1.
-------
                             Gencor Industries, Inc.
                           Consolidated Balance Sheets
                        (All Dollar Amounts in Thousands)

                                                                       June 30,    September 30,
                                                                         1998          1997
                                                                         ----          ----
                                                                      (Unaudited)    (Audited)
Assets
------
Current assets:
  Cash and cash equivalents                                           $  31,777     $  10,287
  Accounts receivable, less allowance for
    doubtful accounts of $4,125 and $3,412                               40,971        36,465
  Inventories:
    Raw materials                                                        16,507        12,109
    Work-in-process                                                      16,841         8,915
    Finished goods                                                       16,872        25,151
                                                                      ---------     ---------
                                                                         50,220        46,175
  Prepaid expenses, including deferred income taxes
    of $821 and $419                                                      2,213         2,466
                                                                      ---------     ---------
    Total current assets                                                125,181        95,393

  Property and equipment, net                                            42,756        38,414
  Goodwill                                                               18,269        16,119
  Other assets                                                           15,787        13,226
                                                                      ---------     ---------
                                                                      $ 201,993     $ 163,152
                                                                      =========     =========
Liabilities and Shareholders' Equity
------------------------------------
Current liabilities:
  Notes payable                                                       $   5,141     $      44
  Current portion of long-term debt                                       6,064         4,798
  Accounts payable                                                       24,757        15,825
  Customer deposits                                                       4,213        12,218
  Accrued expenses                                                       18,417        16,080
  Income taxes payable                                                    6,055           701
                                                                      ---------     ---------
    Total current liabilities                                            64,647        49,666

Post-retirement benefits                                                  2,254         1,958
Other liabilities                                                         3,325         3,089
Deferred income taxes                                                     2,093           738
Long-term debt                                                           94,841        86,489

Shareholders' equity:
  Preferred stock, par value $0.10 per share; authorized
    300,000 shares, none issued                                                            --
  Common stock, par value $0.10 per share; 15,000,000 shares
    authorized; 6,565,740 and 6,545,740 shares issued, respectively         656           654
  Class B stock, par value $0.10 per share; 6,000,000
    shares authorized; 1,766,128 shares issued                              177           177
  Capital in excess of par value                                          9,393         9,356
  Retained earnings                                                      26,099        11,804
  Cumulative translation adjustment                                      (1,397)         (684)
  Subscription receivable from officer                                      (95)          (95)
                                                                      ---------     ---------
                                                                         34,833        21,212
                                                                      ---------     ---------
                                                                      $ 201,993     $ 163,152
                                                                      =========     =========


         See accompanying notes to consolidated financial statements.

                             Gencor Industries, Inc.
                          Consolidated Income Statement
                                   (Unaudited)
                 (Dollars in Thousands Except Per Share Amounts)

                                                Three Months Ended             Nine Months Ended
                                                      June 30,                     June 30,
                                         ------------------------------  -------------------------------
                                              1998            1997            1998            1997
                                              ----            ----            ----            ----
Net revenue                                $  85,274       $  51,079       $ 202,941       $ 135,015

Costs and expenses:
  Production costs                            55,290          37,442         134,562          99,854
  Product engineering and development            708             943           1,997           2,111
  Selling, general and administrative         11,500           7,188          34,040          21,376
                                           ---------       ---------       ---------       ---------
                                              67,498          45,573         170,599         123,341
                                           ---------       ---------       ---------       ---------
Operating income                              17,776           5,506          32,342          11,674

Other income (expense):
  Interest income                                427             125           1,102             130
  Interest expense                            (3,065)         (1,787)         (8,442)         (4,964)
  Miscellaneous                               (1,629)             (7)         (1,989)            338
                                           ---------       ---------       ---------       ---------
Income before income taxes                    13,509           3,837          23,013           7,178

Provision for income taxes                     4,888           1,501           8,500           2,699
                                           ---------       ---------       ---------       ---------

Net income                                 $   8,621       $   2,336       $  14,513       $   4,479
                                           =========       =========       =========       =========

Net income per share:
  Basic                                    $    1.04       $    0.28       $    1.74       $    0.56
                                           =========       =========       =========       =========

  Diluted                                  $    0.86       $    0.24       $    1.46       $    0.49
                                           =========       =========       =========       =========

         See accompanying notes to consolidated financial statements.

                             Gencor Industries, Inc.
                      Consolidated Statement of Cash Flows
                                   (Unaudited)
                             (Dollars in Thousands)

                                                                           Nine Months Ended
                                                                               June 30,
                                                                     -----------------------------
                                                                         1998           1997
                                                                         ----           ----
Net income                                                             $ 14,513       $  4,479
Adjustments to reconcile net income to cash
  provided by operations:
  Depreciation and amortization                                           4,665          3,770
  Post retirement benefits                                                  296             --
  Loss (gain) on equipment disposal                                       1,531            (78)
  Change in assets and liabilities, net of business acquired:
    Decrease (increase) in receivables                                    5,180        (15,317)
    (Increase) decrease in inventories                                     (732)            37
    Decrease in prepaid expenses                                            487          1,159
    Decrease in deferred income taxes                                       338             70
    (Decrease) increase in accounts payable and customer deposits        (2,826)         5,491
    (Decrease) increase in accrued expenses and other liabilities        (1,757)           815
    Increase in income taxes payable                                      5,026          1,003
    (Increase) decrease in other assets                                  (2,561)           617
                                                                       --------       --------
      Total adjustments                                                   9,647         (2,433)
                                                                       --------       --------
Cash provided by operations                                              24,160          2,046

Cash flows from investing activities:
  Cash paid for business acquired                                       (11,634)            --
  Capital expenditures                                                   (3,793)        (1,229)
  Acquisition costs                                                      (2,849)        (1,993)
  Other, net                                                              1,070           (288)
                                                                       --------       --------
Cash used for investing activities                                      (17,206)        (3,510)

Cash flows from financing activities:
  Net increase under lines of credit and notes payable                    5,097         15,036
  Net borrowings of debt                                                  9,618         54,879
  Payments to Ingersoll-Rand                                                 --        (60,869)
  Dividends paid                                                           (219)           (89)
  Issuance of common stock                                                   39          1,611
  Other, net                                                                211         (1,522)
                                                                       --------       --------
Cash provided by financing activities                                    14,746          9,046

Effect of exchange rate changes on cash                                    (210)          (261)
                                                                       --------       --------
Net increase in cash                                                     21,490          7,321

Cash and cash equivalents at:
  beginning of period                                                    10,287          1,502
                                                                       --------       --------
  end of period                                                        $ 31,777       $  8,823
                                                                       ========       ========

Supplemental cash flow information:
----------------------------------
Cash paid during the period for:
  Interest                                                             $  8,537       $  3,333
                                                                       ========       ========
  Income taxes                                                         $  2,743       $    779
                                                                       ========       ========

               See accompanying notes to consolidated financial statements.

                            Gencor Industries, Inc.

             Notes to Consolidated Financial Statements (Unaudited)


NOTE 1 - BASIS OF PRESENTATION
------------------------------

The accompanying unaudited interim consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to such rules and regulations. The accompanying unaudited interim consolidated financial statements and related notes should be read in conjunction with the financial statements and related notes included in the Company's 1997 Annual Report on Form 10-K. In the opinion of management, all material adjustments, consisting of normal recurring adjustments, considered necessary for a fair presentation have been included in the accompanying unaudited interim consolidated financial statements. Operating results for the nine months ended June 30, 1998, are not necessarily indicative of the results that may be expected for the year ending September 30, 1998.

Certain prior year amounts in the consolidated financial statements have been reclassified to conform with the current year presentation.

NOTE 2  RECENT DEVELOPMENTS
---------------------------

In June 1998, the Company finalized agreements with Carbontronics, LLC ("Carbontronics") pursuant to which the Company was obligated to manufacture and install four synthetic fuel production plants. Pursuant to agreements with Carbontronics, the Company received a 45% equity interest in Carbontronics and a total of approximately $26 million for its machinery and technology.

NOTE 3  ACQUISITIONS AND DISPOSITIONS
-------------------------------------

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

Regarding the ACP acquisition, further adjustments may be made to the accompanying balance sheet as a result of finalization of acquisition costs and fair value adjustments.

The results of operations of these acquired companies have been included in the results of the Company from the dates of acquisition. Assuming these acquisitions had occurred on October 1, 1996, the Company's unaudited pro forma net sales, net income, and diluted earnings per share would have been approximately $59.9 million, $3.0 million and $0.31, and $167.2 million, $5.5 million and $0.60, respectively, for the three months and nine months ended June 30, 1997, respectively.

During the third quarter, the Company began closure of its facility in Aurora, Colorado. A provision of $1,500,000 has been recorded for potential losses related to property disposals.

NOTE 4 - STOCK SPLIT
--------------------

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

NOTE 5 - CASH DIVIDEND
----------------------

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

Consolidated Results of Operations
----------------------------------

Results of operations for the quarter ended June 30, 1998 compared to the quarter ended June 30, 1997:

Net revenue for the quarter ended June 30,1998 increased by $34.2 million, or 66.9%, to $85.3 million from $51.1 million in the same period last year. The transportation group contributed $36.8 million to the increase in net revenues due primarily to revenue from contracts to sell machinery to manufacture synthetic fuel, and net revenues in the food processing equipment product lines declined by $2.6 million. The increase in sales as a result of the recent acquisitions of ACP Holdings PLC ("ACP") and Gumaco Industria E Comercio Limitada ("Gumaco") was $6.3 million. International sales, excluding the recent acquisitions, decreased by $2.9 million to $9.2 million, or 11% of net sales, principally as a result of a decrease in food processing equipment shipments to Europe caused by Mad Cow Disease and Swine Flu. As a result of the slaughter of thousands of livestock, purchases of new equipment for the production of animal feed has been delayed. The Company expects the market to recover from this temporary situation as the herds are replenished throughout the year. Sales backlog at June 30, 1998 for the transportation group increased to $16.4 million from $9.6 million and decreased for the food processing group to $18.3 million from $28.4 million. The recent acquisitions added $7.9 million to the backlog.

Gross profit increased 121% to $30.0 million in the three months ended June 30, 1998 from $13.6 million in the same period of fiscal 1997. The transportation group contributed $16.0 million and the food processing equipment product lines added $.4 million to the increase in gross profit. The increase in gross profit as a result of the recent acquisitions was $.4 million. Gross profit from international sales, excluding the recent acquisitions, decreased by $.1 million to $2.2 million in the quarter ended June 30, 1998. Gross profit as a percentage of sales increased to 35.2% in the three months ended June 30, 1998 from 26.7% in the prior period as a result of a more favorable product mix.

Selling, general and administrative expenses increased to $11.5 million in the third quarter of fiscal 1998 from $7.2 million in the same period of fiscal 1997 due primarily to higher commissions and the acquisitions of Gumaco and ACP. The transportation group selling, general and administrative expenses increased by $3.3 million and the food processing group selling, general and administrative expenses increased by $1.0 million.

As a result of the above factors, operating income increased by $12.3 million to $17.8 million in the third quarter of fiscal 1998 from $5.5 million in fiscal 1997. The transportation group contributed $12.7 million to this increase. Operating income from international activities, including the recent acquisitions, resulted in a loss of $2.3 million in the third fiscal quarter of 1998.

Results of operations for the nine months ended June 30, 1998 compared to the nine months ended June 30, 1997:

Net revenue for the nine months ended June 30, 1998 increased by $68.0 million, or 50.3%, to $203 million from $135 million in the same period last year. The transportation group contributed $59.1 million and the food processing equipment product lines added $8.9 million to the increase in net revenues. The increase in sales as a result of the recent acquisitions of ACP and Gumaco was $31.3 million. International sales, excluding the recent acquisitions, decreased by $13.7 million to $27.4 million, or 13.5% of net sales principally as a result of an unusually high level of shipments during the first quarter of fiscal 1997 in Europe for the food processing division and the reduction of shipments to Europe related to the slaughter of animals caused by Mad Cow Disease and Swine Flu.

Gross profit increased 94.3% to $68.4 million in the nine months ended June 30, 1998 from $35.2 million in the same period of fiscal 1997. The transportation group contributed $28.5 million and the food processing equipment product lines added $4.7 million to the increase in gross profit. The increase in gross profit as a result of the recent acquisitions was $6.6 million. Gross profit from international sales, excluding the recent acquisitions, decreased by $1.2 million to $6.7 million in the nine months ended June 30, 1998. Gross profit as a percentage of sales increased to 33.7% in the nine months ended June 30, 1998 from 26% in the prior period as a result of a more favorable product mix.

Selling, general and administrative expenses increased to $34.0 million in the first nine months of fiscal 1998 from $21.4 million in the same period of fiscal 1997 due primarily to higher commissions and the acquisitions of Gumaco and ACP. The transportation group selling, general and administrative expenses increased by $7.9 million and the food processing equipment selling, general and administrative expenses increased by $4.7 million.

As a result of the above factors, operating income increased by $20.7 million to $32.3 million in the first nine months of fiscal 1998 from $11.7 million in fiscal 1997. The transportation group contributed $20.6 million of this increase, and food processing contributed $0.1 million. The increase in operating income was offset by losses at the recent acquisitions of ACP and Gumaco of $1.3 million. Operating results from international activities, excluding the recent acquisitions, decreased by $1.6 million to produce a loss of $.2 million in the first nine months of 1998.

Liquidity and Capital Resources
-------------------------------

For the nine months ended June 30, 1998, cash provided by operations was $24.2 million, an increase of $22.1 million, compared to fiscal 1997. This increase was due primarily to an increase in net income and collections of accounts receivable.

Working capital increased by $14.8 million to $60.5 million at June 30, 1998, principally as a net result of an increase in short-term notes payable related to the credit facilities established by Gumaco and an increase in cash balances, and accrued expenses.

Investing activities used $17.2 million in fiscal 1998 compared to $3.5 million in fiscal 1997, a change of $13.7 million, resulting primarily from the acquisition of ACP.

Cash provided by financing activities was $14.7 million in fiscal 1998, primarily as a result of an increase in borrowings related to the new credit facilities established by Gumaco.

As of June 30, 1998, the Company had a revolving credit facility providing a total of $48 million, of which $13 million remained unused.

The Company's asphalt production equipment operations are subject to seasonal fluctuation, which may lower sales and result in lower earnings or possible losses in the first and fourth fiscal quarters of each year. Traditionally, asphalt producers do not purchase new equipment for shipment during the summer and fall months to avoid disruption of their activities during peak periods of highway construction and repair. Pelleting and processing equipment products are less seasonal, but may result in lower demand in the second and third fiscal quarters. The Company expects seasonality to have less of an influence on future results of operations as it continues to add new companies and products and to grow in international markets.

Based upon its present plans, the Company believes that its working capital, operating cash flow and available credit resources will be adequate to repay current portions of long-term debt, to finance currently planned capital expenditures, and to meet the currently foreseeable liquidity needs of the Company.

PART II.  OTHER INFORMATION

ITEM 2.c)  CHANGES IN SECURITIES AND USE OF PROCEEDS
----------------------------------------------------

On April 22, 1998, the Company issued 20,000 shares of restricted Common Stock to an employee pursuant to the exercise of an option at an exercise price of $1.94 per share. The shares were issued in reliance on Section 4(2) of the Securities Act of 1933, as amended because the transaction did not involve a public offering. The employee was provided information about the Company and was afforded an opportunity to ask questions of the Company's management. The securities were acquired with investment intent and the certificate bears a legend, accordingly.

ITEM 3.  DEFAULTS
-----------------

None

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
------------------------------------------------------------

None

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K
-----------------------------------------

A.   Exhibits:

     (11)    Statement regarding computation of earnings per share.

B.   Reports on Form 8-K:

     None.

                                                                      EXHIBIT 11

                             GENCOR INDUSTRIES, INC.

                      COMPUTATIONS OF NET INCOME PER SHARE


                                                      Three Months Ended                Nine Months Ended
                                                          June 30,                          June 30,
                                              --------------------------------  ---------------------------------

                                                    1998             1997             1998             1997
                                                    ----             ----             ----             ----
Basic earnings per share
------------------------

Net income                                      $ 8,620,509      $ 2,335,735      $14,513,155      $ 4,479,042
                                                ===========      ===========      ===========      ===========

Average number of shares outstanding              8,327,253        8,310,868        8,316,996        8,020,210
                                                ===========      ===========      ===========      ===========

Net income per share                            $      1.04      $      0.28      $      1.74      $      0.56
                                                ===========      ===========      ===========      ===========


Diluted earnings per share
--------------------------

Average number of shares outstanding              8,327,253        8,310,868        8,316,996        8,020,210
Add dilutive effect of outstanding options
  (as determined by the application of the
   treasury stock method)                         1,745,009        1,307,768        1,649,717        1,049,469
                                                -----------      -----------      -----------      -----------
Average number of shares outstanding,
  as adjusted                                    10,072,262        9,618,636        9,966,713        9,069,679
                                                ===========      ===========      ===========      ===========

Net income per share                            $      0.86      $      0.24      $      1.46      $      0.49
                                                ===========      ===========      ===========      ===========

                                   SIGNATURES

Pursuant to the requirements of Sections 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                  GENCOR INDUSTRIES, INC.



Date: _______, 1998               /s/ Russell R. Lee III
                                  -------------------------------
                                  Russell R. Lee III
                                  Treasurer