Form 10-K405
period 1998-09-30
GENCOR INDUSTRIES INC
filed 1998-12-16
CIK 64472

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                  FORM 10 - K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15[d] OF THE SECURITIES EXCHANGE
    ACT OF 1934

For the Fiscal Year Ended September 30, 1998

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

                                                        [X]

State the aggregate market value of the voting stock, $.10 per share value Common Stock, held by nonaffiliates of the Registrant as of September 30, 1998:
$78,029,721.

Indicate the number of shares outstanding of each of the Registrant's classes of Common Stock, as of the latest practicable date: 7,394,718 shares of Common Stock ($.10 par value) and 1,917,150 shares of Class B Stock ($.10 par value) as of September 30, 1998.

List hereunder the following documents if incorporated by reference and the part of the Form 10-K into which the document is incorporated.

Part III - 1999 Proxy Statement which will be filed with the Securities and Exchange Commission.

PART I

ITEM 1.   BUSINESS
-------

OVERVIEW
--------

The Company is a leading manufacturer of process machinery for a wide variety of end-markets. Products include machinery used in the production of highway construction materials such as hot-mix asphalt and machinery used to produce food products such as pelletized animal feeds, edible oils, sugar and citrus juices. The Company believes it has significant market share positions in its principal product lines. The Company's products are manufactured in 12 plants in the United States, Asia, Australia, Europe and South America and are sold through a combination of Company sales representatives, independent dealers and agents located throughout the world. The Company operates in two business groups: CEG and CPM. The core product in each group is "process machinery," designed to process and transform bulk materials into end products. As a result of the similar technologies shared by both business groups, the Company believes it is realizing operational synergies.

CEG, which accounted for 55.3% of the Company's total consolidated revenue for the year ended September 30, 1998, designs and manufactures machinery and related equipment used primarily for the production of asphalt and highway construction materials. CEG's principal products include asphalt plants, combustion systems and fluid heat transfer systems. CEG's technical and design capabilities, environmentally friendly process technology and wide range of products have enabled it to become a leading producer of asphalt production equipment worldwide. The Company believes CEG has the largest installed base of asphalt production plants in the United States.

CEG's products are sold primarily to the highway construction industry. The principal factors driving demand for CEG's products are the level of government funding for domestic highway construction and repair, infrastructure development in emerging economies, the need for spare parts and a trend towards larger plants (e.g. drum mix asphalt production) resulting from asphalt production plant consolidation. On June 9, 1998, President Clinton signed the Transportation Equity Act for the Twenty First Century ("TEA-21") into law. TEA-21 significantly increases authorized funding levels for transportation infrastructure and services to $167 billion over the next six years and is part of an overall effort to rebuild and repair aging interstate roads and highways. The 1999 budget for highway funding is approximately $26 billion (compared to approximately $20 billion that was authorized for 1997). The Company believes that this legislation will lead to an increase in demand for CEG's products.

CPM, which accounted for 44.7% of the Company's total consolidated revenue for the year ended September 30, 1998, designs and manufactures process machinery used in the production of scientifically compounded animal feeds, edible oils, sugar and fruit juice concentrates. CPM's products include pellet mills, crushers, flakers, grinders, crystallizers, centrifuges and equipment used to concentrate juices, including presses, evaporators, heat exchangers and dryers. The Company believes CPM has the largest installed base of pelleting and grinding equipment in the world and that CPM's customers recognize its products for their reliability and technology. The Company believes that its large installed base provides it with an advantage relative to its competition in continuing to grow its aftermarket sales.

CPM's products are sold primarily to commercial agribusiness companies, integrated food producers, feed mills and food processing companies. CPM believes its machinery enables its customers to manufacture food products more efficiently and with higher quality and lower cost. Its pelleting machinery is a widely accepted method of scientifically processing animal feed. Over the past several years, the domestic food processing machinery industry has experienced strong growth, partly as a result of rising demand from overseas markets which are increasingly adopting U.S. food production technologies. The Company believes that as living standards continue to improve worldwide, particularly in emerging economies, and the fragmented food processing industry continues to consolidate, demand will continue to grow for CPM's products.

The Company generated sales for the year ended September 30, 1998 of $249.2 million, compared to sales of $195.3 million for the year ended September 30, 1997. Of the increase of $53.9 million, approximately $27.6 million is attributable to organic growth in the Company's continuing operations, while approximately $26.3 million resulted from the inclusion, in the most recent period, of operating income of Gumaco and ACP (referenced below). Operating income for the year ended September 30, 1998 was $33.1 million compared to operating income of $18.2 million for the year ended September 30, 1997. Approximately 32.5% of sales for the twelve months ended September 30, 1998 were generated outside of North America.

ACQUISITION HISTORY
-------------------

The Company's management team has demonstrated the ability to identify, complete and integrate strategic acquisitions. In 1968, the foundation of the Company was formed by the merger of Mechtron Corporation with General Combustion, Inc. and Genco Manufacturing, Inc. The new entity reincorporated in Delaware in 1969 and adopted the name Mechtron International Corporation in 1970. In 1985, the Company began a series of acquisitions into related fields starting with the Beverley Group Ltd. in the United Kingdom. Hy-Way Heat Company, Inc. and the Bituma Group were acquired in 1986. In 1987, the Company changed its name to Gencor Industries, Inc. and acquired the Davis Line and its subsidiaries in 1988.

Beginning in 1996, the Company sought to diversify and expand its "process machinery" product lines and markets in order to broaden its core base and insulate against the cyclicality of the construction machinery industry, as well as to facilitate more opportunities for growth and reduce seasonality. At the end of fiscal 1996, the Company embarked on its new strategy with the acquisition of the Process Equipment Division of Ingersoll-Rand (now Consolidated Process Machinery Corp. (CPM)). CPM has synergistic elements with the Company's existing highway construction equipment business, which have enabled the Company to enter new industries, such as the production of synthetic fuel. In 1997, the Company furthered its expansion with the acquisition of Gumaco LTDA in Brazil, a world leader in fruit juice production machinery. In late 1997, the Company expanded its penetration in the highway construction industry with the acquisition of ACP Holdings PLC.

ACQUISITIONS

Building on the base of its combustion and asphalt machinery business, the Company has successfully made the following acquisitions in process machinery:

 . Process Equipment Division of Ingersoll-Rand Company. Effective September 30,
  1996, the PED acquisition (which subsequently became the basis of the Company's CPM business), initiated the Company's strategy of acquiring complementary process machinery businesses. The acquisition nearly tripled the Company's revenues and provided it with significant market share positions in new niche markets which manufacture equipment to process food products such as pelletized animal feeds, sugar and edible oils. Furthermore, the expansion into the food machinery industry reduced the seasonality in the Company's quarterly earnings since the slower quarters for construction equipment are typically the strongest quarters for food processing machinery and vice versa. The Company believes that CPM has the largest installed base of pelleting and grinding equipment in the world, which provides the Company with a competitive advantage in growing its aftermarket sales. In addition, the acquisition provided the

  Company with strategic access into international markets through CPM's manufacturing facilities in Sweden, the Netherlands and Singapore as well as created the opportunity for cross selling with CEG.

 . Gumaco lndustria E Comercio Limitada. Effective July 1, 1997, the Company acquired Gumaco and certain other South American companies with worldclass technology and substantial manufacturing capacity in Brazil. These companies produce heavy machinery for the production and processing of fruit juices. Gumaco is the world leader in the industry of manufacturing plants which extract, concentrate and freeze juices. The Gumaco acquisition furthered the Company's expansion into the food process machinery industry and provided the Company with access to Latin American markets where the Company believes significant opportunities exist for its other product lines. The Company has recently started to manufacture some of these product lines in the Brazilian manufacturing facility.

 . ACP Holdings PLC. Effective October 1, 1997, the ACP acquisition expanded
  Gencor's construction equipment product line as ACP is a leading manufacturer of portable batch asphalt plants. These plants are more suitable for international markets since capacity and production needs are different and much lower in foreign markets than in the United States. ACP is one of the largest exporters in the United Kingdom for its type of construction equipment and products and sells to developed markets all over the world including Australia, China, Thailand, Malaysia, Southern Europe, Africa, the Middle East and the Mediterranean. ACP has manufacturing facilities in the United Kingdom and Australia and is an ideal complement to the Company's Bituma and Davis product lines. The Company believes that it has a competitive advantage in its ability to meet customer needs by offering large and small as well as batch and continuous asphalt plants and construction machinery.

In June 1998, the Company finalized agreements with Carbontronics, LLC ("Carbontronics") pursuant to which Gencor manufactured and installed synthetic fuel production plants ("Fuel Plants") for which the Company was paid, and in addition received an equity interest in these plants. Future benefits realizable by the Company on these synfuel production plants depend, among other factors, on the plants being able to qualify for tax credits under Section 29 of the Internal Revenue Code of 1986, and on the ability to produce and successfully market synthetic fuel produced by the Fuel Plants. Gencor owns a 45% membership interest in Carbontronics. The remaining membership interests are owned by other, unrelated entities. The voting interest corresponds to the membership interest. An administrative partner is responsible for administration of the day-to-day affairs of the company. Gencor is entitled to appoint only one of the four members of the Management Committee.

The following table summarizes the Company's history of principal acquisitions:

    YEAR                  ACQUISITION                          PRINCIPAL PRODUCTS
    1985          Beverley Group Ltd.                          Thermal fluid heaters and industrial
                                                               incinerators

    1986          Hy-Way Heat Company, Inc.                    Fluid heat transfer systems and specialty tanks

    1986          Bituma-Stor, Inc. and its wholly owned       Asphalt plants and hot mix asphalt storage
                  subsidiary, Bituma Corporation               silos

    1988          The Davis Line and its wholly owned          Batch mix asphalt plants, specialty tanks and
                  subsidiary, Midwest Tank and Construction    other products
                  Holding Corporation

    1996          Process Equipment Division of                Pelleting, grinding, flaking, sugar processing
                  Ingersoll-Rand Company ("PED")               and filtration equipment

    YEAR                  ACQUISITION                          PRINCIPAL PRODUCTS
    1997          Gumaco Industria E Comercio Limitada and     Citrus processing machinery and equipment
                  other South American companies

    1997          ACP Holdings PLC and subsidiaries            Road construction and crushing   machinery

PRODUCTS
--------

CONSTRUCTION EQUIPMENT GROUP

Asphalt Plants. The Company's subsidiaries, Hetherington and Berner, Bituma, and Gencor ACP manufacture plants which produce hot-mix asphalt, a bituminous mixture comprised of 5% asphalt cement and 95% aggregates, reprocessed asphalt paving materials and mineral filler. The Company also manufactures related asphalt plant equipment including hot mix storage silos, fabric filtration systems, cold feed bins and other plant components. Hetherington and Berner built the first asphalt batch plant in 1894 and is the world's oldest asphalt plant manufacturer. Bituma, formerly known as Boeing Construction Company, developed the continuous process for asphalt production, which has been adopted worldwide as the industry's standard technology, as well as the counterflow technology which recaptures and burns emissions and vapors, resulting in a cleaner and more efficient process. Gencor ACP manufactures the most comprehensive range of fully mobile batch plants in the world, as well as mobile shredders, crushing plants, and trammel screens, and is a leading exporter of its type of construction machinery.

Combustion Systems and Industrial Incinerators. The Company manufactures combustion systems, which are large burners that can transform most solid, liquid or gaseous fuels into usable energy or burn multiple fuels simultaneously. Through its subsidiary, General Combustion, the Company has been a significant source of combustion systems for the asphalt and aggregate drying industries since the 1950's. The Company also manufactures combustion systems for rotary dryers, kilns, fume and liquid incinerators, boilers and tank heaters. The Company believes maintenance and fuel costs are lower for its burners because of their superior design.

Fluid Heat Transfer Systems. The Company's General Combustion subsidiary manufactures the Hy-Way heat and Beverley lines of thermal fluid heat transfer systems and specialty storage tanks for a wide array of industry uses. Thermal fluid heat transfer systems are similar to boilers, but use a high temperature oil instead of water. Thermal fluid heaters have been replacing steam pressure boilers as the best method of heat transfer for storage, heating and pumping viscous materials (i.e., asphalt, chemicals, heavy oils, etc.) systems in many industrial and petrochemical applications worldwide. The Company believes the high efficiency design of its thermal fluid heaters can outperform competitive units in many types of process applications. Heaters are available for vertical, horizontal and underground tanks in steel, stainless steel, and other materials designed to meet large or small specific job requirements.

CONSOLIDATED PROCESS MACHINERY GROUP

Pelleting Equipment. California Pellet Mill Company, a subsidiary of the Company, manufactures pelleting equipment which is primarily used in the production of scientifically compounded animal and aquaculture feed. The equipment is also used for biomass and synthetic fuel production. Pellet mills are the only widely accepted processes which can scientifically process grain and compound mineral concentrations to achieve a highly efficient grain-to-meat conversion ratio as well as improve palatability to animals, lower production costs and increase efficiency. The pelleting process compresses grain and feed materials ranging from fine powders to small granules into pellets of increased bulk density. Pellets are durable, stable and highly resistant to disintegration and breakage.

Grinding and Flaking Equipment. Under the names Roskamp and Champion, the Company manufactures grinding and flaking equipment designed to grind and process various grains, including wheat, soybeans and corn, which are used for the production of pelletized animal feeds, the grinding of mash feed and the processing of seeds for edible oil production. The equipment is also used in the pharmaceutical and dry chemical industries.

Sugar Processing Equipment. Under the name Silver-Weibull, the Company designs and manufactures some of the largest continuous and batch centrifuges and crystallization towers used in the processing of sugar from beets and sugar cane. The batch centrifuge produces the highest quality of sugar crystals and is used in the final stage of the sugar refinement process. The lower cost continuous centrifuge is used in the preliminary stages of the crystallization process and provides more output as it processes in a continuous mode. Silver-Weibull's designed flexibility allows continuous monitoring of incoming product consistency to assure the highest quality and production rates in the industry.

Citrus Processing Machinery. Gumaco manufactures equipment including presses, evaporators, distillation columns, heat exchangers and dryers which concentrate fruit juices. Gumaco produces the "T.A.S.T.E." evaporator (Thermally Accelerated Short-Term Evaporator) which revolutionized the process of concentrating citrus juices. This process results in less waste and energy consumption and commands the majority of the world's market share for frozen concentrated orange juice. Gumaco's T.A.S.T.E. efficiency and reliability has enabled the Company to expand into the chemical, petrochemical, pharmaceutical and waste treatment industries.

PRODUCT ENGINEERING AND DEVELOPMENT
-----------------------------------

The Company is engaged in continuing worldwide product engineering and development efforts to expand its product lines and to further develop more energy efficient and environmentally compatible systems.

Significant developments include the use of cost effective, non-fossil fuels, biomass (bagasse, municipal solid waste, sludge and wood waste), refuse-derived fuel, coal and coal mixtures, the economical recycling of old asphalt, new designs of environmentally compatible asphalt plants and development of advanced designs of machinery for the remediation of contaminated soil. In addition, product engineering and development activities are directed toward more efficient methods of producing asphalt through a continuous effort to improve the methods by which asphalt is produced by the plants. Product engineering and development has also focused on the development of combustion systems that operate at higher temperatures and with higher levels of environmental compatibility, as well as more efficient and lower cost fluid heat transfer systems. Product engineering and development efforts in the Company's pelleting, grinding and flaking product lines are directed toward new mill design features and developing testing facilities to expand product uses to include pharmaceutical and scientific applications. Product engineering and development expenses were approximately $2.2 million, $2.8 million, and $3.0 million in the fiscal years ended September 30, 1996, 1997 and 1998, respectively.

SOURCES OF SUPPLY AND MANUFACTURING
-----------------------------------

Substantially all products sold by the Company and its subsidiaries are manufactured or assembled by the Company, except for procured raw materials and hardware. The Company purchases a large quantity of steel used in the manufacture of many of its products and various raw materials and hardware from hundreds of suppliers. The Company does not believe it is dependent on any single supplier for major raw materials or components. The Company reviews the cost effectiveness of internal manufacturing versus subcontracting the assembly of its product lines and currently believes it has the internal capability to produce the lowest cost, highest quality products.

COMPETITION
-----------

The markets for the Company's products are highly competitive. Within a given product line, the industry remains fairly concentrated, with typically a small number of competitors accounting for the bulk of a product line's industry sales. The principal competitive factors include product reliability and performance, brand recognition, price, distribution, design features and after-sale service. Management believes that its ability to compete depends on exceptional product performance, innovative technologies, competitive pricing and superior customer service support. In the international markets, the Company competes with U.S. manufacturers and numerous global and local competitors. Management believes that the Company's international manufacturing facilities and distribution capabilities position it to provide value-added products and services to the U.S. and international markets.

SALES AND MARKETING
-------------------

The Company's products and services are marketed internationally through a combination of Company-employed sales representatives, and independent dealers and agents located throughout the world. The Company believes that it has developed the largest and most comprehensive marketing and sales organization in its industries, enabling it to focus on common end-markets and customers for all of the Company's product lines throughout the world. Each of the Company's business groups is responsible for the marketing of its products and services. Each business division manages its own sales, promotion and marketing programs with coordination and support provided by corporate sales and marketing functions.

SALES BACKLOG
-------------

The nature of the Company's business is such as to require a relatively short turnaround from order to shipment, usually less than ninety (90) days. Therefore, the size of the Company's backlog should not be viewed as an indicator of the Company's future financial results. The Company's backlog was approximately $39 million on September 30, 1998. The Company believes that all of this backlog will be delivered in fiscal 1999.

LICENSES, PATENTS AND TRADEMARKS
--------------------------------

The Company holds numerous patents covering technology and applications related to various products, equipment and systems, and numerous trademarks and trade names registered with the U.S. Patent and Trademark Office and in various foreign countries. In general, the Company depends upon technological capabilities, manufacturing quality control and application know-how, rather than patents or other proprietary rights in the conduct of its business. The Company believes the expiration of any one of these patents or a group of related patents would not have a material adverse effect on the overall operations of the Company.

GOVERNMENT REGULATIONS
----------------------

The Company believes its design and manufacturing processes meet all industry and governmental agency standards that may apply to its entire line of products, including all domestic and foreign environmental, structural, electrical and safety codes. The Company's products are designed and manufactured to comply with Environmental Protection Agency regulations. Certain state and local regulatory authorities have strong environmental impact regulations. While the Company believes such regulations have helped, rather than restricted, its marketing efforts and sales results, there is no assurance that changes to federal, state, local, or foreign laws and regulations will not have a material adverse effect on the Company's products and earnings in the future.

ENVIRONMENTAL MATTERS
---------------------

The Company is subject to various federal, state, local and foreign laws and regulations relating to the protection of the environment. The Company is also subject to the federal Occupational Safety and Health Act and similar state statutes. The Company believes it is in material compliance with all applicable environmental laws and regulations. The Company does not expect any material impact on future operating costs as a result of compliance with currently enacted environmental regulations.

The Company also regularly conducts an environmental assessment consistent with recognized standards of due diligence on properties and businesses which it acquires. To date, these assessments have not identified contamination resulting from acquired properties that would be reasonably likely to result in a material adverse effect on the Company's business, results of operations or financial condition.

EMPLOYEES
---------

As of September 30, 1998, the Company employed 1,420 persons. The Company negotiated a collective bargaining agreement as of June 28, 1998 effective through June 27, 2000, covering production and maintenance employees at its Marquette, Iowa facility. In addition, the Company has a collective bargaining agreement in place covering production employees at its Crawfordsville, Indiana facility until April 1, 2000. None of the Company's remaining USA employees are represented by a labor union or is subject to a collective bargaining agreement. Various of the Company's foreign plants are represented by labor unions or quasi-governmental sponsored collective bargaining schemes. The Company believes that its relations with its employees are good.

EXECUTIVE OFFICERS OF THE REGISTRANT
------------------------------------

The executive officers of the Registrant are:

   NAME                                 POSITION
   E.J. Elliott                         Chairman of the Board and President
   John E. Elliott                      Executive Vice President
   Russell R. Lee III                   Treasurer
   David F. Brashears                   Senior Vice President, Technology
   Marc G. Elliott                      Vice President, Marketing
   D. William Garrett                   Vice President, Sales
   Jeanne Lyons                         Secretary

Mr. E.J. Elliott has served as Chairman of the Board since 1973 and President since 1969. Mr. Elliott has over 40 years experience in the design, manufacture and operation of construction machinery and asphalt manufacturing plants. Since the early 1960's, Mr. Elliott owned and served as Chairman and President of General Combustion, Inc. and Genco Manufacturing Corporation from which Gencor was spawned.

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

ITEM 2.                                                        PROPERTIES
-------

Set forth below are the properties of the Company:

                                            OWNED       SQUARE
LOCATION                                   ACREAGE     FOOTAGE            PRINCIPAL FUNCTION
Amsterdam, Netherlands (1)                   1.2        64,000       Offices and manufacturing
Araraquara, Brazil (1)                      29.2       295,000       Offices and manufacturing
Billingshurst, West Sussex England (1)       1.2         5,000       Offices
Brisbane, Australia (2)                      N/A        15,000       Offices and manufacturing
Crawfordsville, Indiana (1)                  2.7        62,000       Offices and manufacturing
Daventry, England (2)                        N/A         3,000       Office and warehouse
Hasselholm, Sweden (2)                       N/A        10,000       Offices and manufacturing
Leicester, England (1)                       6.0        97,000       Offices and manufacturing
Malmaison, France (l)                        0.2         4,000       Offices
Marquette, Iowa (1)                         72.0       137,000       Offices and manufacturing
Merrimack, New Hampshire (2)                 N/A        37,000       Offices and manufacturing
Orlando, Florida (1)                        27.0       171,000       Principal offices and manufacturing
Sao Paulo, Brazil (l)                        0.4        38,000       Offices
Singapore, Republic of Singapore (2)         N/A        40,000       Offices and manufacturing
Waterloo, Iowa (l)                          11.5        55,000       Offices and manufacturing
Wexford, Ireland (1)                         5.6        60,000       Offices and manufacturing
Wuxi, Jiangsu, China (2)                     N/A        11,000       Offices and warehouse

(1)  Owned
(2)  Leased

In addition, the Company owns properties in Aurora, Colorado (16.8 acres, 117,000 square feet), Youngstown, Ohio (5.5 acres; 45,000 square feet), Indianapolis, Indiana (11.3 acres; 79,000 square feet) and North Kansas City, Missouri (0.7 acres; 6,000 square feet), which have been used by the Company as offices, manufacturing and warehouse facilities, and which are currently in the process of being sold by the Company.

ITEM 3.   LEGAL PROCEEDINGS
-------

In the normal course of business, the Company has various litigation and claims pending, which may be covered in whole or in part by insurance, and which, in any event, if found against the Company, will not have a material effect on the Company's results of operations. Management has reviewed all litigation matters and, upon advice of counsel, has made provisions for any estimable losses and expenses of litigation.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
-------

Not applicable.

PART II

ITEM 5.    MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED SHAREHOLDER
-------
           MATTERS

Stock price information is as follows:

                                                                      SALES PRICES
                                                                      ------------
                                                             HIGH                 LOW
                                                             ----                 ---
       1997
       ----
          First Quarter                                     4-5/8                3-1/4
          Second Quarter                                   5-3/16               3-11/16
          Third Quarter                                     7-1/2               3-11/16
          Fourth Quarter                                    8-1/8               5-11/16

       1998
       ----
          First Quarter                                 10-13/16                5-13/16
          Second Quarter                                15-15/16                  9-3/4
          Third Quarter                                   27-1/2                13-9/16
          Fourth Quarter                                  26-1/4                  9-1/8

As of September 30, 1998, there were 447 holders of Common Stock of record and 10 holders of Class B Stock of record.

Gencor's stock is traded on the American Stock Exchange under the symbol (GX).

On April 9, 1998 and May 7, 1997, the Board of Directors authorized 2 for 1 stock splits to shareholders of record as of April 22, 1998 and May 19, 1997. The stock splits were effective May 4, 1998 and May 30, 1997. As a result of the stock splits, 3,272,870 and 1,636,435 additional common shares and 883,094 and 441,532 Class B shares were issued, and paid-in capital was reduced by $415 and $208 in fiscal 1998 and 1997, respectively. Shareholders' equity has been restated for all periods presented to give retroactive recognition to the stock splits. In addition, all references in the consolidated financial statements and footnotes thereto to number of shares, per share amounts, weighted average number of shares outstanding, as well as stock option and related price information have been restated to give retroactive effect to the splits.

On December 22, 1997 and November 21, 1996, the Board of Directors declared cash dividends of $.025 and $.0125 per share, payable January 14, 1998 and January 4, 1997 to shareholders of record as of December 31, 1997 and December 18, 1996. The Company previously paid a cash dividend of $.0125 per share on January 5, 1996 to shareholders of record as of December 18, 1995.

Any dividends which may be paid in the future will be dependent upon conditions then existing and will be at the discretion of the Board of Directors of the Company. Further, under the terms of the Senior Secured Credit agreement, the Company is restricted from paying dividends in excess of $250,000 in the aggregate in any fiscal year.

ITEM 6.  SELECTED FINANCIAL DATA
-------

                                                                            Years Ended
                                                                            September 30,
                                                   ----------------------------------------------------------------------
                                                      1998           1997           1996           1995           1994
                                                      ----           ----           ----           ----           ----
Net revenue                                        $ 249,202      $ 195,313       $ 60,208       $ 58,944       $ 57,732
Operating income                                      33,077         18,206          5,240          3,871          3,560
Income before extraordinary gain                      15,082          6,896          2,756          2,039          1,630
Extraordinary gain                                         -              -              -            498              -
                                                   ---------      ---------       --------       --------       --------
Net income                                         $  15,082      $   6,896       $  2,756       $  2,537       $  1,631
                                                   =========      =========       ========       ========       ========
Per share data:
Basic: /(1)/
Income before extraordinary gain                   $    1.81      $    0.85       $   0.39       $   0.29       $   0.26
Extraordinary gain                                         -              -              -           0.07              -
                                                   ---------      ---------       --------       --------       --------
Net income                                              1.81      $    0.85       $   0.39       $   0.36       $   0.26
                                                   =========      =========       ========       ========       ========
Diluted: /(1)/
Income before extraordinary gain                   $    1.52      $    0.74       $   0.38       $   0.29       $   0.26
Extraordinary gain                                         -              -              -           0.07              -
                                                   ---------      ---------       --------       --------       --------
Net income                                         $    1.52      $    0.74       $   0.38       $   0.36       $   0.26
                                                   =========      =========       ========       ========       ========

Cash dividends declared per common share           $   0.025      $  0.0125       $ 0.0125       $      -       $      -
                                                   =========      =========       ========       ========       ========
Selected balance sheet data:

                                                                              September 30,
                                                   ---------------------------------------------------------------------
                                                      1998           1997       1996 /(2)/         1995           1994
                                                      ----           ----       ----------         ----           ----
Current assets                                     $ 105,695     $  95,393      $  69,813        $ 24,005       $ 23,437
Current liabilities                                $  48,282     $  49,666      $  29,952        $ 12,958       $ 15,172
Total assets                                       $ 182,059     $ 163,152      $ 119,061        $ 34,819       $ 34,538
Long-term debt, excluding current maturities       $  89,510     $  86,489      $  73,746        $ 11,708       $ 11,623
Shareholders' equity                               $  36,642     $  21,212      $  12,399        $  9,642       $  7,100

/(1)/ Applicable amounts have been restated to give retroactive effect to the adoption of SFAS 128, Earnings per Share.
/(2)/ Includes the Company's acquisition of CPM, effective as of September 30, 1996.

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

Year ended September 30, 1998 compared with the year ended September 30, 1997
-----------------------------------------------------------------------------

Net sales for the twelve months ended September 30, 1998 were $249.2 million versus 195.3 million for the same period of 1997, an increase of $53.9 million. The overall increase resulted primarily from growth within the Company's transportation segment and from the acquisition of Gumaco and ACP Holdings PLC. Within the Company's reportable segments of transportation and food processing, sales increased $72.6 million in transportation and decreased $18.7 million in food processing. International sales accounted for 32.5% of total sales in fiscal 1998 versus 31.3% in fiscal 1997.

Production costs were $167.9 million or 67.4% of net sales in fiscal 1998 versus $142.9 million or 73.2% of net sales in 1997. The increase in production costs is due to the acquisition of ACP Holdings PLC and the overall growth in sales. The Company's transportation segment incurred production costs of $92.2 million versus $50.9 million for fiscal 1997. Food processing production costs decreased $5.9 million to $86.0 million from $91.9 million in the earlier year.

Selling, general, and administrative expenses increased to $45.2 million in fiscal 1998 from 31.4 million in the prior year. This increase is the result of growth in the Company's transportation segment and the acquisitions of Gumaco and ACP Holdings PLC.

Operating income was $27.8 million in 1998 versus $2.6 million in 1997 in the transportation segment. The food processing segment earned operating income of $9.6 million, a $7.6 million decrease over fiscal 1997.

Interest expense increased to $10.0 million from $7.2 million reflecting higher average borrowings, primarily as a result of financing the Gumaco and ACP Holdings PLC acquisitions.

Net income increased in fiscal 1998 to $15.1 million from $6.9 million or 119% as a result of the above factors.

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

Liquidity and Capital Resources
-------------------------------

For the year ended September 30, 1998, cash used for operations was $1.2 million, a decrease of $6.9 million, compared to fiscal 1997. This decrease was primarily due to changes in inventories, accounts payable and customer deposits, and in accrued expenses, which were not completely offset by income, depreciation, amortization, and accounts receivable.

Working capital increased by $11.6 million to $57.4 million at September 30, 1998, principally as a result of increases in accounts receivable and inventory and a reduction in customer deposits, partially offset by decreases in cash and increases in the current portion of the Company's long-term debt.

Investing activities used $8.1 million in fiscal 1998 compared to usage of $62.5 million in fiscal 1997, a decrease of $54.4 million. The decrease is primarily a result of reduced expenditures for businesses acquired in fiscal 1998 when compared to fiscal 1997.

Cash provided by financing activities decreased by $57.7 million to $8.1 million in fiscal 1998. Net borrowings under the Company's line of credit agreements and various notes payable arrangements amounted to $8.1 million in fiscal 1998. During the prior year, net borrowings under similar arrangements amounted to $65.4 million,. The fiscal 1997 amount related primarily to the acquisition of the Process Equipment Division of Ingersoll-Rand Company.

As of September 30, 1998, the Company had a revolving credit facility providing a total of $48 million, of which $14.5 million remained unused.

The Company's asphalt production equipment operations are subject to seasonal fluctuation, often resulting in lower sales in the first and fourth fiscal quarters of each period and much lower earnings or losses during such quarters. Traditionally, asphalt producers do not purchase new equipment for shipment during the summer and fall months to avoid disruption of their activities during peak periods of highway construction and repair. Pelleting and processing equipment products are much less seasonal, with a slightly lower demand in the second and third fiscal quarters. The Company expects seasonality to have less of an influence on future results of operations as it continues to grow in international markets.

Based upon its present plans, the Company believes that its working capital, operating cash flow and available credit resources will be adequate to repay current portions of long-term debt, to finance currently planned capital expenditures, and to meet the currently foreseeable liquidity needs of the Company.

Year 2000 Compliance
--------------------

The year 2000 issue is the result of computer programs being written using two digits rather than four digits to define the applicable year. Any of the Company's internal use computer programs and hardware, as well as its software programs that are date sensitive, may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in a systems failure or miscalculations causing disruptions of operations, including, among other things, a temporary inability to process transactions or engage in normal business activities.

Since 1997, the Company has been actively engaged, but has not yet completed, reviewing, correcting, and testing all of the Company's year 2000 compliance issues. Based on the current, albeit, incomplete project, the Company has determined that it will be required to modify some of its internal software and rely on certain third-party software providers with respect to dates in the year 2000 and thereafter.

With regard to third-party enterprise software, it has been determined that some software is not compliant and will need to be upgraded. The Company also utilizes third-party vendors for processing data and payments, e.g. payroll services, 401(k) plan administration, check processing, medical benefits processing, etc. The Company has initiated communications with its vendors to determine the status of their systems. Should these vendors not be compliant in a timely manner, the Company may be required to process transactions manually or delay processing until such time as the vendors are year 2000 compliant. No contingency plan has yet been developed. However, contingency plans will be developed if they are needed.

The Company will utilize both internal and external resources to reprogram or replace and test its software products for the year 2000 modifications. The Company anticipates completing the year 2000 project as soon as practical, but not later than April 1, 1999, which is prior to any anticipated impact. The total cost of the year 2000 project is not considered to be material and will be funded through existing cash resources and future operating cash flows. The requirements for the correction of year 2000 issues and the date on which the Company believes it will complete the year 2000 modifications are based on management's current best estimates, which were derived utilizing numerous assumptions of future events, including the continued availability of certain resources, third-party modification plans and other factors. However, there can be no guarantee that these estimates will be achieved, and actual results could differ materially from those anticipated. Specific factors that may cause such material differences include, but are not limited to, the availability of personnel trained in this area, the ability to locate and correct all relevant computer codes, and similar uncertainties.

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

(b)  Reports on Form 8-K: None.

(c)  Exhibit Index - 1998 Annual Report on Form 10-K.

  EXHIBIT
  NUMBER                                 DESCRIPTION                                   FILED HEREWITH
-----------       ---------------------------------------------------------  -----------------------------------
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

  EXHIBIT
  NUMBER                                 DESCRIPTION                                   FILED HEREWITH
-----------       ---------------------------------------------------------  -----------------------------------
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

  EXHIBIT
  NUMBER                                 DESCRIPTION                                   FILED HEREWITH
-----------       ---------------------------------------------------------  -----------------------------------
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

  EXHIBIT
  NUMBER                                 DESCRIPTION                                   FILED HEREWITH
-----------       ---------------------------------------------------------  -----------------------------------
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

  EXHIBIT
  NUMBER                                 DESCRIPTION                                   FILED HEREWITH
-----------       ---------------------------------------------------------  -----------------------------------
   10.6           1992 Stock Option Plan and Form of Agreement,
                  incorporated by reference to Exhibit 10.6 to the
                  Company's Quarterly Report on Form 10-Q for the quarter
                  ended June 30, 1992.
   10.7           Purchase Agreement between Ingersoll-Rand Company and
                  Registrant, dated August 12, 1996 incorporated by
                  reference to Exhibit 10.1 to the Company's Report on
                  Form 8-K filed on August 19, 1996.
   10.8           First Amendment, dated as of November 22, 1996, to the
                  Purchase Agreement between Ingersoll-Rand Company and
                  Registrant, dated August 12, 1996 incorporated by
                  reference to Exhibit 10.2 to the Company's Report on
                  Form 8-K filed on December 26, 1996.
   10.9           Second Amendment, dated as of December 10, 1996, to the
                  Purchase Agreement between Ingersoll-Rand Company and
                  Registrant, dated August 12, 1996 incorporated by
                  reference to Exhibit 10.3 to the Company's Report on
                  Form 8-K filed on December 26, 1996.
   10.11          1997 Stock Option Plan incorporated by reference to
                  Exhibit A to the Company's Proxy Statement on 14A, filed
                  March 3, 1997.
   11.0           Statement regarding Computation of Earnings per Share.                      X
   21.0           Subsidiaries of the Registrant.                                             X
   27             Financial Data Schedule.                                                    X

                                  SIGNATURES

Pursuant to the requirements of Sections 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: December 16, 1998                     GENCOR INDUSTRIES, INC.
                                             (Registrant)



                                             By: /s/ E.J. Elliott
                                             ---------------------------------
                                             E.J. Elliott
                                             President and Chairman
                                             of the Board

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated. The signatures of Directors constitute a majority of Directors.


/s/ E.J. Elliott                             /s/ Russell R. Lee III
-------------------------------------        ----------------------------------
E.J. Elliott                                 Russell R. Lee III
President and Chairman of the Board          Treasurer


/s/ C.L. Corpas                              /s/ Peter Kourmolis
-------------------------------------        ----------------------------------
C.L. Corpas                                  Peter Kourmolis
Director                                     Director


/s/ John E. Elliott
-------------------------------------
John E. Elliott
Director

                            GENCOR INDUSTRIES, INC.
                            -----------------------

        INDEX TO FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULES
        ---------------------------------------------------------------

                                                                               PAGE
                                                                               ----
Report of Independent Certified Public Accountants..........................     25

Consolidated Balance Sheets at September 30, 1998 and 1997..................     26

Consolidated Statements of Income for the years ended
 September 30, 1998, 1997, and 1996.........................................     27

Consolidated Statements of Shareholders' Equity for the years
 ended September 30, 1998, 1997, and 1996...................................     28

Consolidated Statements of Cash Flows for the years ended
 September 30, 1998, 1997, and 1996.........................................     29

Notes to Consolidated Financial Statements..................................     31

Financial Statement Schedule:

         II    Valuation and Qualifying Accounts............................     44

All other schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

To the Board of Directors and Shareholders of Gencor Industries, Inc.
Orlando, Florida

We have audited the accompanying consolidated balance sheets of Gencor Industries, Inc. and subsidiaries (the "Company") as of September 30, 1998 and 1997, and the related consolidated statements of income, shareholders' equity and cash flows for each of the three years in the period ended September 30, 1998. Our audits also included the financial statement schedule listed in the accompanying index. These consolidated financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statements and financial statement schedule based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Gencor Industries, Inc. and subsidiaries at September 30, 1998 and 1997, and the results of their operations and their cash flows for each of the three years in the period ended September 30, 1998, in conformity with generally accepted accounting principles. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.


DELOITTE & TOUCHE LLP
November 3, 1998
Orlando, Florida

                            GENCOR INDUSTRIES, INC.

                          Consolidated Balance Sheets
                       (All Dollar Amounts in Thousands)

                                                                                   September 30
                                                                             -------------------------
ASSETS                                                                          1998          1997
                                                                                ----          ----
Current assets:
  Cash and cash equivalents                                                  $   8,848     $  10,287
  Accounts receivable, less allowance for doubtful accounts
    of $4,870 ($3,412 in 1997)                                                  41,561        36,465
  Income tax receivable                                                          1,419             -
  Inventories                                                                   50,332        46,175
  Prepaid expenses, including deferred income taxes of
    $2,136 ($419 in 1997)                                                        3,535         2,466
                                                                             ---------     ---------
           Total current assets                                                105,695        95,393

Property and equipment, net                                                     43,782        38,414
Goodwill, net of accumulated amortization of $1,077 ($468 in 1997)              18,058        16,119
Other assets                                                                    14,524        13,226
                                                                             ---------     ---------
                                                                             $ 182,059     $ 163,152
                                                                             =========     =========

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Notes payable                                                              $   5,102     $      44
  Current portion of long-term debt                                              7,569         4,798
  Accounts payable                                                              15,715        15,825
  Customer deposits                                                              4,888        12,218
  Income taxes payable                                                              81           701
  Accrued expenses                                                              14,927        16,080
                                                                             ---------     ---------
           Total current liabilities                                            48,282        49,666

Post-retirement benefits                                                         2,246         1,958
Deferred income taxes                                                            1,884           738
Other liabilities                                                                3,495         3,089
Long-term debt                                                                  89,510        86,489

Contingencies and commitments

Shareholders' equity:
  Preferred stock, par value $.10 per share; authorized
   300,000 shares; none issued                                                       -             -
  Common stock, par value $.10 per share; 15,000,000
    shares authorized; 6,914,718 shares issued
    (6,545,740 shares in 1997)                                                     691           654
  Class B stock, par value $.10 per share; 6,000,000
    shares authorized; 1,917,150 shares issued
    (1,766,128 shares in 1997)                                                     192           177
  Capital in excess of par value                                                11,287         9,356
  Retained earnings                                                             26,667        11,804
  Cumulative translation adjustment                                               (396)         (684)
  Subscription receivable from officer                                             (95)          (95)
  Common stock in treasury, 179,400 shares at cost                              (1,704)            -
                                                                             ---------     ---------
                                                                                36,642        21,212
                                                                             ---------     ---------
                                                                             $ 182,059     $ 163,152
                                                                             =========     =========

         See accompanying notes to consolidated financial statements.

                            GENCOR INDUSTRIES, INC.

                       Consolidated Statements of Income
          (All Dollar Amounts in Thousands, Except for Share Amounts)

                                                                            For the Years Ended September 30,
                                                                  ------------------------------------------------------
                                                                        1998              1997              1996
                                                                        ----              ----              ----
Net revenue                                                        $ 249,202              $ 195,313         $ 60,208

Costs and expenses:
     Production costs                                                167,917                142,878           44,534
     Product engineering and development                               2,971                  2,824            2,208
     Selling, general and administration expenses                     45,237                 31,405            8,226
                                                                   ---------              ---------         --------
                                                                     216,125                177,107           54,968
                                                                   ---------              ---------         --------
Operating income                                                      33,077                 18,206            5,240

Other income (expense):
     Interest income                                                   1,616                    363                -
     Interest expense                                                 (9,992)                (7,170)          (1,357)
     Miscellaneous                                                       756                   (378)              68
                                                                   ---------              ---------         --------
                                                                      (7,620)                (7,185)          (1,289)
                                                                   ---------              ---------         --------

Income before income taxes                                            25,457                 11,021            3,951

Provision for income taxes                                            10,375                  4,125            1,195
                                                                   ---------              ---------         --------
Net income                                                         $  15,082              $   6,896         $  2,756
                                                                   =========              =========         ========

Net income per share:
  Basic                                                            $    1.81              $    0.85         $   0.39
                                                                   =========              =========         ========

  Diluted                                                          $    1.52              $    0.74         $   0.38
                                                                   =========              =========         ========


          See accompanying notes to consolidated finacial statements.

                             GENCOR INDUSTRIES, INC.

                 Consolidated Statements of Shareholders' Equity
                        (All Dollar Amounts in Thousands)

             For the Years Ended September 30, 1998, 1997, and 1996



                                        Common Stock               Class B Stock          Capital in
                                        ------------               -------------          Excess of        Retained
                                      Shares         Amount       Shares      Amount      Par Value        Earnings
                                      ------         ------       ------      ------      ---------        --------
September 30, 1995                     6,421,068       $ 642       1,736,128   $ 175       $ 7,128            $ 2,329
  Stock options exercised                 60,000           6          30,000       2            89                  -
  Cash dividend                                -           -               -       -             -                (87)
  Net income                                   -           -               -       -             -              2,756
  Translation adjustment                       -           -               -       -             -                  -
                                               -           -               -       -             -                  -
                                     -------------    -------     ----------- -------     ---------          ---------

September 30, 1996                     6,481,068         648       1,766,128     177         7,217              4,998
  Sale of stock                        1,130,412         112               -       -         2,888                  -
  Retirement of treasury stock        (1,065,740)       (106)              -       -          (749)                 -
  Cash dividend                                -           -               -       -             -                (90)
  Net income                                   -           -               -       -             -              6,896
  Translation adjustment                       -           -               -       -             -                  -
                                               -           -               -       -             -                  -
                                     -------------    -------     ----------- -------     ---------          ---------

September 30, 1997                     6,545,740         654       1,766,128     177         9,356             11,804
  Exchange of shares                      48,978           5         (48,978)     (5)            -                  -
  Stock options exercised                320,000          32         200,000      20         1,126                  -
  Purchase of treasury stock                   -           -               -       -             -                  -
  Cash dividend                                -           -               -       -             -               (219)
  Tax benefit on options exercised             -           -               -       -           805                  -
  Net income                                   -           -               -       -             -             15,082
  Translation adjustment                       -           -               -       -             -                  -
                                     -------------    -------     ----------- -------     ---------          ---------

September 30, 1998                     6,914,718       $ 691       1,917,150   $ 192      $ 11,287           $ 26,667
                                     =============    =======     =========== =======     =========          =========




                                 Cumulative                                                    Total
                                Translation      Subscription      Treasury Stock          Shareholders'
                                                                    --------------
                                  Adjustment      Receivable     Shares         Cost          Equity
                                   ---------      ----------     ------         ----          ------
September 30, 1995                  $ 319         $ (95)           1,065,740    $  (855)        $ 9,643
  Stock options exercised               -             -                    -          -              97
  Cash dividend                         -             -                    -          -             (87)
  Net income                            -             -                    -          -           2,756
  Translation adjustment              (10)            -                    -          -             (10)
                                   --------       -------          ----------   ---------        -------


September 30, 1996                    309           (95)           1,065,740       (855)         12,399
  Sale of stock                         -             -                    -          -           3,000
  Retirement of treasury stock          -             -           (1,065,740)       855               -
  Cash dividend                         -             -                    -          -             (90)
  Net income                            -             -                    -          -           6,896
  Translation adjustment             (993)            -                    -          -            (993)
                                   --------       --------         ----------   ---------        -------

September 30, 1997                   (684)          (95)                   -          -          21,212
  Exchange of shares                    -             -                    -          -               -
  Stock options exercised               -             -                    -          -           1,178
  Purchase of treasury stock            -             -              179,400     (1,704)         (1,704)
  Cash dividend                         -             -                    -          -            (219)
  Tax benefit on options exercised      -             -                    -          -             805
  Net income                            -             -                    -          -          15,082
  Translation adjustment              288             -                    -          -             288
                                   --------       --------         -----------  ---------        -------

September 30, 1998                 $ (396)        $ (95)             179,400    $(1,704)       $ 36,642
                                   ========       ========         ===========  ==========       =======

                             GENCOR INDUSTRIES, INC.

                      Consolidated Statements of Cash Flows
                        (All Dollar Amounts in Thousands)


                                                                                     For the Years Ended September 30,
                                                                                   -------------------------------------
                                                                                        1998        1997        1996
                                                                                        ----        ----        ----
Cash flows from operations:
  Net income                                                                          $15,082       $  6,896     $ 2,756
  Adjustments to reconcile net income
  to cash provided by (used for) operations:
     Gain on sale of division                                                            (712)             -           -
     Imputed interest                                                                       -          1,070           -
     Depreciation and amortization                                                      6,137          4,445         695
     Postretirement benefits                                                              288            432           -
     Change in assets and liabilities - net of businesses acquired:
          Accounts receivable                                                           3,341        (12,609)       (362)
          Inventories                                                                    (996)        10,208      (5,913)
          Prepaid expenses                                                               (823)        (1,619)        767
          Other assets                                                                 (1,345)        (3,253)          -
          Deferred income taxes                                                            77          4,316        (182)
          Accounts payable and customer deposits                                      (15,664)        (7,993)        (41)
          Income tax liabilities                                                       (1,234)           416        (455)
          Accrued expenses                                                             (5,389)         3,379        (157)
                                                                                      -------       --------     -------
                 Total adjustments                                                    (16,320)        (1,208)     (5,648)
                                                                                      -------       --------     -------
Cash provided by (used for) operations                                                 (1,238)         5,688      (2,892)

Cash flows from investing activities:
     Payment to Ingersoll-Rand                                                              -        (60,869)          -
     Cash acquired from CPM                                                                 -              -       1,219
     Cash acquired from Gumaco                                                              -          3,973           -
     Cash paid for business acquired                                                   (3,173)        (2,000)          -
     Proceeds received for division sold                                                1,270              -           -
     Capital expenditures, net                                                         (4,882)        (1,580)     (1,397)
     Proceeds from sale of property and equipment                                           -              -         434
     Insurance proceeds from property theft                                                 -              -         400
     Acquisition costs                                                                 (1,308)        (1,977)       (312)
     Other, net                                                                           (38)            -         (160)
                                                                                      -------       --------     -------
Cash provided by (used for) investing activities                                       (8,131)       (62,453)        184

Cash flows from financing activities:
     Net (reduction) increase in notes payable                                          5,058           (331)      2,292
     Repayment of existing debt                                                       (50,766)       (14,978)     (1,375)
     Borrowings                                                                        53,767         80,719       2,867
     Cash dividends paid                                                                 (219)           (90)        (87)
     Issuance of common stock                                                             252          1,675           -
     Other, net                                                                             -         (1,247)         97
                                                                                      -------       --------     -------
Cash provided by financing activities                                                   8,092         65,748       3,794

Effect of exchange rate changes on cash                                                  (162)          (197)         -
                                                                                      -------       --------     -------
Net increase (decrease) in cash                                                        (1,439)         8,786       1,086

Cash and cash equivalents at:
     Beginning of period                                                               10,287          1,501         415
                                                                                      -------       --------     -------
     End of period                                                                    $ 8,848       $ 10,287     $ 1,501
                                                                                      =======       ========     =======

Supplemental cash flow information: Cash paid during the year for:
     Interest                                                                        $  9,683        $ 5,175     $ 1,381
                                                                                     ========        =======     =======
     Income taxes                                                                    $ 12,285        $ 2,220     $ 1,571
                                                                                     ========        =======     =======

   See accompanying notes to consolidated financial statements.      (Continued)

                            GENCOR INDUSTRIES, INC.
                            -----------------------

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                     -------------------------------------
                       (All Dollar Amounts in Thousands)

SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING AND FINANCING ACTIVITIES:

During 1998, in connection with the exercise of certain options by officers, the Company received a tax benefit resulting in the reduction of current federal income taxes payable of $805 and a corresponding increase in additional paid-in capital.


As a result of finalization of certain acquisition costs, the Company reduced other assets by $1,309 and increased goodwill by a corresponding amount in 1998.

No material noncash transactions occurred during 1997 and 1996.

                            GENCOR INDUSTRIES, INC.
                            -----------------------

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------
          (All Dollar Amounts in Thousands, Except Per Share Amounts)

NOTE 1 - SIGNIFICANT ACCOUNTING POLICIES
----------------------------------------

General
-------

Gencor Industries, Inc. and its subsidiaries (the "Company") designs and manufactures process equipment primarily utilized in the asphalt, agricultural, and food industries.

On April 9, 1998, the Board of Directors authorized a 2-for-1 stock split to shareholders of record as of April 22, 1998, effective May 4, 1998. As a result of the split, 3,272,870 additional common shares and 883,094 additional Class B shares were issued and paid-in capital was reduced by $415. On May 7, 1997, the Board of Directors authorized a 2-for-1 stock split to shareholders of record as of May 19, 1997, effective May 30, 1997. As a result of the split, 1,636,435 additional common shares and 441,532 additional Class B shares were issued, and paid-in capital was reduced by $208. Shareholders' equity has been restated for all periods presented to give retroactive recognition to the stock splits. In addition, for all periods presented, all references in the consolidated financial statements and footnotes thereto to number of shares, per share amounts, weighted average shares outstanding, as well as stock options and related price information, have been restated to give retroactive effect to the splits.

All material intercompany accounts and transactions are eliminated in consolidation. In conformity with generally accepted accounting principles, management has used estimates in preparing its consolidated financial statements. Actual results could differ from these estimates.

Net Income Per Share
--------------------

The Company adopted Statement of Financial Accounting Standards (SFAS) No. 128, Earnings per Share, as of October 1, 1997. The prior year earnings per share amounts have been restated to conform with this standard. Under SFAS 128, basic net income per share is computed based on the weighted average shares outstanding during the period. Diluted net income per share includes the dilutive effect of potential common stock using the treasury stock method.

The following reconciles basic income per share to diluted income per share for the years ended September 30, 1998, 1997 and 1996:

                   1998                              1997                             1996
                 --------------------------------  -------------------------------  --------------------------------
                    Net                 Per Share    Net                 Per Share     Net                  Per Share
                  Income      Shares     Amount     Income     Shares     Amount     Income      Shares     Amount
Basic EPS         $ 15,082    8,346,547   $ 1.81    $ 6,896    8,094,268   $ 0.85      $ 2,756     7,120,636  $ 0.39
Effect of dilutive
  securities:
    Options                   1,564,177                        1,232,058                             42,446
                              ----------                       ----------                         ----------
Diluted EPS       $ 15,082    9,910,724   $ 1.52    $ 6,896    9,326,326   $ 0.74      $ 2,756     7,163,082  $ 0.38
                              ==========                       ==========                         ==========

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

Foreign Exchange Risk Management
--------------------------------

The Company enters into foreign currency forward exchange contracts with major financial institutions to hedge certain loans and trade accounts receivables against adverse fluctuations in exchange rates. At September 30, 1998, the Company had no forward exchange contracts. However, the Company expects to continue to utilize foreign currency exchange contracts to manage its exposure, although there can be no assurance the Company's efforts in this regard will be successful.

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

Assets held for resale, which are comprised of property, machinery and equipment primarily within the food segment, approximated $6,074 and $269 as of September 30, 1998 and 1997, respectively. The assets are stated at lower of depreciated cost or net realizable value and are no longer depreciated.

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

Income Taxes
------------

The Company recognizes deferred tax liabilities and assets for the expected future tax consequences of events that have been included in the financial statements or tax returns using current tax rates. The Company and its domestic subsidiaries file a consolidated federal income tax return. The foreign subsidiaries provide income taxes based on the tax regulations of the countries in which they operate. Undistributed earnings of the Company's foreign subsidiaries are intended to be indefinitely reinvested. No deferred taxes have been provided on these earnings.

Stock Options
-------------

The Company has elected to account for its stock option plans in accordance with the provisions of Accounting Principles Board Opinion 25, Accounting for Stock Issued to Employees. Compensation expense is recorded on the date of grant, therefore, only if the current market price of the stock exceeds the exercise price. The Company discloses proforma fair value information required under SFAS No. 123, Accounting for Stock Based Compensation.

New Accounting Pronouncements
-----------------------------

In June 1997, SFAS No. 130, Reporting Comprehensive Income, was issued. This statement, which is effective in the first quarter of the year ending September 30, 1999, establishes standards for reporting and display of comprehensive income and its components in a full set of financial statements.

In June 1998, SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, was issued. This standard requires derivative instruments to be recognized as assets or liabilities on the balance sheet and be measured at fair value. The Company intends to adopt the standard effective the first quarter of the year ending September 30, 2000, the effects of which have not yet been determined.

Reclassification
----------------

Certain prior year amounts in the consolidated financial statements have been reclassified to conform with the current year presentation.

NOTE 2 - ACQUISITIONS
---------------------

Effective October 1997, the Company acquired ACP Holdings PLC, a United Kingdom-based designer and manufacturer of heavy machinery for the road construction and quarrying industries for approximately $3.2 million in cash. The acquisition was financed using the Company's existing revolving line of credit. In addition, the Company may make additional payments of the Company's common stock, up to 480,000 shares, contingent upon achieving specified earning levels in future periods. These contingent payments, if any, will be reflected as acquisition costs when the contingencies are resolved.

The transaction was accounted for as a purchase and the assets have been included in the accompanying balance sheet at their fair value as of the acquisition date. Total assets acquired approximated $20,684, liabilities assumed approximated $18,576, and the excess of the amount paid over the fair value of the assets acquired was approximately $1,065.

Effective July 1, 1997, the Company purchased the stock of Gumaco Industria E Comercio Limitada of Sao Paulo, Brazil ("Gumaco") and other South American companies for $12,730, net of imputed interest. Gumaco and the other companies are engaged in the design and manufacture of process equipment. The acquisitions were financed under a new $12 million credit facility.

The results of operations of these acquired companies have been included in the results of the Company from October 1, 1997 and July 1, 1997, respectively. Assuming these acquisitions had occurred on October 1, 1996, the Company's unaudited proforma net sales, net income, and earnings per share would have been approximately $224,475, $7,814, and $.83, respectively, for the year ended September 30, 1997.

NOTE 3 - INVENTORIES
--------------------

Inventories at September 30, 1998 and 1997 consist of the following:


                                           1998              1997
                                           ----              ----
Raw materials                           $ 15,016          $ 12,109
Work in process                           16,108             8,915
Finished goods                            19,208            25,151
                                        --------          --------
                                        $ 50,332          $ 46,175
                                        ========          ========


At September 30, 1998, accumulated costs of approximately $4,800 on major contracts, net of progress payments of approximately $1,468, and estimated earnings of approximately $2,102 amount to approximately $5,434 and are included in work-in-process inventory.

At September 30, 1997, accumulated costs of approximately $3,855 on major contracts, net of progress payments of approximately $2,772, and estimated earnings of approximately $2,488 amount to approximately $3,571 and are included in work-in-process inventory.

At September 30, 1998 and 1997, cost is determined by the last-in, first-out
(LIFO) method for 68% and 60%, respectively, of total inventories, exclusive of progress payments, and the first-in, first-out (FIFO) method for all other inventories. At September 30, 1998 and 1997, the estimated current cost of inventories exceeded their LIFO basis by approximately $2,017 and $2,575, respectively.

NOTE 4 - PROPERTY AND EQUIPMENT
-------------------------------

Property and equipment at September 30, 1998 and 1997, consist of the following:

                                          1998             1997
                                          ----             ----

Land and improvements                  $  6,608          $  6,251
Building and improvements                20,605            14,511
Machinery and equipment                  24,156            23,804
Tools, jigs and dies                        120               120
Furniture and equipment                   4,115             3,135
Automobiles                                 831               586
Construction in progress                  1,693               488
                                       --------          --------
                                         58,128            48,895
Less:  Accumulated depreciation         (14,346)          (10,481)
                                       --------          --------
                                       $ 43,782          $ 38,414
                                       ========          ========


Substantially all of the Company's property and equipment is pledged as collateral for the Company's debt.

Depreciation expense for the years ended September 30, 1998, 1997, and 1996 was approximately $4,304, $3,641, and $641, respectively. There was no interest capitalized during 1998, 1997, or 1996.

NOTE 5 - OTHER ASSETS
---------------------

Other assets at September 30, 1998 and 1997 consist of the following:

                                                                                            1998           1997
                                                                                            ----           ----
Deposits                                                                                   $ 4,310        $ 3,498
Deferred acquisition costs, net                                                              2,892          1,976
Deferred loan costs, net                                                                     1,631          1,836
Other                                                                                        5,691          5,916
                                                                                           --------       -------
                                                                                           $14,524        $13,226
                                                                                           ========       =======

NOTE 6 - ACCRUED EXPENSES
-------------------------

Accrued expenses consist of the following at September 30, 1998 and 1997:

                                                                                            1998          1997
                                                                                            ----          ----
Payroll and related accruals                                                               $ 5,507      $ 6,705
Warranty and related accruals                                                                1,826        1,751
Acquisition costs                                                                            1,129        2,723
Professional fees                                                                              350        1,117
Interest                                                                                     1,213          904
Sales and property taxes                                                                       393          540
Other                                                                                        4,509        2,340
                                                                                           -------      -------
Total                                                                                      $14,927      $16,080
                                                                                           =======      =======

NOTE 7 - INCOME TAXES
---------------------

The provision for income taxes consists of:

                                                                             1998          1997           1996
                                                                             ----          ----           ----
Current:
  Federal                                                                   $ 10,120       $ 1,697      $   872
  State                                                                        1,137           210          (33)
  Foreign                                                                        414         1,400           -
                                                                            --------       -------      -------
           Total currently payable                                            11,671         3,307          839
Deferred:
  Federal                                                                       (737)          731          370
  State                                                                          (57)           87          (14)
  Foreign                                                                       (502)           -            -
                                                                            --------       -------      -------
           Total deferred tax expense (benefit)                               (1,296)          818          356
                                                                            --------       -------      -------
Provision for income taxes                                                  $ 10,375       $ 4,125      $ 1,195
                                                                            ========       =======      =======

The difference between the U.S. federal income tax rate and the Company's effective income tax rate is as follows:

                                                                                    1998        1997        1996
                                                                                    ----        ----        ----
Federal income tax rate                                                             35.0%       34.0%       34.0%
State income taxes, net of federal income tax benefit                                4.2         1.3        (0.5)
Internal revenue service examination and other prior
  period adjustments and refunds                                                       -           -        (2.0)
Difference arising from transactions with, and profit
  and loss of, foreign subsidiary not deductible or
  includable for U.S. federal income tax purposes                                   (0.3)        0.2        (2.3)
Other, net                                                                           1.9         1.9         1.0
                                                                                    ----        ----        ----
                                                                                    40.8%       37.4%       30.2%
                                                                                    ====        ====        ====


Deferred taxes and balance sheet classifications are recorded as follows:

                                                                                            1998          1997
                                                                                            ----          ----
Deferred tax assets (liabilities):
    Depreciation and amortization                                                        $ (1,661)     $   (738)
    Inventory cost adjustments                                                             (1,278)       (1,582)
    Assumed in acquisition                                                                   (725)           -
                                                                                         --------      --------
         Gross deferred tax liability                                                      (3,664)       (2,320)
  Allowance for doubtful accounts                                                           1,181           700
  Accrued expenses                                                                          2,233         1,301
  Foreign net operating losses (NOLs) and reserves                                          1,171             -
  Less:  Valuation allowance on NOLs                                                         (669)            -
                                                                                         --------      --------
             Gross deferred tax asset                                                       3,916         2,001
                                                                                         --------      --------
             Net deferred tax asset                                                      $    252      $   (319)
                                                                                         ========      ========

Balance sheet classification:
  Allowance for doubtful accounts                                                        $  1,181      $    700
  Inventory                                                                                (1,278)       (1,582)
  Accrued expenses                                                                          2,233         1,301
                                                                                         --------      --------
           Current deferred tax assets                                                   $  2,136      $    419
                                                                                          =======      ========

  Depreciation and amortization                                                          $ (1,661)     $   (738)
  Foreign net operating losses, net of valuation allowance                                    502             -
  Assumed in acquisition                                                                     (725)            -
                                                                                         --------      --------
           Noncurrent deferred tax liabilities                                           $ (1,884)     $   (738)
                                                                                         ========      ========

A valuation allowance was established for the year ended September 30, 1998 on the deferred tax assets booked for foreign net operating losses and reserves generated from Brazilian and Swedish operations.

At September 30, 1998, there were Brazilian and Swedish net operating losses of approximately $4,100 and $1,000, respectively, available to offset future taxable income. These net operating losses may be carried forward indefinitely.

Accumulated earnings of non-U.S. subsidiaries, included in consolidated retained earnings, amounted to $313 and $-0- as of September 30, 1998 and 1997, respectively. The Company intends to continue to indefinitely reinvest these earnings, which reflect full provision for non-U.S. income taxes, to expand its international operations. Accordingly, no provision has been made for U.S. income taxes that might be payable upon repatriation of such earnings. In the event any earnings of non-U.S. subsidiaries are repatriated, the Company will provide U.S. income taxes upon repatriation of such earnings which will be offset by applicable foreign tax credits, subject to certain limitations.

NOTE 8 - RETIREMENT BENEFITS
----------------------------

Retirement Benefits Other than Pensions
---------------------------------------

The Company sponsors a postretirement plan (the "Plan") that covers certain domestic employees. The Plan provides for healthcare benefits and, in some instances, life insurance benefits and is contributory with amounts adjusted annually. When such full-time employees retire between age 55 and age 65 with 15 years of service, most will be eligible to receive, at a cost to the retiree, certain healthcare benefits identical to those available to active employees. After attaining age 65, an eligible retiree's healthcare benefit coverage will become coordinated with Medicare.

At September 30, 1998 and 1997, respectively, the actuarial and recorded liabilities for these post-retirement benefits, none of which have been funded, are as follows:

                                                                           1998         1997
                                                                           ----         ----
     Accumulated post-retirement benefit obligation:
       Retirees                                                         $     -      $     -
       Active employees                                                   2,060        1,794
                                                                          -----        -----
     Unfunded accumulated post-retirement benefit obligation              2,060        1,794
     Unrecognized net gain                                                  186          164
     Unrecognized prior service benefits                                      -            -
                                                                        -------      -------
     Accrued post-retirement benefit cost                               $ 2,246      $ 1,958
                                                                        =======      =======

The components of net periodic post-retirement benefits cost for the years ended September 30, 1998 and 1997 are as follows:

                                                                          1998        1997
     Service costs                                                       $ 159       $ 229
     Interest costs                                                        129         158
     Net amortization and deferred amounts                                   -          44
                                                                         -----       -----
     Total                                                               $ 288       $ 431
                                                                         =====       =====

The discount rate used in determining the accumulated postretirement benefit obligation was 7.25% at September 30, 1998 and 1997. The assumed healthcare cost trend rates used in measuring the accumulated post-retirement benefit obligation was 8.55% in 1998 and 1997, declining each year to an ultimate rate by 2004 of 4.75%. An increase of one percentage point in the assumed healthcare cost trend rates for each future year would have increased the aggregate of the service and interest cost components of the 1998 and 1997 net periodic postretirement benefit cost by $65 and $52 and would have increased the accumulated postretirement benefit obligation as of September 30, 1998 by $234 and $93, respectively.

401(k) Plan
-----------

The Company has voluntary 401(k) employee benefit plans ("401(k) Plans") which covers all eligible domestic employees. The Company makes discretionary matching contributions subject to a maximum level, in accordance with the terms of the respective 401(k) Plans. The Company charged approximately $488, $390, and $127 to operating expense under the provisions of the 401(k) Plans in the years ended September 30, 1998, 1997, and 1996, respectively.

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

The following table sets forth the plan's funded status and amounts recognized in the Company's balance sheet at September 30, 1998:

                                                                                       1998          1997
                                                                                       ----          ----
     Actuarial present value of accumulated benefit obligations:
         Vested                                                                       $ 378        $ 201
         Nonvested                                                                      114           60
                                                                                      -----        -----
                Accumulated benefit obligation                                        $ 492        $ 261
                                                                                      =====        =====

     Projected benefit obligation                                                     $ 619        $ 329
     Plan assets at fair value                                                            -            -
                                                                                      -----        -----
                Projected benefit obligation in excess of plan assets                   619          329
     Unrecognized prior service cost                                                    (65)         (70)
     Adjustment required to recognize minimum liability                                 (11)           2
                                                                                      -----        -----
                Accrued pension costs                                                 $ 543        $ 261
                                                                                      =====        =====

Net periodic pension cost includes the following components:

                                                                                       1998         1997
                                                                                       ----         ----
     Service cost - benefits earned during the year                                   $ 266        $ 247
     Interest cost on projected benefit obligation                                       14            6
     Actual return on plan assets                                                         -            -
     Net amortization and deferral                                                        5            5
                                                                                      -----        -----
                                                                                      $ 285        $ 258
                                                                                      =====        =====

To determine the actuarial present value of the projected benefit obligation, the following rates were used:

                                                                                     1998            1997
                                                                                     ----            ----
     Discount rate                                                                   7.5 %           7.5 %
     Rate of increase in future compensation levels                                  4.0 %           5.0 %

NOTE 9 - LONG-TERM DEBT
-----------------------

Long-term debt at September 30, 1998 and 1997 consists of the following:

                                                               1998           1997
                                                               ----           ----
     Line of credit facility                               $ 33,500       $ 19,860
     Senior secured credit agreement                         61,199         57,750
     Industrial revenue bonds payable to bank                 2,380          2,677
     Acquisition payable (see below)                              -         11,000
                                                           --------       --------
                                                             97,079         91,287
     Less current maturities                                 (7,569)        (4,798)
                                                           --------       --------
                                                           $ 89,510       $ 86,489
                                                           ========       ========

The industrial revenue bonds are payable in monthly installments of principal and interest (6.64% at September 30, 1998) at a varying percentage (81% at September 30, 1998) of the bank's prime rate through December 2004. Under the terms of the industrial revenue bond indenture, the Company is required to maintain compliance with certain financial and other covenants.

In conjunction with the acquisition of California Pellet Mill ("CPM"), the Company entered into a Senior Secured Credit Agreement with a bank whereby the Company retired its existing line of credit facilities, including its foreign line of credit and term loan payable to another bank. Under the terms of the agreement, the Company borrowed $60 million under two term loans and, in connection therewith, was granted a $35 million revolving credit facility to facilitate the acquisition. The revolving credit facility was increased to $48 million in connection with the ACP acquisition. Interest rates on these loans vary, at the Company's option, based upon a factor applied to the prime rate or LIBOR. The weighted average interest rate for these borrowings was 8.0% and 8.6% for fiscal 1998 and 1997, respectively. The revolving credit facility and $30 million of the term notes are payable through December 2001 with the remaining term note payable through December 2003. Under the terms of the senior secured credit agreement, the Company is required to maintain compliance with certain financial and other covenants.

In conjunction with the acquisition of Gumaco and the other South American companies, the Company amended its existing senior secured credit agreement to provide an additional $12 million term loan. Interest on this loan is based on a factor applied to the prime rate or LIBOR. The loan is payable in equal quarterly installments through December 2004.

During fiscal 1998, the Company entered into a note payable for $5 million, bearing interest at 8.8125%, maturing on March 15, 1999.

The Company has entered into both an interest rate swap and an interest rate collar with a major financial institution to reduce exposures to interest rate fluctuations. Under the rate swap, the Company agrees with other parties to exchange, at specified intervals, the difference between fixed-rate and floating-rate interest amounts calculated by reference to an agreed notional principal amount. Under the interest rate collar, the Company has effectively limited its interest rate to a maximum of 7.0%. The notional amounts of each of the interest rate swap and the interest rate collar outstanding at September 30, 1998 and 1997 are $40,000 and expire in February 1999 and 2000, respectively. During fiscal 1998, the Company entered into a hedge transaction with a major Brazilian financial institution for the purpose of hedging against currency and interest rate movements related to the $5 million note payable. Under the terms of the hedge contract, there is a notional asset and a notional liability for $5 million each. The notional asset, which is in U.S. dollars, bears an interest rate of 9.8%. The notional liability, which is in Brazilian reais, bears an interest rate of 21.65%.

During the term of the contract, there are no cash requirements of either the Company or the counterparty. The contract expires concurrently with the March 15, 1999 maturity of the note payable.

Substantially all of the Company's assets are pledged as security under the various credit agreements.

Aggregate maturities of long-term debt under the existing agreement and the industrial revenue bonds for each of the five years in the period ending September 30, 2003, and thereafter, are as follows:

     1999                                                             $  7,569
     2000                                                                9,840
     2001                                                               45,516
     2002                                                               11,013
     2003                                                               15,789
     Thereafter                                                          7,352
                                                                      --------
                                                                      $ 97,079
                                                                      ========

NOTE 10 - COMMITMENTS AND CONTINGENCIES
---------------------------------------

The Company leases certain equipment under noncancelable operating leases. Future minimum rental commitments under noncancelable leases in effect at September 30, 1998 are as follows:

     1999                                                             $   671
     2000                                                                 566
     2001                                                                 281
     2002                                                                  87
     2003                                                                   8
                                                                      -------
                                                                      $ 1,613
                                                                      =======

Total rental expense for the years ended September 30, 1998, 1997, and 1996 was $857, $658, and $374, respectively.

The Company is involved in various litigation matters arising in the ordinary course of business. Management has reviewed all claims and lawsuits and, upon the advice of counsel, has made provision for estimable losses and expenses of litigation relating to claims against the Company.

NOTE 11 - SHAREHOLDERS' EQUITY
------------------------------

Under the Company's amended Certificate of Incorporation, certain of the rights of the holders of the Company's Common Stock are modified during any period when shares of Class B Stock are outstanding. During such periods, holders of Common Stock will have the right to elect approximately 25% of the Company's Board of Directors, and conversely, Class B Stock will be entitled to elect approximately 75%. During any period when Common Stock and Class B Stock are outstanding, certain matters submitted to a vote of shareholders will also require approval of the holders of Common Stock and Class B Stock, each voting separately as a class. Common stock and Class B shareholders have equal rights with respect to dividends, preferences, and rights, including rights in liquidation.

Under the terms of the Senior Secured Credit Agreement, as amended, the Company may declare and pay cash dividends up to $250,000 annually.

NOTE 12 - STOCK OPTIONS
-----------------------

The Company maintains two stock option plans which provide for the issuance of nonqualified or incentive stock options to certain directors, officers and key employees.

The 1992 Stock Option Plan (the "1992 Plan") authorizes the granting of options to purchase up to 400,000 shares of the Company's Common Stock, 400,000 shares of the Company's Class B Stock and fifteen percent (15%) of the authorized Common Stock of any Company subsidiary. Shares are no longer available for grant under the 1992 Plan since all options authorized under the Plan have been granted.

The 1997 Stock Option Plan (the "1997 Plan") provides for the issuance of incentive stock options and nonqualified stock options to purchase up to 1,200,000 shares of the Company's Common Stock, 1,200,000 shares of the Company's Class B Stock and up to fifteen percent (15%) of the authorized Common Stock of any subsidiary.

Options become exercisable in a manner and on such dates and times as determined by a committee of the Board of Directors. Options expire not more than ten years from the date of grant. The option holders have no shareholder rights until the date of issuance of a stock certificate for such shares.

The following table summarizes option activity under the plans:

                                                                              WEIGHTED
                                                                            OPTION PRICE
                                                               SHARES         PER SHARE
                                                             ----------       ---------
     Outstanding at September 30, 1995                       $  860,000        $   2.28
     Granted                                                  1,186,000            1.94
     Exercised                                                  (60,000)           0.69
                                                             ----------       ---------
     Outstanding at September 30, 1996                        1,986,000            2.11
     Granted                                                          -               -
     Exercised                                                        -               -
                                                             ----------       ---------
     Outstanding at September 30, 1997                        1,986,000            2.11
     Granted                                                          -               -
     Exercised                                                 (520,000)           2.27
                                                             ----------       ---------
     Outstanding at September 30, 1998                        1,466,000            2.06
                                                             ==========       =========

No compensation cost has been recognized for stock options granted in 1996. If the Company had elected to recognize compensation cost based on the fair value of the options granted at grant date amortized to expense, net income and earnings per share for the year ended September 30, 1996 would have been reduced by, on a proforma basis, $2,017 and $.28, respectively. The estimated weighted average fair value at grant date for the options granted 1996 was $.92 per option. The fair value of options at date of grant was estimated using the Black-Scholes option-pricing model with the following assumptions:

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
     Expected life of options                                                   3 years

NOTE 13 - QUARTERLY FINANCIAL DATA (UNAUDITED)
----------------------------------------------

The following is a summary of the quarterly results of operations for the years ended September 30, 1998 and 1997:

                                                          September 30, 1998
                                        -------------------------------------------------------
                                            First         Second         Third         Fourth
                                            -----         ------         -----         ------
     Net revenue                          $ 56,511      $ 61,156       $ 85,274       $ 46,261
     Cost and expenses                      53,817        54,346         71,765         43,817
     Income tax expense                        920         2,691          4,888          1,876
                                          --------      --------       --------       --------
     Net income                           $  1,774      $  4,119       $  8,621       $    568
                                          ========      ========       ========       ========

     EPS
       Basic                              $   0.21      $   0.50       $   1.04       $   0.07
       Diluted                            $   0.18      $   0.41       $   0.86       $   0.06

During the third quarter, the Company recorded a $1,500 provision for potential losses related to the disposal of certain properties. In the fourth quarter the Company re-examined this provision and determined it was no longer necessary. The Company recorded approximately $1,900 for additional production costs and warranty expenses in the fourth quarter.

                                                          September 30, 1997
                                        -------------------------------------------------------
                                            First         Second         Third         Fourth
                                            -----         ------         -----         ------
     Net revenue                          $ 35,219      $ 48,717       $ 51,079       $ 60,298
     Cost and expenses                      34,785        45,810         47,242         56,455
     Income tax expense                        152         1,046          1,501          1,426
                                          --------      --------       --------       --------
     Net income                           $    282      $  1,861       $  2,336       $  2,417
                                          ========      ========       ========       ========

     EPS
       Basic                              $   0.04      $   0.22       $   0.28       $   0.29
       Diluted                            $   0.03      $   0.20       $   0.24       $   0.25

NOTE 14 - SEGMENT REPORTING
---------------------------

Gencor has two reportable operating segments: Transportation and Food. The Transportation segment includes all asphalt equipment manufactured by CEG and ACP, and in 1998 includes all revenues generated from synthetic fuel contracts. The Food segment includes all processing equipment manufactured by CPM and Gumaco.

In evaluating financial performance, management focuses on operating income before tax and interest expense as a segment's measure of profit or loss. The accounting policies of the operating segments are the same as those described in the summary of significant accounting policies. Intersegment sales are sold at market prices and eliminated in consolidation.

Financial information (in thousands) concerning the Company's reportable segments for the years ended September 30, 1998, 1997 and 1996 is shown in the following table. The "Other" column primarily consists of corporate related items and elimination entries. In 1996 all revenue and capital expenditures related to the Transportation segment and segment assets included the acquisition of CPM which was effective September 30, 1996.

SEPTEMBER 30, 1998                                     TRANSPORTATION         FOOD            OTHER         TOTAL
Net revenue from
  external customers                                      $ 137,779        $ 111,423       $       -      $ 249,202
Intersegment revenues                                     $   1,010        $   9,252       $ (10,262)     $       -
Depreciation and amortization                             $   1,534        $   3,790       $     813      $   6,137
Operating income - segment profit                         $  27,786        $   9,595       $  (4,304)     $  33,077
Segment assets                                            $  78,342        $ 100,764       $   2,953      $ 182,059
Capital expenditures                                      $   2,530        $   2,352       $       -      $   4,882

SEPTEMBER 30, 1997

Net revenue from
  external customers                                      $  65,141        $ 130,172       $       -      $ 195,313
Intersegment revenues                                     $       -        $   1,424       $  (1,424)
Depreciation and amortization                             $     685        $   3,341       $     419      $   4,445
Operating income - segment profit                         $   2,587        $  17,182       $  (1,563)     $  18,206
Segment assets                                            $  45,840        $ 115,791       $   1,521      $ 163,152
Capital expenditures                                      $     694        $     886       $       -      $   1,580

SEPTEMBER 30, 1996

Net revenue from
  external customers                                      $  60,208        $       -       $       -      $  60,208
Intersegment revenues                                     $       -        $       -       $       -      $       -
Depreciation and amortization                             $     695        $       -       $       -      $     695
Operating income - segment profit                         $   5,240        $       -       $       -      $   5,240
Segment assets                                            $  42,049        $  77,012       $       -      $ 119,061
Capital expenditures                                      $   1,397        $       -       $       -      $   1,397

Information concerning principal geographic areas is as follows:

                                               1998                                 1997                            1996
                                -------------------------------------- ---------------------------------- --------------------------

                                                        LONG-TERM                          LONG-TERM                       LONG-TERM

                                        REVENUES          ASSETS          REVENUES           ASSETS          REVENUES        ASSETS

United States                          $ 168,082        $ 49,219         $ 134,104         $ 49,168          $ 57,396      $ 41,574
United Kingdom                            25,208           8,890             6,179              948             2,812         1,064
Rest of Europe                            30,618           2,303            32,949            2,126                 -         5,156
Brazil                                    19,649          14,966            15,337           14,277                 -             -
Other                                      5,645             986             6,744            1,240                 -         1,454
                                       ----------       ----------       ----------        ----------        ----------    ---------


Total                                  $ 249,202        $ 76,364         $ 195,313         $ 67,759          $ 60,208      $ 49,248
                                       ==========       ==========       ==========        ==========        ==========    =========



Revenues are attributed to geographic areas based on the location of the assets producing the revenues. During 1998, revenues generated from one customer, included in the Transportation segment, accounted for more than 10% of total consolidated revenues, at approximately $26 million.

                                  SCHEDULE II

                             GENCOR INDUSTRIES, INC.

                        Valuation and Qualifying Accounts

                                                    Balance at       Charges/Credits                       Balance at
                                                     Beginning        to Cost and        Additions/          End of
Description                                          of Period          Expenses        (Deductions)(1)     Period
-------------------------------------------------------------------------------------------------------------------------
Valuation accounts deducted from
assets to which they apply:

For doubtful accounts receivable:

  September 30, 1998                                     $ 3,412           $ 1,561            $  (103)           $ 4,870

  September 30, 1997                                     $ 2,859           $   978            $  (425)           $ 3,412

  September 30, 1996                                     $ 2,555           $  (729)           $ 1,033 (2)      $ 2,859


For inventory obsolescence:

  September 30, 1998                                     $ 2,888           $  (179)           $      -           $ 2,709

  September 30, 1997                                     $ 6,012           $   571            $ (3,695)          $ 2,888

  September 30, 1996                                     $ 1,511           $    20            $  4,481 (2)       $ 6,012


(1) Represents accounts written off during the year and collections of accounts previously written off.
(2) Additional reserve transferred in association with the purchase of CPM.