Form 10-K405
period 2000-09-30
GENCOR INDUSTRIES INC
filed 2001-10-25
CIK 64472

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                  FORM 10 - K

           [X]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15[d] OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                 For the Fiscal Year Ended September 30, 2000

         [_]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15[d] OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                          Commission File No. 0-3821

                            GENCOR INDUSTRIES, INC.

Incorporated in the                               I.R.S. Employer Identification
State of Delaware                                                 No. 59-0933147

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to filing requirements for the past 90 days.
                                                        [_]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.
                                                        [X]

State the aggregate market value of the voting stock, $.10 per share value Common Stock held by nonaffiliates of the Registrant as of July 31, 2001:
$13,983,122

Indicate the number of shares outstanding of each of the Registrant's classes of Common Stock, as of the latest practicable date: 6,884,070 shares of Common Stock ($.10 par value) and 1,798,398 shares of Class B Stock ($.10 par value) as of July 31, 2001.

List hereunder the following documents if incorporated by reference and the part of the Form 10-K into which the document is incorporated.

Part III - 2001 Proxy Statement

PART I

Restatement
-----------

Subsequent to the issuance of the Company's consolidated financial statements as of and for the year ended September 30, 1998, Company management determined that certain accounting irregularities and other improprieties had occurred at one of its subsidiaries, Gencor ACP, Ltd. ("ACP"). The Chairman and Chief Financial Officer of ACP were determined to be responsible for the accounting irregularities and other improprieties and were therefore terminated in January 1999. The accounting irregularities primarily related to an overstatement of ACP's net assets in the opening balance sheet as of October 1, 1997 of approximately $7 million as well as misstatement of fiscal 1998 revenues and costs resulting in an overstatement of fiscal 1998 income. As a result of the findings of the investigation, the 1998 consolidated financial statements have been re-audited and restated from the amounts previously reported. (See Note 4 to the Consolidated Financial Statements).

Due to a prolonged and extensive re-audit effort, including the disqualification of its then auditors of record, Deloitte & Touche, by the SEC, the Company was unable to file a Form 10-K/A to restate the 1998 Annual Report previously filed as part of the Form 10-K on December 16, 1998. The quarterly Form 10-Q reports previously filed with the SEC were also not revised for the restatement. Therefore, the Company's originally filed financial statements and announced quarterly earnings reports for those periods should not be relied upon. This Form 10-K includes the re-audited and restated results for 1998 and the audited results for 1999 and 2000.


ITEM 1.  BUSINESS
-------

Overview
--------

Gencor Industries, Inc. and its subsidiaries (the "Company") is a leading manufacturer of process machinery for a wide variety of end-markets. Fiscal 2000 products included machinery used in the production of highway construction materials such as hot-mix asphalt and machinery used to produce food products such as pelletized animal feeds, edible oils, sugar and citrus juices. The Company's products are manufactured in 11 plants in the United States, Asia, Europe and South America and sold through a combination of Company sales representatives and independent dealers and agents located throughout the world. The Company operated in two business groups: the Construction Equipment Group ("CEG") and the Consolidated Process Machinery Group ("CPM"). In May 2001, the domestic and foreign operations of CPM were sold.

CEG designs and manufactures machinery and related equipment used primarily for the production of asphalt and highway construction materials. CEG's principal core products include asphalt plants, combustion systems and fluid heat transfer systems. CEG's technical and design capabilities, environmentally friendly process technology and wide range of products have enabled it to become a leading producer of asphalt production equipment worldwide. The Company believes CEG has the largest installed base of asphalt production plants in the United States.

CEG's products are sold primarily to the highway construction industry and as a result are seasonal in nature. The majority of orders for the Company's products are received between November and February, with a significant volume of shipments occurring prior to May. The principal factors driving demand for CEG's products are the level of government funding for domestic highway construction and repair, infrastructure development in emerging economies, the need for spare parts and a trend towards larger plants (e.g. drum mix asphalt production) resulting from asphalt production plant consolidation. On June 9, 1998, the Transportation Equity Act for the 21st Century ("TEA-21") was signed into law. TEA-21 significantly increases authorized funding levels for highway construction and rehabilitation to $167 billion over the five-year period, beginning October 1, 1998 through September 30, 2003. A significant provision to the current program sets mandatory funding levels. The Company has assessed the positive impact of TEA-21 on its future business outlook, and strongly believes it will result in increase demand for its products and services.

CPM designs and manufactures process machinery used in the production of scientifically compounded animal feeds, edible oils, sugar and fruit juice concentrates. CPM's products include pellet mills, crushers, flakers, grinders, crystallizers, centrifuges and equipment used to concentrate juices, including presses, evaporators, heat exchangers and dryers. The Company believes CPM has the largest installed base of pelleting and grinding equipment in the world and that CPM's customers recognize its products for their reliability and technology.

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

In September 2000, the Company announced its intent to dispose of the CPM's foreign and domestic operations. Accordingly, the results of the operations for CPM have been reported as discontinued operations in the accompanying financial statements and selected financial data.

Chapter 11 Bankruptcy Reorganization
------------------------------------

As of September 1999, the Company was in default of the terms and conditions of its Senior Secured Credit Facility and Industrial Revenue Bond Indenture. In November 1999, the Senior Secured Lenders accelerated their demand for payment in full. During April 2000, certain of the Company's lenders filed an Involuntary Petition under Chapter 11 of U.S. Bankruptcy Code. On September 13, 2000 (the "petition date"), the Company and certain of its subsidiaries ("the Debtors") filed voluntary petitions commencing cases under Chapter 11 of the U.S. Bankruptcy Code. The Company and certain of its subsidiaries began operating its businesses as debtors-in-possession under Chapter 11 of the U.S. Bankruptcy Code.

On April 13, 2001, the Debtors filed the Amended Plan of Reorganization of Gencor Industries, Inc. (the "Amended Plan"), dated April 9, 2001 with the Bankruptcy Court providing essentially for 100% payment of all secured and unsecured creditors and no dilution or diminution to the equity holders. The Amended Plan was confirmed on July 11, 2001.

The Plan will become effective on or before October 30, 2001, unless extended (the "Effective Date"). Pursuant to the Amended Plan, as of the Effective Date, the sale of CPM's domestic and foreign operations was to be consummated (see Discontinued Operations). The sale was in fact consummated on May 29, 2001 for $52 million. The net proceeds from the sale were used to reduce the outstanding balance of the Senior Secured Lenders. Under the Amended Plan, all of the Company's debts will be satisfied in full. Also by the Effective Date, the Senior Secured Lenders and the Debtor are to have closed an Amended and Restated Senior Secured Credit Agreement, which would specify that the remaining claims of the Senior Secured Lenders are to be paid over a four-year period. The Company intends to emerge from bankruptcy on the Effective Date.

Acquisition History
-------------------

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

In 1996, the Company sought to diversify and expand its "process machinery" product lines to broaden its core base and to facilitate more opportunities for growth and reduce seasonality. At the end of fiscal 1996, the Company acquired the Process Equipment Division of Ingersoll-Rand (now CPM). Included in the CPM group were a number of foreign subsidiaries, including a Swedish subsidiary, Silver-Weibull A.B..

In 1997, the Company furthered its expansion with the acquisition of Gumaco Industria E. Commercio Limitada ("Gumaco") in Brazil and ACP Holdings P.L.C., located in the United Kingdom. Following the acquisition ACP Holdings P.L.C. was renamed Gencor ACP, Ltd. ("ACP").

In January 1999, the Company announced that an internal investigation into the affairs of ACP revealed certain accounting irregularities and improprieties, which necessitated the termination of both ACP's Chairman and Chief Financial Officer, as well as the re-audit and restatement of the Company's consolidated financial statements for the year ended September 30, 1998. (See Note 4 in the accompanying consolidated financial statements included in this Form 10-K for further discussion regarding the adjustments resulting from these accounting irregularities and improprieties.) In June 2001, ACP was reorganized under the direction of a receiver. The assets and business were sold to Gencor Industries Limited, another wholly-owned subsidiary of the Company. The name of the subsidiary was changed to Gencor International Limited ("Gencor International").


Acquisitions

Building on the base of its combustion and asphalt machinery business, the Company made the following acquisitions in process machinery:

 .  Process Equipment Division of Ingersoll-Rand Company (PED). Effective
   September 30, 1996, the PED acquisition (which subsequently became the basis of the Company's CPM business), initiated the Company's strategy of acquiring complementary process machinery businesses. The acquisitions provided the Company with significant market share positions in new niche markets, which manufacture equipment to process food products such as pelletized animal feeds, sugar and edible oils. Furthermore, the expansion into the food machinery industry reduced the seasonality in the Company's quarterly earnings since the slower quarters for construction equipment are typically the strongest quarters for food processing machinery.

 . Gumaco lndustria E Comercio Limitada. Effective July 1, 1997, the Company acquired Gumaco and certain other South American companies with substantial manufacturing capacity in Brazil. These companies produce heavy machinery for the production and processing of fruit juices. Gumaco is the world leader in the industry of manufacturing plants which extract, concentrate and freeze juices. The Gumaco acquisition furthered the Company's expansion into the food process machinery industry and provided the Company with access to Latin American markets.

   In September 2000, the Company announced its intent to dispose of its Brazilian and Swedish sugar operations. Accordingly, in September 2001, CPM's subsidiary Silver-Weibull A.B. was placed in receivership, and the Company reported the operating results of Gumaco and Silver-Weibull as discontinued operations.

 . ACP Holdings PLC. Effective October 1, 1997, the ACP acquisition expanded
  Gencor's construction equipment product line as ACP is a leading manufacturer of portable batch asphalt plants. This product line is more suitable for international markets since capacity and production needs are different in foreign markets from the United States. ACP is one of the largest exporters in the United Kingdom for its type of construction equipment and products. ACP sells to numerous international markets including China, Thailand, Malaysia, Southern Europe, Africa, the Middle East and the Mediterranean.

The following table summarizes the Company's history of principal acquisitions:

  Year                        Acquisition                                     Principal Products
  1985              Beverley Group Ltd.                          Thermal fluid heaters and industrial
                                                                 incinerators
  1986              Hy-Way Heat Company, Inc.                    Fluid heat transfer systems and specialty tanks
  1986              Bituma-Stor, Inc. and its wholly owned       Asphalt plants and hot mix asphalt storage
                    subsidiary, Bituma Corporation               silos
  1988              The Davis Line and its wholly owned          H&B batch mix asphalt plants, specialty tanks
                    subsidiary, Midwest Tank and Construction    and other products
                    Holding Corporation
  1996              Process Equipment Division of                Pelleting, grinding, flaking, sugar processing
                    Ingersoll-Rand Company ("PED")               and filtration equipment
  1997              Gumaco Industria E Comercio Limitada and     Citrus processing machinery and equipment
                    other South American companies
  1997              ACP Holdings PLC and subsidiaries            Road construction and crushing machinery

Interest in Carbontronics, LLC
------------------------------

In January 1998, the Company finalized agreements with Carbontronics, LLC ("CLLC") pursuant to which the Company manufactured and installed four synthetic fuel production plants. These plants were sold by CLLC to a limited partnership ("LP"), Carbontronics Synfuel Investors, LLC, who is now the owner of the plants. The Company was paid in full for these plants in 1998. In addition to payment for the plants, the Company received an equity interest of 45% in CLLC. Also, the Company subsequently received a 25% equity position in the General Partner ("GP") of the LP and in Carbontronics II, LLC ("C2LLC"). The remaining interests in the GP, CLLC, and C2LLC are owned by other, unrelated entities. An administrative member of the GP, not the Company, is responsible for administration of the day-to-day affairs of the GP and LP. The Company is entitled to appoint only one of the three members of the GP Management Committee and has 1/3 of the voting rights thereof. As a part of the equity position in CLLC, C2LLC, and the GP, the Company has the potential for income subject to the performance of the partnership. Future benefits realizable by the Company on the synthetic fuel production plants depend on whether the production from these plants will continue to qualify for tax credits under Section 29 of the Internal Revenue Code and the ability to economically produce and successfully market synthetic fuel produced by the plants.

Products
--------

Construction Equipment Group (CEG)

Asphalt Plants. The Company and certain subsidiaries, Bituma, and Gencor International Limited (UK), manufacture and produce hot-mix asphalt plants used in the production of asphalt paving materials used in the construction of highways and commercial pavements. The Company also manufactures related asphalt plant equipment including hot mix storage silos, fabric filtration systems, cold feed bins and all other plant components. H&B (Hetherington and Berner) built the first asphalt batch plant in 1894 and is the world's oldest asphalt plant line. Bituma, formerly known as Boeing Construction Company, developed the continuous process for asphalt production, which has been adopted as the United States industry's standard technology, as well as developed the counterflow technology, the new standard, which recaptures and burns emissions and vapors, resulting in a cleaner and more efficient process. Gencor International Limited
(UK) manufactures a very comprehensive range of fully mobile batch plants, as well as mobile shredders and trommel screens, and is a significant United Kingdom exporter of its type of construction machinery.

Combustion Systems and Industrial Incinerators. The Company manufactures combustion systems, which are large burners that can transform most solid, liquid or gaseous fuels into usable energy, or burn multiple fuels, alternately or simultaneously. Through its subsidiary General Combustion, the Company has been a significant source of combustion systems for the asphalt and aggregate drying industries since the 1950's. The Company also manufactures soil decontamination machinery, as well as combustion systems for rotary dryers, kilns, fume and liquid incinerators, boilers and tank heaters. The Company believes maintenance and fuel costs are lower for its burners because of their superior design.

Fluid Heat Transfer Systems. The Company's General Combustion subsidiaries in the USA and U.K. manufacture the Hy-Way heat and Beverley lines of thermal fluid heat transfer systems and specialty storage tanks for a wide array of industry uses. Thermal fluid heat transfer systems are similar to boilers, but use a high temperature oil instead of water. Thermal fluid heaters have been replacing steam pressure boilers as the best method of heat transfer for storage, heating and pumping viscous materials (i.e., asphalt, chemicals, heavy oils, etc.) in many industrial and petrochemical applications worldwide. The Company believes the high efficiency design of its thermal fluid heaters can outperform competitive units in many types of process applications. Heaters are available for vertical, horizontal and underground tanks in steel, stainless steel, and other materials designed to meet large or small specific job requirements.

Consolidated Process Machinery Group (CPM)

Pelleting Equipment. Consolidated Process Machinery, Inc., a wholly owned subsidiary of the Company until May 29, 2001, manufactures pelleting equipment which is primarily used in the production of scientifically compounded animal, poultry, and aquaculture feed. The equipment is also used for biomass and synthetic fuel production. Pellet mills are the only widely accepted processes which can scientifically process grain, and compound mineral additives and nutrient concentrations to achieve a highly efficient grain-to-meat conversion ratio, as well as improve palatability to animals, lower production costs and increase efficiency. The pelleting process compresses grain and feed materials ranging from fine powders to small granules into pellets of increased bulk density. Pellets are durable, stable and highly resistant to disintegration and breakage.

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

Sugar Production Equipment. Under the name Silver-Weibull, the Company designed and manufactured some of the largest continuous and batch centrifuges and crystallization towers used in the production of sugar from beets and sugar cane. The batch centrifuge produces the highest quality of sugar crystals and is used in the final stage of the sugar refinement process. The lower cost continuous centrifuge is used in the preliminary stages of the crystallization process and provides more output as it processes in a continuous mode.

Citrus Processing Machinery. Gumaco manufactured equipment including presses, evaporators, distillation columns, heat exchangers and dryers, which concentrate fruit juices. Gumaco produced the "T.A.S.T.E." evaporator (Thermally Accelerated Short-Term Evaporator) which revolutionized the process of concentrating citrus juices.

Product Engineering and Development
-----------------------------------

The Company is engaged in continuing worldwide product engineering and development efforts to expand its product lines and to further develop more energy efficient and environmentally compatible systems.

Significant developments include the use of cost effective, non-fossil fuels, biomass (bagasse, municipal solid waste, sludge and wood waste), refuse-derived fuel, coal and coal mixtures, the economical recycling of old asphalt and new designs of environmentally compatible asphalt plants. Product engineering and development activities are directed toward more efficient methods of producing asphalt and lower cost fluid heat transfer systems. In addition, efforts are also focused on developing combustion systems that operate at higher temperatures and offer a higher level of environmental compatibility. Product engineering and development efforts in the pelleting, grinding and flaking product lines have been directed toward the new mill design features and product testing facilities for pharmaceutical and scientific applications. Product engineering and development expenses were approximately $2.8 million, $4.4 million, and $3.0 million in the fiscal years ended September 30, 2000, 1999 and 1998, respectively.

Sources of Supply and Manufacturing
-----------------------------------

Substantially all products sold by the Company and its subsidiaries are manufactured or assembled by the Company, except for procured raw materials and hardware. The Company purchases a large quantity of steel, raw materials and hardware used to manufacture its products from hundreds of suppliers and is not dependent on any single supplier. Periodically, the Company reviews the cost effectiveness of internal manufacturing versus outsourcing its product lines to independent third parties and currently believes it has the internal capability to produce the highest quality product at the lowest cost.

Seasonality
-----------

Subsequent to the sale of its food equipment processing operations of CPM in May 2001, the Company will be concentrated in the asphalt-related business of CEG and thereby subject to a seasonal slow-down during the third and fourth quarters of the calendar year. Traditionally, CEG's customers do not purchase new equipment for shipment during the summer and fall months to avoid disrupting their peak season for highway construction and repair work. This slow-down often
results in lower reported sales and earnings and or losses   during the first
and fourth quarters of the Company's fiscal year ended September 30.

Competition
-----------

The markets for the Company's products are highly competitive. Within a given product line, the industry remains fairly concentrated, with typically a small number of companies competing for the majority of a product line's industry sales. The principal competitive factors include technology and overall product design, dependability and reliability of performance, brand recognition, pricing and after-sale customer support.

Management believes its ability to compete depends upon its continual efforts to improve product performance and dependability, competitively price its products, and offer the best customer support in the industry.

Sales and Marketing
-------------------

The Company's products and services have been marketed internationally through a combination of Company-employed sales representatives and independent dealers and agents. Each of the Company's business groups has been responsible for marketing its products and services with support from the corporate sales and marketing department.

Sales Backlog
-------------

The nature of the Company's business is such as to require a relatively short turnaround from order to shipment, usually less than ninety (90) days. Therefore, the size of the Company's backlog should not be viewed as an indicator of the Company's annualized revenues, nor future financial results. The Company's backlog was approximately $14 million on June 30, 2001.

Licenses, Patents and Trademarks
--------------------------------

The Company holds numerous patents covering technology and applications related to various products, equipment and systems, and numerous trademarks and trade names registered with the U.S. Patent and Trademark Office and in various foreign countries. In general, the Company depends upon technological capabilities, manufacturing quality control and application know-how, rather than patents or other proprietary rights in the conduct of its business. The Company believes the expiration of any one of these patents, or a group of related patents, would not have a material adverse effect on the overall operations of the Company.

Government Regulations
----------------------

The Company believes its design and manufacturing processes meet all industry and governmental agency standards that may apply to its entire line of products, including all domestic and foreign environmental, structural, electrical and safety codes. The Company's products are designed and manufactured to comply with Environmental Protection Agency regulations. Certain state and local regulatory authorities have strong environmental impact regulations. While the Company believes that such regulations have helped, rather than restricted its marketing efforts and sales results, there is no assurance that changes to federal, state, local, or foreign laws and regulations will not have a material adverse effect on the Company's products and earnings in the future.

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

The Company also regularly conducts an environmental assessment consistent with recognized standards of due diligence on properties and businesses which it acquires. To date, these assessments have not identified contamination resulting from acquired properties that would be reasonably likely to result in a material adverse effect on the Company's business, results of operations, or financial condition.

Employees
---------

As of September 30, 2000, the Company employed a total of 757 employees; of that 594 employees are in the domestic U.S. operations and 163 employees in the foreign operations. The Company has collective bargaining agreements covering production and maintenance employees at its Marquette, Iowa and Crawfordsville, Indiana facilities. The remaining domestic employees are not represented by a labor union or collective bargaining agreement. Several of the Company's foreign plants are represented by labor unions or quasi-governmental sponsored collective bargaining units. The Company believes that its relationship with its employees is good. After the sale of the CPM in May 2001, the Company employed a total of 504 employees; 408 employees in the U.S and 96 employees in the U.K. as of June 30, 2001.

Executive Officers of the Registrant
------------------------------------

The executive officers of the Registrant at September 30, 2000 were:

     NAME                                           POSITION
     E.J. Elliott                                   Chairman of the Board and President
     John E. Elliott                                Executive Vice President
     Marc G. Elliott                                President, Construction Equipment Group
     Scott W. Runkel                                Chief Financial Officer and Treasurer
     David F. Brashears                             Senior Vice President, Technology
     D. William Garrett                             Vice President, Sales
     Jeanne Lyons                                   Secretary


Mr. E.J. Elliott has served as Chairman of the Board since 1973 and President since 1969. Mr. Elliott has over 45 years experience in the design, manufacture and operation of construction machinery and asphalt manufacturing plants. Since the early 1960's, Mr. Elliott owned and served as Chairman and President of General Combustion, Inc. and Genco Manufacturing Corporation which became the foundation for Gencor.

Mr. John Elliott was elected Assistant Vice President and a Director of the Company in 1985. In 1986, he was elected a Vice President and promoted to Executive Vice president in 1989. He has been with the Company since 1982.

Mr. Marc Elliott was promoted to President of the Construction Equipment Group
(CEG) in August 1999. He had previously been Vice President, Marketing, since July 1993. He has served in various marketing positions since joining the Company in 1988.

Mr. Scott Runkel was named Chief Financial Officer and Treasurer, in August 2000. He was a partner with the accounting firm of Ernst & Young and then a financial advisor prior to joining the Company.

Mr. David Brashears was named Senior Vice President, Technology, in July 1993. He had previously been Vice President, Engineering, since he joined the Company in 1978.

Mr. William Garrett was elected Vice President, Sales, in 1991. He had previously held numerous management positions in sales and marketing for a number of subsidiaries of the Company.

Ms. Jeanne Lyons joined the Company in 1995 as Administrative Assistant to the Chairman, and was elected Secretary of the Company in 1996.

ITEM 2.    PROPERTIES
-------

The following table lists the properties owned or leased by the Company as of September 30, 2000:

                                              Owned       Square                                     Business
Location                                     Acreage     Footage     Principal Function              Segment
Amsterdam, Netherlands (1 )                      1.2      64,000  Offices and manufacturing          CPM
Araraquara, Brazil (1 )                         29.2     295,000  Offices and manufacturing          CPM
Aurora, Colorado (1)                            16.8     117,000  Offices and manufacturing          CPM
Billingshurst, West Sussex England (1 )          1.2       5,000  Offices                            CEG
Wuxi, Jiangsu, China (2)                         N/A      11,000  Offices and warehouse              CPM
Crawfordsville, Indiana (1 )                     2.7      62,000  Offices and manufacturing          CPM
Daventry, England(2) .                           N/A       3,000  Office and warehouse               CPM
Hasselholm, Sweden (2)                           N/A      10,000  Offices and manufacturing          CPM
Leicester, England (1 )                          6.0      97,000  Offices and manufacturing          CEG
Malmaison, France (l)                            0.2       4,000  Offices                            CPM
Marquette, Iowa (1 )                            72.0     137,000  Offices and manufacturing          CEG
Merrimack, New Hampshire (2)                     N/A      37,000  Offices and manufacturing          CPM
Orlando, Florida (1 )                           27.0     171,000  Corporate offices and
                                                                  manufacturing                      CEG
Sao Paulo, Brazil (1)                            0.4      38,000  Offices                            CPM
Singapore, Republic of Singapore (2)             N/A      40,000  Offices and manufacturing          CPM
Waterloo, Iowa (l)                              11.5      55,000  Offices and manufacturing          CPM
Wexford, Ireland (1 )                            5.6      60,000  Offices and manufacturing          CPM
(1)  Owned
(2)  Leased

During 1999, the Company sold an office and manufacturing facility located in Youngstown, Ohio (5.5 acres; 45,000 square feet), and a warehouse facility in North Kansas City, Missouri (0.7 acres; 6,000 square feet).

During 2000, the Company sold an office and manufacturing facility located in Indianapolis, Indiana (11.3 acres; 79,000 square feet).

During 2001, the Company sold an office and manufacturing facility located in Aurora, Colorado and the Sao Paulo, Brazil office. Also in May 2001, the Company sold the following properties related to CPM, which were either owned or leased:
Amsterdam, Netherlands office and manufacturing facility; Wuxi, China office and warehouse; Crawfordsville, Indiana office and manufacturing facility; Daventry, England office and warehouse; Malmaison, France office; Merrimack, New Hampshire office and manufacturing facility; Singapore, Republic of Singapore office and manufacturing facility; Waterloo, Iowa office and manufacturing facility; and the Wexford, Ireland office and manufacturing facility.

ITEM 3.  LEGAL PROCEEDINGS
-------

The Company has various litigations and claims pending as of the date of this Form 10-K. Those claims which have occurred in the ordinary course of business, and which are being vigorously defended, may be covered in whole or in part by insurance, and if found against the Company, are not expected to have a material effect on the Company's financial position or results of operations. Management has reviewed all litigation matters arising in the ordinary course of business and, upon advice of counsel, has made provisions, not deemed material, for any estimable losses and expenses of litigation.

Since January 1999, a class action lawsuit had been pending in the United States District Court for the Middle District of Florida against the Company. The lawsuit alleged that certain officers and directors of the Company violated Sections 10(b) and 20(a) of the Securities and Exchange Act of 1934, as well as rule 10b-5 promulgated thereunder. The lawsuit sought to recover damages on behalf of all investors who purchased the Company's Common Stock between February 5, 1998 and January 28, 1999. The claim was settled with no material adverse impact to the Company.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
-------

None.

PART II

ITEM 5.    MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED SHAREHOLDER
-------    MATTERS

Stock price information is as follows:
                                              SALES PRICES
                                              ------------
                                    HIGH                       LOW
                                    -----                      ---
          1998
          ----
          First Quarter             10-13/16                   5-13/16
          Second Quarter            15-15/16                   9-3/4
          Third Quarter             27-1/2                     13-9/16
          Fourth Quarter            26-1/4                     9-1/8

          1999 (1)
          --------
          First Quarter             15-1/4                     10
          Second Quarter (2)        10                         6
          Third Quarter             not available
          Fourth Quarter            not available

          2000
          ----
          First Quarter             not available
          Second Quarter            not available
          Third Quarter             2-1/4                      1/4
          Fourth Quarter            2-1/4                      13/16

          (1) High/low prices from 1999 forward are estimates due to paucity of information from stock price charts and pink sheets.

          (2) The American Stock Exchange suspended trading on February 22,
              1999.


As of July 31, 2001, there were 473 holders of Common Stock of record and 9 holders of Class B Stock of record.

As result of the on-going re-audit and restatement and subsequent disqualification of Deloitte & Touche as auditors by SEC, the Company could not complete its required filings. On February 22, 1999, the American Stock Exchange suspended trading of the Company's stock pending the filing reports with the Securities and Exchange Commission (SEC). Effective June 1, 2000, the Company's stock was de-listed from the American Stock Exchange for failure to file these reports within the prescribed time period. Following February 22, 1999 the Company's securities began trading on the "pink sheets". Quotations on the pink sheets reflect inter-dealer prices without retail mark-up, markdown, or commissions and may not represent actual transactions. This Form 10-K includes the re-audited and restated results for 1998 and the audited results for 1999 and 2000.

On April 9, 1998, the Board of Directors authorized 2-for-1 stock split to shareholders of record as of April 22, 1998, effective May 4, 1998. As a result of the stock split, 3,272,870 additional common shares and 883,094 additional Class B shares were issued and paid-in capital was reduced by $415. Shareholders' equity has been restated for all periods presented to give retroactive recognition to the stock split. In addition, for all periods presented, all references in the consolidated financial statements and footnotes thereto to number of shares, per share amounts, weighted average shares outstanding, as well as stock option and related price information, have been restated to give retroactive effect to the split.

On December 22, 1997, the Board of Directors declared cash dividends of $.025 payable January 14, 1998 to shareholders of record as of December 31, 1997.

On December 3, 1998, the Board of Directors declared a cash dividend of $.03 per share payable on January 22, 1999 to Common Stock shareholders of record on December 31, 1998.

Pursuant to the terms of its current credit agreements, the Company will not be paying dividends for the foreseeable future.

ITEM 6.  SELECTED FINANCIAL DATA
-------

                                                                       Years Ended September 30
                                                           ------------------------------------------------------------
                                                             2000         1999      1998 (1)(5)      1997        1996
                                                                      (in thousands, except per share data)
Net revenue from continuing operations                      $ 96,808    $101,399    $125,283       $ 63,719    $ 60,208
Operating income (loss) from
  continuing operations                                     $  3,848    $(15,113)   $  7,887       $  1,024    $  5,240
Income (loss) from continuing operations                    $  1,268    $(12,544)   $ (1,236)      $   (122)   $  2,756
Discontinued operations (2)                                 $   (476)   $(11,322)   $  2,891       $  7,017    $      -
Net income (loss)                                           $    792    $(23,866)   $  1,655       $  6,895    $  2,756

Per share data:
Basic:  (3)
Income (loss) from continuing operations                    $   0.14    $  (1.45)   $  (0.15)      $  (0.02)   $   0.39
Discontinued operations (2)                                    (0.05)      (1.30)       0.35           0.87           -
                                                            --------    --------    --------       --------    --------
Net income (loss)                                           $   0.09    $  (2.75)   $   0.20       $   0.85    $   0.39
                                                            ========    ========    ========       ========    ========

Diluted:  (3)
Income (loss) from continuing operations                    $   0.14    $  (1.45)   $  (0.15)      $  (0.01)   $   0.38
Discontinued operations (2)                                    (0.05)      (1.30)       0.35           0.75           -
                                                            --------    --------    --------       --------    --------
Net income (loss)                                           $   0.09    $  (2.75)   $   0.20       $   0.74    $   0.38
                                                            ========    ========    ========       ========    ========

Cash dividends declared per common share                    $      -    $  0.030    $  0.025       $ 0.0125    $ 0.0125

Selected balance sheet data:

                                                                                September 30,
                                                            -----------------------------------------------------------

                                                              2000        1999       1998 (1)        1997        1996
Current assets                                              $ 85,869    $ 93,424    $100,151       $ 95,393    $ 69,813
Current liabilities                                         $140,672    $149,737    $142,312       $136,155    $103,698
Total assets                                                $139,946    $151,947    $173,157       $163,152    $119,061
Long-term debt, less current maturities (4)                 $      -    $      -    $      -       $      -    $      -
Shareholders' equity (deficit)                              $ (7,423)   $ (4,275)   $ 22,257       $ 21,212    $ 12,399

1) Amounts have been restated to reflect the adjustments resulting from certain accounting irregularities and improprieties in the financial statements of the Company's wholly-owned U.K. subsidiary, Gencor ACP, Ltd. See Note 4 to the accompanying financial statements for further discussion regarding the restatement.

(2) The operating results of the food processing equipment manufacturing businesses (CPM) are reflected as discontinued operations on the Consolidated Statements of Operations.

(3) Applicable amounts have been restated to give retroactive effect to the adoption of SFAS 128, Earnings per Share.

(4) See Note 13 - Long-Term Debt to the accompanying financial statements regarding the reclassification of long-term debt to current maturities due to the accelerated demand for payment in full by the Senior Secured Lenders.

(5) Net revenues from continuing operations for 1998 includes approximately $50 million from sales of synthetic fuel production machinery.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
-------
        OF OPERATIONS

"Forward-Looking" Information

This Form 10-K contains certain "forward-looking statements" within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), which represent the Company's expectations and beliefs, including, but not limited to, statements concerning gross margins, sales of the Company's products and future financing plans. These statements by their nature involve substantial risks and uncertainties, certain of which are beyond the Company's control. Actual results may differ materially depending on a variety of important factors, including the financial condition of the Company's customers, changes in the economic and competitive environments, demand for the Company's products, and outcome of pending litigation.

Restatement
-----------

Subsequent to the issuance of the Company's 1998 Annual Report, the Company publicly announced on January 28, 1999, that certain accounting irregularities and other improprieties were discovered at its wholly-owned U.K. subsidiary, Gencor ACP Limited ("ACP"). An investigation into the affairs of ACP was conducted by the Company and included assistance by both legal counsel and forensic auditors. This investigation resulted in the termination of both the Chairman and Chief Financial Officer of ACP. The accounting irregularities primarily related to receivables, inventories, diversion of assets and the resulting overstatement of income. As a result of these findings, the 1998 consolidated financial statements have been re-audited and restated from the amounts previously reported to account for the errors (See Note 4 to the consolidated financial statements).

Changes in Financial Condition, Liquidity, and Capital Resources
----------------------------------------------------------------

Chapter 11 Bankruptcy Reorganization

As of September 1999, the Company was in default of the terms and conditions of its Senior Secured Credit Facility and Industrial Revenue Bond Indenture. In November 1999, the Senior Secured Lenders accelerated their demand for payment in full. During April 2000, certain of the Company's lenders filed an Involuntary Petition under Chapter 11 of U.S. Bankruptcy Code. On September 13, 2000 (the "petition date"), the Company and certain of its subsidiaries ("the Debtors") filed voluntary petitions commencing cases under Chapter 11 of the U.S. Bankruptcy Code. The Company and certain of its subsidiaries began operating its businesses as debtors-in-possession under Chapter 11 of the U.S. Bankruptcy Code

On April 13, 2001, the Debtors filed the Amended Plan of Reorganization of Gencor Industries, Inc. (the "Amended Plan"), dated April 9, 2001 with the Bankruptcy Court providing essentially for 100% payment of all secured and unsecured creditors and no dilution or diminution to the equity holders. The Amended Plan was confirmed on July 11, 2001.

The Amended Plan will become effective on or before October 30, 2001, unless extended (the "Effective Date"). Pursuant to the Amended Plan, as of the Effective Date, the sale of CPM's domestic and foreign operations was to be consummated (see Discontinued Operations). The sale was in fact consummated on May 29, 2001 for $52 million. The net proceeds from the sale were used to reduce the outstanding balance of the Senior Secured Lenders. Under the Amended Plan, all of the Company's debts will be satisfied in full. Also by the Effective Date, the Senior Secured Lenders and the Debtor are to have closed an Amended and Restated Senior Secured Credit Agreement, which would specify that the remaining claims of the Senior Secured Lenders of approximately $33 million are to be paid over a four-year period with the balance due in 2005.

Any remaining debt balance at the end of the four-year period is expected to be refinanced. The Company intends to emerge from bankruptcy on the Effective Date.

Discontinued Operations - Consolidated Process Machinery (CPM)

As part of the Company's Plan of Reorganization, the Company sold its food processing machinery group (CPM). This involved selling CPM's three domestic operations located in Indiana, Iowa and New Hampshire, and the six foreign operations in France, Netherlands, United Kingdom, Ireland, Singapore and China. The net proceeds of the sale were applied against the outstanding balance of the Senior Secured Lenders. The Company also intends to sell the food processing machinery operations located in Colorado, Sweden and Brazil. The operating results of the food processing machinery group were classified as discontinued operations for all periods presented in the Consolidated Statements of Operations within this report.

Other Changes in Financial Condition, Liquidity, and Capital Resources
----------------------------------------------------------------------

Due to the default on its indebtedness, the entire outstanding debt balance of $104.7 million in 2000 and $96.8 million in 1999 was reclassified as current liabilities, this resulted in low current ratios and negative working capital for both years. The Company's current ratio at September 30, 2000 was 0.61:1 compared to 0.62:1 at September 30, 1999. Working capital was a negative $54.8 million at September 30, 2000 and a negative $56.3 million at September 30, 1999. As of the Effective Date, the new credit agreement referenced above will go into effect. The new credit agreement will provide for full payment of the outstanding balance over a four-year period and will contain certain financial and other restrictive covenants.

Cash provided by operating activities was $15.3 million for the year ended September 30, 2000, compared to $3.1 million for the year ended September 30, 1999.

During fiscal 2000, the Company adjusted certain accruals to increase its debt obligation to the Senior Secured Lenders by approximately $10.3 million in order to comply with an amount stipulated by the Bankruptcy Court. For cash flow purposes, this transaction was treated as a non-cash transaction and disclosed separately from the Statements of Cash Flows for the year ended September 30, 2000 (See Note 13 Long-Term Debt).

Pursuant to the terms of its current credit agreements, the Company will not be paying dividends for the foreseeable future.

Results of Operations
---------------------

Year ended September 30, 2000 compared with the year ended September 30, 1999
-----------------------------------------------------------------------------

Continuing Operations - Construction Equipment Group (CEG)
---------------------   ----------------------------------

Net sales for the construction equipment group (CEG) were $96.8 million for the year ended September 30, 2000, reflecting a decline of $4.6 million from $101.4 million during 1999. Net sales at the Company's wholly-owned U.K. subsidiary, ACP, declined by approximately $7 million or 22.6%, from $31 million in 1999 to $24 million in 2000. On January 28, 1999, the Company had announced the discovery of accounting irregularities and improprieties at ACP and that an investigation into the financial affairs of ACP had been initiated. Management attributes the decline in sales at ACP to uncertainties surrounding this investigation. Net sales for the domestic operations of CEG were approximately $70.4 million for 2000, as compared to $69.8 million in 1999. Domestic sales volume remained fairly stable throughout 2000, even during the period of turmoil leading up to the Chapter 11 filing in September 2000. This stability reflects favorably on the Company's product line, customer loyalty and reputation within the industry.

Production costs were $69.5 million or 71.8% of net sales in fiscal 2000 compared to $85.9 million or 84.7% of net sales in 1999. The improvement reflects significantly lower production costs experienced by the Company's domestic operations of CEG during 2000. Production costs for the domestic operations of CEG declined 19.9% as a percent of net sales, from 87.1% in 1999 to 67.2% during 2000. Improvement in performance can be attributed to the positive impact of cost reductions, price increases and numerous operational efficiencies. In addition, the negative performance in 1999 occurred because of high production and engineering costs relating to the design and manufacture of a new product, which proved to be extremely labor intensive and costly to produce. The Company discontinued its production at the end of 1999. Also included in the production costs for 1999 were significant inventory write-offs and warranty reserves adjustments. Management believes the improvement in 2000 reflects a more normal production environment, a return to historical profit margins and the elimination of the problems that existed in 1999.

Engineering and design problems relating to the production and performance of the discontinued product which required extensive involvement by engineering personnel and higher R&D costs to be incurred during 1999. During 2000, warranty costs, engineering personnel costs and R&D costs were much lower than in 1999.

Selling, general, and administrative expenses declined by $5.5 million or 21%, from $26.2 million in 1999 to $20.7 million in 2000. During 2000, significant reductions in payroll-related costs of approximately $1.0 million, legal and accounting fees of $2.1 million and bad debt expense of $2.0 million account for the improvement over 1999.

Operating income was $3.8 million for fiscal 2000 improving significantly over 1999's operating loss of $15.1 million.

Discontinued Operations - Consolidated Process Machinery (CPM)
-----------------------   ------------------------------------

Total foreign and domestic net sales for CPM declined by approximately $18.9 million or 18.9% from $99.9 million in 1999 to $81million during 2000.

Total production costs reflected a favorable decline of 2.2% as a percent of net sales during 2000, dropping from 74% in 1999 to 71.8% in 2000.

The loss from discontinued operations was approximately $.5 million during 2000, which compares favorably to the loss from discontinued operations of $11.3 million reported for 1999. Included in the loss from discontinued operations for 1999, is a $4.9 million charge for impairment of assets and a $3.9 million write-off on a deposit.

Results of Operations
---------------------

Year ended September 30, 1999 compared with the year ended September 30, 1998,
------------------------------------------------------------------------------
(as restated)
-------------

Continuing Operations - Construction Equipment Group (CEG)
---------------------   ----------------------------------

Net sales for the construction equipment group (CEG) were approximately $101.4 million for the year ended September 30, 1999, reflecting a decline of $23.9 million from approximately $125.3 million during 1998. Net sales from domestic operations of CEG declined approximately $33.5 million or 32.4%, from approximately $103.3 million in 1998 to approximately $69.8 million in 1999. The decline in net sales is attributed to special one-time orders for synthetic fuel production machinery received in 1998. These orders contributed approximately $50 million in additional sales during 1998. Gross margins on the synthetic fuel production machinery were generally higher than typical asphalt plant projects. The decline in domestic sales was partially offset by CEG's foreign operations, principally its wholly-owned U.K. subsidiary, ACP, where net sales increased by approximately $12.3 million or 65.8%, from $18.7 million in 1998 to $31 million in

1999. This improvement is attributed to changes in senior management and a renewed emphasis on restoring customer confidence and increasing market share. During 1999, ACP was successful in outsourcing several of its manufacturing processes in Europe and increasing market share through competitive pricing.

Production costs increased approximately 16.7%, as a percent of net sales, to $85.9 million or 84.7% of net sales in fiscal 1999 from $85.4 million or 68% of net sales in 1998. The large increase in production costs as a percent of sales was due to significant differences between the types of plants sold, exploitation of the Company's difficulties by competitors in the marketplace, and deeper discounting in order to preserve sales. Production costs for the domestic operations of CEG increased 23.5% as a percent of net sales, from 63.6% in 1998 to 87.1% in 1999.

Product engineering and development costs increased by approximately $1.4 million from $3 million in 1998 to $4.4 million in 1999. The increases in warranty claims and engineering personnel costs associated with the discontinued new product account for the increases during 1999.

Selling, general, and administrative expenses increased by $4.2 million from $22 million in 1998 to $26.2 million in 1999 due to increases in legal and accounting fees of $2.1 million, and a $.5 million write-off of deferred acquisition costs in 1999.

Discontinued Operations - Consolidated Process Machinery (CPM)
-----------------------   ------------------------------------

Domestic and foreign net sales for CPM declined by approximately $20.8 million or 17.2% from $120.7 million in 1998 to $99.9 million during 1999.

Total production costs for CPM reflected a 2.4% increase, as a percent of net sales during 1999, rising from 71.6% in 1998 to 74% in 1999.

The reported $11.3 million loss from discontinued operations during 1999 includes a $4.9 million charge for impairment of assets and a $3.9 million write-off of a deposit.

New Accounting Pronouncements
-----------------------------

During 2001, the Financial Accounting Standards Board issued Statements of Financial Accounting Standards No. 141 (SAFS 141), "Business Combinations", and No.142 (SFAS 142), "Goodwill and Other Intangible Assets." SFAS 141 addresses financial accounting and reporting for goodwill and other intangible assets acquired in a business combination at acquisition. SFAS 141 requires the purchase method of accounting to be used for all business combinations initiated after June 30, 2001; establishes specific criteria for the recognition of intangible assets separately from goodwill; and requires unallocated negative goodwill to be written off immediately as an extraordinary gain (instead of being deferred and amortized). SFAS 142 addresses financial accounting and reporting for intangible assets acquired individually or with a group of other assets (but not those acquired in a business combination) at acquisition. SFAS 142 also addresses financial accounting and reporting for goodwill and other intangible assets subsequent to their acquisition. SFAS 142 provides that goodwill and intangible assets which have indefinite useful lives will not be amortized but rather will be tested at least annually for impairment. It also provides that intangible assets that have finite useful lives will continue to be amortized over their useful lives, but those lives will no longer be limited to forty years. SFAS 141 is effective for all business combinations initiated after June 30, 2001 and for all business combinations accounted for by the purchase method for which the date of acquisition is after June 30, 2001. The provisions of SFAS 142 are effective for reporting periods beginning after December 15, 2001. The Company is considering the provisions of SFAS No. 141 and No. 142 and at present has not determined the impact of adopting SFAS 141 and SFAS 142.

In June 1998, SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, was issued. This standard requires derivative instruments to be recognized as assets or liabilities in the statement of financial position and measure those instruments at fair value. The accounting for changes in fair value of a derivative depends on the intended use of the derivative and the resulting designation of the hedge exposure. The adoption of the standard, which is effective for fiscal years beginning after June 15, 2000, will not significantly impact the Company's financial statements.

In June 1997, SFAS No. 130, Reporting Comprehensive Income, was issued. Comprehensive income is defined as all changes in equity except for those resulting from investments by or distributions to owners. This statement, which is effective in the first quarter of the Company's fiscal year ending September 30, 1999, establishes standards for reporting and display of comprehensive income and its components in a full set of financial statements. The implementation of the statement is not expected to have any effect on the results of operations.

The Company adopted SFAS No. 131, Disclosures About Segments of an Enterprise and Related Information, on October 1, 1997. This standard requires public business enterprises to report certain information about operating segments in its financial statements.


Year 2000 Compliance
--------------------

The year 2000 issue is the result of computer programs being written using two digits rather than four digits to define the applicable year. Any of the Company's software programs that are date sensitive, may recognize a date using "00" as the year 1900 rather than 2000. This could result in a systems failure and a disruption to the Company's operations.

The Company did not experience any significant malfunctions related to year 2000 issue. The total cost to review and modify the software programs was not material.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
--------

The Company operates manufacturing facilities and sales offices principally located in the United States, the United Kingdom and Brazil. The Company is subject to business risks inherent in non-U.S. activities, including political and economic uncertainty, import and export limitations, and market risk related to changes in interest rates and foreign currency exchange rates. The Company's principal currency exposures against the U.S. dollar are the British pound and Brazilian real. The Company has used foreign currency forward exchange contracts to mitigate fluctuations in currency. The Company does not hold derivatives for trading purposes. Periodically, the Company will use derivative financial instruments consisting primarily of interest rate hedge agreements to manage exposures to interest rate changes. The Company's objective in managing its exposure to changes in interest rates (on its variable rate debt) is to limit the impact of such changes on earnings and cash flow and to reduce its overall borrowing costs.

At September 30, 2000, the Company had approximately $105.9 million of debt outstanding. Substantially all of the Company's borrowings bear interest at variable rates based upon a factor applied to the prime rate or LIBOR. The weighted average interest rate for these borrowings was approximately 9.6% during 2000, reflecting an increase of 130 basis points (1.30%) over the weighted average cost of funds during 1999 of 8.3%. The Company performed a sensitivity analysis assuming a hypothetical 10% adverse movement in the weighted average interest rates on the debt outstanding at the end of 2000. Such a movement in interest rates would cause the Company to recognize additional interest expense of approximately $1 million along with a corresponding decrease in cash flows.

The above sensitivity analysis for interest rate risk excludes accounts receivable, accounts payable and accrued liabilities because of the short-term maturity of such instruments. The analysis does not consider the effect on other variables such as changes in sales volumes or management's actions with respect to levels of capital expenditures, future acquisitions or planned divestures. All of which could be significantly influenced by changes in interest rates and cause the results to differ significantly from those indicated by the sensitivity analysis.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
-------

An index to the consolidated financial statements of the Company and its subsidiaries is set forth following Part IV hereof.

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING
-------
          AND FINANCIAL DISCLOSURE

On May 8, 2001, the Registrant filed a Form 8-K disclosing the change in independent accountants from PricewaterhouseCoopers LLP to Moore Stephens Lovelace, P.A. Pursuant to Item 304(b) of Regulation S-K, there has been no disagreement or any reportable event that would require additional disclosure in this Form 10-K.

On December 27, 1999, the Registrant filed a Form 8-K disclosing the change in independent accountants from Deloitte & Touche LLP to PricewaterhouseCoopers LLP. Pursuant to Item 304(b) of Regulation S-K, there has been no disagreement or any reportable event that would require additional disclosure in this Form 10-K.

PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS
--------

The information regarding the Company's Directors required by this Item 10 is incorporated herein by reference to the Company's definitive 2001 Proxy Statement.

ITEM 11.  EXECUTIVE COMPENSATION
--------

The information required by this Item 11 is incorporated herein by reference to the Company's definitive 2001 Proxy Statement.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
--------

The information required by this Item 12 is incorporated herein by reference to the Company's definitive 2001 Proxy Statement.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
--------

During 2000, 1999 and 1998 Marcar Leasing Corporation ("Marcar") was engaged in leasing machinery and vehicles to the public and to the Company. Marcar is owned by family members of the Company's Chairman. The terms of the leases are established based on the rates charged by independent leasing companies and are believed to be more favorable than those generally available from independent third parties. Leases between the Company and Marcar generally provide for equal monthly payments over either thirty-six months or forty-eight months. During fiscal 2000, 1999 and 1998, the Company made lease payments to Marcar totaling $269,726, $246,168 and $217,805, respectively.

PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K
--------

(a) A listing of financial statements and financial statement schedules filed as part of this report is set forth in the "Index to Financial Statements" following Part IV hereof.

(b)  Reports on Form 8-K:

     On September 25, 2000, the Company filed a Form 8-K pursuant to Item 5. announcing that a consensual agreement had been reached between the Company and its lenders which resolved their outstanding disputes and will allow the Company to focus on its growing markets and serve its customers.

(c)  Exhibit Index - 2000 Annual Report on Form 10-K.

(d)  Audit Opinion Fiscal Years 1999 and 1998

     The fiscal years ended September 30, 1999 and 1998 have been audited by PricewaterhouseCoopers LLP whose report on those statements is dated March 16, 2001. The consent and opinion of PricewaterhouseCoopers LLP are not included in this Form 10-K.

  EXHIBIT
  NUMBER                                  DESCRIPTION                                   FILED HEREWITH
  ------                                  -----------                                   --------------
        2.1       Second Amended Plan of Reorganization of Gencor                              X
                  Industries, Inc., As Modified    Dated: July 8, 2001

        2.2       Asset Purchase Agreement Re: CPM                                             X

        2.3       First Amendment to Asset Purchase Agreement                                  X

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

EXHIBIT
NUMBER                                  DESCRIPTION                                 FILED HEREWITH
------                                  -----------                                 --------------
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

EXHIBIT
NUMBER                                      DESCRIPTION                                FILED HEREWITH
------                                      -----------                                --------------
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

 4.43                Tranche A Term Note, incorporated by reference to Exhibit
                     10.20 to the Company's Report on Form 8-K filed on December 26, 1996.

 4.44                Tranche B Term Note, incorporated by reference to Exhibit
                     10.21 to the Company's Report on Form 8-K filed on December 26, 1996.

 4.45                Revolving Credit Notes, incorporated by reference to
                     Exhibit 10.22 to the Company's Report on Form 8-K filed on
                     December 26, 1996.

 4.46                Tranche C Term Notes, incorporated by reference to Exhibit
                     10.23 to the Company's Report on Form 8-K, filed on October 27, 1997.

EXHIBIT
NUMBER                                  DESCRIPTION                              FILED HEREWITH
------                                  -----------                             --------------
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

 10.11           1997 Stock Option Plan incorporated by reference to
                 Exhibit A to the Company's Proxy Statement on 14A, filed
                 March 3, 1997.

 10.12           Form of Construction Subcontract dated April 3, 1998 (1)

 16.0 Letter re: change in certifying accountants dated May 8, 2001.

 16.1            Letter re: change in certifying accountants dated December
                 22, 1999.

 21.0            Subsidiaries of the Registrant.                                    X

___________
(1) Portions of this exhibit have been omitted pursuant to a request for confidential treatment.

SIGNATURES


Pursuant to the requirements of Sections 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: October 25th 2001               GENCOR INDUSTRIES, INC.
                                         (Registrant)


                                         /s/ E.J. Elliott
                                         ---------------------------------------
                                         E.J. Elliott
                                         President and Chairman
                                         of the Board

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated. The signatures of Directors constitute a majority of Directors.


/s/ E.J. Elliott                        /s/ Scott W. Runkel
-------------------------------------    ---------------------------------------
E.J. Elliott                             Scott W. Runkel

President and Chairman of the Board      Chief Financial Officer


/s/ John E. Elliott
-------------------------------------
John E. Elliott
Director

                            GENCOR INDUSTRIES, INC.
                            -----------------------

        INDEX TO FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULES
        ---------------------------------------------------------------

                                                                         Page
                                                                         ----

Reports of Independent Certified Public Accountants....................  34

Consolidated Balance Sheets as of September 30, 2000, 1999 and 1998....  35

Consolidated Statements of Operations for the years ended
 September 30, 2000, 1999 and 1998 (As Restated).......................  36

Consolidated Statements of Shareholders' Equity (Deficit) for the years ended September 30, 2000, 1999 and 1998 (As Restated).................  37

Consolidated Statements of Cash Flows for the years ended
 September 30, 2000, 1999 and 1998 (As Restated).......................  38

Notes to Consolidated Financial Statements.............................  39

Financial Statement Schedule:

Schedule II. Valuation and Qualifying Accounts.........................  58

All other schedules are omitted because they are not applicable or the required information is shown in the consolidated financial statements or notes thereto.


Audit Opinion Fiscal Years 1999 and 1998

The fiscal years ended September 30, 1999 and 1998 have been audited by PricewaterhouseCoopers LLP whose report on those statements is dated March 16, 2001. The consent and opinion of PricewaterhouseCoopers LLP are not included in this Form 10-K.

              REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS
              --------------------------------------------------



Board of Directors
Gencor Industries, Inc.
Orlando, Florida


We have audited the accompanying consolidated balance sheet of Gencor Industries, Inc. and subsidiaries as of September 30, 2000, and the related consolidated statements of operations, shareholders' equity (deficit) and cash flows for the year then ended. Our audit also included the financial statement schedule listed in the accompanying index. These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audit. We did not audit the financial statements of CPM/Europe Limited, California Pellet Mill Europe Limited, Silver Weibull Aktiebolag and General Combustion Limited, wholly owned subsidiaries, whose statements reflect total assets constituting 6% of consolidated assets as of September 30, 2000, and total revenues constituting 4% of consolidated revenues for the year then ended. Those statements were audited by other auditors whose reports have been furnished to us, and our opinion, insofar as it relates to the amounts included for CPM/Europe Limited, California Pellet Mill Europe Limited, Silver Weibull Aktiebolag and General Combustion Limited, is based solely on the reports of the other auditors.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit and the reports of the other auditors provide a reasonable basis for our opinion.

In our opinion, based on our audit and the audit reports of the other auditors, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Gencor Industries, Inc. and subsidiaries as of September 30, 2000, and the results of their operations and their cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the financial statement schedule referred to above, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.


Moore Stephens Lovelace, P.A.
Certified Public Accountants

Orlando, Florida
July 11, 2001, except for Notes 2 and 3, as to which the date is September 14, 2001.

                            GENCOR INDUSTRIES, INC.
                          Consolidated Balance Sheets
              All amounts in thousands, except per share amounts

                                                                                                  September 30,
                                                                            -----------------------------------------------------
ASSETS                                                                           2000            1999           1998
                                                                                                           (As Restated,
Current assets:                                                                                             See Note 4)
  Cash and cash equivalents                                                  $ 17,971        $  9,581        $  8,539
  Accounts receivable, less allowance for doubtful accounts
     of $3,146 ($2,870 in 1999 and $5,573 in 1998)                             22,469          29,665          32,394
  Income tax receivable                                                             -           9,664           3,189
  Other receivables                                                             1,661           2,813           3,832
  Inventories                                                                  41,394          39,780          47,276
  Prepaid expenses, including deferred income taxes of $3,597 in 1998           2,374           1,921           4,921
                                                                             --------        --------        --------
           Total current assets                                                85,869          93,424         100,151

Property and equipment, net                                                    33,567          35,777          43,621
Goodwill, net of accumulated amortization of $2,498 ($1,746 in 1999
  and $1,261 in 1998)                                                          12,018          13,107          16,849
Other assets, including deferred income taxes of $1,019 in 1998                 8,492           9,639          12,536
                                                                             --------        --------        --------
           Total assets                                                      $139,946        $151,947        $173,157
                                                                             ========        ========        ========

LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)
Current liabilities:
  Notes payable                                                              $  1,124        $  5,359        $  5,468
  Current portion of long-term debt                                           104,743          96,756          97,079
  Accounts payable                                                             17,079          21,457          18,509
  Customer deposits                                                             1,735           5,445           3,359
  Income and other taxes payable                                                1,362           2,358           1,335
  Accrued expenses                                                             14,629          18,362          16,562
                                                                             --------        --------        --------
           Total current liabilities                                          140,672         149,737         142,312

Post-retirement benefits                                                        2,950           2,630           2,246
Deferred income taxes                                                               -               -           1,872
Other liabilities                                                               3,747           3,855           4,470
                                                                             --------        --------        --------

           Total liabilities                                                  147,369         156,222         150,900
                                                                             --------        --------        --------
Commitments and contingencies

Shareholders' equity (deficit):
  Preferred stock, par value $.10 per share; authorized
   300,000 shares; none issued                                                      -               -               -
  Common stock, par value $.10 per share; 15,000,000 shares authorized;
   6,971,470 shares issued in 2000 and 1999 (6,914,718 in 1998)                   697             697             691
  Class B stock, par value $.10 per share; 6,000,000 shares authorized:
    1,890,398 shares issued in 2000 and 1999 (1,917,150 shares in 1998)           189             189             192
  Capital in excess of par value                                               11,343          11,343          11,288
  Accumulated deficit                                                         (10,110)        (10,902)         13,239
  Accumulated other comprehensive loss                                         (7,743)         (3,803)         (1,354)
  Subscription receivable                                                         (95)            (95)            (95)
  Common stock in treasury, 179,400 shares at cost                             (1,704)         (1,704)         (1,704)
                                                                             --------        --------        --------
                                                                               (7,423)         (4,275)         22,257
                                                                             --------        --------        --------
                                                                             $139,946        $151,947        $173,157
                                                                             ========        ========        ========

          See accompanying notes to consolidated financial statements.

                            GENCOR INDUSTRIES, INC.
                     Consolidated Statements of Operations
                    In thousands, except per share amounts

                                                                               For the Years Ended September 30,
                                                                            --------------------------------------------
                                                                               2000          1999              1998
                                                                                                          (As Restated,
                                                                                                           See Note 4)
Net revenue                                                                 $96,808      $101,399          $125,283
                                                                            -------      --------          --------

Costs and expenses:
     Production costs                                                        69,509        85,915            85,368
     Product engineering and development                                      2,783         4,404             2,971
     Selling, general and administrative                                     20,668        26,193            22,056
     ACP opening balance sheet adjustment                                         -             -             7,001
                                                                            -------      --------          --------
                                                                             92,960       116,512           117,396
                                                                            -------      --------          --------
Operating income (loss)                                                       3,848       (15,113)            7,887
                                                                            -------      --------          --------

Other income (expense):
     Interest income                                                            355            96               160
     Interest expense                                                        (3,194)       (3,220)           (3,260)
     Miscellaneous                                                              111          (883)              (36)
                                                                            -------      --------          --------
                                                                             (2,728)       (4,007)           (3,136)
                                                                            -------      --------          --------
Income (loss) from continuing operations
   before income taxes                                                        1,120       (19,120)            4,751

Income taxes                                                                   (148)       (6,576)            5,987
                                                                            -------      --------          --------
Income (loss) from continuing operations                                      1,268       (12,544)           (1,236)
Discontinued operations
   Operating income (loss) (net of income tax expense of $698 in
    2000, $2,908 in 1999 and $2,299 in 1998)                                   (476)      (11,322)            2,891
                                                                            -------      --------          --------
Net income (loss)                                                           $   792      $(23,866)         $  1,655
                                                                            =======      ========          ========

Basic and diluted earnings (loss) per common share:
Income (loss) from continuing operations                                    $  0.14      $  (1.45)         $  (0.15)
Discontinued operations                                                       (0.05)        (1.30)             0.35
                                                                            -------      --------          --------
Net income (loss)                                                           $  0.09      $  (2.75)         $   0.20
                                                                            =======      ========          ========

         See accompanying notes to consolidated financial statements.

                            GENCOR INDUSTRIES, INC.
           Consolidated Statements of Shareholders' Equity (Deficit)
                           All amounts in thousands

             For the Years Ended September 30, 2000, 1999 and 1998

                                                                                       Retained                     Accumulated
                                                                        Capital in     Earnings                        Other
                                      Common Stock     Class B Stock    Excess of    (Accumulated  Comprehensive   Comprehensive
                                     Shares  Amount   Shares   Amount   Par Value      Deficit)    Income (Loss)   Income (Loss)
 September 30, 1997                   6,546   $ 654   1,766    $ 177     $ 9,356     $   11,804                     $      (684)
  Exchange of shares                     49       5     (49)      (5)          -              -                               -
  Stock options exercised               320      32     200       20       1,127              -                               -
  Purchase of treasury stock              -       -       -        -           -              -                               -
  Cash dividend ($0.025 per share)        -       -       -        -           -           (220)                              -
  Tax benefit on options exercised        -       -       -        -         805              -                               -
  Net income, as restated                 -       -       -        -           -          1,655       $     1,655             -
  Translation adjustment                  -       -       -        -           -              -              (670)         (670)
                                      -----   -----   -----    -----     -------     ----------       -----------   -----------
  Comprehensive income                                                                                $       985
                                                                                                      ===========

 September 30, 1998  - as
   restated                           6,915     691   1,917      192      11,288         13,239                          (1,354)
  Exchange of shares                     27       3     (27)      (3)          -              -                               -
  Stock options exercised                30       3                           55              -                               -
  Cash dividend ($0.030 per share)        -       -       -        -           -           (275)                              -
  Net loss                                -       -       -        -           -        (23,866)      $   (23,866)            -
  Translation adjustment                  -       -       -        -           -              -            (2,449)       (2,449)
                                      -----   -----   -----    -----     -------     ----------       -----------   -----------
  Comprehensive loss                                                                                  $   (26,315)
                                                                                                      ===========

 September 30, 1999                   6,972     697   1,890      189      11,343        (10,902)                         (3,803)
  Net income                              -       -       -        -           -            792       $       792             -
  Translation adjustment                  -       -       -        -           -              -            (3,940)       (3,940)
                                      -----   -----   -----    -----     -------     ----------       -----------   -----------
  Comprehensive loss                                                                                  $    (3,148)
                                                                                                      ===========

 September 30, 2000                   6,972   $ 697   1,890    $ 189     $11,343     $  (10,110)                    $    (7,743)
                                      =====   =====   =====    =====     =======     ==========                     ===========
                                                                             Total
                                     Subscription     Treasury Stock     Shareholders'
                                      Receivable       Shares Cost      Equity (Deficit)
 September 30, 1997                  $        (95)                      $       21,212
  Exchange of shares                            -                                    -
  Stock options exercised                       -                                1,179
  Purchase of treasury stock                    -      179  $ (1,704)           (1,704)
  Cash dividend ($0.025 per share)              -        -         -              (220)
  Tax benefit on options exercised              -        -         -               805
  Net income, as restated                       -        -         -             1,655
  Translation adjustment                        -        -         -              (670)
                                     ------------   ------  --------    --------------
  Comprehensive income


 September 30, 1998  - as
   restated                                   (95)     179    (1,704)           22,257
  Exchange of shares                            -        -         -                 -
  Stock options exercised                       -        -         -                58
  Cash dividend ($0.030 per share)              -        -         -              (275)
  Net loss                                      -        -         -           (23,866)
  Translation adjustment                        -        -         -            (2,449)
                                     ------------   ------  --------    --------------
  Comprehensive loss


 September 30, 1999                           (95)     179    (1,704)           (4,275)
  Net income                                    -        -         -               792
  Translation adjustment                        -        -         -            (3,940)
                                     ------------   ------  --------    --------------
  Comprehensive loss


 September 30, 2000                  $        (95)     179  $ (1,704)   $       (7,423)
                                     ============   ======  ========    ==============

         See accompanying notes to consolidated financial statements.

                            GENCOR INDUSTRIES, INC.
                     Consolidated Statements of Cash Flows
                           All amounts in thousands

                                                                                    For the Years Ended September 30,
                                                                                    --------------------------------
                                                                             2000                    1999               1998
                                                                                                                     (As Restated,
                                                                                                                      See Note 4)
Cash flows from operations:
  Net income (loss)                                                        $     792              $  (23,866)          $  1,655
  Adjustments to reconcile net income (loss)
  to cash provided by (used for) operations:
     Gain on sale of division                                                      -                       -               (712)
     Depreciation and amortization                                             5,240                   4,731              5,296
     Gain on sale of assets                                                     (247)                      -                  -
     Postretirement benefits                                                     320                     384                288
     Bad debt expense                                                            262                   2,270              2,264
     Impairment of long-lived assets and goodwill                                  -                   4,846                  -
     Unrecoverable deposits                                                        -                   3,923                  -
     ACP opening balance sheet adjustments                                         -                       -              7,001
     Change in assets and liabilities - net of businesses acquired:
          Income tax receivable                                                9,664                  (6,475)            (3,189)
          Accounts receivable                                                  5,894                   1,769              2,624
          Other receivables                                                    1,152                   1,019             (1,751)
          Inventories                                                         (1,614)                  7,496              1,627
          Prepaid expenses                                                      (453)                  1,981              1,020
          Other assets                                                           635                  (5,393)             2,292
          Deferred income taxes                                                    -                   2,744             (2,107)
          Accounts payable                                                    (4,378)                  2,948             (7,139)
          Customer deposits                                                   (3,710)                  2,086             (8,859)
          Income and other taxes payable                                        (996)                  1,023                793
          Accrued expenses                                                     6,556                   1,800             (3,307)
          Other liabilities                                                   (3,785)                   (169)               575
                                                                           ---------              ----------           --------
                 Total adjustments                                            14,540                  26,983             (3,284)
                                                                           ---------              ----------           --------
Cash provided by (used for) operations                                        15,332                   3,117             (1,629)
                                                                           ---------              ----------           --------
Cash flows from investing activities:
     Cash paid for business acquired                                               -                       -             (3,240)
     Proceeds received for division sold                                           -                       -              1,270
     Capital expenditures, net                                                (1,624)                 (1,613)            (5,386)
     Proceeds from sale of property and equipment                                442                     633                  -
     Acquisition costs                                                             -                       -             (1,304)
                                                                           ---------              ----------           --------
Cash used for investing activities                                            (1,182)                   (980)            (8,660)
                                                                           ---------              ----------           --------
Cash flows from financing activities:
     Net (reduction) increase in notes payable                                (2,928)                   (109)             5,424
     Repayment of debt                                                        (7,802)                 (4,823)           (50,449)
     Borrowings                                                                5,500                   4,500             53,696
     Cash dividends paid                                                           -                    (275)              (220)
     Issuance of common stock                                                      -                      58                252
                                                                           ---------              ----------           --------
Cash (used for) provided by financing activities                              (5,230)                   (649)             8,703
                                                                           ---------              ----------           --------
Effect of exchange rate changes on cash                                         (530)                   (446)              (162)
                                                                           ---------              ----------           --------
Net increase (decrease) in cash                                                8,390                   1,042             (1,748)
Cash and cash equivalents at:
     Beginning of year                                                         9,581                   8,539             10,287
                                                                           ---------              ----------           --------
     End of year                                                           $  17,971              $    9,581           $  8,539
                                                                           =========              ==========           ========

         See accompanying notes to consolidated financial statements.

                            GENCOR INDUSTRIES, INC.
                            -----------------------

                  Notes to Consolidated Financial Statements
                  ------------------------------------------
              All amounts in thousands, except per share amounts

NOTE 1 - NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Gencor Industries, Inc. and its subsidiaries (collectively the "Company") design and manufacture process equipment primarily utilized in the asphalt, agricultural, and food industries (See Note 3).

On April 9, 1998, the Board of Directors authorized a 2-for-1 stock split to shareholders of record as of April 22, 1998, effective May 4, 1998. As a result of the split, 3,272,870 additional common shares and 883,094 additional Class B shares were issued and paid-in capital was reduced by $415. All references in the consolidated financial statements and footnotes thereto reflect the effect of the stock split.

These consolidated financial statements include the accounts of the Company and its subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.

Use of Estimates
----------------

The preparation of the consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Net Income (Loss) Per Share
---------------------------

The financial statements include "basic" and "diluted" per share information. Basic and diluted per share information is calculated by dividing income (loss) from continuing operations, income (loss) from discontinued operations and net income (loss) by the weighted average number of shares outstanding. Diluted per share information is the same as basic in 1999 and 1998 because the impact of potential common stock equivalents on the basic income (loss) from continuing operations per share is antidilutive.

The following presents the calculation of the basic and diluted income (loss) per share from continuing operations for the years ended September 30, 2000, 1999 and 1998:

                                       2000                              1999                             1998
                          --------------------------------  ----------------------------------  --------------------------------
                                               Per Share                          Per Share                           Per Share
                          Income    Shares       Amount       Loss      Shares      Amount        Loss     Shares       Amount
Basic and diluted EPS     $1,268   8,682,468      $0.14     $(12,544)  8,681,400    $(1.45)     $(1,236)  8,346,273    $(0.15)
                          ======   =========      =====     ========   =========    ======      =======   =========    ======

Approximately 1,500,000 options to purchase common stock have not been included as common stock equivalents in the fiscal 2000, 1999 and 1998 per share calculations since the effect would not be dilutive or would be antidilutive.

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

Foreign Currency Translation
----------------------------

Assets and liabilities of the Company's foreign subsidiaries are translated into U.S. dollars at the applicable rate of exchange in effect at the end of the fiscal year. Revenue and expense accounts are translated at the average rate of exchange during the period and equity accounts are translated at the rate in effect when the transactions giving rise to the balances took place. Gains and losses resulting from translation are included in "Accumulated Other Comprehensive Income (Loss)." Gains and losses resulting from foreign currency transactions are included in income.

Risk Management
---------------

Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash and cash equivalents, accounts receivable and interest rate swap agreements. The Company maintains its cash accounts in various domestic and foreign financial institutions. Domestic funds are swept daily into interest-bearing overnight repurchase agreements invested in U.S. government securities. The Company's customers are not concentrated in any specific geographic region, but are concentrated in the highway construction and animal feed industries. The Company extends limited credit to its customers based upon their creditworthiness and generally requires a significant up-front deposit before beginning construction and full payment subject to hold-back provisions, prior to shipment on asphalt plant orders. The Company establishes an allowance for doubtful accounts based upon the credit risk of specific customers, historical trends and other pertinent information.

Periodically, the Company will enter into foreign currency forward exchange contracts with major financial institutions to hedge certain loans and trade accounts receivables against adverse fluctuations in exchange rates. Gains or losses on such contracts, which are designated as a hedge, are deferred and included in determining the basis of the related assets. Gains and losses on forward exchange contracts, which do not qualify as hedges, are reported in other income (expense). At September 30, 2000 and 1999, the Company had no forward exchange contracts. However, the Company expects to continue to utilize foreign currency exchange contracts to manage its exposure, although there can be no assurance that Company's efforts in this regard will be successful.

The Company will utilize derivative financial instruments in order to hedge its exposure to interest rate and foreign currency fluctuations. The Company enters into hedging relationships such that changes in the cash flows of items and transactions being hedged are expected to be offset by corresponding changes in the value of the derivatives. Any differential is accrued as interest rates change and is recorded in interest expense. Gains and losses on any derivative financial instruments which do not qualify for hedge accounting are recognized currently in the statement of operations. At September 30, 2000 and 1999, the Company had no derivative financial instruments.

The Company does not believe there is a significant risk of non-performance by the counterparties to these foreign currency exchange contracts or derivative financial instruments.

In 1999, the Financial Accounting Standards Board (FASB) amended the effective date for Statement of Financial Accounting Standards (SFAS) 133, "Accounting for Derivative Instruments and Hedging Activities" to fiscal years beginning after June 15, 2000. This statement establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. If certain conditions are met, a derivative may be specifically designated as a hedge. The accounting for changes in the fair value of a derivative depends on the intended use of the derivative and the resulting designation of the hedge exposure. Depending on how the hedge is used and the designation, the gain or loss due to changes in the fair value is reported either in earnings or in other comprehensive income. Adoption of the statement, which is required for the Company's year 2001 financial statements, will have no significant impact on the Company.

Inventories
-----------

Inventories are stated at the lower of cost or market. The Company uses the last-in, first-out (LIFO) method of determining cost for substantially all inventories in the United States. All other inventories are accounted for using the first-in, first-out (FIFO) method.

Used equipment, acquired by the Company by trade in from customers acquiring new equipment, is valued at estimated realizable value at the time of trade in.

Property and Equipment
----------------------

Property and equipment are stated at cost. Depreciation of property and equipment, including depreciation on assets acquired under capital leases, is computed using straight-line and accelerated methods over the estimated useful lives of the related assets.

Assets held for resale, which are comprised of property, machinery and equipment primarily within the food segment, approximated $2,980, $2,991 and $5,805 as of September 30, 2000, 1999 and 1998, respectively. The assets are stated at lower of depreciated cost or fair value less cost to sell and are no longer depreciated.

Depreciation of property and equipment, including depreciation on assets acquired under capital leases, is computed using straight-line and accelerated methods over the estimated useful lives of the related assets as follows:

                                                   Years

                 Land improvements                    5
                 Buildings and improvements        6-40
                 Machinery and equipment           2-10
                 Furniture and equipment           3-10
                 Vehicles                           5-7

Goodwill
--------

Goodwill, the excess of the purchase price over the fair value of net assets of businesses acquired, is being amortized over 25 years using the straight-line method.

Impairments
-----------

If the carrying value of an asset, including associated intangibles and goodwill, exceeds the sum of estimated undiscounted future cash flows, an impairment loss is recognized for the difference between estimated fair value and carrying value.

Equity Investments
------------------

Investments in unconsolidated investees, in which the Company has a 20% to 50% interest, are accounted for using the equity method whereby the initial investment is recorded at cost and is adjusted for the Company's proportionate share of the undistributed earnings or losses.

As of September 30, 2000, 1999 and 1998, the Company owns a 45% interest in Carbontronics LLC and a 25% interest in Carbontronics Fuels LLC. These equity interests were obtained as part of contracts to build four synthetic fuel production plants during 1998. The Company has no basis in these equity investments or requirement to provide future funding. Any income arising from these investments is dependent upon tax credits (adjusted for operating losses at the fuel plants) being generated as a result of synthetic fuel production, which will be recorded as received. No significant income was derived from these equity investments in fiscal 2000, 1999 and 1998.

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

Deferred tax assets and liabilities are measured using the rates expected to apply to taxable income in the years in which the temporary differences are expected to reverse and the credits are expected to be used. The effect on deferred tax assets and liabilities of the change in tax rates is recognized in income in the period that includes the enactment date. An assessment is made as to whether or not a valuation allowance is required to offset deferred tax assets.

Accounting for Stock-Based Compensation
---------------------------------------

The Company measures compensation expense for employee and director stock options as the aggregate difference between the market and exercise prices of the options on the date that both the number of shares the grantee is entitled to receive and the purchase price are known.

Comprehensive Income (Loss)
---------------------------

Other Comprehensive Income (Loss) consists of net income (loss) and includes all other changes in shareholders' equity (deficit) except those resulting from investments by owners and distributions to them. For all years presented, the Company's comprehensive income (loss), which encompasses net income (loss) and foreign currency translation adjustments, is separately displayed in the consolidated statement of shareholders' equity (deficit).

Reporting Segments
------------------

Information concerning principal geographic areas for the continuing operations is as follows:

                                  2000                            1999                             1998
                        -------------------------       --------------------------        -------------------------
                                       Long-Term                        Long-Term                        Long-Term
                         Revenues        Assets           Revenues        Assets           Revenues        Assets
United States             $70,391       $11,126           $ 68,195       $13,514           $103,321       $14,138
United Kingdom             26,417         5,405             33,204         6,559             21,962         6,991
                          -------       -------           --------       -------           --------       -------

Total                     $96,808       $16,531           $101,399       $20,073           $125,283       $21,129
                          =======       =======           ========       =======           ========       =======

Revenues are attributed to geographic areas based on the location of the assets producing the revenues. For 2000 and 1999, sales to any particular customer were not significant. During 1998, revenues generated from one customer, included in the continuing operations, accounted for more than 10% of total consolidated revenues at approximately $26,000.

New Accounting Pronouncements
-----------------------------

During 2001, the Financial Accounting Standards Board issued Statements of Financial Accounting Standards No. 141 (SFAS 141), "Business Combinations", and No.142 (SFAS 142), "Goodwill and Other Intangible Assets." SFAS 141 addresses financial accounting and reporting for goodwill and other intangible assets acquired in a business combination at acquisition. SFAS 141 requires the purchase method of accounting to be used for all business combinations initiated after June 30, 2001; establishes specific criteria for the recognition of intangible assets separately from goodwill; and requires unallocated negative goodwill to be written off immediately as an extraordinary gain (instead of being deferred and amortized). SFAS 142 addresses financial accounting and reporting for intangible assets acquired individually or with a group of other assets (but not those acquired in a business combination) at acquisition. SFAS 142 also addresses financial accounting and reporting for goodwill and other intangible assets subsequent to their acquisition. SFAS 142 provides that goodwill and intangible assets which have indefinite useful lives will not be amortized but rather will be tested at least annually for impairment. It also provides that intangible assets that have finite useful lives will continue to be amortized over their useful lives, but those lives will no longer be limited to forty years. SFAS 141 is effective for all business combinations initiated after June 30, 2001 and for all business combinations accounted for by the purchase method for which the date of acquisition is after June 30, 2001. The provisions of SFAS 142 are effective for reporting periods beginning after December 15, 2001. The Company is considering the provisions of SFAS No. 141 and No. 142 and at present has not determined the impact of adopting SFAS 141 and SFAS 142.

Reclassification
----------------

Certain prior year amounts in the consolidated financial statements have been reclassified to conform to the current year presentation.

NOTE 2 - BANKRUPTCY PROCEEDINGS

As of September 1999, the Company was in default of the terms and conditions of its Senior Secured Credit Facility and Industrial Revenue Bond Indenture. In November 1999, the Senior Secured Lenders accelerated their demand for payment in full. During April 2000, certain of the Company's lenders filed an Involuntary Petition under Chapter 11 of the U.S. Bankruptcy Code. On September 13, 2000 (the "Petition Date"), the Company and certain of its subsidiaries ("the Debtors") filed voluntary petitions commencing cases under Chapter 11 of the U. S. Bankruptcy Code. The Company and certain of its subsidiaries began operating its businesses as debtors-in-possession under Chapter 11 of the U. S. Bankruptcy Code. Substantially all liabilities as of the petition date are subject to compromise or other treatment under a plan of reorganization, and actions to enforce or otherwise effect payment of all pre-petition liabilities are stayed. As a debtor-in-possession, the Company and its subsidiaries continue to operate its businesses and reorganize its financial affairs for its own benefit and that of its creditors.

On April 13, 2001, the Debtors filed the Amended Plan of Reorganization of Gencor Industries, Inc. (the "Amended Plan"), dated April 9, 2001 with the Bankruptcy Court providing essentially for 100% payment of all secured and unsecured creditors and no dilution or diminution to the equity holders. The Amended Plan was confirmed on July 11, 2001.


The Amended Plan will become effective on or before October 30, 2001, unless extended (the "Effective Date"). Pursuant to the Amended Plan, as of the Effective Date, the approved sale of Consolidated Process Machinery's (CPM) domestic and foreign pellet operations was to be consummated (see Note 3 - Discontinued Operations). The sale was in fact consummated on May 29, 2001 for $52 million. The net proceeds from the sale were used to reduce the outstanding balance of the Senior Secured Lenders. Under the Amended Plan, all of the Company's debts will be satisfied in full. Also by the Effective Date, the Senior Secured Lenders and the Debtor are to have closed an Amended and Restated Senior Secured Credit Agreement, which would specify that the remaining claims of the Senior Secured Lenders of approximately $33 million are to be paid over a four-year period. The remaining debt balance is due in 2005. It is management's intention to refinance any remaining outstanding balance. This agreement will contain certain financial and other restrictive covenants. The Company intends to emerge from bankruptcy on the Effective Date.


These consolidated financial statements do not include any adjustments, which may arise as a result of the Company's bankruptcy proceedings.

NOTE 3 - DISCONTINUED OPERATIONS

As part of its planned reorganization, in September 2000, the Company announced its intent to dispose of its food segment. Accordingly, the Company reported the results of the operations of the food processing equipment manufacturing business as discontinued operations.

Certain information with respect to discontinued operations is summarized as follows:

                                                                    2000                 1999                      1998
Net revenue                                                        $81,044             $ 99,888                  $120,675
Costs and expenses                                                  80,822              108,302                   115,485
                                                                   -------             --------                  --------
Income (loss) from discontinued operations
   before income taxes                                                 222               (8,414)                    5,190
Income taxes                                                           698                2,908                     2,299
                                                                   -------             --------                  --------
Income (loss) from discontinued operations,
   net of income taxes                                             $  (476)            $(11,322)                 $  2,891
                                                                   =======             ========                  ========

Assets and liabilities of the discontinued operations were as follows:

                                                                    2000                 1999                1998
Current assets                                                    $ 43,947             $ 47,307            $ 52,029
Property, plant and equipment, net                                  19,001               19,082              26,577
Other assets                                                        18,390               19,626              25,555
Current liabilities                                                (34,581)             (42,543)            (36,222)
Long-term liabilities                                               (8,435)              (7,901)             (8,191)
                                                                  --------             --------            --------
Net assets of discontinued operations                             $ 38,322             $ 35,571            $ 59,748
                                                                  ========             ========            ========

On May 29, 2001, the Company sold the stock of CPM's foreign pellet subsidiaries and the assets and certain liabilities of the domestic pellet subsidiaries for approximately $52 million in cash. The net sale proceeds were used to pay-down the outstanding loan balance of the senior secured lenders. The Company's domestic and foreign food processing machinery operations located in Colorado, Sweden and Brazil were not included in the aforementioned sale. The Company intends to dispose of these operations. In September 2001, the Swedish operation was placed into receivership. The Company anticipates that it will realize a net gain on the disposal of its discontinued operations.

NOTE 4 - RESTATEMENT

Subsequent to the issuance of the Company's consolidated financial statements as of and for the year ended September 30, 1998, Company management determined that certain accounting irregularities and other improprieties had occurred at one of its subsidiaries, Gencor ACP, Ltd. ("ACP"). The Chairman and Chief Financial Officer of ACP were determined to be responsible for the accounting irregularities and other improprieties and were therefore terminated in January 1999. The accounting irregularities primarily related to an overstatement of ACP's net assets in the opening balance sheet as of October 1, 1997 of approximately $7,000 as well as misstatement of fiscal 1998 revenues and costs resulting in an overstatement of fiscal 1998 income.

As a result of its investigation into matters involving its subsidiary, ACP, the Company determined that ACP had entered into various transactions in fiscal 1998 for engineering services, inventory and contract services with companies affiliated with the ACP's former Chairman and former Chief Financial Officer. The following companies affiliated with the former Chairman and former Chief Financial Officer received the following amounts: Recycling Equipment International, Ltd. - $302; Roadmec International Ltd. - $765; R.J. Driscoll Sons, Ltd. - $348; Intermek, Ltd. - $118; Lewis Electric (NI) Ltd. - $807. Such transactions are included in the financial statements as of and for the year ended September 30, 1998. The Company believes that some of these transactions may have reflected upon the subsidiary a less favorable treatment than generally available from independent third parties. During 1999, the Company initiated recovery efforts against the responsible parties.

As a result of the findings of the investigation in the irregularities at ACP, the 1998 consolidated financial statements have been restated from the amounts previously reported. The Company's 1998 reported revenues were reduced by approximately $3,200 and net income by approximately $10,900 or $1.30 per share.

In June 2001, ACP was reorganized under the direction of a receiver. The assets and business were sold to Gencor Industries, Limited, another wholly-owned subsidiary of the Company. The name of the subsidiary was changed to Gencor International, Limited.

In addition to the restatement for the irregularities at ACP, certain other accounts were restated from those previously reported.

The following presents the effects on the 1998 consolidated balance sheet and statement of operations of the restatement:

                          CONSOLIDATED BALANCE SHEET

                              September 30, 1998



                                                                   ACP               Other
                                              As Previously     Restatement       Restatement           As
Assets                                           Reported       Adjustments       Adjustments        Restated
Current assets:
  Cash and cash equivalents                    $  8,848          $   (309)                 -         $  8,539
  Accounts receivable, net                       41,561            (5,346)          $     11           36,226
  Income tax receivable                           1,419                 -              1,770            3,189
  Inventories                                    50,332            (1,416)            (1,640)          47,276
  Prepaid expenses                                3,535               (75)             1,461            4,921
                                               --------          --------           --------         --------
           Total current assets                 105,695            (7,146)             1,602          100,151
Property and equipment, net                      43,782              (161)                 -           43,621
Goodwill, net                                    18,058            (1,137)               (72)          16,849
Other assets                                     14,524                 -             (1,988)          12,536
                                               --------          --------           --------         --------
                                               $182,059          $ (8,444)          $   (458)        $173,157
                                               ========          ========           ========         ========
Liabilities and Shareholders' Equity

Current liabilities:
  Notes payable                                $  5,102          $    231           $    135         $  5,468
  Current portion of long-term debt               7,569               148             89,362           97,079
  Accounts payable                               15,715             2,801                 (7)          18,509
  Customer deposits                               4,888                 -             (1,529)           3,359
  Net other and income taxes payable                 81                 -              1,254            1,335
  Accrued expenses                               14,927               685                950           16,562
                                               --------          --------           --------         --------
           Total current liabilities             48,282             3,864             90,166          142,312
Postretirement benefits                           2,246                 -                  -            2,246
Deferred income taxes                             1,884            (1,062)             1,050            1,872
Other liabilities                                 3,495              (421)             1,396            4,470
Long-term debt                                   89,510                 -            (89,510)               -
                                               --------          --------           --------         --------
Total liabilities                               145,417             2,381              3,102          150,900
                                               --------          --------           --------         --------
Contingencies and commitments
Shareholders' equity:
  Common stock                                      691               622               (622)             691
  Class B stock                                     192                 -                  -              192
  Capital in excess of par                       11,287                 -                  1           11,288
  Retained earnings                              26,667           (10,881)            (2,547)          13,239
  Cumulative translation adjustment                (396)             (567)              (391)          (1,354)
  Subscription receivable                           (95)                -                  -              (95)
  Common stock in treasury                       (1,704)                -                  -           (1,704)
                                               --------          --------           --------         --------
                                                 36,642           (10,825)            (3,560)          22,257
                                               --------          --------           --------         --------
                                               $182,059          $ (8,444)          $   (458)        $173,157
                                               ========          ========           ========         ========

                       CONSOLIDATED STATEMENT OF INCOME

                     For the Year Ended September 30, 1998

                                                                        ACP             Other
                                                 As Previously      Restatement      Restatement          As
                                                    Reported        Adjustments      Adjustments       Restated
Net revenue                                         $128,527        $ (3,244)         $     -          $125,283

Costs and expenses:
  Production costs                                    81,915             259            3,194            85,368
  Product engineering and development                  2,971               -                -             2,971
  Selling, general and administrative
   expenses                                           20,001             907            1,148            22,056
  ACP opening balance sheet adjustment                     -           7,001                -             7,001
                                                    --------        --------          -------          --------
                                                     104,887           8,167            4,342           117,396
                                                    --------        --------          -------          --------
Operating income                                      23,640         (11,411)          (4,342)            7,887

Other income (expense):
  Interest income                                        155               5                -               160
  Interest expense                                    (3,170)            525             (615)           (3,260)
  Miscellaneous                                         (195)              -              159               (36)
                                                    --------        --------          -------          --------
                                                      (3,210)            530             (456)           (3,136)
Income from continuing operations
  before income taxes                                 20,430         (10,881)          (4,798)            4,751

Income taxes                                           8,342               -           (2,355)            5,987
                                                    --------        --------          -------          --------
Income (loss) from continuing operations              12,088         (10,881)          (2,443)           (1,236)
Discontinued operations:
Income (loss) from discontinued
    operations (net of tax)                            2,994               -             (103)            2,891
                                                    --------        --------          -------          --------
Net income (loss)                                   $ 15,082        $(10,881)         $(2,546)         $  1,655
                                                    ========        ========          =======          ========

Basic earnings (loss) per common share:
  Income (loss) from continuing
   operations                                       $   1.95                                           $  (0.15)
  Discontinued operations                              (0.14)                                              0.35
  Net income (loss)                                 $   1.81                                           $   0.20
                                                    ========                                           ========

Dilute earnings (loss) per common share:
  Income (loss) from continuing
   operations                                       $   1.64                                           $  (0.15)
  Discontinued operations                              (0.12)                                              0.35
  Net income (loss)                                 $   1.52                                           $   0.20
                                                    ========                                           ========

NOTE 5 - ACQUISITIONS

In connection with a proposed acquisition during fiscal 1999, the Company signed a letter of intent and deposited approximately $3,500 in escrow relating to an acquisition. As a result of concerns raised during the Company's due diligence, the acquisition was terminated. However, the sellers took the position that the deposit was non-refundable and refused to return the amount deposited. The Company commenced litigation against the seller to recover the deposit. Counsel for the Company did not express an opinion on the probability of the Company recovering the deposit. The Company charged the deposit and approximately $400 of acquisition related expenses to operations in fiscal 1999. In fiscal 2001, the Company recovered approximately $2,500 of this deposit.

Effective October 1, 1997, the Company acquired ACP Holdings P.L.C., a United Kingdom-based designer and manufacturer of heavy machinery for the road construction and quarrying industries for approximately $3.2 million in cash. Following the acquisition, ACP Holdings P.L.C. was renamed Gencor ACP Holdings, Ltd. Under the terms of the agreement, the Company could be required to issue up to 480,000 shares of the Company's common stock as additional purchase price, contingent upon ACP achieving specified earnings levels through September 30, 2000. Based upon the discovery of accounting irregularities, other improprieties and operating losses at ACP, the agreement providing for the issuance of the 480,000 shares of stock was cancelled in fiscal year 2001.

The transaction was accounted for as a purchase and the assets acquired and liabilities assumed have been included in the accompanying balance sheet at their fair value as of the acquisition date after adjustment for the improprieties discussed above. Total assets acquired approximated $13,800, liabilities assumed approximated $17,800, and the excess of the amount paid over the fair value of the assets acquired, after the opening balance sheet adjustment totaling $7,000, was approximately $500.


NOTE 6 - INVENTORIES

Inventories at September 30 consist of the following:

                                         2000              1999           1998

Raw materials                         $17,532           $13,602        $14,572
Work in process                         7,705            11,047         14,470
Finished goods                         15,034            13,548         17,846
Used equipment                          1,123             1,583            388
                                      -------           -------        -------
                                      $41,394           $39,780        $47,276
                                      =======           =======        =======

At September 30, 2000, accumulated costs of approximately $924 on major contracts, net of progress payments of approximately $150 and estimated earnings of approximately $700, amount to approximately $1,474 and are included in work-in-process inventory. At September 30, 1999, accumulated costs of approximately $3,551 on major contracts, net of progress payments of approximately $2,754, and estimated earnings of approximately $1,683 amount to approximately $2,480 and are included in work-in-process inventory. At September 30, 1998, accumulated costs of approximately $4,800 on major contracts, net of progress payments of approximately $1,468, and estimated earnings of approximately $2,102 amount to approximately $5,434 and are included in work-in-process inventory.

At September 30, 2000, 1999 and 1998, cost is determined by the last-in, first-out (LIFO) method for 67%, 66% and 70%, respectively, of total inventories, exclusive of progress payments, and the first-in, first-out (FIFO) method for all other inventories. At September 30, 2000, 1999 and 1998, the estimated current cost of inventories exceeded their LIFO basis by approximately $50, $1,633 and $2,376, respectively.

NOTE 7 - PROPERTY AND EQUIPMENT

Property and equipment at September 30 consist of the following:

                                                   2000       1999       1998

Land and improvements                          $  5,215   $  5,329   $  6,608
Building and improvements                        26,939     27,217     23,057
Machinery and equipment                          22,189     23,123     34,930
Tools, jigs and dies                                127        120        120
Furniture and equipment                           7,928      7,812      6,507
Vehicles                                          1,040      1,003      1,555
Construction in progress                            497        474      1,694
                                               --------   --------   --------
                                                 63,935     65,078     74,471
Less:  Accumulated depreciation                 (30,368)   (29,301)   (30,850)
                                               --------   --------   --------
                                               $ 33,567   $ 35,777   $ 43,621
                                               ========   ========   ========

Property and equipment as presented above includes approximately $15,500 of fully depreciated assets which remain in service during fiscal 2000.

During fiscal 1998, management committed to the closing of an excess domestic manufacturing facility. The carrying value of the equipment, approximately $2,800, was written down to estimated fair value during fiscal 1998 and an impairment loss of $1,500 was recorded. The equipment was sold to a third party for $1,300 in fiscal 1999. Management believes that no impairment reserve is required for the real estate related to this facility as the estimated market value exceeds its carrying value of $2.9 million at September 30, 2000.

Substantially all of the Company's property and equipment is pledged as collateral for the Company's debt.

Depreciation expense for the years ended September 30, 2000, 1999 and 1998 was approximately $3,639, $3,578 and $4,113, respectively. There was no interest capitalized during 2000, 1999 or 1998.

NOTE 8 - OTHER ASSETS

Other assets at September 30 consist of the following:

                                                2000         1999        1998

Deposits                                      $3,202       $3,323     $ 4,459
Deferred acquisition costs, net                2,236        2,342       3,151
Deferred loan costs, net                         660        1,145       1,631
Deferred income tax assets                         -            -       1,019
Other                                          2,394        2,829       2,276
                                              ------       ------     -------
                                              $8,492       $9,639     $12,536
                                              ======       ======     =======

As a result of a reevaluation of the carrying amount of deferred acquisition costs related to the Company's Gumaco subsidiary in fiscal 1999, the Company wrote off the balance of such costs relating to Gumaco totaling $685.

As a result of finalization of certain acquisition costs, the Company reduced other assets by $1,309 and increased goodwill by a corresponding amount in 1998. Additionally, the Company recorded certain deferred tax assets in the amount of $1,019 in connection with the finalization of the Gumaco acquisition.

NOTE 9 - GOODWILL

Goodwill at September 30 is as follows:

                                                   2000      1999       1998

Goodwill                                         $14,477   $14,853    $18,110
Accumulated amortization                          (2,459)   (1,746)    (1,261)
                                                 -------   -------    -------
Net                                              $12,018   $13,107    $16,849
                                                 =======   =======    =======


As a result of a reevaluation of the carrying value of the goodwill relating to the Company's Gumaco subsidiary in fiscal 1999, the Company wrote off the balance of goodwill relating to Gumaco totaling $ 3,374.

NOTE 10 - ACCRUED EXPENSES

Accrued expenses consist of the following at September 30:

                                                     2000      1999      1998

Payroll and related accruals                      $ 5,690   $ 5,792   $ 5,621
Warranty and related accruals                       1,985     5,020     2,862
Acquisition costs                                     314       314     1,129
Professional fees                                   1,930     2,622       350
Interest                                                -     1,409     1,828
Sales and property taxes                              103        74       393
Other                                               4,607     3,131     4,379
                                                  -------   -------   -------
Total                                             $14,629   $18,362   $16,562
                                                  =======   =======   =======

NOTE 11 - INCOME TAXES

The provision for income taxes for continuing operations consists of:

                                                   2000       1999       1998

Current:
  Federal                                         $   -    $(7,852)   $ 7,231
  State                                               -          -        685
  Foreign                                          (148)        13          -
                                                  -----    -------    -------
     Total current expense (benefit)               (148)    (7,839)     7,916
Deferred:
  Federal                                             -      1,186     (1,901)
  State                                               -         77        (28)
  Foreign                                             -          -          -
                                                  -----    -------    -------
     Total deferred tax expense (benefit)             -      1,263     (1,929)
                                                  -----    -------    -------
Provision for (benefit from) income taxes         $(148)   $(6,576)   $ 5,987
                                                  =====    =======    =======

The difference between the U.S. federal income tax rate and the Company's effective income tax rate for the continuing operations is as follows:

                                                                      2000            1999          1998
Federal income tax rate                                              35.0 %          35.0 %        35.0 %
State income taxes, net of federal income tax benefit                    -            (0.1)          9.0
Difference arising from transactions with, and profit
  and loss of, foreign subsidiaries not deductible or
  includable for U.S. federal income tax purposes                    (48.2)           (0.1)         78.4
Other, net                                                               -            (0.4)          3.6
                                                                    ------           -----        ------
                                                                    (13.2)%          34.4 %       126.0 %
                                                                    ======           =====        ======

Deferred taxes are recorded as follows:

                                                                        2000              1999          1998
Deferred tax assets (liabilities):
    Depreciation and amortization                                   $ (2,792)         $ (2,140)      $(1,714)
    Other                                                               (151)             (151)         (159)
                                                                    --------          --------       -------
         Gross deferred tax liabilities                               (2,943)           (2,291)       (1,873)
                                                                    --------          --------       -------
  Allowance for doubtful accounts                                      1,154               888         1,376
  Accrued expenses and other                                           2,893             2,196         1,282
  Inventory cost adjustments                                           1,734               342             -
  Foreign net operating losses (NOLs)                                  5,592             7,675         5,553
  Domestic tax credits and NOLs                                        2,326             3,512             -
                                                                    --------          --------       -------
         Gross deferred tax assets                                    13,699            14,613         8,211
                                                                    --------          --------       -------
                                                                      10,756            12,322         6,338
  Less:  Valuation allowance                                         (10,756)          (12,322)       (3,595)
                                                                    --------          --------       -------
             Net deferred tax asset                                 $      -          $      -       $ 2,743
                                                                    ========          ========       =======


A valuation allowance has been recorded for all net deferred tax assets at September 30, 2000 and 1999. A valuation allowance was established as of September 30, 1998 for the deferred tax assets relating to the foreign net operating losses generated from the United Kingdom and Swedish operations. Management determined based on evaluation of current factors, that it was more likely than not that such amounts will not be realized.

At September 30, 2000, domestic net operating losses approximated $1.7 million, which were available to offset future taxable income. These net operating losses expire in the year 2020.

At September 30, 2000, Brazilian and Swedish net operating losses approximated $14,400 and $1,000, respectively, which are available to offset future taxable income. These net operating losses may be carried forward indefinitely.

Accumulated deficits of non-U.S. subsidiaries, included in consolidated retained earnings (deficit), amounted to ($28,326), ($23,034) and ($11,577) as of September 30, 2000, 1999 and 1998, respectively. The Company follows the policy of indefinitely reinvesting foreign earnings, if any, to expand its international operations. Accordingly, the Company will not provide U.S. income taxes on any future earnings. In the event any earnings of non-U.S. subsidiaries are repatriated, the Company will provide U.S. income taxes upon repatriation of such earnings which will be offset by applicable foreign tax credits, subject to certain limitations.

Total income taxes paid during fiscal 2000, 1999 and 1998 were $100, $212 and $12,285, respectively.

NOTE 12 - RETIREMENT BENEFITS

Retirement Benefits Other than Pensions
---------------------------------------

The Company sponsored a post-retirement plan (the "Plan") that covered certain domestic employees. The Plan provides for healthcare benefits and, in some instances, life insurance benefits and is contributory with amounts adjusted annually. When covered full-time employees retire between age 55 and age 65 with 15 years of service, they would have been eligible to receive, at a cost to the retiree, certain healthcare benefits identical to those available to active employees. After attaining age 65, an eligible retiree's healthcare benefit coverage will become coordinated with Medicare.

The recorded liabilities for these post-retirement benefits, none of which have been funded, at September 30 are listed below:

                                                                        2000            1999            1998
Accumulated post-retirement benefit obligation:
  Retirees                                                            $    -          $    -          $    -
  Active employees                                                     2,950           2,380           2,060
                                                                      ------          ------          ------
Unfunded accumulated post-retirement benefit obligation                2,950           2,380           2,060
Unrecognized net gain                                                      -             250             186
                                                                      ------          ------          ------
Accrued post-retirement benefit cost                                  $2,950          $2,630          $2,246
                                                                      ======          ======          ======

The components of net periodic post-retirement benefits cost including service costs and interest costs were $320, $320 and $288 for the years ended September 30, 2000, 1999 and 1998, respectively.

The discount rate used in determining the accumulated post-retirement benefit obligation was 7.25% at September 30, 2000 and 1999. The assumed healthcare cost trend rates used in measuring the accumulated post-retirement benefit obligation was 7.85% in 2000 and 1999, declining each year to an ultimate rate by 2004 of 4.75%. An increase of one percentage point in the assumed healthcare cost trend rates for each future year would have increased the aggregate of the service and interest cost components of the 2000 and 1999 net periodic post-retirement benefit cost by $87 and would have increased the accumulated post-retirement benefit obligation as of September 30, 2000 by $445.

401(k) Plan
-----------

The Company has voluntary 401(k) employee benefit plans ("401(k) Plans") which covers all eligible domestic employees. The Company makes discretionary matching contributions subject to a maximum level, in accordance with the terms of the respective 401(k) Plans. The Company charged approximately $445, $391 and $488 to operating expense under the provisions of the 401(k) Plans in the years ended September 30, 2000, 1999 and 1998, respectively.

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

The Company has amended the plan to freeze all future benefit accruals and participation as of August 20, 2000. In addition, the Company is in the process of terminating the plan. For fiscal 2000, the plan assets were $512 and periodic pension expense was $309. The net liability to terminate the plan is estimated to be approximately $300 and has been accrued as of September 30, 2000.

The following table sets forth the plan's funded status and amounts recognized in the Company's balance sheet at September 30, 1999 and 1998:

                                                                        1999              1998
Actuarial present value of accumulated benefit obligations:
    Vested                                                              $ 474             $ 378
    Nonvested                                                              67               114
                                                                        -----             -----
           Accumulated benefit obligation                               $ 541             $ 492
                                                                        =====             =====

Projected benefit obligation                                            $ 643             $ 619
Plan assets at fair value                                                  17                 -
                                                                        -----             -----
           Projected benefit obligation in excess of plan                 626               619
            assets
Unrecognized prior service cost                                           (60)              (65)
Unrecognized net gain                                                    (283)                -
Adjustment required to recognize minimum liability                          9               (11)
                                                                        -----             -----
           Accrued pension costs                                        $ 292             $ 543
                                                                        =====             =====

Net periodic pension cost for 1999 and 1998 includes the following components:

                                                                         1999              1998
Service cost - benefits earned during the year                          $ 304             $ 266
Interest cost on projected benefit obligation                              21                24
Return on plan assets                                                     (19)              (10)
Net amortization and deferral                                             (12)                5
                                                                        -----             -----
                                                                        $ 294             $ 285
                                                                        =====             =====


To determine the actuarial present value of the projected benefit obligation for 1999 and 1998, the following rates were used:

                                                                      1999           1998

Discount rate                                                        6.75%           7.5%
Rate of increase in future compensation levels                        5.0%           5.0%
Expected long-term rate of return                                     8.0%           8.0%



NOTE 13 - LONG-TERM DEBT


                                                                       2000          1999           1998
Senior secured credit agreement:
  Line of credit facility                                           $ 46,284        $38,000        $33,500
  Term notes                                                          56,726         56,726         61,199
  Industrial revenue bonds payable to bank                             1,733          2,030          2,380
                                                                    --------        -------        -------
                                                                    $104,743        $96,756        $97,079
                                                                    ========        =======        =======

In conjunction with the acquisition of the Process Equipment Division of Ingersoll-Rand, the Company entered into a senior secured credit agreement with a bank whereby the Company retired its existing line of credit facilities, including its foreign line of credit and term loan payable to another bank. Under the terms of the agreement, the Company borrowed $60 million under two term loans and, in connection therewith, was granted a $35 million revolving credit facility to facilitate the acquisition. The revolving credit facility was increased to $48 million in connection with the ACP acquisition. Interest rates on these loans vary, at the Company's option, based upon a factor applied to the prime rate or LIBOR. The weighted average interest rate for these borrowings was 9.6%, 8.3% and 8.0% for fiscal 2000, 1999 and 1998, respectively. Under the terms of the senior secured credit agreement, the Company was required to maintain compliance with certain financial and other covenants.

The Company entered into both an interest rate swap and an interest rate collar with a major financial institution to reduce exposures to interest rate fluctuations. Under the rate swap, the Company agreed with other parties to exchange, at specified intervals, the difference between fixed-rate and floating-rate interest amounts calculated by reference to an agreed notional principal amount. Under the interest rate collar, the Company effectively limited its interest rate to a maximum of 7.0%. The notional amounts of each of the interest rate swap and the interest rate collar outstanding at September 30, 1999 and 1998 was $40 expiring in February 1999 and 2000, respectively.

The Company is in default under the terms of its senior secured credit agreement. In November 1999, the senior secured lenders accelerated their demand for payment in full. Accordingly, all secured debt has been classified as current in the consolidated financial statements as of September 30, 2000, 1999 and 1998 (See Note 2).

The industrial revenue bonds are payable in monthly installments of principal and interest (7.66% at September 30, 2000) at a varying percentage (81% at September 30, 2000) of the bank's prime rate through December 2004. Under the terms of the industrial revenue bond indenture, the Company is required to maintain compliance with certain financial and other covenants. The Company is currently in default under the terms of the bond indenture. Accordingly, the bonds payable are classified as a current liability.

During fiscal 1998, the Company entered into a note payable for $5 million, bearing interest at 8.81%, maturing on March 15, 2000 and collateralized by a letter of credit. In May 2000, the letter of credit was called and the loan was repaid by the Senior Secured Lenders. The Company has other notes payable through its foreign subsidiaries with various repayment terms and interest rates.

During fiscal 2000, the Company adjusted certain accruals to increase its debt obligation to the Senior Secured Lenders by approximately $10.3 million in order to comply with an amount stipulated by the Bankruptcy Court. For cash flow purposes, this transaction was treated as a non-cash transaction.

Substantially all of the Company's assets are pledged as security under the various credit agreements.

The Company paid interest of $766, $10,355 and $9,158 on borrowings during the fiscal years ended 2000, 1999 and 1998, respectively.

NOTE 14 - COMMITMENTS AND CONTINGENCIES

Leases
------

The Company leases certain equipment under noncancelable operating leases. Future minimum rental commitments under noncancelable leases in effect at September 30, 2000 are as follows:

2001                                                           $450
2002                                                            110
2003                                                             39
2004                                                             28
2005                                                              3
Thereafter                                                        -
                                                               ----
                                                               $630
                                                               ====


Total rental expense for the years ended September 30, 2000, 1999 and 1998 was $779, $738 and $887, respectively.

Litigation
----------


The Company has various pending litigation and other claims. Those claims which are made in the ordinary course of business may be covered in whole or in part by insurance, and if found against the Company, management does not believe these matters will have a material effect on the Company's financial position, results of operations or cash flows.

Since January 1999, a class action lawsuit has been pending in the United States District Court for the Middle District of Florida against the Company. The lawsuit alleged that certain officers and directors of the Company violated Sections 10(b) and 20(a) of the Securities and Exchange Act of 1934, as well as rule 10b-5 promulgated thereunder. The lawsuit sought to recover damages on behalf of all investors who purchased Gencor Industries, Inc. Common Stock between February 5, 1998 and January 28, 1999. The claim was settled through the Company's bankruptcy proceedings with no material adverse impact to the Company.


NOTE 15 - SHAREHOLDERS' EQUITY

Under the Company's amended Certificate of Incorporation, certain rights of the holders of the Company's Common Stock are modified by shares of Class B Stock for as long as such shall remain outstanding. During that period holders of Common Stock will have the right to elect approximately 25% of the Company's Board of Directors, and conversely, Class B Stock will be entitled to elect approximately 75%. During the period when Common Stock and Class B Stock are outstanding, certain matters submitted to a vote of shareholders will also require approval of the holders of Common Stock and Class B Stock, each voting separately as a class. Common stock and Class B shareholders have equal rights with respect to dividends, preferences, and rights, including rights in liquidation. Pursuant to its credit agreements, the Company will not be paying dividends in the foreseeable future.


NOTE 16 - STOCK OPTIONS

The Company maintains stock option plans, which provide for the issuance of nonqualified or incentive stock options to certain directors, officers and key employees.

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

Under the terms of the Plans, option holders may tender previously owned shares with a market value equal to the exercise price of the options at exercise date, subject to Compensation Committee approval. Additionally, option holders may, upon Compensation Committee approval, surrender shares of stock to satisfy federal withholding tax requirements.

Options become exercisable in a manner and on such dates and times as determined by a committee of the Board of Directors. Options expire not more than ten years from the date of grant. The option holders have no shareholder rights until the date of issuance of a stock certificate for such shares. All outstanding options in 1999 and 1998 were exercisable. All outstanding options at the end of 2000 are exercisable, except for the 100,000 shares granted during 2000, which are limited to 20% per year over the next 5 years. As of September 30, 2000, the Company had issued approximately 2.18 million stock options. Options available for future grants under the plans as of September 30, 2000 were 1.376 million. The following table summarizes option activity under the plans:

                                                                                               Weighted
                                                                          Number of          Option Price
                                                                           Shares              Per Share

Outstanding at September 30, 1997                                         1,986,000                2.11
Options granted (at an exercise price of $8.44 in 1998)                      70,000                8.44
Exercised                                                                  (520,000)               2.27
                                                                          ---------              ------
Outstanding at September 30, 1998                                         1,536,000                2.77
Options granted (at an exercise price of $20.72 in 1999)                     24,000               20.72
Cancelled                                                                   (70,000)               8.44
Exercised                                                                   (30,000)               1.94
                                                                          ---------              ------
Outstanding at September 30, 1999                                         1,460,000                2.81
Options granted (at an exercise price of $.87 in 2000)                      100,000                0.87
Cancelled                                                                  (110,000)               6.04
Exercised                                                                         -                   -
                                                                          ---------              ------
Outstanding at September 30, 2000                                         1,450,000              $ 1.99
                                                                          =========              ======

During fiscal 1998, three officers of the Company exercised options to purchase 190,000 shares of Common Stock and 200,000 shares of Class B Stock. The option holders elected to tender previously owned shares to fund the exercise price. Federal withholding taxes totaling $778 on the gain to the three option holders from the option exercise was funded by the Company through the repurchase of 39,900 shares of Common Stock and 42,000 shares of Class B Stock from the shares issued upon option exercise. The transaction resulted in tax deductible expenses of approximately $2.1 million and income tax savings in excess of $800 to the Company.

The following table summarizes information about stock options outstanding at September 30, 2000:

                                                                                 Weighted
                                                                                  Average
                                                                 Number of       Remaining       Weighted
                                                                  Options       Contractual      Average
Range of Exercise Price                                         Outstanding        Life       Exercise Price

$ 0.00 - $ 1.00                                                       100,000           4.92           $0.87
$ 1.01 - $ 2.00                                                       940,000           0.81           $1.94
$ 2.01 - $ 3.00                                                       410,000           4.21           $2.38
                                                                    ---------           ----           -----
                                                                    1,450,000           2.09           $1.99
                                                                    =========           ====           =====

The pro forma impact on fiscal 2000, 1999 and 1998 net loss and loss per share for the options granted in fiscal 2000, 1999 and 1998 is not material. The fair value of options at date of grant was estimated using the Black-Scholes option-pricing model with the following assumptions:

Expected dividend yield                                                            0 %
Expected stock price volatility                                                   55 %
Risk-free interest rate                                                         6.65 %
Expected life of options                                                       3 years


NOTE 17 - RELATED PARTY TRANSACTIONS

During fiscal 2000, 1999 and 1998, Marcar Leasing Corporation ("Marcar") was engaged in leasing machinery and vehicles to the public and the Company. Marcar is owned by family members of the Company's Chairman. The terms of the leases are established based on the rates charged by independent leasing organizations and are believed by the Board of Directors to be more favorable than those generally available from independent third parties. Leases between the Company and Marcar generally provide for equal monthly payments over either thirty-six months or forty-eight months. During fiscal 2000, 1999 and 1998, the Company made lease payments to Marcar totaling $270, $246 and $218, respectively.

                                  SCHEDULE II

                            GENCOR INDUSTRIES, INC.

                       Valuation and Qualifying Accounts

                                                 Balance at           Charges/Credits                                    Balance at
                                                  Beginning             to Cost and               Additions/               End of
Description                                       of Period              Expenses               (Deductions) (1)           Period
-----------------------------------------------------------------------------------------------------------------------------------
Valuation accounts deducted
  from assets to which they apply:

For doubtful accounts receivable:

  September 30, 2000                                $2,870                  $   262                 $    14                 $3,146

  September 30, 1999                                $5,573                  $ 2,270                 $(4,973)                $2,870

  September 30, 1998                                $3,412                  $ 2,264                 $  (103)                $5,573
      (As restated) (2)



For inventory obsolescence:

  September 30, 2000                                $4,639                  $  (732)                $     -                 $3,907

  September 30, 1999                                $3,578                  $ 1,061                 $     -                 $4,639

  September 30, 1998                                $2,888                  $   690                 $     -                 $3,578
    (As restated) (2)


(1) Represents accounts written off during the year and collections of accounts previously written off.
(2) For a more detailed description, see Note 4 to the consolidated financial statements included in the Form 10-K for the year ended September 30, 2000.

                                 EXHIBIT INDEX
                                 -------------

EXHIBIT
NUMBER                              DESCRIPTION
------                              -----------

  2.1 Second Amended Plan of Reorganization of Gencor Industries, Inc., As Modified Dated: July 8, 2001

  2.2        Asset Purchase Agreement Re: CPM

  2.3        First Amendment to Asset Purchase Agreement

  21.0       Subsidiaries of the Registrant.