Form 10-Q
period 2000-12-31
GENCOR INDUSTRIES INC
filed 2001-10-25
CIK 64472

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                   FORM 10-Q

                                  (Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE PERIOD ENDED December 31, 2000
                                 -----------------

                                       OR

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD From ____________________ to ______________________

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

                     Yes _______              No   X
                                                 -----

Indicate number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date.

            Class                                   Outstanding at July 31, 2001
            -----                                   ----------------------------
Common stock, $.10 par value                                    6,884,070 shares
Class B stock, $.10 par value                                   1,798,398 shares

                            GENCOR INDUSTRIES, INC.

Index

                                                                                                                Page
Part I.   Financial Information

          Item 1.   Financial Statements

                    Condensed consolidated balance sheets - December 31, 2000 (Unaudited) and
                    September 30, 2000                                                                           3

                    Unaudited condensed consolidated income statements - Three months ended
                    December 31, 2000 and 1999                                                                   4

                    Unaudited condensed consolidated statements of cash flows - Three months
                    ended December 31, 2000 and 1999                                                             5

                    Notes to condensed consolidated financial statements                                         6

          Item 2.   Management's Discussion and Analysis of Financial Position and Results of
                    Operations                                                                                   9

          Item 3.   Quantitative and Qualitative Disclosure of Market Risk                                      11

Part II.  Other Information

          Item 3.   Default Upon Senior Securities                                                              12

          Item 6.   Exhibits and Reports on Form 8-K                                                            12

Signatures                                                                                                      13

Part I. Financial Information

Item 1. Financial Statements

                            GENCOR INDUSTRIES, INC.
                     Condensed Consolidated Balance Sheets
                      In thousands, except share amounts

                                                                             December 31             September 30
                                                                                2000                     2000
                                                                                ----                     ----
Assets                                                                       (Unaudited)
Current assets:
  Cash and cash equivalents                                                  $   14,724              $     17,971
  Accounts receivable, less allowance for
    doubtful accounts of $3,374 ($3,146 at September 30, 2000)                   23,738                    24,130
  Inventories                                                                    48,240                    41,394
  Prepaid expenses                                                                2,825                     2,374
                                                                             ----------              ------------
Total current assets                                                             89,527                    85,869

Property and equipment, net of accumulated depreciation
    of $31,440 and $30,368, respectively                                         32,729                    33,567
Goodwill                                                                         12,118                    12,018
Other assets                                                                      8,360                     8,492
                                                                             ----------              ------------
Total assets                                                                 $  142,734              $    139,946
                                                                             ==========              ============

Liabilities and shareholders' deficit
Current liabilities:
  Notes payable                                                              $    1,111              $      1,124
  Current portion of long-term debt                                             104,743                   104,743
  Accounts payable                                                               17,104                    17,079
  Customer deposits                                                               3,601                     1,735
  Income and other taxes payable                                                  2,175                     1,362
  Accrued expenses                                                               17,026                    14,629
                                                                             ----------              ------------
Total current liabilities                                                       145,760                   140,672

Post-retirement benefits                                                          2,950                     2,950
Other liabilities                                                                 3,747                     3,747

Shareholders' deficit:
  Preferred stock, par value $.10 per share; authorized
   300,000 shares; none issued                                                       --                        --
  Common stock, par value $.10 per share; 15,000,000 shares authorized;
   6,971,470 shares issued                                                          697                       697
  Class B stock, par value $.10 per share; 6,000,000 shares authorized:
    1,890,398 shares issued                                                         189                       189
  Capital in excess of par value                                                 11,343                    11,343
  Accumulated deficit                                                           (11,835)                  (10,110)
  Accumulated other comprehensive loss                                           (8,318)                   (7,743)
  Subscription receivable from officer                                              (95)                      (95)
  Common stock in treasury, 179,400 shares at cost                               (1,704)                   (1,704)
                                                                             ----------              ------------
                                                                                 (9,723)                   (7,423)
                                                                             ----------              ------------
Total liabilities and shareholders' deficit                                  $  142,734              $    139,946
                                                                             ==========              ============

See notes to condensed consolidated financial statements.

                            GENCOR INDUSTRIES, INC.
              Unaudited Condensed Consolidated Income Statements
                    In thousands, except per share amounts

                                                                                   Three Months Ended
                                                                                      December 31
                                                                               2000                  1999
                                                                               ----                  ----
Net sales                                                                    $ 11,789              $ 18,435
Costs and expenses:
     Production costs                                                           8,926                13,671
     Product engineering and development                                          569                   768
     Selling, general and administrative                                        3,335                 4,102
     Restructuring costs                                                        1,535                   330
                                                                             --------              --------
                                                                               14,365                18,871
                                                                             --------              --------
Operating loss                                                                 (2,576)                 (436)
                                                                             --------              --------
Other income (expense):
     Interest income                                                               70                    28
     Interest expense                                                             (37)               (1,442)
     Miscellaneous                                                                 46                   175
                                                                             --------              --------
                                                                                   79                (1,239)
                                                                             --------              --------
Loss from continuing operations
     before income taxes                                                       (2,497)               (1,675)
Income taxes                                                                       --                  (622)
                                                                             --------              --------
Loss from continuing operations                                                (2,497)               (1,053)
                                                                             --------              --------
Discontinued operations
Income (loss) from discontinued operations, net of income taxes                   772                  (537)
                                                                             --------              --------
Net loss                                                                     $ (1,725)             $ (1,590)
                                                                             ========              ========

Basic and diluted net income (loss) per common share:
Loss from continuing operations                                              $  (0.29)             $  (0.12)
Discontinued operations                                                          0.09                 (0.06)
                                                                             --------              --------
Net loss                                                                     $  (0.20)             $  (0.18)
                                                                             ========              ========

See notes to condensed consolidated financial statements.

                            GENCOR INDUSTRIES, INC.
           Unaudited Condensed Consolidated Statements of Cash Flows
                                 In thousands

                                                                                Three Months Ended
                                                                                    December 31
                                                                            2000                   1999
                                                                            ----                   ----
Cash flows from operations:
  Net loss                                                               $ (1,725)              $ (1,590)
  Adjustments to reconcile net loss to
  cash provided by (used for) operations:
     Depreciation and amortization                                          1,103                  1,074
     (Gain) loss on disposition of assets                                      --                    (14)
     Postretirement benefits                                                   --                     96
     Change in assets and liabilities
          Accounts receivable                                                 392                  4,534
          Inventories                                                      (7,099)                  (759)
          Prepaid expenses                                                   (451)                  (104)
          Other assets                                                       (233)                  (206)
          Accounts payable                                                     25                 (1,725)
          Customer deposits                                                 1,641                  2,393
          Income and other taxes payable                                      813                 (2,068)
          Accrued expenses                                                  2,178                    186
          Other liabilities                                                    --                   (108)
                                                                         --------               --------
                 Total adjustments                                         (1,631)                 3,299
                                                                         --------               --------
Cash provided by (used for) operations                                     (3,356)                 1,709
                                                                         --------               --------
Cash flows from investing activities:
     Capital expenditures                                                      --                   (433)
     Proceeds from sale of property and equipment                              --                     25
                                                                         --------               --------
Cash used for investing activities                                             --                   (408)
                                                                         --------               --------
Cash flows from financing activities:
     Net reduction in notes payable                                           (13)                  (319)
     Repayment of debt                                                         --                    (81)
                                                                         --------               --------
Cash used for financing activities                                            (13)                  (400)
                                                                         --------               --------
Effect of exchange rate changes on cash and cash equivalents                  122                    (48)
                                                                         --------               --------
Increase (decrease) in cash and cash equivalents                           (3,247)                   853
Cash and cash equivalents at beginning of period                           17,971                  9,581
                                                                         --------               --------
Cash and cash equivalents at end of period                               $ 14,724               $ 10,434
                                                                         ========               ========

See notes to condensed consolidated financial statements.

                            GENCOR INDUSTRIES, INC.

Notes to Condensed Consolidated Financial Statements

Note 1 - Basis of Presentation

The accompanying condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all material adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three-month period ended December 31, 2000 are not necessarily indicative of the results that may be expected for the year ended September 30, 2001.

The balance sheet at September 30, 2000 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

For further information, refer to the consolidated financial statements and footnotes thereto included in the Gencor Industries, Inc. annual report on Form 10-K for the year ended September 30, 2000.

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


These condensed consolidated financial statements do not include any adjustments, which may arise as a result of the Company's bankruptcy proceedings.

Note 3 - Discontinued Operations

As part of its planned reorganization in September 2000, the Company announced its intent to dispose of its food segment. Accordingly, the Company reported the results of the operations of the food processing equipment manufacturing business as discontinued operations.

Certain information with respect to discontinued operations is summarized as follows:

                                                                                        Three-months
                                                                                            Ended
                                                                                         December 31
                                                                                2000                    1999
                                                                               -------                 -------
Net revenue                                                                    $15,378                 $28,205
Costs and expenses                                                              14,059                  28,607
                                                                               -------                 -------
Income (loss) from discontinued operations before income taxes                   1,319                    (402)
Income taxes                                                                       547                     135
                                                                               -------                 -------
Income (loss) from discontinued operations, net of income taxes                $   772                 $  (537)
                                                                               =======                 =======

On May 29, 2001, the Company sold the stock of Consolidated Process Machinery's foreign pellet subsidiaries and the assets and certain liabilities of the domestic pellet subsidiaries for approximately $52 million in cash. The net sale proceeds were used to pay-down the outstanding loan balance of the Senior Secured Lenders. The Company's domestic and foreign food processing machinery operations located in Colorado, Sweden and Brazil were not included in the aforementioned sale. The Company intends to dispose of these operations. The Company anticipates that it will realize a net gain on the disposal of its discontinued operations.


Note 4 - Restructuring Costs

Restructuring costs consist of nonrecurring legal and professional fees relating to the bankruptcy filing and amending the Company's credit agreements.

Note 5 - Inventories

The components of inventory consist of the following:

                                                            December 31                September 30
                                                               2000                        2000
                                                               ----                        ----
Raw materials                                               $    18,598                $     17,532
Work in process                                                  11,296                       7,705
Finished goods                                                   17,361                      15,034
Used equipment                                                      985                       1,123
                                                            -----------                ------------
                                                            $    48,240                $     41,394
                                                            ===========                ============

Note 6 - Earnings Per Share Data

The following table sets forth the computation of basic and diluted earnings per share for the periods indicated.

                                                                                   Three Months
                                                                                      Ended
                                                                                   December 31
                                                                        2000                         1999
                                                                        ----                         ----
Basic and diluted:
Loss from continuing operations                                        $(2,497)                     $(1,053)
Income (loss) from discontinued operations                                 772                         (537)
                                                                       -------                      -------
Net loss                                                               $(1,725)                     $(1,590)
                                                                       =======                      =======
Average outstanding shares                                               8,682                        8,682
                                                                       =======                      =======
Basic and diluted EPS:
Loss from continuing operations                                        $ (0.29)                     $ (0.12)
Income (loss) from discontinued operations                                0.09                        (0.06)
                                                                       -------                      -------
Basic and diluted EPS                                                  $ (0.20)                     $ (0.18)
                                                                       =======                      =======

Approximately 1,500,000 options to purchase common stock have not been included as common stock equivalents in the per share calculations since the effect would not be dilutive or would be antidilutive.

Note 7 - Comprehensive Loss

The total comprehensive loss for the three-months ended December 31, 2000 and 1999 was $2,300 and $2,887, respectively. Total comprehensive income (loss) differs from net income (loss) due to gains and losses resulting from foreign currency translation, which are reflected separately in the shareholders' equity (deficit) section of the balance sheet under the caption "Accumulated other comprehensive loss." Gains and losses resulting from foreign currency transactions are included in income.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations - Continuing Operations

Net sales for the quarter ended December 31, 2000 decreased by approximately $6.6 million, or 36.1%, to $11.8 million from $18.4 million for the same quarter of 1999. The majority of the decline occurred in domestic net sales, which decreased by approximately $5 million or 38.4% to $8.1 million during the first quarter of fiscal 2001 from $13.1 million a year ago. The significant decline in sales is attributed to the Company's filing for bankruptcy protection in September 2000 and the reluctance of several of its customers to commit to new plant projects after the filing.

Gross margins during the first quarter of fiscal 2001 declined slightly by 1.6% as a percent of net sales. Gross margins for the domestic operations reflected a 2.4% improvement as a percent of net sales. However, higher production costs experienced by the foreign operations caused gross margins on foreign sales to slip to 13.7%. The decline in gross margins on foreign sales more than offset the improvement in margins on domestic sales and caused overall margins to decline during the first quarter of fiscal 2001.

Selling, general and administrative expenses decreased to $3.3 million during the first quarter of fiscal 2001 from $4.1 million in the same period of fiscal 2000.

Restructuring costs were $1.5 million and $.3 million during the first quarter of 2001 and 2000, respectively.

The Company recorded lower interest expense during the first quarter of fiscal 2001, due to the bankruptcy filing in September 2000. Interest expense would have been approximately $2.6 million during the 3-months ended December 31, 2000 had the Company recorded interest expense at the original contracted rates per the loan agreements.

Seasonality

The asphalt-related operations of Construction Equipment Group (CEG) are subject to a seasonal slow-down during the third and fourth quarters of the calendar year. Traditionally, CEG's customers do not purchase new equipment for shipment during the summer and fall months to avoid disrupting their peak season for highway construction and repair work. This slow-down often results in the Company reporting lower sales and earnings and or losses during the first and fourth quarters of its fiscal year ended September 30.

Liquidity and Capital Resources

During the first quarter of fiscal 2001, cash used for operations was approximately $3.4 million. This reflects a net loss of approximately $1.7 million and increases in the work in process and finished goods inventories of $3.6 million and $2.3 million, respectively. These cash outflows were partially offset by increases in customer deposits of $1.6 million and accrued expenses of $2.2 million during the period.

Working capital was negative $56.2 million at the end of December 2000 compared to negative $54.8 million at September 30, 2000. In November 1999, the Company's was in default on its indebtedness and the Senior Secured Lenders accelerated their demand for full payment. This action resulted in the reclassification of all secured long-term debt to current maturities in the accompanying financial statements. The reclassification severely impacted the Company's working capital structure. (See Note 2).

The Company did not incur any capital expenditures during the first quarter of fiscal 2001. Cash and cash equivalents at December 31, 2000 were $14.7 million compared to $10.4 million a year earlier.

As of the Effective Date, the new credit agreement will go into effect (see Note 2 - Bankruptcy Proceedings). The new credit agreement will provide for full payment of the outstanding balance over a four-year period and will contain certain financial and other restrictive covenants. Any remaining debt balance in 2005 is expected to be refinanced.


The Company's management anticipates that after emerging from bankruptcy, its existing working capital, credit resources and future cash flows are adequate to meet its liquidity needs for the foreseeable future.

Forward-Looking Information

Certain statements in this Section and elsewhere in this report are forward-looking in nature and relate to trends and events that may affect the Company's future financial position and operating results. Such statements are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. The terms "expect," "anticipate," "believe," "intend," and "project' and similar words or expressions are intended to identify forward-looking statements. These statements speak only as of the date of this report. The statements are based on current expectations, are inherently uncertain, are subject to risks, and should be viewed with caution. Actual results and experience may differ materially from the forward-looking statements as a result of many factors, including changes in economic conditions in the markets served by the Company, increasing competition, fluctuations in raw materials and energy prices, and other unanticipated events and conditions. It is not possible to foresee or identify all such factors. The Company makes no commitment to update any forward-looking statement or to disclose any facts, events, or circumstances after the date hereof that may affect the accuracy of any forward-looking statement.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

The Company operates manufacturing facilities and sales offices principally located in the United States and the United Kingdom. The Company is subject to business risks inherent in non-U.S. activities, including political and economic uncertainty, import and export limitations, and market risk related to changes in interest rates and foreign currency exchange rates. The Company's principal currency exposure against the U.S. dollar is the British pound. The Company has used foreign currency forward exchange contracts to mitigate fluctuations in currency. The Company does not hold derivatives for trading purposes. Periodically, the Company will use derivative financial instruments consisting primarily of interest rate hedge agreements to manage exposures to interest rate changes. The Company's objective in managing its exposure to changes in interest rates (on its variable rate debt) is to limit the impact of such changes on earnings and cash flow and to reduce its overall borrowing costs. A 100 basis point adverse movement (increase) in interest rates along the entire yield curve would increase the pre-tax loss for the three-months ended December 31, 2000 and 1999 by approximately $264 and $255, respectively. Actual changes in rates may differ from the hypothetical assumptions used in computing this exposure.

Part II. Other Information

Item 3. Defaults Upon Senior Securities

See Note 2 - Bankruptcy Proceedings in the accompanying financial statements regarding the Company's default on its senior secured credit agreements.




Item 6. Exhibits and Reports on Form 8-K

A.   Exhibits:

     None.

B.   Reports on Form 8-K:

     The Company did not file any reports on Form 8-K during the three-months ended December 31, 2000.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        GENCOR INDUSTRIES, INC.


Date:  October 25th 2001                /s/ Scott W. Runkel
                                        ----------------------------------------
                                        Scott W. Runkel, Chief Financial Officer