Form 10-Q
period 2001-03-31
GENCOR INDUSTRIES INC
filed 2001-10-25
CIK 64472

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                   FORM 10-Q

                                  (Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE PERIOD ENDED March 31, 2001
                                 --------------

                                       OR

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD From   ____________________to ______________________

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

                           Yes _______       No   X
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

                            GENCOR INDUSTRIES, INC.

Index

                                                                                                                       Page
Part I.  Financial Information

         Item 1.    Financial Statements

                    Condensed consolidated balance sheets - March 31, 2001 (Unaudited)
                    and September 30, 2000                                                                              3

                    Unaudited condensed consolidated income statements - Three months and six months
                    ended March 31, 2001 and 2000                                                                       4

                    Unaudited condensed consolidated statements of cash flows - Six months
                    ended March 31, 2001 and 2000                                                                       5

                    Notes to condensed consolidated financial statements                                                6

         Item 2.    Management's Discussion and Analysis of Financial Position and Results of Operations                9

         Item 3.    Quantitative and Qualitative Disclosure of Market Risk                                             11

Part II. Other Information

         Item 6.    Exhibits and Reports on Form 8-K                                                                   12

Signatures                                                                                                             13

Part I. Financial Information

Item 1. Financial Statements


                            GENCOR INDUSTRIES, INC.
                     Condensed Consolidated Balance Sheets
                      In thousands, except share amounts

                                                                                 March 31          September 30
                                                                                   2001                2000
                                                                                   ----                ----
                                                                                (Unaudited)
Assets
Current assets:
  Cash and cash equivalents                                                      $  24,342           $  17,971
  Accounts receivable less allowance for
     doubtful accounts of $3,726 ($3,146 at September 30, 2000)                     23,021              24,130
  Inventories                                                                       45,684              41,394
  Prepaid expenses                                                                   2,617               2,374
                                                                                 ---------           ---------
Total current assets                                                                95,664              85,869

Property and equipment, net of accumulated depreciation of
    $31,218 and $30,368, respectively                                               31,032              33,567
Goodwill                                                                            11,698              12,018

Other assets                                                                         8,157               8,492
                                                                                 ---------           ---------
Total assets                                                                     $ 146,551           $ 139,946
                                                                                 =========           =========
Liabilities and shareholders' deficit
Current liabilities:
  Notes payable                                                                  $     572           $   1,124
  Current portion of long-term debt                                                104,743             104,743
  Accounts payable                                                                  18,315              17,079
  Customer deposits                                                                  3,408               1,735
  Income and other taxes payable                                                     2,947               1,362
  Accrued expenses                                                                  19,567              14,629
                                                                                 ---------           ---------
Total current liabilities                                                          149,552             140,672
Post-retirement benefits                                                             2,950               2,950
Other liabilities                                                                    3,747               3,747

Shareholders' deficit:
  Preferred stock, par value $.10 per share; authorized
   300,000 shares; none issued                                                           -                   -
  Common stock, par value $.10 per share; 15,000,000 shares authorized;
   6,971,470 shares issued                                                             697                 697
  Class B stock, par value $.10 per share; 6,000,000 shares authorized:
   1,890,398 shares issued                                                             189                 189
  Capital in excess of par value                                                    11,343              11,343
  Accumulated deficit                                                              (10,141)            (10,110)
  Accumulated other comprehensive loss                                              (9,987)             (7,743)
  Subscription receivable from officer                                                 (95)                (95)
  Common stock in treasury, 179,400 shares at cost                                  (1,704)             (1,704)
                                                                                 ---------           ---------
                                                                                    (9,698)             (7,423)
                                                                                 ---------           ---------
Total liabilities and shareholders' deficit                                      $ 146,551           $ 139,946
                                                                                 =========           =========

See notes to condensed consolidated financial statements.

                            GENCOR INDUSTRIES, INC.
              Unaudited Condensed Consolidated Income Statements
                    In thousands, except per share amounts


                                                                  Three Months Ended                  Six Months Ended
                                                                      March 31                            March 31
                                                                  2001            2000                2001           2000
                                                                  ----            ----                ----           ----
Net sales                                                      $ 21,610        $ 32,286            $ 33,399        $ 50,721
Costs and expenses:
     Production costs                                            15,470          22,947              24,396          36,618
     Product engineering and development                            561             710               1,130           1,478
     Selling, general and administrative                          3,769           4,611               7,104           8,713
     Restructuring costs                                          1,450             366               2,985             696
                                                               --------        --------            --------        --------
                                                                 21,250          28,634              35,615          47,505
                                                               --------        --------            --------        --------
Operating income (loss)                                             360           3,652              (2,216)          3,216
                                                               --------        --------            --------        --------
Other income (expense):
     Interest income                                                 65              63                 135              91
     Interest expense                                               (62)         (1,313)                (99)         (2,755)
     Miscellaneous                                                  (36)            (79)                 10              96
                                                               --------        --------            --------        --------
                                                                    (33)         (1,329)                 46          (2,568)
                                                               --------        --------            --------        --------
Income (loss) from continuing operations
   before income taxes                                              327           2,323              (2,170)            648
Income taxes                                                          -           1,016                   -             394
                                                               --------        --------            --------        --------
Income (loss) from continuing operations                            327           1,307              (2,170)            254
                                                               --------        --------            --------        --------
Discontinued operations
Income (loss) from discontinued operations,
   net of income taxes                                            1,367          (1,091)              2,139          (1,628)
                                                               --------        --------            --------        --------
Net income (loss)                                              $  1,694        $    216            $    (31)       $ (1,374)
                                                               ========        ========            ========        ========

Basic and diluted net income (loss) per common share:
Income (loss) from continuing operations                       $   0.04        $   0.15            $  (0.25)       $   0.03
Discontinued operations                                            0.16           (0.13)               0.25           (0.19)
                                                               --------        --------            --------        --------
Net income (loss)                                              $   0.20        $   0.02            $      -        $  (0.16)
                                                               ========        ========            ========        ========

                            GENCOR INDUSTRIES, INC.
           Unaudited Condensed Consolidated Statements of Cash Flows
                                 In thousands

                                                                                   Six Months Ended
                                                                                       March 31
                                                                            2001                   2000
                                                                            ----                   ----
Cash flows from operations:
  Net loss                                                               $   (31)               $  (1,374)
  Adjustments to reconcile net loss
  to cash provided by operations:
     Depreciation and amortization                                         2,169                    2,134
     (Gain) loss on disposition of assets                                    900                      (21)
     Postretirement benefits                                                   -                      192
     Change in assets and liabilities
          Accounts receivable                                                (22)                   7,400
          Inventories                                                     (4,290)                  (2,174)
          Prepaid expenses                                                  (243)                     225
          Other assets                                                       102                        -
          Accounts payable                                                 1,236                   (3,873)
          Customer deposits                                                1,673                      901
          Income and other taxes payable                                   1,585                   (1,082)
          Accrued expenses                                                 4,044                   (1,341)
          Other liabilities                                                    -                     (108)
                                                                        --------                ---------
                 Total adjustments                                         7,154                    2,253
                                                                        --------                ---------
Cash provided by operations                                                7,123                      879
                                                                        --------                ---------
Cash flows from investing activities:
     Capital expenditures                                                      -                   (1,299)
     Proceeds from sale of property and equipment                             19                       27
                                                                        --------                ---------
Cash provided by (used for) investing activities                              19                   (1,272)
                                                                        --------                ---------
Cash flows from financing activities:
     Net reduction in notes payable                                         (552)                    (250)
     Repayment of debt                                                         -                     (162)
                                                                        --------                ---------
Cash used for financing activities                                          (552)                    (412)
                                                                        --------                ---------
Effect of exchange rate changes on cash and cash equivalents                (219)                    (196)
                                                                        --------                ---------
Increase (decrease) in cash and cash equivalents                           6,371                   (1,001)
Cash and cash equivalents at beginning of period                          17,971                    9,581
                                                                        --------                ---------
Cash and cash equivalents at end of period                              $ 24,342                $   8,580
                                                                        ========                =========

See notes to condensed consolidated financial statements.

                            GENCOR INDUSTRIES, INC.

Notes to Condensed Consolidated Financial Statements

Note 1 - Basis of Presentation

The accompanying condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all material adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three- and six-month periods ended March 31, 2001 are not necessarily indicative of the results that may be expected for the year ended September 30, 2001.

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

Certain information with respect to discontinued operations is summarized as follows:

                                                                       Three-months Ended               Six-months Ended
                                                                             March 31                       March 31
                                                                       2001            2000           2001            2000
                                                                       ----            ----           ----            ----
Net sales                                                           $18,631         $17,744        $34,009         $45,949
Costs and expenses                                                   16,296          18,673         30,355          47,280
                                                                    -------         -------        -------         -------
Income (loss) from discontinued operations before income taxes        2,335            (929)         3,654          (1,331)
Income taxes                                                            968             162          1,515             297

Income (loss) from discontinued operations, net of income taxes     -------         -------        -------         -------
                                                                    $ 1,367         $(1,091)       $ 2,139         $(1,628)
                                                                    =======         =======        =======         =======

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


Note 5 - Inventories

The components of inventory consist of the following:

                                                 March 31        September 30
                                                   2001              2000
                                                   ----              ----
Raw materials                                    $ 17,641          $ 17,532
Work in process                                    10,484             7,705
Finished goods                                     16,356            15,034
Used equipment                                      1,203             1,123
                                                 --------          --------
                                                 $ 45,684          $ 41,394
                                                 ========          ========

Note 6 - Earnings Per Share Data

The following table sets forth the computation of basic and diluted earnings per share for the periods indicated.

                                                         Three Months Ended                      Six Months Ended
                                                               March 31                              March 31
                                                       2001               2000                2001              2000
                                                       ----               ----                ----              ----
Basic and diluted:
Income (loss) from continuing operations              $  327            $ 1,307             $(2,170)          $   254
Income (loss) from discontinued operations             1,367             (1,091)              2,139            (1,628)
                                                      ------            -------             -------           -------
Net income (loss)                                     $1,694            $   216             $   (31)          $(1,374)
                                                      ======            =======             =======           =======
Average outstanding shares                             8,682              8,682               8,682             8,682
                                                      ======            =======             =======           =======
Basic and diluted EPS:
Continuing operations                                 $ 0.04            $  0.15             $ (0.25)          $  0.03
Discontinued operations                                 0.16              (0.13)               0.25              0.19)
                                                      ------            -------             -------           -------
Net income (loss)                                     $ 0.20            $  0.02             $     -           $ (0.16)
                                                      ======            =======             =======           =======

Approximately 1,500,000 options to purchase common stock have not been included as common stock equivalents in the per share calculations since the effect would not be dilutive or would be antidilutive.


Note 7 - Comprehensive Income (Loss)

The total comprehensive income (loss) for the three-months ended March 31, 2001 and 2000 was $25 and ($1,599), respectively. For the six-month periods ended March 31, 2001 and 2000, the total comprehensive loss was $2,275 and $4,487, respectively. Total comprehensive income (loss) differs from net income (loss) due to gains and losses resulting from foreign currency translation, which are reflected separately in the shareholders' equity (deficit) section of the balance sheet under the caption "Accumulated other comprehensive loss." Gains and losses resulting from foreign currency transactions are included in income.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations - Continuing Operations

Net sales for the quarter ended March 31, 2001 were approximately $21.6 million reflecting a decline of $10.7 million, or 33.1%, from net sales of $32.3 million for the same quarter of 2000. Net sales for the first six months of fiscal 2001 were $33.4 million as compared to $50.7 million for the same period of 2000, reflecting a decline of $17.3 million or 34.1%. The majority of the decline occurred in domestic net sales, which were down $8.9 million or 35.6% during the quarter and $13.9 million or 36.5% for the first six-months of fiscal 2001as compared to the same periods of 2000. The significant decline in sales is attributed to the Company's filing for bankruptcy protection in September 2000 and the reluctance of several of its customers to commit to new plant projects after the filing.

Gross margin as a percent of net sales was comparable between the two quarters. On a year-to-date basis, gross margins slipped .08%. Gross margins for the domestic operations reflected a 2.7% improvement for the quarter and six-month period. However, higher production costs at the foreign operations caused margins to deteriorate on foreign sales during the three-month and six-month periods of 2001.

Selling, general and administrative expenses were $3.8 million and $7.1 million for the three- and six-month periods of fiscal 2001, compared to $4.6 million and $8.7 million for the same periods of fiscal 2000.

Restructuring costs were approximately $3 million and $.7 million during the six-month period of 2001 and 2000, respectively.

The Company recorded lower interest expense in fiscal 2001, due to the bankruptcy filing in September 2000. Interest expense would have been approximately $2.6 million and $5.3 million for the three- and six-month periods ended March 30, 2001 had the Company continued to record interest expense at the original contracted rates in the loan agreements.


Liquidity and Capital Resources

Cash flows from operations were $7.1 million for the six-month period ended March 31, 2001 as compared to $.9 million during the same period of 2000. The increase reflects a net loss of $31 for the six-months of fiscal 2001 versus a net loss of $1.4 million in 2000 and the recognition of approximately $1.7 million in customer deposits during the period. Changes in the other major components of working capital, e.g. inventories, accounts payable and accrued expenses, reflected net cash inflows during the six-month period ended 2001. The Company did not incur any capital expenditures during the six-month period. Cash and cash equivalents at March 31, 2001 were $24.3 million as compared to $8.6 million at March 31, 2000. The Company intends to use a portion of the cash and cash equivalents to reduce its outstanding debt balance.

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

Forward-Looking Information

Certain statements in this Section and elsewhere in this report are forward-looking in nature and relate to trends and events that may affect the Company's future financial position and operating results. Such statements are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. The terms "expect," "anticipate," "believe," "intend," and "project" and similar words or expressions are intended to identify forward-looking statements. These statements speak only as of the date of this report. The statements are based on current expectations, are inherently uncertain, are subject to risks, and should be viewed with caution. Actual results and experience may differ materially from the forward-looking statements as a result of many factors, including changes in economic conditions in the markets served by the Company, increasing competition, fluctuations in raw materials and energy prices, and other unanticipated events and conditions. It is not possible to foresee or identify all such factors. The Company makes no commitment to update any forward-looking statement or to disclose any facts, events, or circumstances after the date hereof that may affect the accuracy of any forward-looking statement.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

The Company operates manufacturing facilities and sales offices principally
located in the United States and the   United Kingdom. The Company is subject to
business risks inherent in non-U.S. activities, including political and economic uncertainty, import and export limitations, and market risk related to changes in interest rates and foreign currency exchange rates. The Company's principal currency exposure against the U.S. dollar is the British pound. The Company has used foreign currency forward exchange contracts to mitigate fluctuations in currency. The Company does not hold derivatives for trading purposes. Periodically, the Company has used derivative financial instruments consisting primarily of interest rate hedge agreements to manage exposures to interest rate changes. The company's objective in managing its exposure to changes in interest rates (on its variable rate debt) is to limit the impact of such changes on earnings and cash flow and to reduce its overall borrowing costs. A 100 basis point adverse movement (increase) in interest rates along the entire yield curve would increase the pre-tax loss for the six-months ended March 31, 2001 by $528 and decrease the pre-tax income in 2000 by $509. Actual changes in rates may differ from the hypothetical assumptions used in computing this exposure.

Part II. Other Information

Item 6. Exhibits and Reports on Form 8-K

A.   Exhibits:

     None.

B.   Reports on Form 8-K:

     Pursuant to Item 5 of Form 8-K, the Company filed a Form 8-K on March 28, 2001, announcing that it had reached an agreement in principle with its lender group for long term refinancing and a consensual plan of reorganization. The Company also announced that a buyer was selected and a final contract executed for the sale of its CPM Group.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        GENCOR INDUSTRIES, INC.


                                        /s/ Scott W. Runkel
Date:  October 25th 2001                ----------------------------------------
                                        Scott W. Runkel, Chief Financial Officer