Form 10-Q
period 2001-06-30
GENCOR INDUSTRIES INC
filed 2001-10-25
CIK 64472

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                   FORM 10-Q

                                  (Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE PERIOD ENDED June 30, 2001
                                 -------------

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


            5201 North Orange Blossom Trail, Orlando, Florida 32810
            -------------------------------------------------------
              (Address of principal executive offices)      (Zip Code)

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

                              Yes_____    No  X
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

                            GENCOR INDUSTRIES, INC.


Index

                                                                                                                 Page

Part I.    Financial Information

           Item 1.    Financial Statements

                      Condensed consolidated balance sheets - June 30, 2001 (Unaudited)
                      and September 30, 2000                                                                       3

                      Unaudited condensed consolidated income statements - Three and
                      nine months ended June 30, 2001 and 2000                                                     4

                      Unaudited condensed consolidated statements of cash flows - Nine months
                      ended June 30, 2001 and 2000                                                                 5

                      Notes to condensed consolidated financial statements                                         6

           Item 2.    Management's Discussion and Analysis of Financial Position and Results
                      of Operations                                                                                9

           Item 3.    Quantitative and Qualitative Disclosure of Market Risk                                      11

Part II.   Other Information

           Item 1.    Legal Proceedings                                                                           12

           Item 6.    Exhibits and Reports on Form 8-K                                                            12

Signatures                                                                                                        13

Part I. Financial Information

Item 1. Financial Statement

                            GENCOR INDUSTRIES, INC.
                     Condensed Consolidated Balance Sheets
                      In thousands, except share amounts

                                                                               June 30              September 30
                                                                                 2001                   2000
                                                                                 ----                   ----
                                                                             (Unaudited)
Assets
Current assets:
 Cash and cash equivalents                                                    $ 12,329               $  17,971
 Accounts receivable, less allowance for doubtful
  accounts of $1,439 ($3,146 at September 30, 2000)                             12,343                  24,130
 Inventories                                                                    28,889                  41,394
 Prepaid expenses                                                                1,057                   2,374
                                                                              --------               ---------
Total current assets                                                            54,618                  85,869
                                                                              --------               ---------
Property and equipment, net of accumulated depreciation
  of $16,970 and $30,368, respectively                                          20,075                  33,567
Goodwill, net of accumulated amortization of $2,498
  at September 30, 2000                                                              -                  12,018
Other assets                                                                     4,757                   8,492
                                                                              --------               ---------
Total assets                                                                  $ 79,450               $ 139,946
                                                                              ========               =========
Liabilities and shareholders' equity (deficit)
Current liabilities:
 Notes payable                                                                $    196               $   1,124
 Current portion of long-term debt                                              41,837                 104,743
 Accounts payable                                                               11,259                  17,079
 Customer deposits                                                               1,290                   1,735
 Income and other taxes payable                                                  3,995                   1,362
 Accrued expenses                                                               16,827                  14,629
                                                                              --------               ---------
Total current liabilities                                                       75,404                 140,672
Post-retirement benefits                                                             -                   2,950
Other liabilities                                                                3,309                   3,747
Shareholders' equity (deficit):
 Preferred stock, par value $.10 per share; authorized
  300,000 shares; none issued                                                        -                       -
 Common stock, par value $.10 per share; 15,000,000 shares authorized;
  6,971,470 shares issued                                                          697                     697
 Class B stock, par value $.10 per share; 6,000,000 shares authorized:
  1,890,398 shares issued                                                          189                     189
 Capital in excess of par value                                                 11,343                  11,343
 Accumulated deficit                                                            (2,772)                (10,110)
 Accumulated other comprehensive loss                                           (6,921)                 (7,743)
 Subscription receivable from officer                                              (95)                    (95)
 Common stock in treasury, 179,400 shares at cost                               (1,704)                 (1,704)
                                                                              --------               ---------
                                                                                   737                  (7,423)
                                                                              --------               ---------
Total liabilities and shareholders' equity (deficit)                          $ 79,450               $ 139,946
                                                                              ========               =========

See notes to condensed consolidated financial statements.

                            GENCOR INDUSTRIES, INC.
              Unaudited Condensed Consolidated Income Statements
                    In thousands, except per share amounts

                                                                   Three Months Ended                    Nine Months Ended
                                                                         June 30                               June 30
                                                                  2001             2000                2001             2000
                                                                  ----             ----                ----             ----
Net sales                                                       $ 20,841         $ 32,241            $ 54,240         $ 82,962
Costs and expenses:
     Costs of products sold                                       14,210           22,721              38,606           59,339
     Product engineering and development                             601              671               1,731            2,149
     Selling, general and administrative                           3,877            4,533              10,981           13,246
     Restructuring costs                                              75            1,330               3,060            2,026
                                                                --------         --------            --------         --------
                                                                  18,763           29,255              54,378           76,760
                                                                --------         --------            --------         --------
Operating income (loss)                                            2,078            2,986                (138)           6,202
Other income (expense):
     Interest income                                                  90               52                 225              143
     Interest expense                                                (93)          (1,531)               (192)          (4,286)
     Miscellaneous                                                    72              214                  82              310
                                                                --------         --------            --------         --------
                                                                      69           (1,265)                115           (3,833)
                                                                --------         --------            --------         --------
Income (loss) from continuing operations
   before income taxes                                             2,147            1,721                 (23)           2,369
Income taxes                                                           -              239                   -              633
                                                                --------         --------            --------         --------
Income (loss) from continuing operations                           2,147            1,482                 (23)           1,736
                                                                --------         --------            --------         --------
Discontinued operations
   Income (loss) from discontinued operations, net
      of income taxes                                              1,676              510               3,815           (1,118)
  Gain on sale of business unit, net of income taxes               3,546                -               3,546                -
                                                                --------         --------            --------         --------
Net income                                                      $  7,369         $  1,992            $  7,338         $    618
                                                                ========         ========            ========         ========

Basic and diluted net income (loss) per common share:
Income from continuing operations                               $   0.25         $   0.17            $      -         $   0.20
Discontinued operations                                         $   0.19         $   0.06            $   0.44         $  (0.13)
Gain on sale of business unit                                   $   0.41         $      -            $   0.41         $      -
                                                                --------         --------            --------         --------
Net income                                                      $   0.85         $   0.23            $   0.85         $   0.07
                                                                ========         ========            ========         ========

See notes to condensed consolidated financial statements.

                            GENCOR INDUSTRIES, INC.
           Unaudited Condensed Consolidated Statements of Cash Flows
                                 In thousands

                                                                                           Nine Months Ended
                                                                                                June 30
                                                                                         2001              2000
                                                                                         ----              ----
Cash flows from operations:
  Net income                                                                         $   7,338          $    618
  Adjustments to reconcile net income (loss)
  to cash provided by (used for) operations:
     Gain on sale of business unit                                                      (4,646)                -
     Depreciation and amortization                                                       3,004             3,215
     (Gain) loss on disposition of property and equipment                                  893              (243)
     Postretirement benefits                                                                 -               288
     Change in assets and liabilities net of disposed business unit amounts
          Accounts receivable                                                            2,526             6,176
          Inventories                                                                   (3,979)             (406)
          Prepaid expenses                                                                 869               427
          Other assets                                                                  (1,558)              (81)
          Accounts payable                                                               2,023            (8,316)
          Customer deposits                                                               (445)             (746)
          Income and other taxes payable                                                 3,271             6,808
          Accrued expenses                                                                 361             5,901
          Other liabilities                                                               (438)             (108)
                                                                                     ---------          --------
                 Total adjustments                                                       1,881            12,915
                                                                                     ---------          --------
Cash provided by operations                                                              9,219            13,533
                                                                                     ---------          --------
Cash flows from investing activities:
     Net proceeds from sale of business unit                                            48,778                 -
     Capital expenditures                                                                    -            (1,225)
     Proceeds from sale of property and equipment                                           27               442
                                                                                     ---------          --------
Cash provided by (used for) investing activities                                        48,805              (783)
                                                                                     ---------          --------
Cash flows from financing activities:
     Net reduction in notes payable                                                       (616)           (3,933)
     Repayment of debt                                                                 (62,906)             (458)
     Borrowings                                                                              -             5,415
                                                                                     ---------          --------
Cash provided by (used for) financing activities                                       (63,522)            1,024
                                                                                     ---------          --------
Effect of exchange rate changes on cash and cash equivalents                              (144)             (419)
                                                                                     ---------          --------
Increase (decrease) in cash and cash equivalents                                        (5,642)           13,355
Cash and cash equivalents at beginning of period                                        17,971             9,581
                                                                                     ---------          --------
Cash and cash equivalents at end of period                                           $  12,329          $ 22,936
                                                                                     =========          ========

See notes to condensed consolidated financial statements.

                            GENCOR INDUSTRIES, INC.

Notes to Condensed Consolidated Financial Statements

Note 1 - Basis of Presentation

The accompanying condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all material adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three- and nine-month periods ended June 30, 2001 are not necessarily indicative of the results that may be expected for the year ended September 30, 2001.

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

Certain information with respect to discontinued operations is summarized as follows:

                                                                         Three-months Ended               Nine-months Ended
                                                                               June 30                         June 30
                                                                          2001          2000              2001           2000
                                                                          ----          ----              ----           ----
Net sales                                                                $ 8,731     $ 16,950            $42,740        $62,899
Costs and expenses                                                         5,870       16,325             36,225         63,605
                                                                         -------     --------            -------        -------
Income (loss) from discontinued operations before income taxes             2,861          625              6,515           (706)
Income taxes                                                               1,185          115              2,700            412
                                                                         -------     --------            -------        -------
Income (loss) from discontinued operations, net of income taxes          $ 1,676     $    510            $ 3,815        $(1,118)
                                                                         =======    =========            =======        =======

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



Note 5 - Inventories

The components of inventory consist of the following:

                               June 30      September 30
                                 2001           2000
                                 ----           ----
Raw materials                 $ 13,891        $ 17,532
Work in process                  7,591           7,705
Finished goods                   5,993          15,034
Used equipment                   1,414           1,123
                              --------        --------
                              $ 28,889        $ 41,394
                              ========        ========

Note 6 - Earnings Per Share Data

The following table sets forth the computation of basic and diluted earnings per share for the periods indicated.

                                                             Three Months Ended         Nine Months Ended
                                                                  June 30                   June 30
                                                            2001           2000       2001            2000
                                                            ----           ----       ----            ----
Basic and diluted:
Income (loss) from continuing operations                   $ 2,147        $ 1,482    $   (23)        $ 1,736
Income (loss) from discontinued operations                   1,676            510      3,815          (1,118)
Gain on sale of business unit                                3,546              -      3,546               -
                                                           -------        -------    -------         -------
Net income                                                 $ 7,369        $ 1,992    $ 7,338         $   618
                                                           =======        =======    =======         =======
Average outstanding shares                                   8,682          8,682      8,682           8,682
                                                           =======        =======    =======         =======
Basic and diluted EPS:
Continuing operations                                      $  0.25        $  0.17    $     -         $  0.20
Discontinued operations                                       0.19           0.06       0.44           (0.13)
Gain on sale of business unit                                 0.41              -       0.41               -
                                                           -------        -------    -------         -------
Net income                                                 $  0.85        $  0.23    $  0.85         $  0.07
                                                           =======        =======    =======         =======

Approximately 1,500,000 options to purchase common stock have not been included as common stock equivalents in the per share calculations since the effect would not be dilutive or would be antidilutive.


Note 7 - Comprehensive Income (Loss)

The total comprehensive income (loss) for the three-months ended June 30, 2001 and 2000 was $10,435 and $2,219, respectively. For the nine-months ended June 30, 2001 and 2000, total comprehensive income (loss) was $8,160 and ($2,247), respectively. Total comprehensive income (loss) differs from net income (loss) due to gains and losses resulting from foreign currency translation, which are reflected separately in the shareholders' equity (deficit) section of the balance sheet under the caption "Accumulated other comprehensive loss." Gains and losses resulting from foreign currency transactions are included in income.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations - Continuing Operations

Net sales for the quarter ended June 30, 2001 were $20.8 million reflecting a decline of $11.4 million, or 35.4%, from net sales of $32.2 million for the same quarter of 2000. Net sales for the first nine-months of fiscal 2001 were $54.2 million, reflecting a decline of $28.7 million or 34.6% from $82.9 million during the same period of 2000. Domestic sales for the three- and nine-month periods ended June 30, 2001 were $17.8 million and $42 million, respectively. Domestic sales for the same periods of fiscal 2000 were $22.7 million and $60.8 million, respectively. Foreign sales for the three- and nine-month periods ended June 30, 2001 were $3.0 million and $12.2 million, respectively. Foreign sales for the same periods of fiscal 2000 were $9.5 million and $22.2 million, respectively. The significant decline in sales is attributable to the Company's filing for bankruptcy protection during September 2000 and the reluctance by several of the Company's customers to commit to new plant projects after the bankruptcy filing.

Gross margins as a percent of net sales improved by 2.3% during the three-month period ended June 30, 2001 as compared to the same period of fiscal 2000. The improvement reflects the Company's efforts to streamline operations and garner operating efficiencies. For the nine-month period of 2001, gross margins as a percent of sales improved 0.3% from the gross margins realized during 2000. Gross margins for the domestic operations improved 2.4% as a percent of net sales. However, higher production costs experienced by the Company's U.K. operations caused margins to deteriorate on foreign sales by 8.8% during the three- and nine-month periods.

Selling and administrative expenses were $3.9 million and $11 million for the three- and nine-month periods of fiscal 2001, compared to $4.5 million and $13.2 million for the same periods of fiscal 2000. The improvement reflects the Company's effort to contain costs during 2001.

Legal and professional fees related to the reorganization were approximately $3.1 million for the nine-months ended June 30, 2001 and $2 million for the same period of fiscal 2000.

The Company recorded lower interest expense in fiscal 2001, due to the bankruptcy filing in September 2000. Interest expense would have been approximately $2.3 million and $7.6 million for the three- and nine-month periods ended June 30, 2001 had interest expense been incurred at the original contracted rates in the loan agreements.


Liquidity and Capital Resources

Cash flows from operations were $9.2 million for the nine-month period ended June 30, 2001 as compared to $13.5 million during the same period of 2000. The decline reflects the reduction in operating results since the Company filed for bankruptcy protection in September 2000. Cash flows from investing activities include net cash proceeds of approximately $48.8 million from the sale of the Company's discontinued operations (CPM) on May 29, 2001 for approximately $52 million. The Company did not incur any capital expenditures during the nine-month period. In addition to applying the entire net cash proceeds of $48.8 million, the Company paid an additional $15.1 million from cash provided by operations and working capital to further reduce its debt during the period. As a result, the Company successfully reduced its total outstanding debt balance by $63.9 million during the nine-month period, from $105.9 million at September 30, 2000 to $42 million at June 30, 2001.





As of the Effective Date, the new credit agreement will go into effect (see Note 2 - Bankruptcy Proceedings). The new credit agreement will provide for full payment of the outstanding balance over a four-year period and will contain certain financial and other restrictive covenants.

Any remaining debt balance in 2005 is expected to be refinanced.


The Company's management anticipates that after emerging from bankruptcy, its existing working capital, credit resources and future cash flows will adequately meet its liquidity needs for the foreseeable future.

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

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

The Company operates manufacturing facilities and sales offices principally located in the United States and the United Kingdom. The Company is subject to business risks inherent in non-U.S. activities, including political and economic uncertainty, import and export limitations, and market risk related to changes in interest rates and foreign currency exchange rates. The Company's principal currency exposure against the U.S. dollar is the British pound. The Company has used foreign currency forward exchange contracts to mitigate fluctuations in currency. The Company does not hold derivatives for trading purposes. Periodically, the Company has used derivative financial instruments consisting primarily of interest rate hedge agreements to manage exposures to interest rate changes. The company's objective in managing its exposure to changes in interest rates (on its variable rate debt) is to limit the impact of such changes on earnings and cash flow and to reduce its overall borrowing costs. A 100 basis point adverse movement (increase) in interest rates along the entire yield curve would increase the pre-tax loss for the nine-months ended June 30, 2001 and 2000 by approximately $679 and $766, respectively. Actual changes in rates may differ from the hypothetical assumptions used in computing this exposure.

Part II. Other Information

Item 1. Legal Proceedings

As indicated in the Company's Form 10-K for the fiscal year ended September 30, 2000, a class action lawsuit was settled with no material adverse impact on the Company.

Item 6. Exhibits and Reports on Form 8-K

A.     Exhibits:

       None.

B.     Reports on Form 8-K:

       Pursuant to Item 4 of Form 8-K, the Company filed a Form 8-K on May 3, 2001 advising of a change in certifying accountants.

Signatures


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                    GENCOR INDUSTRIES, INC.




Date: October 25th, 2001            /s/ Scott W. Runkel
                                    ----------------------------------------
                                    Scott W. Runkel, Chief Financial Officer