Form 10-K405
period 2001-09-30
GENCOR INDUSTRIES INC
filed 2001-12-28
CIK 64472

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  FORM 10 - K

          [X]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15[d] OF THE
                       SECURITIES  EXCHANGE ACT OF 1934

                 For the Fiscal Year Ended September 30, 2001

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

                         Common Stock ($.10 Par Value)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to filing requirements for the past 90 days.
                                                        [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.
                                                        [X]

State the aggregate market value of the voting stock, $.10 per share value Common Stock held by nonaffiliates of the Registrant as of December 19, 2001:
$15,376,057

Indicate the number of shares outstanding of each of the Registrant's classes of Common Stock, as of the latest practicable date: 6,884,070 shares of Common Stock ($.10 par value) and 1,798,398 shares of Class B Stock ($.10 par value) as of December 19, 2001.

List hereunder the following documents if incorporated by reference and the part of the Form 10-K into which the document is incorporated.

Part III - 2001 Proxy Statement

PART I


ITEM 1.  BUSINESS

OVERVIEW

Gencor Industries, Inc. and its subsidiaries (the "Company") is a leading manufacturer of process machinery used in the production of highway construction materials such as hot-mix asphalt. The Company's products are manufactured in two plant facilities in the United States and one plant facility located in the United Kingdom. The Company's products are sold through a combination of Company sales representatives and independent dealers and agents located throughout the world. For the last several years, the Company has operated two business groups: the Construction Equipment Group ("CEG") and the Consolidated Process Machinery Group ("CPM").

Construction Equipment Group (CEG)

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

Because CEG's products are sold primarily to the highway construction industry, the business is seasonal in nature. The majority of orders for the Company's products are received between November and February, with a significant volume of shipments occurring prior to May. The principal factors driving demand for CEG's products are the level of government funding for domestic highway construction and repair, infrastructure development in emerging economies, the need for spare parts and a trend towards larger plants (e.g. drum mix asphalt production) resulting from asphalt production plant consolidation. On June 9, 1998, the Transportation Equity Act for the 21st Century ("TEA-21") was signed into law. TEA-21 significantly increased authorized funding levels for highway construction and rehabilitation to $167 billion over the five- year period, beginning October 1, 1998 through September 30, 2003. The Company has assessed the positive impact of TEA-21 on its future business outlook, and strongly believes it will result in increased demand for its products and services.

Consolidated Process Machinery (CPM)

CPM manufactures process machinery used in the production of scientifically compounded animal feeds, edible oils, sugar and fruit juice concentrates. CPM's products include pellet mills, crushers, flakers, grinders, crystallizers, centrifuges and equipment used to concentrate juices, including presses, evaporators, heat exchangers and dryers.

In September 2000, the Company announced its intent to dispose of the CPM's foreign and domestic operations. Accordingly, the results of the operations for CPM have been reported as discontinued operations in the accompanying financial statements and selected financial data. On May 29, 2001, the Company sold the domestic and foreign operations of CPM.

Economic Trends

The current national economic environment will more than likely negatively impact the Company's near-term performance as customers delay capital expenditures and adjust their operating budgets to accommodate a more subdued economic outlook. The duration of the economic slowdown and the extent to which it will impact the overall U.S. economy and the Company's operations remains uncertain. However, the Company's management continues to believe in the underlying strength and resiliency of the nation's economy and remains optimistic about the Company's long-term prospects.

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

On April 13, 2001, the Debtors filed the Amended Plan of Reorganization of Gencor Industries, Inc. (the "Amended Plan"), dated April 9, 2001 with the Bankruptcy Court (the "Court") providing essentially for 100% payment of all secured and unsecured creditors and no dilution or diminution to the equity holders. The Amended Plan was confirmed on July 11, 2001.

The Plan will become effective on or before December 31, 2001. Pursuant to the Amended Plan, as of the Effective Date, the sale of CPM's domestic and foreign operations was to be consummated. The sale was in fact consummated on May 29, 2001 for $52 million. The net proceeds from the sale were used to reduce the outstanding balance of the Senior Secured Lenders. Under the Amended Plan, all of the Company's debts will be satisfied in full. On December 27, 2001, the Senior Secured Lenders and the Company signed an Amended and Restated Senior Secured Credit Agreement, which specifies that the remaining claims of the Senior Secured Lenders be paid over a four-year period with the remaining balance due in September 2005. Management intends to refinance any remaining balance.

ACQUISITION HISTORY

In 1968, the foundation of the Company was formed by the merger of Mechtron Corporation with General Combustion, Inc. and Genco Manufacturing, Inc. The new entity reincorporated in Delaware in 1969 and adopted the name Mechtron International Corporation in 1970. In 1985, the Company began a series of acquisitions into related fields starting with the Beverley Group Ltd. in the United Kingdom. Hy-Way Heat Company, Inc. and the Bituma Corporation were acquired in 1986. In 1987, the Company changed its name to Gencor Industries, Inc. and acquired the Davis Line and its H & B product line in 1988.

In 1996, the Company sought to diversify and expand its "process machinery" product lines to broaden its core base and to facilitate more opportunities for growth and reduce seasonality. Building on the base of its combustion and asphalt machinery business, the Company made the following acquisitions in process machinery:

 . Process Equipment Division of Ingersoll-Rand Company (PED). Effective
  September 30, 1996, the PED acquisition (which subsequently became the basis of the Company's CPM business), initiated the Company's strategy of acquiring complementary process machinery businesses. The acquisition and expansion into the food processing machinery industry provided the Company new opportunities in niche markets, which manufacture equipment to process food products such as pelletized animal feeds, sugar and edible oils. Included in the CPM group were a number of foreign subsidiaries.

 . Gumaco lndustria E Comercio Limitada. Effective July 1, 1997, the Company acquired Gumaco and certain other South American companies with substantial manufacturing capacity in Brazil. These companies produce heavy machinery for the production and processing of fruit juices.

  In September 2000, the Company announced its intent to dispose of Gumaco as well as all sugar industry product entities acquired in the PED acquisition. Accordingly, in September 2001, CPM's subsidiary Silver-Weibull A.B. was placed in receivership and subsequently sold in November 2001. The Company included the operating results of Gumaco and Silver-Weibull in discontinued operations.

 . ACP Holdings PLC. Effective October 1, 1997, the ACP acquisition expanded
  Gencor's construction equipment product line as ACP is a leading manufacturer of portable batch asphalt plants. This product line is more suitable for international markets since capacity and production needs are different in foreign markets than the United States. ACP is one of the largest exporters in the United Kingdom for its type of construction equipment and products. ACP sells to numerous international markets including China, Thailand, Malaysia, Southern Europe, Africa, the Middle East and the Mediterranean. Following the acquisition ACP Holdings P.L.C. was renamed Gencor ACP, Ltd. ("ACP").

  In June 2001, ACP was reorganized under the direction of a receiver. The assets and business were sold to Gencor Industries Limited, another wholly-owned subsidiary of the Company. The name of this subsidiary was changed to Gencor International Limited ("Gencor International").

INTEREST IN CARBONTRONICS, LLC

In January 1998, the Company finalized agreements with Carbontronics, LLC ("CLLC") pursuant to which the Company sold, manufactured, and installed four synthetic fuel production plants. These plants were sold by CLLC to a limited partnership ("LP"), Carbontronics Synfuel Investors, LLC, which is now the owner of the plants. The Company was paid in full for these plants in 1998. In addition to payment for the plants, the Company received an equity interest of 45% in CLLC. Also, the Company subsequently received a 25% equity position in the General Partner ("GP") of the LP and in Carbontronics II, LLC ("C2LLC"). The remaining interests in the GP, CLLC, and C2LLC are owned by other, unrelated entities. An administrative member of the GP, not the Company, is responsible for administration of the day-to-day affairs of the GP and LP. The Company is entitled to appoint only one of the three members of the GP Management Committee and has 1/3 of the voting rights thereof. As a part of the equity position in CLLC, C2LLC, and the GP, the Company has the potential for income subject to the performance of the partnership. Future benefits realizable by the Company on the synthetic fuel production plants depend on whether the production from these plants will continue to qualify for tax credits under Section 29 of the Internal Revenue Code and the ability to economically produce and successfully market synthetic fuel produced by the plants.

PRODUCTS

Construction Equipment Group (CEG)

Asphalt Plants. The Company and certain subsidiaries, Bituma, and Gencor International Limited (UK), manufacture and produce hot-mix asphalt plants used in the production of asphalt paving materials. The Company also manufactures related asphalt plant equipment including hot mix storage silos, fabric filtration systems, cold feed bins and all other plant components. H&B (Hetherington and Berner) built the first asphalt batch plant in 1894 and is the world's oldest asphalt plant line. Bituma, formerly known as Boeing Construction Equipment Company, developed the continuous process for asphalt production, which has been adopted as the United States industry's standard technology, as well as patented the counterflow technology, several adaptations of which have become the new standard, which recaptures and burns emissions and vapors, resulting in a cleaner and more efficient process. Gencor International Limited
(UK) manufactures a very comprehensive range of fully mobile batch plants, as well as mobile shredders and trommel screens, and is a significant United Kingdom exporter of its type of construction machinery.

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

Fluid Heat Transfer Systems. The Company's General Combustion subsidiaries in the USA and U.K. manufacture the Hy-Way heat and Beverley lines of thermal fluid heat transfer systems and specialty storage tanks for a wide variety of industrial uses. Thermal fluid heat transfer systems are similar to boilers, but use a high temperature oil instead of water. Thermal fluid heaters have been replacing steam pressure boilers as the best method of heat transfer for storage, heating and pumping viscous materials (i.e., asphalt, chemicals, heavy oils, etc.) in many industrial and petrochemical applications worldwide. The Company believes the high efficiency design of its thermal fluid heaters can outperform competitive units in many types of process applications.

PRODUCT ENGINEERING AND DEVELOPMENT

The Company is engaged in product engineering and development efforts to expand its product lines and to further develop more energy efficient and environmentally compatible systems.

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

SOURCES OF SUPPLY AND MANUFACTURING

Substantially all products sold by the Company and its subsidiaries are manufactured or assembled by the Company, except for procured raw materials and hardware. The Company purchases a large quantity of steel, raw materials and hardware used to manufacture its products from hundreds of suppliers and is not dependent on any single supplier. Periodically, the Company reviews the cost effectiveness of internal manufacturing versus outsourcing its product lines to independent third parties and currently believes it has the internal capability to produce the highest quality product at the lowest cost. This, however, may change from time to time.

SEASONALITY

Subsequent to the sale of its food production machinery operations of CPM in May 2001, the Company is concentrated in the asphalt-related business of CEG and subject to a seasonal slow-down during the third and fourth quarters of the calendar year. Traditionally, CEG's customers do not purchase new equipment for shipment during the summer and fall months to avoid disrupting their peak season for highway construction and repair work. This slow-down often results in lower reported sales and earnings and/or losses during the first and fourth quarters of the Company's fiscal year.

COMPETITION

The markets for the Company's products are highly competitive. Within a given product line, the industry remains fairly concentrated, with typically a small number of companies competing for the majority of a product line's industry sales. The principal competitive factors include technology and overall product design, dependability and reliability of performance, brand recognition, pricing and after-the-sale customer support. Management believes its ability to compete depends upon its continual efforts to improve product performance and dependability, competitively price its products, and provide the best customer support and service in the industry.

SALES AND MARKETING

The Company's products and services have been marketed internationally through a combination of Company-employed sales representatives and independent dealers and agents. Each of the Company's business groups has been responsible for marketing its products and services with support from the corporate sales and marketing department.

SALES BACKLOG

The Company's manufacturing processes allow for a relatively short turnaround from the order date to shipment date of usually less than ninety (90) days. Therefore, the size of the Company's backlog should not be viewed as an indicator of the Company's annualized revenues or future financial results. The Company's backlog was approximately $13 million as of December 18, 2001.

LICENSES, PATENTS AND TRADEMARKS

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

EMPLOYEES

As of September 30, 2001, the Company employed a total of 490 employees; there were 404 employees in the domestic U.S. operations and 86 employees in the U.K. operations. The Company had collective bargaining agreements covering production and maintenance employees at its Marquette, Iowa facilities. The remaining domestic employees are not represented by a labor union or collective bargaining agreement. The Company believes that its relationship with its employees is good.

EXECUTIVE OFFICERS OF THE REGISTRANT

The executive officers of the Company at September 30, 2001 were:

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

Mr. E.J. Elliott has served as Chairman of the Board since 1973 and President since 1969. Mr. Elliott has over 46 years experience in the design, manufacture and operation of construction machinery and asphalt manufacturing plants. Since the early 1960's, Mr. Elliott owned and served as Chairman and President of General Combustion, Inc. and Genco Manufacturing Corporation which became the foundation for Gencor.

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

ITEM 2. PROPERTIES

The following table lists the properties owned or leased by the Company as of September 30, 2001:

                                               OWNED        SQUARE                                  BUSINESS
LOCATION                                      ACREAGE      FOOTAGE      PRINCIPAL FUNCTION           SEGMENT

Araraquara, Brazil (1)                          29.2      295,000     Offices and manufacturing        CPM
Billingshurst, West Sussex England (1 )          1.2        5,000     Offices                          CEG
Hasselholm, Sweden (2)                           N/A       10,000     Offices and manufacturing        CPM
Leicester, England (1 )                          6.0       97,000     Offices and manufacturing        CEG
Marquette, Iowa (1 )                            72.0      137,000     Offices and manufacturing        CEG
Orlando, Florida (1)                            27.0      171,000     Corporate offices and            CEG
                                                                      manufacturing

(1)  Owned
(2)  Leased


During 1999, the Company sold an office and manufacturing facility located in Youngstown, Ohio (5.5 acres; 45,000 square feet), and a warehouse facility in North Kansas City, Missouri (0.7 acres; 6,000 square feet).

During 2000, the Company sold an office and manufacturing facility located in Indianapolis, Indiana (11.3 acres; 79,000 square feet).

During 2001, the Company sold an office and manufacturing facility located in Aurora, Colorado and the Sao Paulo, Brazil office. Also in May 2001, the Company sold the following properties related to its discontinued operations, which were either owned or leased: Amsterdam, Netherlands office and manufacturing facility; Wuxi, China office and warehouse; Crawfordsville, Indiana office and manufacturing facility; Daventry, England office and warehouse; Malmaison, France office; Merrimack, New Hampshire office and manufacturing facility; Singapore, Republic of Singapore office and manufacturing facility; Waterloo, Iowa office and manufacturing facility; and the Wexford, Ireland office and manufacturing facility.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED SHAREHOLDER
        MATTERS

Stock price information is as follows:

                                                   SALES PRICES
                                                   ------------

                                            HIGH                   LOW
                                            ----                   ---
     1999
     ----
    First Quarter                          14.88                  7.50
    Second Quarter (1)                      9.25                  6.00
    Third Quarter                           n/a                    n/a
    Fourth Quarter                          n/a                    n/a

     2000
     ----
    First Quarter                           n/a                    n/a
    Second Quarter                          n/a                    n/a
    Third Quarter                           1.45                   .50
    Fourth Quarter                          1.75                   .77

     2001
     ----
    First Quarter                           1.42                   .80
    Second Quarter                          1.65                   .80
    Third Quarter                           2.38                  1.67
    Fourth Quarter                          3.35                  1.62

    (1) The American Stock Exchange suspended trading on February 22, 1999.


As of December 19, 2001, there were 469 holders of Common Stock of record and 9 holders of Class B Stock of record.

On December 3, 1998, the Board of Directors declared a cash dividend of $.03 per share payable on January 22, 1999 to Common Stock shareholders of record on December 31, 1998.

Pursuant to the terms of its current credit agreements, the Company will not be paying dividends for the foreseeable future.

ITEM 6.   SELECTED FINANCIAL DATA

                                                                     Years Ended September 30
                                              -----------------------------------------------------------------------
                                                   2001           2000         1999         1998 (1)(4)      1997
                                                              (in thousands, except per share data)
Net revenue from continuing operations          $  71,134     $   96,808     $  101,399     $  125,283     $   63,719
Operating income (loss) from
  continuing operations                         $  (3,870)    $    3,848     $  (15,113)    $    7,887     $    1,024
Income (loss) from continuing operations        $  (4,248)    $    1,268     $  (12,544)    $   (1,236)    $     (122)
Discontinued operations: (2)
  Operating income (loss)                       $   5,695     $     (476)    $  (11,322)    $    2,891     $    7,017
  Gain on sale of businesses                    $   3,835     $      -       $      -       $     -        $     -
Extraordinary item- debt extinguishment         $   3,641     $      -       $      -       $     -        $     -
                                                ---------     ----------     ----------     ----------     ----------
Net income (loss)                               $   8,923     $      792     $  (23,866)    $    1,655     $    6,895
                                                =========     ==========     ==========     ==========     ==========

Per share data:
Basic:  (3)
Income (loss) from continuing operations        $   (0.49)    $     0.14     $    (1.45)    $    (0.15)    $    (0.02)
Discontinued operations: (2)
  Operating income (loss)                       $    0.66     $    (0.05)    $    (1.30)    $     0.35     $     0.87
  Gain on sale of businesses                    $    0.44     $      -       $      -       $     -        $     -
Extraordinary item - debt extinguishment        $    0.42     $      -       $      -       $     -        $     -
                                                ---------     ----------     ----------     ----------     ----------
Net income (loss)                               $    1.03     $     0.09     $    (2.75)    $     0.20     $     0.85
                                                =========     ==========     ==========     ==========     ==========

Diluted:  (3)
Income (loss) from continuing operations        $   (0.49)    $     0.14     $    (1.45)    $    (0.15)    $    (0.01)
Discontinued operations: (2)
  Operating income (loss)                       $    0.66     $    (0.05)    $    (1.30)    $     0.35     $     0.75
  Gain on sale of businesses                    $    0.44     $      -       $      -       $     -        $     -
Extraordinary item - debt extinguishment        $    0.42     $      -       $      -       $     -        $     -
                                                ---------     ----------     ----------     ----------     ----------
Net income (loss)                               $    1.03     $     0.09     $    (2.75)    $     0.20     $     0.74
                                                =========     ==========     ==========     ==========     ==========

Cash dividends declared per common share        $     -       $      -       $    0.030     $    0.025     $   0.0125

Selected balance sheet data:
                                                                          September 30,
                                              -----------------------------------------------------------------------
                                                   2001           2000         1999           1998 (1)       1997

Current assets                                  $  47,956     $   85,869     $   93,424     $  100,151     $   95,393
Current liabilities                             $  29,671     $  140,672     $  149,737     $  142,312     $  136,155
Total assets                                    $  69,587     $  139,946     $  151,947     $  173,157     $  163,152
Long-term debt, less current maturities         $  34,333     $      -       $      -       $     -        $     -
Shareholders' equity (deficit)                  $   2,274     $   (7,423)    $   (4,275)    $   22,257     $   21,212

(1) Amounts have been restated to reflect the adjustments resulting from certain accounting irregularities and improprieties in the financial statements of the Company's wholly-owned U.K. subsidiary, Gencor ACP, Ltd.

(2) The operating results of the food processing equipment manufacturing businesses (CPM) are reflected as discontinued operations.

(3) Applicable amounts have been restated to give retroactive effect to the adoption of SFAS 128, Earnings per Share.
(4) Net revenues from continuing operations for 1998 include approximately $50 million from sales of synthetic fuel production machinery.

INTERIM FINANCIAL INFORMATION (UNAUDITED)
                                              In thousands, except per share amounts
                                                          Quarters ended
                                        --------------------------------------------------
                                        December 31    March 31    June 30    September 30
                                        -----------    --------    -------    ------------
2001:
Net Sales                                 $11,789       $21,610    $20,841       $16,894
Production costs                          $ 8,926       $15,470    $14,210       $14,664
Product engineering and
 development                              $   569       $   561    $   601       $   620
Selling, general and administrative       $ 3,335       $ 3,769    $ 3,877       $ 3,330
Restructuring costs                       $ 1,535       $ 1,450    $    75       $ 2,012
Income (loss) from continuing
 operations                               $(2,497)       $  327    $ 2,147       $(4,225)
Discontinued operations:
 Operating Income (loss)                  $   772       $ 1,367    $ 1,676       $ 1,880
 Gain on sale of businesses               $    -        $    -     $ 3,546       $   289
Income (loss) before extraordinary
 item                                     $(1,725)      $ 1,694    $ 7,369       $(2,056)
Extraordinary item-debt extinguishment    $    -        $    -     $    -        $ 3,641
Net Income (loss)                         $(1,725)      $ 1,694    $ 7,369       $ 1,585
Basic and diluted earnings per share:
Income (loss) from continuing operations  $ (0.29)      $  0.04    $  0.25       $ (0.49)
Discontinued operations:
 Operating income (loss)                  $  0.09       $  0.16    $  0.19       $  0.22
 Gain on sale of businesses               $  0.00       $  0.00    $  0.41       $  0.03
Extraordinary item- debt extinguishment   $  0.00       $  0.00    $  0.00       $  0.42
Net income (loss)                         $ (0.20)      $  0.20    $  0.85       $  0.18

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

"FORWARD-LOOKING" INFORMATION

This Form 10-K contains certain "forward-looking statements" within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), which represent the Company's expectations and beliefs, including, but not limited to, statements concerning gross margins, sales of the Company's products and future financing plans. These statements by their nature involve substantial risks and uncertainties, certain of which are beyond the Company's control. Actual results may differ materially depending on a variety of important factors, including the financial condition of the Company's customers, changes in the economic and competitive environments and demand for the Company's products.


Changes in Financial Condition, Liquidity, and Capital Resources

Chapter 11 Bankruptcy Reorganization

On April 13, 2001, the Debtors filed the Amended Plan of Reorganization of Gencor Industries, Inc. (the "Amended Plan"), dated April 9, 2001 with the Bankruptcy Court providing essentially for 100% payment of all secured and unsecured creditors and no dilution or diminution to the equity holders. The Amended Plan was confirmed on July 11, 2001.

The Amended Plan will become effective on or before December 31, 2001. Under the Amended Plan, all of the Company's debts will be satisfied in full. On December 27, 2001, the Senior Secured Lenders and the Company signed an Amended and Restated Senior Secured Credit Agreement, which specifies that the remaining claims of the Senior Secured Lenders of approximately $34 million be paid over a four-year period with the balance due in September 2005. Management intends to refinance any remaining debt balance.

Discontinued Operations - Consolidated Process Machinery (CPM)

On May 29, 2001, the Company sold the food processing machinery group (CPM) for $52 million. This consisted of the domestic operations located in Indiana, Iowa and New Hampshire and the foreign operations in France, Netherlands, United Kingdom, Ireland, Singapore and China. The net proceeds of the sale were applied against the outstanding balance of the Senior Secured Lenders. In September 2001, the Swedish operation was placed into receivership and the business was sold in November 2001. The Company also intends to sell the food processing machinery operations located in Colorado and Brazil. The operating results of the food processing machinery group were classified as discontinued operations for all periods presented.

Other Changes in Financial Condition, Liquidity, and Capital Resources

Due to the bankruptcy filing in 2000, the entire outstanding debt balance of $104.7 million at September 30, 2000 was classified as currently due. This resulted in an unfavorable current ratio of .61:1 and negative working capital of $54.8 million at September 30, 2000. On December 27, 2001, the Company and its Senior Secured Lenders signed an Amended and Restated Secured Credit Agreement. Accordingly, the Company reclassified the outstanding debt between current maturities and long-term debt, which significantly improved its working capital structure. As of September 30, 2001, the current ratio was 1.62:1 and working capital was $18.3 million.

During fiscal 2000, the Company adjusted certain accruals to increase its debt obligation to the Senior Secured Lenders by approximately $10.3 million in order to comply with an amount stipulated by the Bankruptcy Court. For cash flow purposes, this transaction was treated as a non-cash transaction.

During 2001, the Company was released from certain obligations totaling $1,494, previously included in the Court stipulated amount. This was treated as a forgiveness of debt and included in the extraordinary item - debt extinguishment.

Pursuant to the terms of the amended and restated credit agreement, the Company will not be paying dividends for the foreseeable future.

Results of Operations

Year ended September 30, 2001 compared with the year ended September 30, 2000

Continuing Operations - Construction Equipment Group (CEG)

Net sales for the construction equipment group (CEG) were $71.1 million for the fiscal year ended September 30, 2001, reflecting a decline of $25.7 million or 26.5% from $96.8 million in 2000. CEG's domestic sales were $53.1 million during 2001, which reflected a decline of $17.3 million or 24.5% from $70.4 million recorded for 2000. CEG's foreign sales during 2001 of $18.0 million also declined by $8.4 or 31.1% from the previous year's levels. The decline in sales reflects the negative impact of the bankruptcy proceedings and postponed customer projects due to rising oil prices throughout most of 2000. Higher prices for the petroleum based materials used in the production of hot-mix asphalt negatively impacts the profitability of the Company's customers and their willingness to commit to major plant projects.

Total production costs increased 3.1% as a percent of net sales during the fiscal year 2001, as compared to 2000. The domestic operations reflected a 3% increase in production costs as a percent of net sales. While production costs at the foreign operations increased 11.1% as a percent of net sales over the prior year's levels.

Research and development costs were $2.4 million during 2001 compared to $2.8 million in 2000. The reduction was reflected in CEG's domestic operations, where research and development cost declined by approximately $.5 million from $2.6 million in 2000 to $2.1 million during 2001.

Selling, general and administrative expenses, excluding restructuring costs reflected a decline of $2.7 million during 2001 from the previous year.

Discontinued Operations - Consolidated Process Machinery (CPM)

The operating income reported for the discontinued operations includes CPM's domestic and foreign operations for the eight months ended May 29, 2001 (the disposal date or sale date). Also included in discontinued operations are the operating results of the Colorado, Brazilian and Swedish operations, which were not part of the CPM sale.

Results of Operations

Year ended September 30, 2000 compared with the year ended September 30, 1999

Continuing Operations - Construction Equipment Group (CEG)

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

Production costs were $69.5 million or 71.8% of net sales in fiscal 2000 compared to $85.9 million or 84.7% of net sales in 1999. The improvement reflects significantly lower production costs experienced by the Company's domestic operations of CEG during 2000. Production costs for the domestic operations of CEG declined 19.9% as a percent of net sales, from 87.1% in 1999 to 67.2% during 2000. Improvement in performance can be attributed to the positive impact of cost reductions, price increases and numerous operational efficiencies. In addition, the performance in 1999 was negatively affected by high production and engineering costs relating to the design and manufacture of certain products, which proved to be more labor intensive and costly to produce. Also included in the production costs for 1999 were significant inventory write-offs and warranty reserves adjustments. Management believes the improvement in 2000 reflects a more normal production environment, and a return to more historical profit margins.

Selling, general, and administrative expenses, including restructuring costs declined by $5.5 million or 21%, from $26.2 million in 1999 to $20.7 million in 2000. Significant reductions in payroll-related costs of approximately $1.0 million, legal and accounting fees of $2.1 million and bad debt expense of $2.0 million account for the improvement in 2000.

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

New Accounting Pronouncements

During 2001, the Financial Accounting Standards Board issued Statements of Financial Accounting Standards No. 141 (SFAS 141), "Business Combinations", and No.142 (SFAS 142), "Goodwill and Other Intangible Assets." SFAS 141 addresses financial accounting and reporting for goodwill and other intangible assets acquired in a business combination at acquisition. SFAS 141 requires the purchase method of accounting to be used for all business combinations initiated after June 30, 2001; establishes specific criteria for the recognition of intangible assets separately from goodwill; and requires unallocated negative goodwill to be written off immediately as an extraordinary gain (instead of being deferred and amortized). SFAS 142 addresses financial accounting and reporting for intangible assets acquired individually or with a group of other assets (but not those acquired in a business combination) at acquisition. SFAS 142 also addresses financial accounting and reporting for goodwill and other intangible assets subsequent to their acquisition. SFAS 142 provides that goodwill and intangible assets which have indefinite useful lives will not be amortized but rather will be tested at least annually for impairment. It also provides that intangible assets that have finite useful lives will continue to be amortized over their useful lives, but those lives will no longer be limited to forty years. SFAS 141 is effective for all business combinations initiated after June 30, 2001 and for all business combinations accounted for by the purchase method for which the date of acquisition is after June 30, 2001. The provisions of SFAS 142 are effective for reporting periods beginning after December 15, 2001. The Company believes the implementation of SFAS 141 and SFAS 142 will not significantly impact its financial statements.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company operates manufacturing facilities and sales offices principally located in the United States and the United Kingdom. The Company is subject to business risks inherent in non-U.S. activities, including political and economic uncertainty, import and export limitations, and market risk related to changes in interest rates and foreign currency exchange rates. The Company's principal currency exposures against the U.S. dollar is the British pound. Periodically, the Company will use derivative financial instruments consisting primarily of interest rate hedge agreements to manage exposures to interest rate changes. The Company's objective in managing its exposure to changes in interest rates on its variable rate debt is to limit their impact on earnings and cash flow and reduce its overall borrowing costs.

At September 30, 2001, the Company had approximately $35.6 million of debt outstanding. Under the Amended and Restated Secured Credit Agreement , substantially all of the Company's borrowings will bear interest at variable rates based upon the prime rate plus 2%. The Company performed a sensitivity analysis assuming a hypothetical 10% adverse movement in the interest rates on the debt outstanding at the end of 2001. Such a movement in interest rates would cause the Company to recognize additional interest expense of approximately $356,000 along with a corresponding decrease in cash flows.

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

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

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

During 2001, 2000 and 1999 Marcar Leasing Corporation ("Marcar") was engaged in leasing machinery and vehicles to the public and to the Company. Marcar is owned by family members of the Company's Chairman. The terms of the leases are established based on the rates charged by independent leasing companies and are believed to be more favorable than those generally available from independent third parties. Leases between the Company and Marcar generally provide for equal monthly payments over either thirty-six months or forty-eight months. During fiscal 2001, 2000 and 1999, the Company made lease payments to Marcar totaling $265,585, $269,726 and $246,168, respectively.

PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a) A listing of financial statements and financial statement schedules filed as part of this report is set forth in the "Index to Financial Statements" following Part IV hereof.

(b)  Reports on Form 8-K:

     None for the quarter ended September 30, 2001.

(c)  Exhibit Index - 2001 Annual Report on Form 10-K.

      EXHIBIT
      NUMBER                                DESCRIPTION                                    FILED HEREWITH
        2.1         Second Amended Plan of Reorganization of Gencor
                    Industries, Inc., As Modified  Dated: July 8, 2001

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

       EXHIBIT
       NUMBER                               DESCRIPTION                                    FILED HEREWITH
        4.4         Mortgage Deed and Security Agreement dated as of December 1,
                    1984, from the Company to the Orange County Industrial
                    Development Authority, incorporated by reference to
                    Exhibit 4.4 to Registration No. 33-627.

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

      EXHIBIT
      NUMBER                                DESCRIPTION                                    FILED HEREWITH
       4.31         California Pellet Mill Company Security Agreement, dated
                    as of December 10, 1996, made by California Pellet Mill
                    Company in favor of Credit Lyonnais New York Branch, as
                    Agent, incorporated by reference to Exhibit 10.8 to the
                    Company's Report on Form 8-K filed on December 26, 1996.

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

       4.37         Bituma Corporation Security Agreement, dated as of
                    December 10, 1996, made by Bituma Corporation in favor of Credit Lyonnais New York Branch, as Agent, incorporated by reference to Exhibit 10.13 to the Company's Report on Form
                    8-K filed on December 26, 1996.

     EXHIBIT
     NUMBER                                 DESCRIPTION                                    FILED HEREWITH
       4.38         Mortgage made by Gencor, Industries, Inc. in favor of
                    Credit Lyonnais New York Branch, as Agent, for certain
                    real property located in Orlando, Florida, incorporated by reference to Exhibit 10.15 to the Company's Report on Form
                    8-K filed on December 26, 1996.

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

       4.43         Tranche A Term Note, incorporated by reference to Exhibit
                    10.20 to the Company's Report on Form 8-K filed on December 26, 1996.

       4.44         Tranche B Term Note, incorporated by reference to Exhibit
                    10.21 to the Company's Report on Form 8-K filed on December 26, 1996.

       4.45         Revolving Credit Notes, incorporated by reference to
                    Exhibit 10.22 to the Company's Report on Form 8-K filed on
                    December 26, 1996.

       4.46         Tranche C Term Notes, incorporated by reference to Exhibit
                    10.23 to the Company's Report on Form 8-K, filed on October 27, 1997.

      EXHIBIT
      NUMBER                                DESCRIPTION                                    FILED HEREWITH
       10.5         Form of Agreement for Nonqualified Stock Options granted
                    in 1986, incorporated by reference to the Annual Report on
                    Form 10-K for the year ended December 31, 1986.

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

                                                                      EXHIBIT 21

                    GENCOR INDUSTRIES, INC. AND SUBSIDIARIES

                         SUBSIDIARIES OF THE REGISTRANT


All of the operating subsidiaries of Gencor Industries, Inc., a Delaware Corporation, listed below are included in the Consolidated Financial Statements:

                                                                     State in Which      Country in Which
                                                                      Incorporated         Incorporated
                                                                     --------------      ----------------
General Combustion Corporation                                          Florida

General Combustion Limited                                                                    England

Bituma-Stor, Inc.                                                         Iowa

Bituma Corporation                                                     Washington

Equipment Services Group, Inc.                                          Florida

CPM Brazil, Inc.                                                        Florida

CPM do Brasil Ltda.                                                                           Brazil

Gumaco Industria E Comercio Ltda.                                                             Brazil

Gumaco Projectos E. Montagens Ltda.                                                           Brazil

CPM Industria E Comercio Ltda.                                                                Brazil

Silver-Weibull A.B.                                                                           Sweden

Gencor International Limited                                                                  England

Gencor ACP, Ltd.                                                                              England

SIGNATURES

Pursuant to the requirements of Sections 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: December 27th 2001                      GENCOR INDUSTRIES, INC.
                                         (Registrant)

                                         /s/  E.J. Elliott
                                         ------------------------------------
                                         E.J. Elliott
                                         President and Chairman
                                         of the Board

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated. The signatures of Directors constitute a majority of Directors.


/s/  E.J. Elliott                        /s/  Scott W. Runkel
-----------------------------------      ---------------------------------------
E.J. Elliott                             Scott W. Runkel

President and Chairman of the Board      Chief Financial Officer


/s/  John E. Elliott
-----------------------------------
John E. Elliott
Director

                            GENCOR INDUSTRIES, INC.

        INDEX TO FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULES

                                                                   PAGE
                                                                   ----
Reports of Independent Certified Public Accountants..............   29

Consolidated Balance Sheets as of September 30, 2001 and 2000....   30

Consolidated Statements of Operations for the years ended
September 30, 2001, 2000 and 1999................................   31

Consolidated Statements of Shareholders' Equity (Deficit) for the
years ended September 30, 2001, 2000 and 1999....................   32

Consolidated Statements of Cash Flows for the years ended
September 30, 2001, 2000 and 1999................................   33

Notes to Consolidated Financial Statements.......................   34

Financial Statement Schedule:

Schedule II.  Valuation and Qualifying Accounts..................   49

All other schedules are omitted because they are not applicable or the required information is shown in the consolidated financial statements or notes thereto.


Audit Opinion for Fiscal Year Ended 1999

The financial statements for the year ended September 30, 1999 were audited by PricewaterhouseCoopers LLP whose report on those statements is dated March 16, 2001. The consent and opinion of PricewaterhouseCoopers LLP are not included in this Form 10-K.

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS


Board of Directors
Gencor Industries, Inc.
Orlando, Florida

We have audited the accompanying consolidated balance sheets of Gencor Industries, Inc. and subsidiaries as of September 30, 2001 and 2000, and the related consolidated statements of operations, shareholders' equity (deficit) and cash flows for the years then ended. Our audits also included the financial statement schedule listed in the accompanying index. These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We did not audit the financial statements of CPM/Europe Limited, California Pellet Mill Europe Limited, Silver Weibull Aktiebolag and General Combustion Limited, wholly owned subsidiaries, whose statements reflect total assets constituting 5% and 6% of consolidated assets as of September 30, 2001 and 2000, and total revenues constituting 4% of consolidated revenues for each of the years then ended.
Those statements were audited by other auditors whose reports have been furnished to us and, our opinion, insofar as it relates to the amounts included for CPM/Europe Limited, California Pellet Mill Europe Limited, Silver Weibull Aktiebolag and General Combustion Limited, is based solely on the reports of the other auditors.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits and the reports of the other auditors provide a reasonable basis for our opinion.

In our opinion, based on our audits and the audit reports of the other auditors, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Gencor Industries, Inc. and subsidiaries as of September 30, 2001 and 2000, and the results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the financial statement schedule referred to above, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.


Moore Stephens Lovelace, P.A.
Certified Public Accountants

Orlando, Florida
December 21, 2001, except for Note 2,
 as to which the date is December 27, 2001.

                            GENCOR INDUSTRIES, INC.
                          CONSOLIDATED BALANCE SHEETS
                     (In thousands, except per share data)

                                                                                       September 30,
                                                                            -------------------------------------
ASSETS                                                                          2001                       2000
Current assets:
  Cash and cash equivalents                                                    $14,158                  $ 17,971
  Accounts receivable, less allowance for doubtful accounts
     of $1,629 ($3,146 in 2000)                                                  8,441                    22,469
  Other receivables                                                                231                     1,661
  Inventories, net                                                              23,105                    41,394
  Prepaid expenses                                                               2,021                     2,374
                                                                               -------                  --------
           Total current assets                                                 47,956                    85,869

Property and equipment, net                                                     16,774                    33,567
Goodwill, net of accumulated amortization                                          379                    12,018
Other assets                                                                     4,478                     8,492
                                                                               -------                  --------
           Total assets                                                        $69,587                  $139,946
                                                                               =======                  ========
LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)
Current liabilities:
  Notes payable                                                                $   196                  $  1,124
  Current portion of long-term debt                                              1,299                   104,743
  Accounts payable                                                               8,788                    17,079
  Customer deposits                                                                405                     1,735
  Income and other taxes payable                                                 3,470                     1,362
  Accrued expenses                                                              15,513                    14,629
                                                                               -------                  --------
           Total current liabilities                                            29,671                   140,672

Post-retirement benefits                                                             -                     2,950
Long-term debt                                                                  34,333                         -
Other liabilities                                                                3,309                     3,747
                                                                               -------                  --------
           Total liabilities                                                    67,313                   147,369
                                                                               -------                  --------
Commitments and contingencies

Shareholders' equity (deficit):
  Preferred stock, par value $.10 per share; authorized
   300,000 shares; none issued                                                       -                        -
  Common stock, par value $.10 per share; 15,000,000 shares authorized;
   6,971,470 shares issued in 2001 and 2000                                        697                       697
  Class B stock, par value $.10 per share; 6,000,000 shares authorized:
    1,890,398 shares issued in 2001 and 2000                                       189                       189
  Capital in excess of par value                                                11,343                    11,343
  Accumulated deficit                                                           (1,187)                  (10,110)
  Accumulated other comprehensive loss                                          (6,969)                   (7,743)
  Subscription receivable from officer                                             (95)                      (95)
  Common stock in treasury, 179,400 shares at cost                              (1,704)                   (1,704)
                                                                               -------                  --------
                                                                                 2,274                    (7,423)
                                                                               -------                  --------
                                                                               $69,587                  $139,946
                                                                               =======                  ========


                                  See accompanying notes to consolidated financial statements.

                            GENCOR INDUSTRIES, INC.
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                     (In thousands, except per share data)


                                                                               FOR THE YEARS ENDED SEPTEMBER 30,
                                                                            ----------------------------------------
                                                                                2001           2000            1999
Net revenue                                                                  $71,134        $96,808        $101,399
                                                                             -------        -------        --------
Costs and expenses:
     Production costs                                                         53,270         69,509          85,915
     Product engineering and development                                       2,351          2,783           4,404
     Selling, general and administrative                                      14,311         16,978          26,193
     Restructuring costs                                                       5,072          3,690               -
                                                                             -------        -------        --------
                                                                              75,004         92,960         116,512
                                                                             -------        -------        --------
Operating income (loss)                                                       (3,870)         3,848         (15,113)
                                                                             -------        -------        --------
Other income (expense):
     Interest income                                                             306            355              96
     Interest expense                                                           (782)        (3,194)         (3,220)
     Miscellaneous                                                                98            111            (883)
                                                                             -------        -------        --------
                                                                                (378)        (2,728)         (4,007)
                                                                             -------        -------        --------
Income (loss) from continuing operations before income
  taxes, discontinued operations and extraordinary item                       (4,248)         1,120         (19,120)
Income taxes                                                                       -           (148)         (6,576)
                                                                             -------        -------        --------
Income (loss) from continuing operations                                      (4,248)         1,268         (12,544)
                                                                             -------        -------        --------
Discontinued operations
   Operating income (loss) (net of income tax expense of $1,816
       in 2001, $698 in 2000 and $2,908 in 1999)                               5,695           (476)        (11,322)
   Gain on sale of businesses, net of income taxes of $1,222                   3,835              -               -
                                                                             -------        -------        --------
Income (loss) before extraordinary item                                        5,282            792         (23,866)
Extraordinary item - debt extinguishment, net of
    income taxes of $1,161                                                     3,641              -               -
                                                                             -------        -------        --------
Net income (loss)                                                            $ 8,923        $   792        $(23,866)
                                                                             =======        =======        ========

Basic and diluted earnings (loss) per common share:
Income (loss) from continuing operations                                     $ (0.49)         $0.14        $  (1.45)
Discontinued operations:
   Operating income (loss)                                                      0.66          (0.05)          (1.30)
   Gain on sale of businesses                                                   0.44              -               -
Extraordinary item - debt extinguishment                                        0.42              -               -
                                                                             -------        -------        --------
Net income (loss)                                                            $  1.03          $0.09        $  (2.75)
                                                                             =======        =======        ========

                                   See accompanying notes to consolidated financial statements.


                            GENCOR INDUSTRIES, INC.

           CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (DEFICIT)
                                (In thousands)

             FOR THE YEARS ENDED SEPTEMBER 30, 2001, 2000 AND 1999



                                                                                             RETAINED
                                                                                CAPITAL IN   EARNINGS
                                              COMMON STOCK      CLASS B STOCK    EXCESS OF  (ACCUMULATED  COMPREHENSIVE
                                           SHARES     AMOUNT   SHARES   AMOUNT   PAR VALUE     DEFICIT)    INCOME (LOSS)

 September 30, 1998  - as restated          6,915        691    1,917      192      11,288      13,239
  Exchange of shares                           27          3      (27)      (3)          -           -
  Stock options exercised                      30          3                            55           -
  Cash dividend ($0.030 per share)              -          -        -        -           -        (275)
  Net loss                                      -          -        -        -           -     (23,866)     $(23,866)
  Translation adjustment                        -          -        -        -           -           -        (2,449)
                                            -----       ----    -----     ----     -------    --------      --------
  Comprehensive loss                                                                                        $(26,315)
                                                                                                            ========
 September 30, 1999                         6,972        697    1,890      189      11,343     (10,902)
  Net income                                    -          -        -        -           -         792      $    792
  Translation adjustment                        -          -        -        -           -           -        (3,940)
                                            -----       ----    -----     ----     -------    --------      --------
  Comprehensive loss                                                                                        $ (3,148)
                                                                                                            ========
 September 30, 2000                         6,972        697    1,890      189     $11,343     (10,110)
  Net income                                    -          -        -        -           -       8,923      $  8,923
  Translation adjustment                        -          -        -        -           -           -           774
                                            -----       ----    -----     ----     -------    --------      --------
  Comprehensive income                                                                                      $  9,697
                                                                                                            ========
 September 30, 2001                         6,972       $697    1,890     $189     $11,343    $ (1,187)
                                            =====       ====    =====     ====     =======    ========

                                           ACCUMULATED   SUBSCRIPTION
                                             OTHER        RECEIVABLE                                TOTAL
                                          COMPREHENSIVE      FROM           TREASURY STOCK        SHAREHOLDERS'
                                         INCOME (LOSS)      OFFICER        SHARES       COST     EQUITY (DEFICIT)
 September 30, 1998  - as restated           (1,354)         (95)            179       (1,704)       22,257
  Exchange of shares                              -            -               -            -             -
  Stock options exercised                         -            -               -            -            58
  Cash dividend ($0.030 per share)                -            -               -            -          (275)
  Net loss                                        -            -               -            -       (23,866)
  Translation adjustment                     (2,449)           -               -            -        (2,449)
                                            --------        ----             ---      -------        ------
  Comprehensive loss

 September 30, 1999                          (3,803)         (95)            179       (1,704)       (4,275)
  Net income                                      -            -               -            -           792
  Translation adjustment                     (3,940)           -               -            -        (3,940)
                                            --------        ----             ---      -------        ------
  Comprehensive loss

 September 30, 2000                          (7,743)         (95)            179       (1,704)       (7,423)
  Net income                                      -            -               -            -         8,923
  Translation adjustment                        774            -               -            -           774
                                            --------        ----             ---      -------        ------
  Comprehensive income

 September 30, 2001                         $(6,969)        $(95)            179      $(1,704)       $2,274
                                            ========        ====             ===      =======        ======

                                   See accompanying notes to consolidated financial statements.


                                      GENCOR INDUSTRIES, INC.
                               Consolidated Statements of Cash Flows
                                            In thousands


                                                                  FOR THE YEARS ENDED SEPTEMBER 30,
                                                                 ----------------------------------
                                                                   2001         2000         1999

Cash flows from operations:
  Net income (loss)                                              $  8,923      $   792     $(23,866)
  Adjustments to reconcile net income (loss)
  to cash provided by (used for) operations:
     Depreciation and amortization                                  4,021        5,240        4,731
     Gain on sale of assets                                           (13)        (247)           -
     Postretirement benefits                                            -          320          384
     Bad debt expense                                               1,124          262        2,270
     Gain on sale of businesses                                    (5,057)           -            -
     Loss on restructuring of assets                                1,758
     Extraordinary item - debt extinguishment                      (4,802)           -            -
     Impairment of long-lived assets and goodwill                       -            -        4,846
     Unrecoverable deposits                                             -            -        3,923
     Change in assets and liabilities - net of businesses
      sold:
          Income tax receivable                                         -        9,664       (6,475)
          Accounts receivable                                       3,291        5,894        1,769
          Other receivables                                         1,430        1,152        1,019
          Inventories                                                 457       (1,614)       7,496
          Prepaid expenses                                           (722)        (453)       1,981
          Other assets                                             (1,679)         635       (5,393)
          Deferred income taxes                                         -            -        2,744
          Accounts payable                                          2,815       (4,378)       2,948
          Customer deposits                                        (1,330)      (3,710)       2,086
          Income and other taxes payable                            2,746         (996)       1,023
          Accrued expenses                                           (868)       6,556        1,800
          Other liabilities                                          (438)      (3,785)        (169)
                                                                 --------      -------     --------
                 Total adjustments                                  2,733       14,540       26,983
                                                                 --------      -------     --------
Cash provided by operations                                        11,656       15,332        3,117
                                                                 --------      -------     --------
Cash flows from (used for) investing activities:
     Net proceeds from sale of business unit                       48,778            -            -
     Capital expenditures, net                                        (88)      (1,624)      (1,613)
     Proceeds from sale of property and equipment                   4,090          442          633
                                                                 --------      -------     --------
Cash from (used for) investing activities                          52,780       (1,182)        (980)
                                                                 --------      -------     --------
Cash flows from financing activities:
     Net reduction in notes payable                                  (615)      (2,928)        (109)
     Repayment of debt                                            (67,616)      (7,802)      (4,823)
     Borrowings                                                         -        5,500        4,500
     Cash dividends paid                                                -            -         (275)
     Issuance of common stock                                           -            -           58
                                                                 --------      -------     --------
Cash used for financing activities                                (68,231)      (5,230)        (649)
                                                                 --------      -------     --------
Effect of exchange rate changes on cash                               (18)        (530)        (446)
                                                                 --------      -------     --------
Net increase (decrease) in cash                                    (3,813)       8,390        1,042
Cash and cash equivalents at:
     Beginning of year                                             17,971        9,581        8,539
                                                                 --------      -------     --------
     End of year                                                 $ 14,158      $17,971     $  9,581
                                                                 ========      =======     ========

          See accompanying notes to consolidated financial statements.

                            GENCOR INDUSTRIES, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
               All amounts in thousands, except per share amounts

NOTE 1 - NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Gencor Industries, Inc. and its subsidiaries (collectively the "Company") is a diversified heavy machinery manufacturer for the production of highway construction materials, synthetic fuels and environmental control machinery and equipment.

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

Net Income (Loss) Per Share

The financial statements include "basic" and "diluted" per share information. Basic and diluted per share information is calculated by dividing income (loss) from continuing operations, income (loss) from discontinued operations, extraordinary items and net income (loss) by the weighted average number of shares outstanding. Diluted per share information is the same as basic in 2001 and 1999 because the impact of potential common stock equivalents on the loss from continuing operations per share is antidilutive.

The following presents the calculation of the basic and diluted income (loss) per share from continuing operations for the years ended September 30, 2001, 2000 and 1999:

                                      2001                             2000                              1999
                          ------------------------------   ----------------------------    ----------------------------------
                                               Per Share                     Per Share                             Per Share
                           Loss      Shares     Amount     Income    Shares   Amount        Loss        Shares      Amount

Basic and diluted EPS     $(4,248)  8,682,468   $(0.49)     $1,268  8,682,468  $0.14       $(12,544)   8,681,400   $(1.45)
                          -------   ---------   ------      ------  ---------  -----       --------    ---------   ------



Approximately 1,700,000 options to purchase common stock have not been included as common stock equivalents in the fiscal 2001, 2000 and 1999 per share calculations since the effect would not be dilutive or would be antidilutive.

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

Risk Management

Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash and cash equivalents and accounts receivable. The Company maintains its cash accounts in various domestic and foreign financial institutions. Domestic funds are swept daily into interest-bearing overnight repurchase agreements invested in U.S. government securities. The Company's customers are not concentrated in any specific geographic region, but are concentrated in the road and highway construction industry. The Company extends limited credit to its customers based upon their creditworthiness and generally requires a significant up-front deposit before beginning construction and full payment subject to hold-back provisions, prior to shipment on asphalt plant orders. The Company establishes an allowance for doubtful accounts based upon the credit risk of specific customers, historical trends and other pertinent information.

Inventories

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

Assets held for resale, which are comprised of property, machinery and equipment primarily within the food segment, approximated $3,699 and $2,980 as of September 30, 2001and 2000, respectively. The assets are stated at lower of depreciated cost or fair value less cost to sell and are no longer depreciated.

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

Investment in Unconsolidated Investees

As of September 30, 2001 and 2000, the Company owns a 45% interest in Carbontronics LLC and a 25% interest in Carbontronics II LLC. These equity interests were obtained as part of contracts to build four synthetic fuel production plants during 1998. The Company has no basis in these equity investments or requirement to provide future funding. Any income arising from these investments is dependent upon tax credits (adjusted for operating losses at the fuel plants) being generated as a result of synthetic fuel production, which will be recorded as received. During 2001, the Company received a distribution of approximately $215, which was included in miscellaneous income. No significant income was derived from these equity investments during 2000 or 1999.

Revenues

Revenues from contracts for the design and manufacture of certain custom equipment are recognized under the percentage-of-completion method. Revenues from all other sales are recorded as the products are shipped.

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

Restructuring Costs

Restructuring costs include legal, professional fees and redundancy costs relating to the reorganization of the Company and its wholly-owned subsidiary ACP. Also included in 2001, are losses from the revaluation of ACP's assets attributed to its reorganization under receivership (See Note 17).

Income Taxes

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

Deferred tax assets and liabilities are measured using the rates expected to apply to taxable income in the years in which the temporary differences are expected to reverse and the credits are expected to be used. The effect on deferred tax assets and liabilities of the change in tax rates is recognized in income in the period that includes the enactment date. An assessment is made as to whether or not a valuation allowance is required to offset deferred tax assets (See Note 10).

Accounting for Stock-Based Compensation

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

Reporting Segments

Information concerning principal geographic areas for the continuing operations is as follows:




                                   2001                                    2000                                 1999
                         ---------------------------            ---------------------------           ----------------------------
                                          LONG-TERM                             LONG-TERM                              LONG-TERM
                          REVENUES         ASSETS               REVENUES         ASSETS                REVENUES         ASSETS
United States              $53,124         $ 9,610               $70,391         $11,126               $ 68,195         $13,514
United Kingdom              18,010           4,646                26,417           5,405                 33,204           6,559
                           -------         -------               -------         -------               --------         -------
Total                      $71,134         $14,256               $96,808         $16,531               $101,399         $20,073
                           =======         =======               =======         =======               ========         =======



Revenues are attributed to geographic areas based on the location of the assets producing the revenues. Sales to any particular customer were not significant during 2001, 2000 and 1999.

New Accounting Pronouncements

During 2001, the Financial Accounting Standards Board issued Statements of Financial Accounting Standards No. 141 (SFAS 141), "Business Combinations", and No.142 (SFAS 142), "Goodwill and Other Intangible Assets." SFAS 141 addresses financial accounting and reporting for goodwill and other intangible assets acquired in a business combination at acquisition. SFAS 141 requires the purchase method of accounting to be used for all business combinations initiated after June 30, 2001; establishes specific criteria for the recognition of intangible assets separately from goodwill; and requires unallocated negative goodwill to be written off immediately as an extraordinary gain (instead of being deferred and amortized). SFAS 142 addresses financial accounting and reporting for intangible assets acquired individually or with a group of other assets (but not those acquired in a business combination) at acquisition. SFAS 142 also addresses financial accounting and reporting for goodwill and other intangible assets subsequent to their acquisition. SFAS 142 provides that goodwill and intangible assets which have indefinite useful lives will not be amortized but rather will be tested at least annually for impairment. It also provides that intangible assets that have finite useful lives will continue to be amortized over their useful lives, but those lives will no longer be limited to forty years. SFAS 141 is effective for all business combinations initiated after June 30, 2001 and for all business combinations accounted for by the purchase method for which the date of acquisition is after June 30, 2001. The provisions of SFAS 142 are effective for reporting periods beginning after December 15, 2001. The Company believes the implementation of SFAS 141 and SFAS 142 will not significantly impact its financial statements.

Reclassification

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

On April 13, 2001, the Debtors filed the Amended Plan of Reorganization of Gencor Industries, Inc. (the "Amended Plan"), dated April 9, 2001 with the Bankruptcy Court (the "Court") providing essentially for 100% payment of all secured and unsecured creditors and no dilution or diminution to the equity holders. The Amended Plan was confirmed on July 11, 2001.

The Amended Plan will become effective on or before December 31, 2001. Pursuant to the Amended Plan, as of the Effective Date, the approved sale of Consolidated Process Machinery's (CPM) domestic and foreign pellet operations was to be consummated (see Note 3 -Discontinued Operations). The sale was in fact consummated on May 29, 2001 for $52 million. The net proceeds from the sale were used to reduce the outstanding balance of the Senior Secured Lenders. Under the Amended Plan, all of the Company's debts will be satisfied in full. On December 27, 2001, the Senior Secured Lenders and the Company signed an Amended and Restated Senior Secured Credit Agreement, which specifies that the remaining claims of the Senior Secured Lenders of approximately $34 million be paid over a four-year period with the remaining balance due in September 2005.


NOTE 3 - DISCONTINUED OPERATIONS

As part of its planned reorganization, in September 2000, the Company announced its intent to dispose of its food segment. Accordingly, the Company reported the results of the operations of the food processing equipment manufacturing business as discontinued operations.

Certain information with respect to discontinued operations is summarized as follows:


                                                           2001                    2000                    1999
Net revenue                                              $42,938                 $81,044                $ 99,888
Costs and expenses                                        35,427                  80,822                 108,302
                                                         -------                 -------                --------
Income (loss) from discontinued operations
   before income taxes                                     7,511                     222                  (8,414)
Income taxes                                               1,816                     698                   2,908
                                                         -------                 -------                --------
Income (loss) from discontinued operations,
   net of income taxes                                   $ 5,695                 $  (476)               $(11,322)
                                                         =======                 =======                ========


Assets and liabilities of the discontinued operations included in the Balance Sheets at September 30th were:



                                                                2001             2000
Current assets                                               $  3,421         $ 43,947
Property, plant and equipment, net                              3,699           19,001
Other assets                                                    3,428           18,390
Current liabilities                                           (10,067)         (34,581)
Long-term liabilities                                          (4,726)          (8,435)
                                                             --------         --------
Net assets (liabilities) of discontinued operations          $ (4,245)        $ 38,322
                                                             ========         ========



On May 29, 2001, the Company sold the stock of CPM's foreign pellet subsidiaries and the assets and certain liabilities of the domestic pellet subsidiaries for approximately $52 million in cash. The net sale proceeds were used to pay-down the outstanding loan balance of the senior secured lenders. The Company's domestic and foreign food processing machinery operations located in Colorado, Sweden and Brazil were not included in the aforementioned sale. The Company intends to dispose of these operations. In September 2001, the Swedish operation was placed into receivership and the business was sold in November 2001. The Company anticipates that it will realize a net gain on the disposal of its discontinued operations.


NOTE 4 - ACQUISITIONS

In connection with a proposed acquisition during fiscal 1999, the Company signed a letter of intent and deposited approximately $3,500 in escrow relating to an acquisition. As a result of concerns raised during the Company's due diligence, the acquisition was terminated. However, the sellers took the position that the deposit was non-refundable and refused to return the amount deposited. The Company commenced litigation against the seller to recover the deposit. Counsel for the Company did not express an opinion on the probability of the Company recovering the deposit. The Company charged the deposit and approximately $400 of acquisition related expenses to operations in fiscal 1999. In fiscal 2001, the Company recovered approximately $2,500 of this deposit, which has been included in discontinued operations in the accompanying income statement.

NOTE 5 - INVENTORIES

Inventories at September 30 consist of the following:


                           2001              2000

Raw materials            $11,294           $17,532
Work in process            2,509             7,705
Finished goods             7,379            15,034
Used equipment             1,923             1,123
                         -------           -------
                         $23,105           $41,394
                         =======           =======


At September 30, 2001, accumulated costs of approximately $4,211 on major contracts, net of progress payments of approximately $4,792, and estimated earnings of approximately $2,538 amount to approximately $1,957 and are included in work-in-process inventory. At September 30, 2000, accumulated costs of approximately $924 on major contracts, net of progress payments of approximately $150 and estimated earnings of approximately $700, amount to approximately $1,474 and are included in work-in-process inventory.

At September 30, 2001 and 2000, cost is determined by the last-in, first-out
(LIFO) method for 80% and 67%, respectively, of total inventories, exclusive of progress payments, and the first-in, first-out (FIFO) method for all other inventories. The estimated current cost of inventories exceeded their LIFO basis by approximately $1,063 and $50, respectively. The inventory obsolescence reserves for 2001 and 2000 were $2,638 and $3,907, respectively, and have been apportioned between the raw materials, work in process and finished goods inventories.


NOTE 6 - PROPERTY AND EQUIPMENT

Property and equipment at September 30 consist of the following:


                                             2001               2000

Land and improvements                     $  3,145           $  5,215
Building and improvements                   17,589             26,939
Machinery and equipment                      7,210             22,189
Tools, jigs and dies                           127                127
Furniture and equipment                      5,020              7,928
Vehicles                                       504              1,040
Construction in progress                       335                497
                                          --------           --------
                                            33,930             63,935
Less:  Accumulated depreciation            (17,156)           (30,368)
                                          --------           --------
                                          $ 16,774           $ 33,567
                                          ========           ========

Property and equipment as presented above includes approximately $15,500 of fully depreciated assets which remain in service during fiscal 2001 and 2000.

Substantially all of the Company's property and equipment is pledged as collateral for the Company's debt.

Depreciation expense for the years ended September 30, 2001, 2000 and 1999 was approximately $2,715, $3,639 and $3,578, respectively. There was no interest capitalized during these years.

NOTE 7 - OTHER ASSETS

Other assets at September 30 consist of the following:


                                           2001             2000

Deposits                                 $3,230           $3,202
Deferred acquisition costs, net             491            2,236
Deferred loan costs, net                    175              660
Other                                       582            2,394
                                         ------           ------
                                         $4,478           $8,492
                                         ======           ======

As a result of a reevaluation of the carrying amount of deferred acquisition costs related to the Company's Gumaco subsidiary in fiscal 1999, the Company wrote off the balance of such costs relating to Gumaco totaling $685.


NOTE 8 - GOODWILL

Goodwill at September 30 is as follows:


                                      2001              2000

Goodwill                             $ 385           $14,477
Accumulated amortization                (6)           (2,459)
                                     -----           -------
Net                                  $ 379           $12,018
                                     =====           =======

During 2001, the carrying value of the goodwill relating to CPM's operations was written off upon its sale.



NOTE 9 - ACCRUED EXPENSES

Accrued expenses consist of the following at September 30:


                                          2001             2000

Payroll and related accruals            $ 4,012          $ 5,690
Warranty and related accruals             1,178            1,985
Acquisition costs                             -              314
Professional fees                         1,737            1,930
Interest                                    200                -
Sales and property taxes                    414              103
Other                                     7,972            4,607
                                        -------          -------
Total                                   $15,513          $14,629
                                        =======          =======

NOTE 10 - INCOME TAXES

The provision for income taxes for continuing operations consists of:



                                                           2001             2000            1999
Current:
  Federal                                                   $ -            $   -         $(7,852)
  State                                                       -                -               -
  Foreign                                                     -             (148)             13
                                                            ---            -----         -------
       Total current expense (benefit)                        -             (148)         (7,839)
Deferred:
  Federal                                                     -                -           1,186
  State                                                       -                -              77
  Foreign                                                     -                -               -
                                                            ---            -----         -------
       Total deferred tax expense (benefit)                   -                -           1,263
                                                            ---            -----         -------
Provision for (benefit from) income taxes                   $ -            $(148)        $(6,576)
                                                            ===            =====         =======



The difference between the U.S. federal income tax rate and the Company's effective income tax rate for the continuing operations is as follows:


                                                                            2001              2000            1999
Federal income tax rate                                                     35.0 %            35.0 %          35.0 %
State income taxes, net of federal income tax benefit                          -                 -            (0.1)
Difference arising from transactions with, and profit
    and loss of, foreign subsidiaries not deductible or
    includable for U.S. federal income tax purposes                            -             (48.2)           (0.1)
Losses for which no tax benefit has been recognized                        (35.0)                -               -
Other, net                                                                     -                 -            (0.4)
                                                                           -----             -----            ----
                                                                               - %           (13.2) %         34.4 %
                                                                           =====             =====            ====
Deferred taxes are recorded as follows:

                                                                            2001              2000            1999
Deferred tax assets (liabilities):
    Depreciation and amortization                                        $    (7)         $ (2,792)       $ (2,140)
    Allowance for doubtful accounts                                       (1,157)                -               -
    Other                                                                      -              (151)           (151)
                                                                          ------          --------        --------
         Gross deferred tax liabilities                                   (1,164)           (2,943)         (2,291)
                                                                          ------          --------        --------
    Allowance for doubtful accounts                                            -             1,154             888
    Accrued expenses and other                                             1,800             2,893           2,196
    Inventory cost adjustments                                               879             1,734             342
    Foreign net operating losses (NOLs)                                    5,500             5,592           7,675
    Domestic tax credits and NOLs                                            727             2,326           3,512
                                                                          ------          --------        --------
         Gross deferred tax assets                                         8,906            13,699          14,613
                                                                          ------          --------        --------
                                                                           7,742            10,756          12,322
    Less:  Valuation allowance                                            (7,742)          (10,756)        (12,322)
                                                                          ------          --------        --------
Net deferred tax asset                                                    $    -          $      -        $      -
                                                                          ======          ========        ========

A valuation allowance has been recorded for all net deferred tax assets. Management determined based on evaluation of current factors, that it was more likely than not that such amounts will not be realized.

At September 30, 2000, domestic net operating losses approximated $1.7 million, which were fully utilized to offset taxable income in 2001.

At September 30, 2001, Brazilian and Swedish net operating losses were approximately $15,742 and $1,109, respectively, which are available to offset future taxable income. These net operating losses may be carried forward indefinitely.

Accumulated deficits of non-U.S. subsidiaries included in consolidated retained earnings (deficit) amounted to ($24,816), ($28,326) and ($23,034) as of September 30, 2001, 2000 and 1999, respectively. The Company follows the policy of indefinitely reinvesting foreign earnings, if any, to expand its international operations. Accordingly, the Company will not provide U.S. income taxes on any future earnings. In the event any earnings of non-U.S. subsidiaries are repatriated, the Company will provide U.S. income taxes upon repatriation of such earnings which will be offset by applicable foreign tax credits, subject to certain limitations.

Total income taxes paid during fiscal 2001, 2000 and 1999 were $0, $100 and $212, respectively.


NOTE 11 - RETIREMENT BENEFITS

Retirement Benefits Other than Pensions

The Company sponsored a post-retirement plan (the "Plan") that covered certain domestic employees of CPM. The Plan provided for healthcare benefits and, in some instances, life insurance benefits and is contributory with amounts adjusted annually. The plan no longer exists after the sale of the domestic and foreign operations of CPM on May 29, 2001.

The recorded liabilities for these post-retirement benefits, none of which have been funded, at September 30 are listed below:


                                                          2001       2000
Accumulated post-retirement benefit obligation:
  Retirees                                                 $ -     $    -
  Active employees                                           -      2,950
                                                           ---     ------
Unfunded accumulated post-retirement benefit obligation      -      2,950
Unrecognized net gain                                        -
                                                           ---     ------
Accrued post-retirement benefit cost                       $ -     $2,950
                                                           ===     ======


The components of net periodic post-retirement benefits cost including service costs and interest costs were $0, $320 and $320 for the years ended September 30, 2001, 2000 and 1999, respectively.

The discount rate used in determining the accumulated post-retirement benefit obligation was 7.25% at September 30, 2000 and 1999. The assumed healthcare cost trend rates used in measuring the accumulated post-retirement benefit obligation were 7.85% in 2000 and 1999, declining each year to an ultimate rate by 2004 of 4.75%. An increase of one percentage point in the assumed healthcare cost trend rates for each future year would have increased the aggregate of the service and interest cost components of the 2000 and 1999 net periodic post-retirement benefit cost by $87 and would have increased the accumulated post-retirement benefit obligation as of September 30, 2000 by $445.

401(k) Plan

The Company has voluntary 401(k) employee benefit plans ("401(k) Plans") which cover all eligible domestic employees. The Company makes discretionary matching contributions subject to a maximum level, in accordance with the terms of the respective 401(k) Plans. The Company charged approximately $277, $445 and $391 to operating expense under the provisions of the 401(k) Plans during the fiscal years 2001, 2000 and 1999, respectively.

Pension Plan

The Company provided pension benefits covering certain domestic employees of its former food processing segment (CPM). Benefits under the plan were based upon an employee's compensation and years of service. It was the Company's policy to make contributions to the plan sufficient to meet the minimum funding requirements of applicable laws and regulations plus such additional amounts, if any, as the Company's actuarial consultants advise to be appropriate.

The plan was amended to freeze all future benefit accruals and participation as of August 20, 2000 and subsequently terminated during 2001, effective February 28, 2002. As of September 30, 2001, the plan assets were $512 and the estimated net liability to terminate the plan was $700. Net periodic pension cost for 2001, 2000 and 1999 was $0, $309, and $294, respectively.


NOTE 12 - LONG-TERM DEBT


                                         2001               2000

Senior secured credit agreement:
  Line of credit facility               $   -            $  46,284
  Term notes                             33,897             56,726
Industrial revenue bonds                  1,735              1,733
                                        -------          ---------
                                         35,632            104,743
Less current maturities                  (1,299)          (104,743)
                                        -------          ---------
                                        $34,333          $     -
                                        =======          =========


During fiscal year 2000, the Company was in default under the terms of its senior secured credit agreement. In November 1999, the senior secured lenders accelerated their demand for payment in full. Accordingly, all secured debt was classified as current in the consolidated financial statements as of September 30, 2000.

On December 27, 2001, the Senior Secured Lenders and the Company signed an Amended and Restated Secured Credit Agreement, which specifies monthly principal payments of $320 beginning December 2001 and continuing through July 2002, then increasing to $400 in August 2002 and continuing to August 2005, with the remaining balance due September 6, 2005. Management intends to refinance any remaining balance. The interest rate during the term of the loan is based upon the prime rate plus 2%. The Company may defer the first 13 monthly principal payments and if so incur an additional 5% interest premium on the total deferred principal payments until such time the deferred principal payments are paid. The Amended and Restated Secured Credit Agreement provides for quarterly supplemental principal payments if certain operating levels are surpassed and also includes certain other financial and restrictive covenants.

Under the terms of the industrial revenue bond indenture, the Company is required to maintain compliance with certain financial and other covenants. During fiscal 2000, the Company was in default under the terms of the bond indenture and discontinued making scheduled principal and interest payments. Accordingly, the bonds payable were included in current maturities in the financial statements for fiscal 2000. Beginning in fiscal year 2002, the

Company is required to make principal and interest payments to bring the loan current as of January 2, 2002, after which monthly principal and interest payments of $38 will begin in February 2002 and continue through March 2005.

During fiscal 2000, the Company adjusted certain interest accruals to increase its debt obligation to the Senior Secured Lenders by approximately $10.3 million to correspond to the debt amount as stipulated between the parties. For cash flow purposes, this transaction was treated as a non-cash transaction.

During fiscal 2001, the Company was released from certain obligations totaling $1,494, previously included in the Court stipulated debt amount. For financial statement purposes, this was included in the extraordinary item - debt extinguishment.

Substantially all of the Company's assets are pledged as security under the various credit agreements.

The Company paid interest of $661, $766 and $10,355 on borrowings during the fiscal years ended 2001, 2000 and 1999, respectively. The weighted-average interest rate on these borrowings was 8.4%, 9.6% and 8.3%, respectively.


Minimum aggregate maturities of long-term debt under the Amended and Restated Secured Credit Agreement and industrial revenue bonds for each of the five years in the period ending September 30, 2006 and thereafter are as follows:


2002                            $ 1,299
2003                              3,995
2004                              5,226
2005                             25,112
2006 and thereafter                   -
                                -------
                                $35,632
                                =======



NOTE 13 - COMMITMENTS AND CONTINGENCIES

Leases

The Company leases certain equipment under noncancelable operating leases. Future minimum rental commitments under these leases at September 30, 2001 are as follows:


2002                                            $ 79
2003                                              25
2004                                              17
2005                                              11
2006 and thereafter                                -
                                                ----
                                                $132
                                                ====

Total rental expense for the fiscal years ended 2001, 2000 and 1999 was $870, $779 and $738, respectively.

Litigation

The Company has various pending litigation and other claims. Those claims which are made in the ordinary course of business may be covered in whole or in part by insurance, and if found against the Company, management does not believe these matters will have a material effect on the Company's financial position, results of operations or cash flows.

NOTE 14 - SHAREHOLDERS' EQUITY

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

NOTE 15 - STOCK OPTIONS

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

Options become exercisable in a manner and on such dates and times as determined by a committee of the Board of Directors. Options expire not more than ten years from the date of grant. The option holders have no shareholder rights until the date of issuance of a stock certificate for such shares. Exercise of the options granted during 2001 and 2000 are limited to 20% per year over the next 5 years. As of September 30, 2001, the Company has approximately 1.7 million stock options outstanding and 1.046 million options available for future grants under the plans.

During 2001, the expiration dates on stock options previously issued to certain officers, totaling 863,000 shares under option were extended until July 24, 2006. During the year, 330,000 incentive stock options were granted to non-executive officers, managers and key employees pursuant to the approved Amended Plan of Reorganization.

The following table summarizes option activity under the plans:


                                                                                                   WEIGHTED
                                                                                 NUMBER OF        OPTION PRICE
                                                                                  SHARES           PER SHARE

Outstanding at September 30, 1998                                                1,536,000             $ 2.77
Options granted (at an exercise price of $20.72 in 1999)                            24,000              20.72
Cancelled                                                                          (70,000)              8.44
Exercised                                                                          (30,000)              1.94
                                                                                 ---------             ------
Outstanding at September 30, 1999                                                1,460,000               2.81
Options granted (at an exercise price of $.87 in 2000)                             100,000               0.87
Cancelled                                                                         (110,000)              6.04
                                                                                 ---------             ------
Outstanding at September 30, 2000                                                1,450,000               1.99
Options granted (at an exercise price of $1.65 in 2001)                            330,000               1.65
Expired                                                                           (104,000)              1.94
                                                                                 ---------             ------
Outstanding at September 30, 2001                                                1,676,000             $ 1.92
                                                                                 =========             ======



The following table summarizes information about stock options outstanding at September 30, 2001:


                                                                                                WEIGHTED
                                                                                                AVERAGE
                                                                              NUMBER OF        REMAINING         WEIGHTED
                                                                               OPTIONS        CONTRACTUAL         AVERAGE
RANGE OF EXERCISE PRICE                                                      OUTSTANDING          LIFE        EXERCISE PRICE

$ 0.00 - $ 1.00                                                               100,000             3.92             $0.87
$ 1.01 - $ 2.00                                                             1,166,000             4.73             $1.87
$ 2.01 - $ 3.00                                                               410,000             3.21             $2.38
                                                                            ---------             ----             -----
                                                                            1,676,000             4.25             $1.92
                                                                            =========             ====             =====



The pro forma impact on fiscal 2001 and 2000 net income (loss) and per share amounts for the options granted during fiscal 2001 and 2000 is not material. The fair value of options at date of grant was estimated using the Black-Scholes option-pricing model with the following assumptions:


Expected dividend yield                              0%
Expected stock price volatility                     55%
Risk-free interest rate                           6.65%
Expected life of options                       3 years



NOTE 16 - RELATED PARTY TRANSACTIONS

During fiscal 2001 and 2000, Marcar Leasing Corporation ("Marcar") was engaged in leasing machinery and vehicles to the public and the Company. Marcar is owned by family members of the Company's Chairman. The terms of the leases are established based on the rates charged by independent leasing organizations and are believed by the Board of Directors to be more favorable than those generally available from independent third parties. Leases between the Company and Marcar generally provide for equal monthly payments over either thirty-six months or forty-eight months. During fiscal 2001, 2000 and 1999, the Company made lease payments to Marcar totaling $266, $270 and $246, respectively.


NOTE 17 - REORGANIZATION OF GENCOR ACP, LTD. (ACP)

In June 2001, the Company's wholly-owned U.K. subsidiary, ACP was reorganized under the direction of a receiver. The assets and business were sold to Gencor Industries Limited, another wholly-owned subsidiary of the Company. The name of this subsidiary was changed to Gencor International Limited ("Gencor International"). The reorganization resulted in a loss on the restructuring of assets of $1,758 and an extraordinary gain on debt extinguishment of $3,307.

                                  SCHEDULE II

                            GENCOR INDUSTRIES, INC.

                       VALUATION AND QUALIFYING ACCOUNTS

                                           Balance at          Charges/Credits                                   Balance at
                                           Beginning             to Cost and           Additions/                  End of
Description                                 of Year                Expenses           (Deductions)                  Year
--------------------------------------------------------------------------------------------------------------------------------
Valuation accounts deducted
  from assets to which they apply:

For doubtful accounts receivable:

  September 30, 2001                            $3,146               $1,124                 $(2,641)   (1)          $1,629

  September 30, 2000                            $2,870               $  262                 $    14                 $3,146

  September 30, 1999                            $5,573               $2,270                 $(4,973)                $2,870




For inventory obsolescence:

  September 30, 2001                            $3,907               $  416                 $(1,685)   (1)          $2,638

  September 30, 2000                            $4,639               $ (732)                                        $3,907

  September 30, 1999                            $3,578               $1,061                                         $4,639



(1) Significant reductions due to the sale of the domestic and foreign operations of CPM during May 2001.