Form 10-Q
period 2001-12-31
GENCOR INDUSTRIES INC
filed 2002-02-13
CIK 64472

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                   FORM 10-Q

                                   (Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE PERIOD ENDED December 31, 2001
                                 -----------------

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

                              Yes _______   No X
                                              ---

Indicate number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date.

        Class                                  Outstanding at January 31, 2002
        -----                                  -------------------------------

Common stock, $.10 par value                           6,884,070 shares
Class B stock, $.10 par value                          1,798,398 shares

                            GENCOR INDUSTRIES, INC.

Index
                                                                                                 Page
Part I.    Financial Information

           Item 1.  Financial Statements

                    Condensed consolidated balance sheets - December 31, 2001 (Unaudited)
                    and September 30, 2001                                                           3

                    Unaudited condensed consolidated income statements - Three months
                    ended December 31, 2001 and 2000                                                 4

                    Unaudited condensed consolidated statements of cash flows
                    - Three months ended December 31, 2001 and 2000                                  5

                    Notes to condensed consolidated financial statements                             6

           Item 2.  Management's Discussion and Analysis of Financial Position and
                    Results of Operations                                                            9

           Item 3.  Quantitative and Qualitative Disclosure of Market Risk                          11


Part II.  Other Information

          Item 6.   Exhibits and Reports on Form 8-K                                                12

Signatures                                                                                          13

Part I. Financial Information

Item 1. Financial Statements


                                       GENCOR INDUSTRIES, INC.
                                Condensed Consolidated Balance Sheets
                                 In thousands, except share amounts
                                                                               December 31         September 30
                                                                                  2001                 2001
                                                                                  ----                 ----
ASSETS                                                                         (Unaudited)
Current assets:
  Cash and cash equivalents                                                    $11,853               $14,158
  Accounts receivable, less allowance for doubtful
     accounts of $1,386 ($1,629 at September 30, 2001)                           7,531                 8,672
  Inventories                                                                   24,678                23,105
  Prepaid expenses                                                               1,123                 2,021
                                                                               -------               -------
Total current assets                                                            45,185                47,956
                                                                               -------               -------

Property and equipment, net                                                     16,440                16,774
Goodwill, net of accumulated amortization                                          375                   379
Other assets                                                                     4,413                 4,478
                                                                               -------               -------
     Total assets                                                              $66,413               $69,587
                                                                               =======               =======
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Notes payable                                                                $   196               $   196
  Current portion of long-term debt                                                817                 1,299
  Accounts payable                                                               6,330                 8,788
  Customer deposits                                                              3,003                   405
  Income and other taxes payable                                                 2,987                 3,470
  Accrued expenses                                                              13,864                15,513
                                                                               -------               -------
Total current liabilities                                                       27,197                29,671
Long-term debt                                                                  34,175                34,333
Other liabilities                                                                3,309                 3,309
Shareholders' equity:
  Preferred stock, par value $.10 per share; authorized
   300,000 shares; none issued                                                       -                     -
  Common stock, par value $.10 per share; 15,000,000 shares authorized;
   6,971,470 shares issued                                                         697                   697
  Class B stock, par value $.10 per share; 6,000,000 shares authorized:
   1,890,398 shares issued                                                         189                   189
  Capital in excess of par value                                                11,343                11,343
  Accumulated deficit                                                           (2,312)               (1,187)
  Accumulated other comprehensive loss                                          (6,386)               (6,969)
  Subscription receivable from officer                                             (95)                  (95)
  Common stock in treasury, 179,400 shares at cost                              (1,704)               (1,704)
                                                                               -------               -------
                                                                                 1,732                 2,274
                                                                               -------               -------
     Total liabilities and shareholders' equity                                $66,413               $69,587
                                                                               =======               =======

See notes to condensed consolidated financial statements.

                            GENCOR INDUSTRIES, INC.
              Unaudited Condensed Consolidated Income Statements
                    In thousands, except per share amounts

                                                                   Three Months Ended
                                                                       December 31
                                                                  2001              2000
                                                                 -----             -----
Net sales                                                        $10,872            $11,789
Costs and expenses:
     Costs of products sold                                        8,860              8,926
     Product engineering and development                             421                569
     Selling, general and administrative                           3,033              3,335
     Restructuring costs                                             302              1,535
                                                                 -------            -------
                                                                  12,616             14,365
                                                                 -------            -------
Operating loss                                                    (1,744)            (2,576)
Other income (expense):
     Interest income                                                  41                 70
     Interest expense                                               (630)               (37)
     Income from investees                                           465                  -
     Miscellaneous                                                   (17)                46
                                                                 -------            -------
                                                                    (141)                79
                                                                 -------            -------
Loss from continuing operations
   before income taxes                                            (1,885)            (2,497)
Income tax benefit                                                  (599)                 -
                                                                 -------            -------
Loss from continuing operations                                   (1,286)            (2,497)
                                                                 -------            -------
Discontinued operations
   Income from discontinued operations, net
      of income taxes                                                161                772
                                                                 -------            -------
Net loss                                                         $(1,125)           $(1,725)
                                                                 =======            =======

Basic and diluted net loss per common share:
Loss from continuing operations                                  $ (0.15)           $ (0.29)
Discontinued operations                                          $  0.02            $  0.09
                                                                 -------            -------
Net loss                                                         $ (0.13)           $ (0.20)
                                                                 =======            =======




See notes to condensed consolidated financial statements.

                            GENCOR INDUSTRIES, INC.
           Unaudited Condensed Consolidated Statements of Cash Flows
                                 In thousands

                                                                                                   Three Months Ended
                                                                                                       December 31
                                                                                              2001                    2000
                                                                                           ----------              ----------
Cash flows from operations:
  Net loss                                                                                 $   (1,125)             $   (1,725)
  Adjustments to reconcile net loss
  to cash provided by (used for) operations:
     Depreciation and amortization                                                                450                   1,103
     Write-off deferred loan costs                                                                 43                       -
     Bad debt expense                                                                             118                       -
     Change in assets and liabilities net of disposed business
          Accounts receivable                                                                     242                     392
          Inventories                                                                          (2,440)                 (7,099)
          Prepaid expenses                                                                        887                    (451)
          Other assets                                                                           (111)                   (233)
          Accounts payable                                                                     (2,213)                     25
          Customer deposits                                                                     2,728                   1,641
          Income and other taxes payable                                                         (465)                    813
          Accrued expenses                                                                        301                   2,178
                                                                                           ----------              ----------
                 Total adjustments                                                               (460)                 (1,631)
                                                                                           ----------              ----------
Cash used by operations                                                                        (1,585)                 (3,356)
                                                                                           ----------              ----------
Cash flows from investing activities:
     Capital expenditures                                                                         (38)                      -
                                                                                           ----------              ----------
Cash used for investing activities                                                                (38)                      -
                                                                                           ----------              ----------
Cash flows from financing activities:
     Net reduction in notes payable                                                                 -                     (13)
     Repayment of debt                                                                           (640)                      -
                                                                                           ----------              ----------
Cash used for financing activities                                                               (640)                    (13)
                                                                                           ----------              ----------
Effect of exchange rate changes on cash and cash equivalents                                      (42)                    122
                                                                                           ----------              ----------
Decrease in cash and cash equivalents                                                          (2,305)                 (3,247)
Cash and cash equivalents at beginning of quarter                                              14,158                  17,971
                                                                                           ----------              ----------
Cash and cash equivalents at end of quarter                                                $   11,853              $   14,724
                                                                                           ==========              ==========

See notes to condensed consolidated financial statements.

                            GENCOR INDUSTRIES, INC.

Notes to Condensed Consolidated Financial Statements
All amounts in thousands, except per share amounts

Note 1 - Basis of Presentation

The accompanying condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all material adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three months ended December 31, 2001 are not necessarily indicative of the results that may be expected for the year ended September 30, 2002.

The balance sheet at September 30, 2001 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

For further information, refer to the consolidated financial statements and footnotes thereto included in the Gencor Industries, Inc. Annual Report on Form 10-K for the year ended September 30, 2001.


Note 2 - Bankruptcy Proceedings


On December 31, 2001 the Amended Plan of Reorganization of Gencor Industries, Inc. became effective and the Company emerged from Chapter 11 in accordance with its earlier confirmed plan of reorganization.


Note 3 - Discontinued Operations

As part of its planned reorganization, the Company announced its intent to dispose of its food segment. Accordingly, the Company reported the results of the remaining food processing equipment manufacturing business as discontinued operations. The food processing equipment manufacturing operations were sold in May 2001.

Certain information with respect to discontinued operations is summarized as follows:

                                                                 Three-months Ended
                                                                    December 31
                                                                2001            2000
                                                              --------        --------
Net sales                                                     $    295        $ 15,378
Costs and expenses                                                 134          14,059
                                                              --------        --------
Income from discontinued operations before income taxes            161           1,319
Income taxes                                                         -             547
                                                              --------        --------
Income from discontinued operations, net of income taxes      $    161        $    772
                                                              ========        ========

During September 2001, the Company's Swedish food processing operation was placed into receivership and subsequently disposed of during the first quarter of fiscal 2002. The Company provided a loss contingency for the net assets of the Swedish operations during fiscal 2001. During the quarter, the Company wrote off the remaining net assets of the Swedish operations against the loss reserve. The Company does not anticipate the realization of any significant proceeds or significant economic benefit from this transaction in the immediate future.


Note 4 - Restructuring Costs

Restructuring costs consist of nonrecurring legal and professional fees relating to the bankruptcy filing and amending the Company's credit agreements.


Note 5 - Inventories

The components of inventory consist of the following:

                                               December 31        September 30
                                                  2001                2001
                                                  ----                ----
Raw materials                                  $    12,476        $     11,294
Work in process                                      5,140               2,509
Finished goods                                       6,025               7,379
Used equipment                                       1,037               1,923
                                               -----------        ------------
                                               $    24,678        $     23,105
                                               ===========        ============

Note 6 - Earnings Per Share Data

The following table sets forth the computation of basic and diluted earnings per share for the periods indicated.

                                                      Three Months Ended
                                                         December 31
                                                   2001               2000
                                                   ----               ----
Basic and diluted:
Income (loss) from continuing operations       $    (1,286)       $     (2,497)
Income (loss) from discontinued operations             161                 772
                                               -----------        ------------
Net income                                     $    (1,125)       $     (1,725)
                                               ===========        ============
Average outstanding shares                           8,682               8,682
                                               ===========        ============
Basic and diluted EPS:
Continuing operations                          $     (0.15)       $      (0.29)
Discontinued operations                               0.02                0.09
                                               -----------        ------------
Basic and diluted EPS                          $     (0.13)       $      (0.20)
                                               ===========        ============

Approximately 1,700,000 and 1,500,000 options to purchase common stock have not been included as common stock equivalents in the 2001 and 2000, respectively, per share calculations since the effect would not be dilutive or would be antidilutive.

Note 7 - Comprehensive Loss

The total comprehensive loss for the three-months ended December 31, 2001 and 2000 was $542 and $2,300, respectively. Total comprehensive income (loss) differs from net income (loss) due to gains and losses resulting from foreign currency translation, which are reflected separately in the shareholders' equity section of the balance sheet under the caption "Accumulated other comprehensive loss." Gains and losses resulting from foreign currency transactions are included in income.

Note 8 - Income From Investees

During the first quarter of fiscal 2002, the Company received a cash distribution of $465 from its 45% interest in Carbontronics LLC and 25% interest in Carbontronics II LLC. These interests were obtained as part of contracts to build four synthetic fuel production plants during 1998. The Company has no basis in these investments nor requirement to provide future funding. Any income arising from these investments is dependent upon tax credits (adjusted for operating losses at the fuel plants) being generated as a result of synthetic fuel production, which will be recorded as received. During fiscal 2001, the Company received a distribution of approximately $215, which was previously included in miscellaneous income. No significant income was derived from these interests during fiscal 2000 or fiscal 1999.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

Net sales for the quarters ended December 31, 2001 and 2000 were approximately $10.9 million and $11.8 million, respectively. Domestic sales during the first quarter of 2002 were $5 million reflecting a decline of $3.1 million from year ago levels. The decline in domestic sales is primarily due to the stalling of our industry attributable to the September 11 events and the prevailing national economic conditions. This uncertainty was combined with the typical seasonal slowdown (see Seasonality). Increased asphalt plant orders at the Company's wholly-owned U.K. subsidiary Gencor International Ltd. partially offset the decline in domestic sales.

Gross margins as a percent of net sales declined by 5.8% during the quarter ended December 31, 2001 from year ago levels. Gross margins on domestic sales decreased by 8.6% as compared to the previous year. This reflects the decrease in domestic orders. Gross margins from foreign sales improved 3.0% during the quarter from year ago levels as they benefited from higher margin orders.

Product engineering and development costs decreased $148 from year ago levels reflecting fewer plant projects initiated during the quarter.

Selling and administrative expenses decreased $302 between the two quarters. SG&A expenses for the domestic operations declined by $149, benefiting from cost-cutting and cost containment measures. SG&A expenses for the foreign operations were also lower by $153 as compared to the same period of the previous year.

Restructuring costs, primarily legal and professional fees relating to the reorganization were $302 during the first quarter of fiscal 2002 compared to $1.5 million for the same period of fiscal 2001.


Liquidity and Capital Resources

On December 27, 2001, the Company and its Senior Secured Lenders signed an Amended and Restated Senior Secured Credit Agreement, which specifies monthly principal payments of $320 beginning December 2001 and continuing through July 2002, then increasing to $400 in August 2002 and continuing to August 2005, with the remaining balance due September 6, 2005. It is management's intention to refinance any remaining balance. The interest rate during the term of the loan is based upon the prime rate plus 2%. The Company may elect to defer the first thirteen (13) monthly principal payments and if so incur an additional 5% interest premium on the total deferred principal payments until such time the deferred principal payments are paid. The Amended and Restated Secured Credit Agreement provides for quarterly supplemental principal payments if certain operating levels are surpassed. It also includes certain other financial and restrictive covenants.

Pursuant to its Amended Plan of Reorganization, the Company is required to make a principal payment of $488 along with accrued interest to bring the industrial revenue bond balance current on January 2, 2002. The payment was made on January 29, 2002. Monthly principal and interest payments of $38 are required to be made until the balance is paid off in March 2005.

With the Amended and Restated Credit Agreement in place, the Company's capital structure, liquidity and working capital have significantly improved from a year ago. The current ratio of 1.66:1.00 and working capital of $18 million at December 31, 2001 compares favorably to a current ratio of .61:100 and negative working capital of $56.2 million a year ago, which reflect the requirement to classify all debt as current.

Cash used by operations declined from $3.4 million during the first quarter of fiscal 2001 to $1.6 million for the same period of fiscal 2002. The $1.8 million improvement reflects favorable net cash inflows primarily from reductions in inventory levels and increases in customer deposits, which were partially offset by cash outflows to reduce the post-petition accounts payable from a year ago. Cash used in investing activities during 2002 reflect nominal capital expenditures of $38. Cash used in financing activities reflected principal payments of $640 against the secured loan agreements.

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

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

The Company operates manufacturing facilities and sales offices principally located in the United States and the United Kingdom. The Company is subject to business risks inherent in non-U.S. activities, including political and economic uncertainty, import and export limitations, and market risk related to changes in interest rates and foreign currency exchange rates. The Company's principal currency exposure against the U.S. dollar is the British pound. The Company has used foreign currency forward exchange contracts to mitigate fluctuations in currency. The Company does not hold derivatives for trading purposes. Periodically, the Company has used derivative financial instruments consisting primarily of interest rate hedge agreements to manage exposures to interest rate changes. The company's objective in managing its exposure to changes in interest rates (on its variable rate debt) is to limit the impact of such changes on earnings and cash flow and to reduce its overall borrowing costs. A 100 basis point adverse movement (increase) in interest rates along the entire yield curve would increase the pre-tax loss for the quarter ended December 31, 2001and 2000 by approximately $86 and $264, respectively. Actual changes in rates may differ from the hypothetical assumptions used in computing this exposure.

Part II. Other Information

Item 6. Exhibits and Reports on Form 8-K

A.      Exhibits:

        None.

B.      Reports on Form 8-K:

        None.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        GENCOR INDUSTRIES, INC.



Date:  February 13, 2002                /s/  Scott W. Runkel
       -----------------                ----------------------------------------
                                        Scott W. Runkel, Chief Financial Officer