Form 10-Q
period 2002-03-31
GENCOR INDUSTRIES INC
filed 2002-05-10
CIK 64472

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

                                   (Mark One)

 [X]QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE PERIOD ENDED March 31, 2002
                                  --------------

                                       OR

 [ ]TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

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

                                    Yes X     No____
                                       ----

 Indicate number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date.

             Class                                 Outstanding at April 19, 2002
             -----                                 -----------------------------

 Common stock, $.10 par value                                   6,884,070 shares
 Class B stock, $.10 par value                                  1,798,398 shares

                             GENCOR INDUSTRIES, INC.

 Index

                                                                            Page

 Part I.    Financial Information

            Item 1.   Financial Statements

                      Condensed consolidated balance sheets -
                      March 31, 2002 (Unaudited)and September 30, 2001        3

                      Unaudited condensed consolidated income statements -
                      Three - and Six-months ended March 31, 2002 and 2001    4

                      Unaudited condensed consolidated statements of cash
                      flows - Six-month ended March 31, 2002 and 2001         5

                      Notes to unaudited condensed consolidated financial
                      statements                                              6

            Item 2.   Management's Discussion and Analysis of Financial
                      Position and Results of Operations                      10


            Item 3.   Quantitative and Qualitative Disclosure of Market Risk  12

 Part II.   Other Information

            Item 6.   Exhibits and Reports on Form 8-K                        13

 Signatures                                                                   14

 Part I. Financial Information

 Item 1. Financial Statements


                             GENCOR INDUSTRIES, INC.
                     Condensed Consolidated Balance Sheets
                       In thousands, except share amounts

                                                          March 31  September 30
                                                            2002        2001
                                                            ----        ----
 ASSETS                                                  (Unaudited)
 Current assets:
  Cash and cash equivalents                              $   10,617 $    14,158
  Accounts receivable, less allowance for doubtful
     accounts of $1,424 ($1,629 at September 30, 2001)       10,882       8,672
  Inventories                                                23,522      23,105
  Prepaid expenses                                            1,314       2,021
                                                         ---------- -----------
 Total current assets                                        46,335      47,956
                                                         ---------- -----------

 Property and equipment, net                                 16,285      16,774
 Goodwill, net of accumulated amortization                      375         379
 Other assets                                                 4,401       4,478
                                                         ---------- -----------
   Total assets                                          $   67,396 $    69,587
                                                         ========== ============
 LIABILITIES AND SHAREHOLDERS' EQUITY
 Current liabilities:
  Notes payable                                          $      196 $       196
  Current portion of long-term debt                           2,328       1,299
  Accounts payable                                            6,371       8,788
  Customer deposits                                           2,111         405
  Income and other taxes payable                              4,263       3,470
  Accrued expenses                                           13,185      15,513
                                                         ---------- ------------
 Total current liabilities                                   28,454      29,671
 Long-term debt                                              31,985      34,333
 Other liabilities                                            3,309       3,309
 Shareholders' equity:
  Preferred stock, par value $.10 per share; authorized
   300,000 shares; none issued                                    -           -
  Common stock, par value $.10 per share; 15,000,000
shares authorized;
   6,971,470 shares issued                                      697         697
  Class B stock, par value $.10 per share; 6,000,000
shares authorized:
   1,890,398 shares issued                                      189         189
  Capital in excess of par value                             11,343      11,343
  Accumulated deficit                                          (236)     (1,187)
  Accumulated other comprehensive loss                       (6,546)     (6,969)
  Subscription receivable from officer                          (95)        (95)
  Common stock in treasury, 179,400 shares at cost           (1,704)     (1,704)
                                                         ---------- -----------
                                                              3,648       2,274
                                                         ---------- -----------
     Total liabilities and shareholders' equity          $   67,396 $    69,587
                                                         ========== ===========

 See notes to unaudited condensed consolidated financial statements.

                             GENCOR INDUSTRIES, INC.
               Unaudited Condensed Consolidated Income Statements
                     In thousands, except per share amounts

                                                       Three Months Ended                Six Months Ended
                                                            March 31                         March 31
                                                  2002             2001               2002               2001
                                                  ----             ----               ----               ----
Net sales                                        $ 22,433         $ 21,610         $ 33,305         $     33,399
Costs and expenses:
     Costs of products sold                        16,160           15,470           25,020               24,396
     Product engineering and development              429              561              850                1,130
     Selling, general and administrative            3,234            3,769            6,267                7,104
     Restructuring costs                                -            1,450              302                2,985
                                                 --------         --------         --------         ------------
                                                   19,823           21,250           32,439               35,615
                                                 --------         --------         --------         ------------
Operating income (loss)                             2,610              360              866               (2,216)
Other income (expense):
     Interest income                                   33               65               74                  135
     Interest expense                                (553)             (62)          (1,183)                 (99)
     Income from investees                          1,061                -            1,526                    -
     Miscellaneous                                     89              (36)              72                   10
                                                 --------         --------         --------         ------------
                                                      630              (33)             489                   46
                                                 --------         --------         --------         ------------
Income (loss) from continuing operations
   before income taxes                              3,240              327            1,355               (2,170)
Income taxes                                        1,170                -              571                    -
                                                 --------         --------         --------         ------------
Income (loss) from continuing operations            2,070              327              784               (2,170)
                                                 --------         --------         --------         ------------
Discontinued operations
   Income from discontinued operations, net
      of income taxes                                   6            1,367              167                2,139
                                                 --------         --------         --------         ------------
Net income (loss)                                $  2,076         $  1,694         $    951         $        (31)
                                                 ========         ========         ========         ============
Per common share:
Basic:
Income (loss) from continuing operations         $   0.24         $   0.04         $   0.09         $      (0.25)
Discontinued operations                          $   0.00         $   0.16         $   0.02         $       0.25
                                                 --------         --------         --------         ------------
Net income                                       $   0.24         $   0.20         $   0.11         $          -
                                                 ========         ========         ========         ============
Diluted:
Income (loss) from continuing operations         $   0.22         $   0.04         $   0.08         $      (0.25)
Discontinued operations                          $   0.00         $   0.16         $   0.02         $       0.25
                                                 --------         --------         --------         ------------
Net income                                       $   0.22         $   0.20         $   0.10         $          -
                                                 ========         ========         ========         ============

See notes to unaudited condensed consolidated financial statements.

                             GENCOR INDUSTRIES, INC.
            Unaudited Condensed Consolidated Statements of Cash Flows
                                  In thousands

                                                                      Six Months Ended
                                                                          March 31
                                                                -----------------------------
                                                                    2002            2001
                                                                    ----            ----
Operating activities:
 Net income (loss)                                               $     951        $    (31)
 Adjustments to reconcile net income (loss)
 to cash provided by (used for) operating activities:
   Depreciation and amortization                                       829           2,169
   Loss on disposition of property and equipment                         -             900
   Write-off deferred loan costs                                        43               -
   Income from investees                                            (1,526)              -
   Other noncash items                                                (120)              -
   Change in assets and liabilities net of disposed business
     Accounts receivable                                            (3,081)            (22)
     Inventories                                                    (1,326)         (4,290)
     Prepaid expenses                                                  641            (243)
     Other assets                                                     (164)            102
     Accounts payable                                               (1,978)          1,236
     Customer deposits                                               1,772           1,673
     Income and other taxes payable                                    811           1,585
     Accrued expenses and other                                       (398)          4,044
                                                                 ---------        --------
        Total adjustments                                           (4,497)          7,154
                                                                 ---------        --------
Net cash provided by (used for) operating activities                (3,546)          7,123
                                                                 ---------        --------
Investing activities:
   Distributions from unconsolidated investees                       1,526               -
   Capital expenditures                                               (197)              -
   Proceeds from sale of property and equipment                          -              19
                                                                 ---------        --------
Net cash provided by investing activities                            1,329              19
                                                                 ---------        --------
Financing activities:
   Net reduction in notes payable                                        -            (552)
   Repayment of debt                                                (1,199)              -
                                                                 ---------        --------
Net cash used for financing activities                              (1,199)           (552)
                                                                 ---------        --------
Effect of exchange rate changes on cash and cash equivalents          (125)           (219)
                                                                 ---------        --------

Increase (decrease) in cash and cash equivalents                    (3,541)          6,371
Cash and cash equivalents, beginning of period                      14,158          17,971
                                                                 ---------        --------
Cash and cash equivalents, end of period                         $  10,617        $ 24,342
                                                                 =========        ========

See notes to unaudited condensed consolidated financial statements.

                             GENCOR INDUSTRIES, INC.

Notes to Unaudited Condensed Consolidated Financial Statements
All amounts in thousands, except per share amounts

Note 1 - Basis of Presentation

The accompanying condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all material adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three- and six-month periods ended March 31, 2002 are not necessarily indicative of the results that may be expected for the year ended September 30, 2002.

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


Note 2 - Reorganization

On December 31, 2001 the Amended Plan of Reorganization of Gencor Industries, Inc. became effective and the Company emerged from Chapter 11 in accordance with its earlier confirmed plan of reorganization. Restructuring costs consist of nonrecurring legal and professional fees relating to the reorganization.


Note 3 - Discontinued Operations

As part of its planned reorganization, the Company announced its intent to dispose of its food segment. Accordingly, the Company reported the results of the remaining food processing equipment manufacturing business as discontinued operations. The food processing equipment manufacturing operations were sold in May 2001.

Certain information with respect to discontinued operations is summarized as follows:

                                                                        Three-months Ended             Six-months Ended
                                                                             March 31                      March 31
                                                                       2002          2001           2002           2001
                                                                       ----          ----           ----           ----
Net sales                                                            $   160       $ 18,631        $   455      $  34,009
Costs and expenses                                                       154         16,296            288         30,355
                                                                     -------       --------         ------      ---------
Income from discontinued operations before income taxes                    6          2,335            167          3,654
Income taxes                                                               -            968              -          1,515
                                                                     -------       --------         ------      ---------
Income from discontinued operations, net of income taxes             $     6       $  1,367         $  167      $   2,139
                                                                     =======       ========         ======      =========

During September 2001, the Company's Swedish food processing operation was placed into receivership and subsequently disposed of during the first quarter of fiscal 2002. The Company provided a loss contingency for the net assets of the Swedish operations during fiscal 2001. During the first quarter of fiscal 2002, the Company wrote off the remaining net assets of the Swedish operations against the loss reserve.


Note 4 - Inventories

The components of inventory consist of the following:

                                               March 31           September 30
                                                2002                 2001
                                                ----                 ----
Raw materials                                $  9,752             $  11,294
Work in process                                 6,876                 2,509
Finished goods                                  5,482                 7,379
Used equipment                                  1,412                 1,923
                                             --------             ---------
                                             $ 23,522             $  23,105
                                             ========             =========

Note 5 - Earnings Per Share Data

The following table sets forth the computation of basic and diluted earnings per share:

                                                  Three Months Ended             Six Months Ended
                                                        March 31                      March 31
                                                 2002              2001          2002         2001
                                                 ----              ----          ----         ----
Income (loss) from continuing operations       $ 2,070           $   327        $  784      $(2,170)
Income from discontinued operations                  6             1,367           167        2,139
                                               ----------------------------------------------------
Net income (loss)                              $ 2,076           $ 1,694        $  951      $   (31)
                                               ====================================================
Denominator (shares in thousands):
Weighted average shares outstanding              8,682             8,682         8,682        8,682
Effect of dilutive stock options                   754                 -           377            -
                                               ----------------------------------------------------
Denominator for diluted EPS computation          9,436             8,682         9,059        8,682
                                               ====================================================
Per common share:
Basic:
Continuing operations                          $  0.24           $  0.04          0.09      $ (0.25)
Discontinued operations                           0.00              0.16          0.02         0.25
                                               ----------------------------------------------------
Net income                                     $  0.24           $  0.20          0.11      $     -
                                               ====================================================
Diluted:
Continuing operations                          $  0.22           $  0.04        $ 0.08      $ (0.25)
Discontinued operations                           0.00              0.16          0.02         0.25
                                               ----------------------------------------------------
Net income                                     $  0.22           $  0.20        $ 0.10      $     -
                                               ====================================================

The weighted average diluted common shares outstanding for the first quarter of 2002 and 2001 and the six-months ended 2001 exclude approximately 1,676,000 and 1,500,000 stock options, respectively, due to their antidilutive effect.

Note 6 - Comprehensive Loss

Total comprehensive income for the three-and six-months ended March 31, 2002 was $1,916 and $1,374, respectively, which compares favorably to the total comprehensive income (loss) for the three- and six-months ended March 31, 2001 of $25 and ($2,275), respectively. Total comprehensive income (loss) differs from net income (loss) due to gains and losses resulting from foreign currency translation, which are reflected separately in the shareholders' equity section of the balance sheet under the caption "Accumulated other comprehensive loss." Gains and losses resulting from foreign currency transactions are included in income.

Note 7 - Income From Investees

During the first and second quarter of fiscal 2002, the Company received cash distributions of $465 and $1,061, respectively, from its 45% interest in Carbontronics LLC and 25% interest in Carbontronics II LLC and Carbontronics Fuels LLC. These interests were obtained as part of contracts to build four synthetic fuel production plants during 1998. The Company has no basis in these investments nor requirement to provide future funding. Any income arising from these investments is dependent upon tax credits (adjusted for operating losses at the fuel plants) being generated as a result of synthetic fuel production, which will be recorded as received. During fiscal 2001, the Company received one distribution of approximately $215, which was previously included in miscellaneous income. No significant income was derived from these interests during fiscal 2000 or fiscal 1999.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

Net sales for the six-months ended March 31, 2002 and 2001 were comparable at $33.3 million and $33.4 million, respectively. Domestic sales for the six-month period of fiscal 2002 were $21.8 million reflecting a $2.3 million decline from year ago levels. The decline in domestic sales is primarily due to the stalling of our industry attributable to the September 11 events and the prevailing national economic conditions. This uncertainty was combined with the typical seasonal slowdown (see Seasonality). Increased asphalt plant orders at the Company's wholly-owned U.K. subsidiary Gencor International Ltd. partially offset the decline in domestic sales. However net sales for the second quarter of fiscal 2002 reflected an increase of approximately $800 over the same period of the previous year. The domestic operations accounted for $750 of the improvement and appeared to benefit from a return to more normal buying patterns of our customers. Historically, the second quarter of the fiscal year has reflected higher revenues as our customers place orders for shipment prior to the peak season for road construction work.

Gross margins as a percent of net sales declined by 2.1% during the six-months ended March 31, 2002 from year ago levels. Domestic margins declined 4.8% during the second quarter of fiscal 2002 as compared to the same period one year ago, due to a higher mix of component sales versus complete plant sales in 2002. Gross margins from foreign sales improved 8.0% during the first six-months of fiscal 2002 benefiting from lower production costs.

Product engineering and development costs declined $132 and $280 during the three- and six-month periods ended 2002. The decline resulted from fewer plant projects having been initiated during the first three-months of fiscal 2002.

Selling and administrative expenses decreased $535 and $837 during the three- and six-month periods ended fiscal 2002, the result of cost reduction and containment measures initiated during the first quarter of 2002.

Restructuring costs, primarily legal and professional fees relating to the reorganization were $302 during the first six-months of fiscal 2002 compared to $3 million for the same period of fiscal 2001.

Interest expense during 2002, primarily reflects interest incurred under the Amended and Restated Senior Secured Credit Agreement since the Company emerged from Chapter 11 at the end of the first quarter.

Liquidity and Capital Resources

On December 27, 2001, the Company and its Senior Secured Lenders signed an Amended and Restated Senior Secured Credit Agreement, which specifies monthly principal payments of $320 beginning December 2001 and continuing through July 2002, then increasing to $400 in August 2002 and continuing to August 2005, with the remaining balance due September 6, 2005. It is management's intention to refinance any remaining balance. The interest rate during the term of the loan is based upon the prime rate plus 2%. The Company may elect to defer the first thirteen (13) monthly principal payments and pay an additional 5% interest on the total deferred principal payments until such time the deferred principal amounts are paid. The Amended and Restated Secured Credit Agreement provides for quarterly supplemental principal payments if certain operating levels are surpassed. Based upon the results of the six-months ended March 31, 2002, a supplemental principal payment of approximately $700 will be due May 31, 2002. It also includes certain other financial and restrictive covenants.

Pursuant to its Amended Plan of Reorganization, on January 29, 2002 the Company made a principal payment of $488 on the industrial revenue bond. Monthly principal and interest payments of $38 will continue until the balance is paid-off in March 2005.

The Company was successful in its efforts to restructure or eliminate various non-core operations and activities. As a result, the Company has reduced its outstanding debt balance and the capital structure, liquidity and working capital have significantly improved from a year ago. The current ratio of 1.63:1.00 and working capital of $17.9 million at March 31, 2002 compares favorably to the current ratio of .64:1.00 and negative working capital of $53.9 million a year earlier.

Net cash used for operating activities during the six-months ended March 31, 2002 was $3.5 million. This net cash outlay reflects a $3.1 million increase in accounts receivable (attributable to several large plant orders) and a $1.3 million increase in inventories, which were partially offset by the net change in the other components of working capital. Cash provided by investing activities during 2002 reflect a $1.5 million cash distribution from the Company's unconsolidated investees. Cash used in financing activities reflect $1.2 million in principal payments on the secured debt.

Seasonality

The Company's domestic operations are subject to a seasonal slow-down during the third and fourth quarters of the calendar year. Traditionally, although customers may place orders for winter and spring deliveries, especially during the fourth quarter, they do not accept delivery of new equipment during the summer and fall months to avoid disrupting their peak season for highway construction and repair. This slow-down often results in lower reported sales and earnings and or losses during the first and fourth quarters of the Company's fiscal year ended September 30.

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

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

The Company operates manufacturing facilities and sales offices principally located in the United States and the United Kingdom. The Company is subject to business risks inherent in non-U.S. activities, including political and economic uncertainty, import and export limitations, and market risk related to changes in interest rates and foreign currency exchange rates. The Company's principal currency exposure against the U.S. dollar is the British pound. The Company is exposed to interest rate risk on its variable rate debt. A 100-basis point increase in interest rates along the entire yield curve would reduce income from continuing operations before income taxes for the six-month periods ended March 31, 2002 and 2001 by approximately $176 and $528, respectively. Actual changes in rates may differ from the hypothetical assumptions used in computing this exposure.

Part II. Other Information

Item 6. Exhibits and Reports on Form 8-K

A.      Exhibits:

        None.

B.      Reports on Form 8-K:

        None.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                      GENCOR INDUSTRIES, INC.



Date: May 9, 2002                     /s/ Scott W. Runkel
      -----------                     ------------------------------------------
                                      Scott W. Runkel, Chief Financial Officer