Form 10-Q
period 2002-06-30
GENCOR INDUSTRIES INC
filed 2002-08-14
CIK 64472

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE PERIOD ENDED June 30, 2002
                                 -------------

                                       OR

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD From ____________________to ______________________

                          Commission file number 0-3821
                                                 ------

Incorporated in the                              Federal Employer Identification
 State of Delaware                                        # 59-0933147
 -----------------                                          ----------

                             GENCOR INDUSTRIES, INC.
                             -----------------------

                         5201 North Orange Blossom Trail
                         -------------------------------
                             Orlando, Florida 32810
                             ----------------------

                                 (407) 290-6000
                                 --------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                               Yes  X        No ____
                                  ----
Indicate number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date.

         Class                                      Outstanding at July 10, 2002
         -----                                      ----------------------------

Common stock, $.10 par value                                   6,884,070 shares
Class B stock, $.10 par value                                  1,798,398 shares

                             GENCOR INDUSTRIES, INC.

Index

                                                                                                         Page
Part I.   Financial Information

          Item 1.  Financial Statements

                   Condensed consolidated balance sheets - June 30, 2002 (Unaudited)
                   and September 30, 2001                                                                   3

                   Unaudited condensed consolidated income statements - Three- and
                   Nine-months ended June 30, 2002 and 2001                                                 4

                   Unaudited condensed consolidated statements of cash flows - Nine-months
                   ended June 30, 2002 and 2001                                                             5

                   Notes to unaudited condensed consolidated financial statements                           6

          Item 2.  Management's Discussion and Analysis of Financial Position and Results
                   of Operations                                                                           10

          Item 3.  Quantitative and Qualitative Disclosure of Market Risk                                  12

Part II.  Other Information

          Item 6.  Exhibits and Reports on Form 8-K                                                        13

Signatures                                                                                                 14

                   Exhibit 99.1                                                                            15

Part I. Financial Information

Item 1. Financial Statements

                             GENCOR INDUSTRIES, INC.
                      Condensed Consolidated Balance Sheets
                       In thousands, except share amounts

                                                                                     June 30              September 30
                                                                                      2002                    2001
                                                                                      ----                    ----
ASSETS                                                                             (Unaudited)
Current assets:
  Cash and cash equivalents                                                         $  12,574              $  14,158
  Accounts receivable, less allowance for doubtful
     accounts of $1,514 ($1,629 at September 30, 2001)                                 12,157                  8,672
  Inventories                                                                          18,014                 23,105
  Prepaid expenses                                                                      1,367                  2,021
                                                                                    ---------              ---------
Total current assets                                                                   44,112                 47,956
                                                                                    ---------              ---------

Property and equipment, net                                                            15,740                 16,774
Goodwill, net of accumulated amortization                                                 375                    379
Other assets                                                                            4,374                  4,478
                                                                                    ---------              ---------
     Total assets                                                                   $  64,601              $  69,587
                                                                                    =========              =========
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Notes payable                                                                     $     196              $     196
  Current portion of long-term debt                                                     3,074                  1,299
  Accounts payable                                                                      7,664                  8,788
  Customer deposits                                                                       618                    405
  Income and other taxes payable                                                        4,533                  3,470
  Accrued expenses                                                                     11,724                 15,513
                                                                                    ---------              ---------
Total current liabilities                                                              27,809                 29,671
Long-term debt                                                                         28,941                 34,333
Other liabilities                                                                       3,309                  3,309
Shareholders' equity:
  Preferred stock, par value $.10 per share; authorized
   300,000 shares; none issued                                                              -                      -
  Common stock, par value $.10 per share; 15,000,000 shares authorized;
   6,971,470 shares issued                                                                697                    697
  Class B stock, par value $.10 per share; 6,000,000 shares authorized:
   1,890,398 shares issued                                                                189                    189
  Capital in excess of par value                                                       11,343                 11,343
  Retained earnings (deficit)                                                             338                 (1,187)
  Accumulated other comprehensive loss                                                 (6,226)                (6,969)
  Subscription receivable from officer                                                    (95)                   (95)
  Common stock in treasury, 179,400 shares at cost                                     (1,704)                (1,704)
                                                                                    ---------              ---------
                                                                                        4,542                  2,274
                                                                                    ---------              ---------
     Total liabilities and shareholders' equity                                     $  64,601              $  69,587
                                                                                    =========              =========

                             GENCOR INDUSTRIES, INC.
               Unaudited Condensed Consolidated Income Statements
                     In thousands, except per share amounts

                                                               Three Months Ended         Nine Months Ended
                                                                   June 30                     June 30
                                                              2002          2001           2002          2001
                                                              ----          ----           ----          ----
Net sales                                                   $  17,853     $  20,841     $  51,158     $ 54,240
Costs and expenses:
     Costs of products sold                                    13,159        14,210        38,179       38,606
     Product engineering and development                          450           601         1,300        1,731
     Selling, general and administrative                        3,286         3,877         9,553       10,981
     Restructuring costs                                            -            75           302        3,060
                                                            ---------     ----------    ---------     --------
                                                               16,895        18,763        49,334       54,378
                                                            ---------     ---------     ---------     --------
Operating income (loss)                                           958         2,078         1,824         (138)

Other income (expense):
     Interest income                                               44            90           118          225
     Interest expense                                            (554)          (93)       (1,737)        (192)
     Income from investees                                          -             -         1,526            -
     Miscellaneous                                                384            72           456           82
                                                            ---------     ---------     ---------     --------
                                                                 (126)           69           363          115
                                                            ---------     ---------     ---------     --------
Income (loss) from continuing operations
   before income taxes                                            832         2,147         2,187          (23)
Income taxes                                                      263             -           834            -
                                                            ---------     ---------     ---------     --------
Income (loss) from continuing operations                          569         2,147         1,353          (23)
                                                            ---------     ---------     ---------     --------
Discontinued operations
   Income from discontinued operations, net
      of income taxes                                               5         1,676           172        3,815
   Gain on sale of business unit, net of
      income taxes                                                  -         3,546             -        3,546
                                                            ---------     ---------     ---------     --------
Net income                                                  $     574     $   7,369     $  1,525      $  7,338
                                                            =========     =========     =========     ========
Per common share:
Basic:
Income from continuing operations                           $    0.07     $    0.25     $   0.16      $      -
Discontinued operations                                     $       -     $    0.19     $   0.02      $   0.44
Gain on sale of business unit                               $       -     $    0.41     $      -      $   0.41
                                                            ---------     ---------     ---------     --------
Net income                                                  $    0.07     $    0.85     $   0.18      $   0.85
                                                            =========     =========     =========     ========
Diluted:
Income from continuing operations                           $    0.06     $    0.25     $   0.15      $      -
Discontinued operations                                     $       -     $    0.19     $   0.02      $   0.44
Gain on sale of business unit                               $       -     $    0.41     $      -      $   0.41
                                                            ---------     ---------     ---------     --------
 Net income                                                 $    0.06     $    0.85     $   0.17      $   0.85
                                                            =========     =========     =========     ========

                             GENCOR INDUSTRIES, INC.
            Unaudited Condensed Consolidated Statements of Cash Flows
                                  In thousands


                                                                                Nine Months Ended
                                                                                     June 30
                                                                          ---------------------------
                                                                              2002             2001
                                                                              ----             ----
Operating activities:
  Net income                                                              $   1,525        $    7,338
  Adjustments to reconcile net income to cash
  provided by (used for) operating activities:
     Gain on sale of business unit                                                -            (4,646)
     Depreciation and amortization                                            1,170             3,004
     (Gain) Loss on disposition of property and equipment                      (421)              893
     Write-off deferred loan costs                                               43                 -
     Income from investees                                                   (1,526)                -
     Other noncash items                                                       (120)                -
     Change in assets and liabilities net of disposed business
          Accounts receivable                                                (4,316)            2,526
          Inventories                                                         4,260            (3,979)
          Prepaid expenses                                                      622               869
          Other assets                                                         (163)           (1,558)
          Accounts payable                                                     (815)            2,023
          Customer deposits                                                     279              (445)
          Income and other taxes payable                                      1,081             3,271
          Accrued expenses and other                                         (2,134)              (77)
                                                                          ---------        ----------
                 Total adjustments                                           (2,040)            1,881
                                                                          ---------        ----------
Net cash provided by (used for) operating activities                           (515)            9,219
                                                                          ---------        ----------

Investing activities:
     Distributions from unconsolidated investees                              1,526                 -
     Capital expenditures                                                      (219)                -
     Net proceeds from sale of business unit                                      -            48,778
     Proceeds from sale of property and equipment                               673                27
                                                                          ---------        ----------
Net cash provided by investing activities                                     1,980            48,805
                                                                          ---------        ----------

Financing activities:
     Net reduction in notes payable                                               -              (616)
     Repayment of debt                                                       (3,208)          (62,906)
                                                                          ---------        ----------
Net cash used for financing activities                                       (3,208)          (63,522)
                                                                          ---------        ----------
Effect of exchange rate changes on cash and cash equivalents                    159              (144)
                                                                          ---------        ----------
Decrease in cash and cash equivalents                                        (1,584)           (5,642)
Cash and cash equivalents, beginning of period                               14,158            17,971
                                                                          ---------        ----------
Cash and cash equivalents, end of period                                  $  12,574        $   12,329
                                                                          =========        ==========

                            GENCOR INDUSTRIES, INC.

Notes to Unaudited Condensed Consolidated Financial Statements
All amounts in thousands, except per share amounts

Note 1 - Basis of Presentation

The accompanying condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all material adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three- and nine-month periods ended June 30, 2002 are not necessarily indicative of the results that may be expected for the year ended September 30, 2002.

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

Note 2 - Reorganization and Restructuring Costs

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

Certain information with respect to discontinued operations is summarized as follows:

                                                                        Three-months Ended         Nine-months Ended
                                                                              June 30                   June 30
                                                                         2002          2001         2002       2001
                                                                         ----          ----         ----       ----
Net sales                                                              $  206      $  8,731       $  661    $ 42,740
Costs and expenses                                                        201         5,870          489      36,225
                                                                       ------      --------       ------    --------
Income from discontinued operations before income taxes                     5         2,861          172       6,515
Income taxes                                                                -         1,185            -       2,700
                                                                       ------      --------       ------    --------
Income from discontinued operations, net of income taxes               $    5      $  1,676       $  172    $  3,815
                                                                       ======      ========       ======    ========

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

Note 4 - Inventories

The components of inventory net of reserves consist of the following:

                                       June 30                  September 30
                                         2002                       2001
                                         ----                       ----
Raw materials                         $  9,591                  $  11,294
Work in process                          2,435                      2,509
Finished goods                           3,560                      7,379
Used equipment                           2,428                      1,923
                                      --------                  ---------
                                      $ 18,014                  $  23,105
                                      ========                  =========

Note 5 - Earnings Per Share Data

The following table sets forth the computation of basic and diluted earnings per share:

                                                  Three Months Ended              Nine Months Ended
                                                        June 30                        June 30
                                                 2002            2001            2002           2001
                                                 ----            ----            ----           ----
Income (loss) from continuing operations         $  569       $ 2,147            $ 1,353      $   (23)
Income from discontinued operations                   5         1,676                172        3,815
Gain on sale of business unit                         -         3,546                  -        3,546
                                                 ----------------------------------------------------
Net income (loss)                                $  574       $ 7,369            $ 1,525      $ 7,338
                                                 ====================================================
Denominator (shares in thousands):
Weighted average shares outstanding               8,682         8,682              8,682        8,682
Effect of dilutive stock options                    758             -                504            -
                                                 ----------------------------------------------------
Denominator for diluted EPS computation           9,440         8,682              9,186        8,682
                                                 ====================================================
Per common share:
Basic:
Continuing operations                            $ 0.07       $  0.25            $  0.16      $     -
Discontinued operations                               -          0.19               0.02         0.44
Gain on sale of business unit                         -          0.41                  -         0.41
                                                 ----------------------------------------------------
Net income                                       $ 0.07       $  0.85            $  0.18      $  0.85
                                                 ====================================================
Diluted:
Continuing operations                            $ 0.06       $  0.25            $  0.15      $     -
Discontinued operations                               -          0.19               0.02         0.44
Gain on sale of business unit                         -          0.41                  -         0.41
                                                 ----------------------------------------------------
Net income                                       $ 0.06       $  0.85            $  0.17      $  0.85
                                                 ====================================================

Note 6 - Comprehensive Loss

Total comprehensive income was $894 and $2,268 for the three-and nine-months ended June 30, 2002, respectively, and $10,435 and $8,160 for the same periods ended June 30, 2001. Total comprehensive income differs from net income due to gains and losses resulting from foreign currency translation, which are reflected separately in the shareholders' equity section of the balance sheet under the caption "Accumulated other comprehensive loss." Gains and losses resulting from foreign currency transactions are included in income.

Note 7 - Income From Investees

During the first and second quarter of fiscal 2002, the Company received cash distributions of $465 and $1,061, respectively, from its 45% interest in Carbontronics LLC and 25% interest in Carbontronics II LLC and Carbontronics Fuels LLC. These interests were obtained as part of contracts to build four synthetic fuel production plants during 1998. The Company has no basis in these investments nor requirement to provide future funding. Any income arising from these investments is dependent upon tax credits (adjusted for operating losses at the fuel plants) being generated as a result of synthetic fuel production, which will be recorded as received. During fiscal 2001, the Company received one distribution of approximately $215. No significant income was derived from these interests during fiscal 2000 or fiscal 1999.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

Net sales for the nine-months ended June 30, 2002 and 2001 were $51.2 million and $54.2 million, respectively. Domestic sales during this period for 2002 and 2001 were $32.8 million and $42.0 million, respectively. The decline in domestic sales is primarily due to the stalling of our industry attributable to the September 11 events and the prevailing national economic conditions. Asphalt plant orders at the Company's U.K. operations increased $6.2 million from the previous year, which partially offset the decline in domestic sales. Net sales for the third quarter of 2002 declined by approximately $3.0 million from the same period of fiscal 2001. Domestic sales during the quarter were lower by approximately $7.0 million. Foreign sales increased by approximately $4.0 million over the same quarter of last year.

Gross margins as a percent of net sales declined by 3.4% during the nine-months ended June 30, 2002 from year ago levels. Margins have declined due to a higher mix of foreign versus domestic sales. In addition, domestic margins have declined 5.4% from a year ago due to a higher mix of component sales as opposed to complete plant sales. Gross margins on foreign sales increased 9.2% from a year ago due to lower production costs.

Product engineering and development costs declined $151 and $431 during the three- and nine-month periods ended June 2002. Selling and administrative expenses decreased $591 and $1,428 during the three- and nine-month periods ended June 2002. The improvements reflect cost reductions and containment measures initiated by the Company during the first quarter of 2002.

Restructuring costs, which consist of legal and professional fees relating to the reorganization were $302 during the first nine-months of fiscal 2002 compared to $3,060 for the same period of fiscal 2001.

Interest expense during 2002, primarily reflects interest incurred under the Amended and Restated Senior Secured Credit Agreement since the Company emerged from Chapter 11 at the end of the first quarter.

Income from investees includes cash distributions of $465 and $1,061 received during the first and second quarter of 2002, respectively.

Net income for the quarter ended June 30, 2001 included $5.2 million from discontinued operations, which includes a net gain on sale of the food processing segment of $3.5 million.

Liquidity and Capital Resources

On December 27, 2001, the Company and its Senior Secured Lenders signed an Amended and Restated Senior Secured Credit Agreement (Credit Agreement). The Credit Agreement specifies monthly principal payments of $320 beginning December 2001 and continuing through July 2002, then increasing to $400 in August 2002 and continuing to August 2005, with the remaining balance due September 6, 2005. It is management's intention to refinance any remaining balance. The interest rate during the term of the loan is based upon the prime rate plus 2%. The Company may elect to defer the first thirteen (13) monthly principal payments and pay an additional 5% interest on the total deferred principal payments until such time the deferred principal amounts are paid. The Credit Agreement also provides for quarterly supplemental principal payments if certain operating levels are surpassed. A supplemental principal payment for $710 was paid on May 17, 2002. Based upon the operating results for the third quarter, another supplemental principal payment for approximately $256 will be due August 29, 2002. The Credit Agreement includes other financial and restrictive covenants.

Pursuant to its Amended Plan of Reorganization, on January 29, 2002 the Company made a principal payment of $488 on the industrial revenue bond. Monthly principal and interest payments of $38 will continue until the balance is paid-off in March 2005.

The Company has been successful in its efforts to restructure or eliminate various non-core operations and reduce its outstanding debt balance. As a result, the Company's capital structure, liquidity and working capital have significantly improved from a year ago. The current ratio of 1.59:1.00 and working capital of $16.3 million at June 30, 2002 compares favorably to the current ratio of .72:1.00 and negative working capital of $20.8 million a year earlier.

Net cash used for operating activities during the nine-months ended June 30, 2002 was $515. This net cash outlay reflects a $4.3 million increase in accounts receivable (attributable to several large plant orders), which was offset by a $4.3 million decrease in inventories. Cash used in financing activities reflect principal payments on the secured debt of $3.2 million.

Seasonality

The asphalt-related operations are subject to a seasonal slow-down during the third and fourth quarters of the calendar year. Traditionally, although customers may place orders for winter and spring deliveries, especially during the fourth quarter, they do not accept delivery of new equipment during the summer and fall months to avoid disrupting their peak activity of highway construction and repair. This slow-down often results in lower reported sales and earnings and or losses during the first and fourth quarters of the Company's fiscal year ended September 30.

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

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

The Company operates manufacturing facilities and sales offices principally located in the United States and the United Kingdom. The Company is subject to business risks inherent in non-U.S. activities, including political and economic uncertainty, import and export limitations, and market risk related to changes in interest rates and foreign currency exchange rates. The Company's principal currency exposure against the U.S. dollar is the British pound. The Company is exposed to interest rate risk on its variable rate debt. A 100-basis point increase in interest rates along the entire yield curve would reduce income from continuing operations before income taxes for the nine-month periods ended June 30, 2002 and 2001 by approximately $258 and $679, respectively. Actual changes in rates may differ from the hypothetical assumptions used in computing this exposure.

Part II. Other Information

Item 4.  Submission of Matters to a Vote of Security Holders

The Annual Meeting of Shareholders was held on Friday, March 8, 2002, in Orlando, Florida, at which the following matters were submitted to a vote of the shareholders:

Election of Directors

Class B Shareholders
Votes regarding the election of four Directors for a term expiring in 2004 by the Class B shareholders were as follows:

Term expiring in 2004                     FOR                AGAINST           WITHHELD
E. J. Elliott                          1,786,398                0                 0
John E. Elliott                        1,786,398                0                 0
Randolph H. Fields                     1,786,398                0                 0
John M. Panettiere                     1,786,398                0                 0

Common Stock Shareholders
Votes regarding the election of one Director for a term expiring in 2004 by the Common Stock shareholders were as follows:

Term expiring in 2004                     FOR                AGAINST           WITHHELD
James H. Stollenwerk                   6,317,112                0               26,230

Selection of Auditors

Votes regarding the ratification of Moore Stephens Lovelace, P.A. independent certified accountants, as auditors for the Company for the year ending September 30, 2002 were as follows:

                                          FOR               AGAINST           WITHHELD
Moore Stephens Lovelace, P.A.          6,320,426             16,500             6,616

Item 6.  Exhibits and Reports on Form 8-K

The following exhibits are included herein:

    99.1 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

The Company did not file any reports on Form 8-K during the three months ended June 30, 2002.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        GENCOR INDUSTRIES, INC.


Date:   August 14, 2002                 /s/ Scott W. Runkel
        ---------------                 ----------------------------------------
                                        Scott W. Runkel, Chief Financial Officer