Form 10-K
period 2002-09-30
GENCOR INDUSTRIES INC
filed 2002-12-26
CIK 64472

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10 – K

☒  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15[d] OF THE
SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended September 30, 2002

☐  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15[d] OF THE
SECURITIES EXCHANGE ACT OF 1934

Commission File No. 0-3821

GENCOR INDUSTRIES, INC.

Incorporated in the State of Delaware	I.R.S. Employer Identification No. 59-0933147

5201 North Orange Blossom Trail
Orlando, Florida 32810

Registrant’s Telephone Number, Including Area Code:
(407) 290-6000

SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

None

SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:

Common Stock ($.10 Par Value)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to filing requirements for the past 90 days.  ☑

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

State the aggregate market value of the voting stock, $.10 per share value Common Stock held by nonaffiliates of the Registrant as of December 18, 2002: $5,790,194

Indicate the number of shares outstanding of each of the Registrant’s classes of Common Stock, as of the latest practicable date: 6,884,070 shares of Common Stock ($.10 par value) and 1,798,398 shares of Class B Stock ($.10 par value) as of December 18, 2002.

List hereunder the following documents if incorporated by reference and the part of the Form 10-K into which the document is incorporated.

Portions of the definitive Proxy Statement for the 2003 Annual Meeting of Shareholders are incorporated by reference into Part III of this report.

PART I

ITEM 1. BUSINESS

General

Gencor Industries, Inc. and its subsidiaries (the “Company”) is a leading manufacturer of heavy machinery used in the production of highway construction materials, synthetic fuels, and environmental control equipment. The Company’s products are manufactured in two facilities in the United States and two facilities located in the United Kingdom. The Company’s products are sold through a combination of Company sales representatives and independent dealers and agents located throughout the world.

The Company designs and manufactures machinery and related equipment used primarily for the production of asphalt and highway construction materials. The Company’s principal core products include asphalt plants, combustion systems and fluid heat transfer systems. Gencor Industries, Inc.’s technical and design capabilities, environmentally friendly process technology and wide range of products have enabled it to become a leading producer of equipment worldwide. The Company believes it has the largest installed base of asphalt production plants in the United States.

Because the Company’s products are sold primarily to the highway construction industry, the business is seasonal in nature. The majority of orders for the Company’s products are received between November and February, with a significant volume of shipments occurring prior to May. The principal factors driving demand for the Company’s products are the level of government funding for domestic highway construction and repair, infrastructure development in emerging economies, the need for spare parts and a trend towards larger plants resulting from asphalt contractor and plant consolidation. On June 9, 1998, the Transportation Equity Act for the 21st Century (“TEA-21”) was signed into law. TEA-21 significantly increased authorized funding levels for highway construction and rehabilitation to $167 billion over the five- year period, beginning October 1, 1998 through September 30, 2003.

History

In 1968, the foundation of the Company was formed by the merger of Mechtron Corporation with General Combustion, Inc. and Genco Manufacturing, Inc. The new entity reincorporated in Delaware in 1969 and adopted the name Mechtron International Corporation in 1970. In 1985, the Company began a series of acquisitions into related fields starting with the Beverley Group Ltd. in the United Kingdom. Hy-Way Heat Company, Inc. and the Bituma Group were acquired in 1986. In 1987, the Company changed its name to Gencor Industries, Inc. and acquired the Davis Line Inc. (Hetherington and Berner) and its subsidiaries in 1988.

In 1996, the Company acquired Process Equipment Division of Ingersoll-Rand Company (PED). The acquisition and expansion into the food processing machinery industry provided the Company new opportunities in niche markets, which manufacture equipment to process food products such as pelletized animal feeds, sugar and edible oils. Included in this “CPM” group were a number of foreign subsidiaries.

Effective July 1, 1997, the Company acquired Gumaco and certain other South American companies with substantial manufacturing capacity in Brazil. These companies produced heavy machinery for the production and processing of fruit juices.

Effective October 1, 1997, the Company acquired ACP Holdings P.L.C. (“ACP”). The ACP acquisition expanded the Company’s construction equipment product line to include the manufacturer of portable batch asphalt plants. This product line is more suitable for international markets since capacity and production needs are different in foreign markets than the United States. The product line is marketed to numerous international markets including China, Thailand, Malaysia, Southern Europe, Africa, the Middle East and the Mediterranean. Following the acquisition ACP Holdings P.L.C. was renamed Gencor ACP, Ltd. (“ACP”).

In June 2001, ACP was reorganized under the direction of a receiver. The assets and business were sold to Gencor Industries Limited, another wholly-owned subsidiary of the Company. The name of the subsidiary was changed to Gencor International Limited (“Gencor International”).

In January 1998, the Company finalized agreements with Carbontronics, LLC (“CLLC”) pursuant to which the Company sold, manufactured, and installed four synthetic fuel production plants. These plants were sold by CLLC to a limited partnership (“LP”), Carbontronics Synfuel Investors, LLC, which is now the owner of the plants. The Company was paid in full for these plants in 1998. In addition to payment for the plants, the Company received a partnership interest of 45% in CLLC. Also, the Company subsequently received a 25% partnership position in the General Partner (“GP”) of the LP and in Carbontronics II, LLC (“C2LLC”). The remaining interests in the GP, CLLC, and C2LLC are owned by other, unrelated entities. An administrative member of the GP, not the Company, is responsible for administration of the day-to-day affairs of the GP and LP. The Company is entitled to appoint only one of the three members of the GP Management Committee and has 1/3 of the voting rights thereof. As a part of the partnership positions in CLLC, C2LLC, and the GP, the Company has the potential for income subject to the performance of the partnership. Future benefits realizable by the Company on the synthetic fuel production plants depend on whether the production from these plants will continue to qualify for tax credits under Section 29 of the Internal Revenue Code and the ability to economically produce and successfully market synthetic fuel produced by the plants.

As of September 1999, the Company was in default of the terms and conditions of its Senior Secured Credit Facility and Industrial Revenue Bond Indenture. In November 1999, the Senior Secured Lenders accelerated their demand for payment in full. During April 2000, certain of the Company’s lenders filed an Involuntary Petition under Chapter 11 of U.S. Bankruptcy Code. On September 13, 2000 (the “Petition Date”), the Company and certain of its subsidiaries (“the Debtors”) filed voluntary petitions commencing cases under Chapter 11 of the U.S. Bankruptcy Code. The Company and certain of its subsidiaries began operating its businesses as debtors-in-possession under Chapter 11 of the U.S. Bankruptcy Code.

On April 13, 2001, the Debtors filed the Amended Plan of Reorganization of Gencor Industries, Inc. (the “Amended Plan”), dated April 9, 2001 with the Bankruptcy Court providing essentially for 100% payment of all secured and unsecured creditors and no dilution or diminution to the equity holders. The Amended Plan was confirmed on July 11, 2001, and became effective on December 31, 2001.

Pursuant to the Amended Plan, the sale of CPM’s domestic and foreign operations was to be consummated. The sale was consummated on May 29, 2001, for $52 million. In September 2001, CPM’s subsidiary Silver-Weibull A.B. was placed in receivership and subsequently sold in November 2001. The Company included the operating results of CPM and Silver-Weibull in discontinued operations. The net proceeds from the sales were used to reduce the outstanding balance of the Senior Secured Lenders.

Under the Amended Plan, all of the Company’s debts will be satisfied in full. On December 31, 2001, the Senior Secured Lenders and the Company entered into an Amended and Restated Senior Secured Credit Agreement, which specifies that the remaining claims of the Senior Secured Lenders be paid over a four-year period with the remaining balance due in September, 2005. Management intends to refinance any remaining balance.

The duration of the current economic slowdown and the extent to which it will continue to impact the overall U.S. economy and the Company’s operations remains uncertain. However, the Company’s management continues to believe in the underlying strength and resiliency of the nation’s economy and remains optimistic about the Company’s long-term prospects.

Products

Asphalt Plants. The Company and certain subsidiaries, Bituma, and Gencor International Limited (UK), manufacture and produce hot-mix asphalt plants used in the production of asphalt paving materials. The Company also manufactures related asphalt plant equipment including hot mix storage silos, fabric filtration systems, cold feed bins and all other plant components. H&B (Hetherington and Berner) built the first asphalt batch plant in 1894 and is the world’s oldest asphalt plant line. Bituma, formerly known as Boeing Construction Company, developed the continuous process for asphalt production, which has been adopted as the United States industry’s standard technology, as well as patented the counterflow technology, several adaptations of which have become the new standard, which recaptures and burns emissions and vapors, resulting in a cleaner and more efficient process. Gencor International Limited (UK) manufactures a very comprehensive range of fully mobile batch plants, as well as mobile shredders and trommel screens.

Combustion Systems and Industrial Incinerators. The Company manufactures combustion systems, which are large burners that can transform most solid, liquid or gaseous fuels into usable energy, or burn multiple fuels, alternately or simultaneously. Through its subsidiary General Combustion, the Company has been a significant source of combustion systems for the asphalt and aggregate drying industries since the 1950’s. The Company also manufactures soil decontamination machinery, as well as combustion systems for rotary dryers, kilns, fume and liquid incinerators, boilers and tank heaters. The Company believes maintenance and fuel costs are lower for its burners because of their superior design.

Fluid Heat Transfer Systems. The Company’s General Combustion subsidiaries in the USA and U.K. manufacture the Hy-Way heat and Beverley lines of thermal fluid heat transfer systems and specialty storage tanks for a wide array of industry uses. Thermal fluid heat transfer systems are similar to boilers, but use a high temperature oil instead of water. Thermal fluid heaters have been replacing steam pressure boilers as the best method of heat transfer for storage, heating and pumping viscous materials (i.e., asphalt, chemicals, heavy oils, etc.) in many industrial and petrochemical applications worldwide. The Company believes the high efficiency design of its thermal fluid heaters can outperform competitive units in many types of process applications. Heaters are available for vertical, horizontal and underground tanks in steel, stainless steel, and other materials designed to meet large or small specific job requirements.

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

Seasonality

The Company is concentrated in the asphalt-related business and subject to a seasonal slow-down during the third and fourth quarters of the calendar year. Traditionally, the Company’s customers do not purchase new equipment for shipment during the summer and fall months to avoid disrupting their peak season for highway construction and repair work. This slow-down often results in lower reported sales and earnings and/or losses during the first and fourth quarters of the Company’s fiscal year.

Competition

The markets for the Company’s products are highly competitive. Within a given product line, the industry remains fairly concentrated, with typically a small number of companies competing for the majority of a product line’s industry sales. The principal competitive factors include technology and overall product design, dependability and reliability of performance, brand recognition, pricing and after-the-sale customer support. Management believes its ability to compete depends upon its continual efforts to improve product performance and dependability, competitively price its products, and provide the best customer support and service in the industry.

Sales and Marketing

The Company’s products and services have been marketed internationally through a combination of Company-employed sales representatives and independent dealers and agents. Each of the Company’s business groups has been responsible for marketing its products and services with support from the corporate sales and marketing department.

Sales Backlog

The Company’s manufacturing processes allow for a relatively short turnaround from the order date to shipment date of usually less than ninety (90) days. Therefore, the size of the Company’s backlog should not be viewed as an indicator of the Company’s annualized revenues or future financial results. The Company’s backlog was approximately $13 million as of December 18, 2002 and 2001.

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

Government Regulations

The Company believes its design and manufacturing processes meet all industry and governmental agency standards that may apply to its entire line of products, including all domestic and foreign environmental, structural, electrical and safety codes. The Company’s products are designed and manufactured to comply with Environmental Protection Agency regulations. Certain state and local regulatory authorities have strong environmental impact regulations. While the Company believes that such regulations have helped, rather than restricted its marketing efforts and sales results, there is no assurance that changes to federal, state, local, or foreign laws and regulations will not have a material adverse effect on the Company’s products and earnings in the future.

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

The Company also regularly conducts an environmental assessment consistent with recognized standards of due diligence on properties and businesses which it acquires. To date, these assessments have not identified contamination resulting from acquired properties that would be reasonably likely to result in a material adverse effect on the Company’s business, results of operations, or financial condition.

Employees

As of September 30, 2002, the Company employed a total of 374 employees; there were 281 employees in the domestic U.S. operations and 93 employees in the U.K. operations. The Company has collective bargaining agreements covering production and maintenance employees at its Marquette, Iowa facilities. The remaining domestic employees are not represented by a labor union or collective bargaining agreement. The Company believes that its relationship with its employees is good.

Executive Officers of the Registrant

The executive officers of the Company at September 30, 2002 were:

Name	Position
E.J. Elliott	Chairman of the Board and President
John E. Elliott	Executive Vice President
Scott W. Runkel	Chief Financial Officer and Treasurer
Marc G. Elliott	President, Construction Equipment Group
David F. Brashears	Senior Vice President, Technology
Jeanne Lyons	Secretary

Mr. E.J. Elliott has served as Chairman of the Board since 1973 and President since 1969. Mr. Elliott has over 46 years experience in the design, manufacture and operation of construction machinery and asphalt manufacturing plants. Since the early 1960’s, Mr. Elliott owned and served as Chairman and President of General Combustion, Inc. and Genco Manufacturing Corporation which became the foundation for Gencor.

Mr. John Elliott was elected Assistant Vice President and a Director of the Company in 1985. In 1986, he was elected a Vice President and promoted to Executive Vice president in 1989. He has been with the Company since 1982.

Mr. Marc Elliott was promoted to President of the Construction Equipment Group in August 1999. He had previously been Vice President, Marketing, since July 1993. He has served in various marketing positions since joining the Company in 1988.

Mr. Scott Runkel was named Chief Financial Officer and Treasurer, in August 2000. He was a partner with the accounting firm of Ernst & Young and then a financial advisor prior to joining the Company.

Mr. David Brashears was named Senior Vice President, Technology, in July 1993. He had previously been Vice President, Engineering, since he joined the Company in 1978.

Ms. Jeanne Lyons joined the Company in 1995 as Administrative Assistant to the Chairman, and was elected Secretary of the Company in 1996.

ITEM 2. PROPERTIES

The following table lists the properties owned or leased by the Company as of September 30, 2002:

Location	Owned Acreage	Square Footage	Principal Function
Billingshurst, West Sussex England (1)	1.2	5,000	Offices
Leicester, England (1)	6.0	97,000	Offices and manufacturing
Marquette, Iowa (1)	72.0	137,000	Offices and manufacturing
Orlando, Florida (1)	27.0	171,000	Corporate offices and manufacturing

(1)	These properties are owned and pledged as security under the various credit agreements.

During 2000, the Company sold an office and manufacturing facility located in Indianapolis, Indiana (11.3 acres; 79,000 square feet).

During 2001, the Company sold an office and manufacturing facility located in Aurora, Colorado and the Sao Paulo, Brazil office. Also in May 2001, the Company sold the following properties related to its discontinued operations, which were either owned or leased: Amsterdam, Netherlands office and manufacturing facility; Wuxi, China office and warehouse; Crawfordsville, Indiana office and manufacturing facility; Daventry, England office and warehouse; Malmaison, France office; Merrimack, New Hampshire office and manufacturing facility; Singapore, Republic of Singapore office and manufacturing facility; Waterloo, Iowa office and manufacturing facility; and the Wexford, Ireland office and manufacturing facility. The Hasselholm, Sweden facility was sold as part of the restructuring in December 2001. A portion of the Billingshurt, West Sussex England facility was sold in June 2002, for $700,000. As of September 30, 2002, the Company still owns offices and manufacturing facility in Araraquara, Brazil. This facility is approximately 295,000 square feet of space on 29.2 acres. This facility is part of the discontinued operations.

ITEM 3. LEGAL PROCEEDINGS

The Company has various litigation and claims pending as of the date of this Form 10-K which have occurred in the ordinary course of business, and which may be covered in whole or in part by insurance. Management has reviewed all litigation matters arising in the ordinary course of business and, upon advice of counsel, has made provisions, not deemed material, for any estimable losses and expenses of litigation.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

PART II

ITEM 5. MARKET FOR THE REGISTRANT’S COMMON EQUITY AND RELATED SHAREHOLDER MATTERS

Trading in the Company’s Common Stock (which had been listed on the American Stock Exchange), was suspended by the American Stock Exchange on February 22, 1999. Subsequently, the Company’s stock has been traded over the counter on the pink sheets. Following are the high and low per share closing bid prices for our common stock for the periods indicated:

	Bid Prices
	High	Low
2001
First Quarter	1.42	.80
Second Quarter	1.65	.80
Third Quarter	2.38	1.67
Fourth Quarter	3.35	1.62

2002
First Quarter	3.65	2.08
Second Quarter	4.25	2.68
Third Quarter	4.35	2.20
Fourth Quarter	2.97	1.51

As of December 18, 2002, there were 456 holders of Common Stock of record and 9 holders of Class B Stock of record.

Pursuant to the terms of its current credit agreements, the Company will not be paying dividends for the foreseeable future.

EQUITY COMPENSATION PLAN

Following table is information about our common stock that may be issued upon exercise of options, warrants and rights under all of our existing equity compensation plans and arrangements as of September 30, 2002, including the 1997 Stock Option Plan and the 1992 Stock Option Plan.

Plan Category	Number of Securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of Securities remaining available for future issuance under equity compensation plans (excluding securities reflected in second column)
Equity compensation plans approved by security holders	1,616,000	1.95	1,386,000
Equity compensation plans not approved by security holders	—	—	—

Total	1,616,000	1.95	1,386,000

ITEM 6. SELECTED FINANCIAL DATA

	Years Ended September 30
	2002	2001	2000	1999	1998(2)
	(in thousands, except per share data)
Net revenue from continuing operations	$67,485	$71,134	$96,808	$101,399	$125,283
Operating income (loss) from continuing operations	$2,059	$(3,870)	$3,848	$(15,113)	$7,887
Income (loss) from continuing operations	$1,829	$(4,248)	$1,268	$(12,544)	$(1,236)
Discontinued operations: (1)
Operating income (loss)	$241	$5,695	$(476)	$(11,322)	$2,891
Gain on sale of businesses	$—	$3,835	$—	$—	$—
Extraordinary item—debt extinguishment	$—	$3,641	$—	$—	$—

Net income (loss)	$2,070	$8,923	$792	$(23,866)	$1,655

Per share data:
Basic:
Income (loss) from continuing operations	$0.21	$(0.49)	$0.14	$(1.45)	$(0.15)
Discontinued operations: (1)
Operating income (loss)	$0.03	$0.66	$(0.05)	$(1.30)	$0.35
Gain on sale of businesses	$—	$0.44	$—	$—	$—
Extraordinary item—debt extinguishment	$—	$0.42	$—	$—	$—

Net income (loss)	$0.24	$1.03	$0.09	$(2.75)	$0.20

Diluted:
Income (loss) from continuing operations	$0.20	$(0.49)	$0.14	$(1.45)	$(0.15)
Discontinued operations: (1)
Operating income (loss)	$0.03	$0.66	$(0.05)	$(1.30)	$0.35
Gain on sale of businesses	$—	$0.44	$—	$—	$—
Extraordinary item—debt extinguishment	$—	$0.42	$—	$—	$—

Net income (loss)	$0.23	$1.03	$0.09	$(2.75)	$0.20

Cash dividends declared per common share	$—	$—	$—	$0.030	$0.025

	September 30,
	2002	2001	2000	1999	1998
Selected balance sheet data:
Current assets	$41,767	$47,956	$85,869	$93,424	$100,151
Current liabilities	$29,243	$29,671	$140,672	$149,737	$142,312
Total assets	$62,184	$69,587	$139,946	$151,947	$173,157
Long-term debt, less current maturities	$24,337	$34,333	$—	$—	$—
Shareholders’ equity (deficit)	$5,295	$2,274	$(7,423)	$(4,275)	$22,257

(1)	The operating results of the food processing equipment manufacturing businesses (CPM) are reflected as discontinued operations.
(2)	Net revenues from continuing operations for 1998 include approximately $50 million from sales of synthetic fuel production machinery.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

“Forward-Looking” Information

This Form 10-K contains certain “forward-looking statements” within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), which represent the Company’s expectations and beliefs, including, but not limited to, statements concerning gross margins, sales of the Company’s products and future financing plans. These statements by their nature involve substantial risks and uncertainties, certain of which are beyond the Company’s control. Actual results may differ materially depending on a variety of important factors, including the financial condition of the Company’s customers, changes in the economic and competitive environments and demand for the Company’s products.

Results of Operations

Continuing Operations

Year ended September 30, 2002 compared with the year ended September 30, 2001

Net sales for the years ended September 30, 2002, and 2001, were $67.5 million and $71.1 million, respectively. Domestic sales during this period for 2002, and 2001, were $41.2 million and $53.1 million, respectively. The decline in domestic sales is primarily due to the stalling of our industry attributable to the September 11 events and the prevailing national economic conditions. Asphalt plant orders at the Company’s U.K. operations increased $8.3 million from the previous year, which partially offset the decline in domestic sales.

Gross margins as a percent of net sales were consistent at 25% of sales for both years. There has been a higher mix of foreign versus domestic sales in 2002 versus 2001. In addition, domestic margins have declined 1.2% from a year ago due to a higher mix of component sales as opposed to complete plant sales. Gross margins on foreign sales increased 7.2% from a year ago due to lower production costs as a result of the restructuring early in fiscal 2002.

Product engineering and development costs declined $650 (28%) in 2002. Selling and administrative expenses decreased $1,820 (13%) during 2002. The improvements reflect cost reductions and containment measures initiated by the Company during the first quarter of 2002.

Restructuring costs, which consist of legal and professional fees relating to the reorganization were $302 during fiscal 2002 compared to $5,072 for fiscal 2001.

Operating Income was $2,059 in 2002 versus a loss of ($3,870) in 2001. This improved performance was a result of the restructuring and cost containment measures, and lower legal and professional fees related to the restructuring.

Interest expense during 2002, primarily reflects interest incurred under the Amended and Restated Senior Secured Credit Agreement since the Company emerged from Chapter 11 at the end of the first quarter.

Income from investees includes cash distributions of $465 and $1,061 received during the first and second quarter of 2002, respectively. There were distributions of only $215 in fiscal 2001.

Net income for 2002 included $1,829 from continuing operations and only $241 from discontinued operations, while 2001 included $5.7 million from discontinued operations, plus a net gain on sale of the food processing segment of $3.8 million, and an extraordinary item-debt extinguishment of $3,641.

Year ended September 30, 2001 compared with the year ended September 30, 2000

Continuing Operations

Net sales for the construction equipment group (CEG) were $71.1 million for the fiscal year ended September 30, 2001, reflecting a decline of $25.7 million or 26.5% from $96.8 million in 2000. CEG’s domestic sales were $53.1 million during 2001, which reflected a decline of $17.3 million or 24.5% from $70.4 million recorded for 2000. CEG’s foreign sales during 2001 of $18.0 million reflect a decline of $8.4 or 31.8% from the previous year’s levels. The decline in sales reflects a continuing depressed global market and severe competition.

Total production costs increased 3.1% as a percent of net sales during the fiscal year 2001, as compared to 2000. The domestic operations reflected a 3% increase in production costs as a percent of net sales. Production costs at the foreign operations increased 11.1% as a percent of net sales over the prior year’s levels.

Product, engineering and development costs were $2.4 million during 2001 compared to $2.8 million in 2000. The reduction was reflected in CEG’s domestic operations, where research and development cost declined by approximately $.5 million from $2.6 million in 2000 to $2.1 million during 2001.

Selling, general and administrative expenses reflected a decline of $2.7 million during 2001 from the previous year.

Discontinued Operations—Consolidated Process Machinery (CPM)

The operating income reported for the discontinued operations includes CPM’s domestic and foreign operations for the eight months ended May 29, 2001 (the disposal date or sale date). Also included in discontinued operations are the operating results of the Colorado, Brazilian and Swedish operations, which were not part of the CPM sale.

Liquidity and Capital Resources

On December 27, 2001, the Company and its Senior Secured Lenders signed an Amended and Restated Senior Secured Credit Agreement (Credit Agreement). The Credit Agreement specifies monthly principal payments of $320 beginning December 2001 and continuing through July 2002, then increasing to $400 in August 2002 and continuing to August 2005, with the remaining balance due September 6, 2005. It is management’s intention to refinance any remaining balance. The interest rate during the term of the loan is based upon the prime rate plus 2%. The Company may elect to defer the first thirteen (13) monthly principal payments and pay an additional 5% interest premium on the total deferred principal payments until such time the deferred principal amounts are paid. The Credit Agreement also provides for quarterly supplemental principal payments if certain operating levels are surpassed. During 2002, the Company paid $4,000 in principal and in November 2002, paid an additional $1,500 in principal. As of November 25, 2002, there are no deferred principal payments. The Credit Agreement includes other financial and restrictive covenants. Pursuant to the terms of the amended and restated credit agreement, the Company will not be paying dividends for the foreseeable future.

Pursuant to its Amended Plan of Reorganization, on January 29, 2002 the Company made a principal payment of $488 on the industrial revenue bond. Monthly principal and interest payments of $38 will continue until the balance is paid-off in March 2005.

The Company has been successful in its efforts to restructure or eliminate various non-core operations and reduce its outstanding debt balance. Net cash provided by operating activities during 2002 was $784. This net cash in-flow reflects a $2.1 million decrease in accrued expenses, which was offset by a $3.3 million decrease in inventories. Cash used in financing activities reflect principal payments on the secured debt of $4.8 million.

Discontinued Operations—Consolidated Process Machinery (CPM). On May 29, 2001, the Company sold the food processing machinery group (CPM) for $52 million. This consisted of the domestic operations located in Indiana, Iowa and New Hampshire and the foreign operations in France, Netherlands, United Kingdom, Ireland, Singapore and China. The net proceeds of the sale were applied against the outstanding balance of the Senior Secured Lenders. In September 2001, the Swedish operation was placed into receivership and the business was sold in November 2001. The Company also intends to sell the food processing machinery operations located in Colorado and Brazil. The operating results of the food processing machinery group were classified as discontinued operations for all periods presented.

New Accounting Pronouncements

Statement of Financial Accounting Standards (SFAS) No. 141 , “Business Combinations” requires the Company to utilize the purchase method of accounting for all business combinations initiated after June 30, 2001; establishes criteria for the recognition of intangible assets separately from goodwill; and requires unallocated negative goodwill to be expensed immediately as an extraordinary item.

SFAS No.142, “Goodwill and Other Intangible Assets”, must be adopted by the Company in the first quarter of its fiscal year 2003, and will be applied to all goodwill and other intangible assets recognized on the balance sheet, regardless of when those assets were initially recognized. Goodwill will no longer be amortized, but must be tested for impairment as of the beginning of the fiscal year of adoption and annually thereafter. Management does not believe that the implementation of SFAS 142 will result in an impairment charge.

In August 2001, the FASB issued SFAS No. 143, “Accounting for Asset Retirement Obligations”, effective for the Company in fiscal 2003. This standard requires entities to record the fair value of a liability for an asset retirement obligation when it is incurred by increasing the carrying amount of the related long-lived asset. The liability is accreted to its present value each period, and the capitalized cost is depreciated over the useful lives of the assets.

In October 2001, the FASB issued SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”, that refines criteria for assets classified as held for sale, further refines rules regarding impairment of long-lived assets and changes the reporting of discontinued operations. SFAS No. 144 is effective for the Company’s fiscal 2003.

SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities”, was issued in June 2002. It is effective for all such activities initiated after December 31, 2002. SFAS No. 146 requires that a liability for a cost associated with an exit or disposal activity be recognized at fair value only when incurred.

Management believes that the adoption of SFAS Nos. 141, 143, 144 and 146 will have no significant impact on the results of operations or financial position of the Company.

INTERIM FINANCIAL INFORMATION (UNAUDITED)

	In thousands, except per share amounts
	Quarters ended
	December 31	March 31	June 30	September 30
2002:
Net sales	$10,872	$22,433	$17,853	$16,327
Production costs	$8,860	$16,160	$13,159	$12,753
Product engineering and development	$421	$429	$450	$401
Selling, general and administrative	$3,033	$3,234	$3,286	$2,938
Restructuring costs	$302	$—	$—	$—
Income (loss) from continuing operations	$(1,286)	$2,070	$569	$476
Discontinued operations:
Operating income (loss)	$161	$6	$5	$69
Income (loss) before extraordinary item	$(1,125)	$2,076	$574	$545
Net income (loss)	$(1,125)	$2,076	$574	$545
Basic earnings per share:
Income (loss) from continuing operations	$(0.15)	$0.24	$0.07	$0.05
Operating income from discontinued operations	$0.02	$—	$—	$0.01
Net income (loss)	$(0.13)	$0.24	$0.07	$0.06
Diluted earnings per share:
Income (loss) from continuing operations	$(0.15)	$0.22	$0.06	$0.05
Operating income from discontinued operations	$0.02	$—	$—	$0.01
Net income (loss)	$(0.13)	$0.22	$0.06	$0.06
2001:
Net sales	$11,789	$21,610	$20,841	$16,894
Production costs	$8,926	$15,470	$14,210	$14,664
Product engineering and development	$569	$561	$601	$620
Selling, general and administrative	$3,335	$3,769	$3,877	$3,330
Restructuring costs	$1,535	$1,450	$75	$2,012
Income (loss) from continuing operations	$(2,497)	$327	$2,147	$(4,225)
Discontinued operations:
Operating income (loss)	$772	$1,367	$1,676	$1,880
Gain on sale of businesses	$—	$—	$3,546	$289
Income (loss) before extraordinary item	$(1,725)	$1,694	$7,369	$(2,056)
Extraordinary item—debt extinguishment	$—	$—	$—	$3,641
Net income (loss)	$(1,725)	$1,694	$7,369	$1,585
Basic and diluted earnings per share:
Income (loss) from continuing operations	$(0.29)	$0.04	$0.25	$(0.49)
Discontinued operations:
Operating income (loss)	$0.09	$0.16	$0.19	$0.22
Gain on sale of businesses	$—	$—	$0.41	$0.03
Extraordinary item—debt extinguishment	$—	$—	$—	$0.42
Net income (loss)	$(0.20)	$0.20	$0.85	$0.18

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company operates manufacturing facilities and sales offices principally located in the United States and the United Kingdom. The Company is subject to business risks inherent in non-U.S. activities, including political and economic uncertainty, import and export limitations, and market risk related to changes in interest rates and foreign currency exchange rates. The Company’s principal currency exposures against the U.S. dollar is the British pound. Periodically, the Company will use derivative financial instruments consisting primarily of interest rate hedge agreements to manage exposures to interest rate changes. The Company’s objective in managing its exposure to changes in interest rates on its variable rate debt is to limit their impact on earnings and cash flow and reduce its overall borrowing costs.

At September 30, 2002, the Company had approximately $30.4 million of debt outstanding. Under the Amended and Restated Secured Credit Agreement, substantially all of the Company’s borrowings will bear interest at variable rates based upon the prime rate plus 2%. The Company performed a sensitivity analysis assuming a hypothetical 10% adverse movement in the interest rates on the debt outstanding at the end of 2002. Such a movement in interest rates would cause the Company to recognize additional interest expense of approximately $304,000 along with a corresponding decrease in cash flows.

The above sensitivity analysis for interest rate risk excludes accounts receivable, accounts payable and accrued liabilities because of the short-term maturity of such instruments. The analysis does not consider the effect on other variables such as changes in sales volumes or management’s actions with respect to levels of capital expenditures, future acquisitions or planned divestures, all of which could be significantly influenced by changes in interest rates and cause the results to differ significantly from those indicated by the sensitivity analysis.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

An index to the consolidated financial statements of the Company and its subsidiaries is set forth following Part IV hereof.

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL             DISCLOSURE

None.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS

The information regarding the Company’s Directors required by this Item 10 is incorporated herein by reference to the Company’s definitive 2002 Proxy Statement.

ITEM 11. EXECUTIVE COMPENSATION

The information required by this Item 11 is incorporated herein by reference to the Company’s definitive 2002 Proxy Statement.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The information required by this Item 12 is incorporated herein by reference to the Company’s definitive 2002 Proxy Statement.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by this Item 13 is incorporated herein by references to the Company’s definitive 2002 Proxy Statement.

ITEM 14. CONTROLS AND PROCEDURES

(a) Our principal executive officer and principal financial officer have conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-14(c) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), within 90 days of the filing date of this report. Based on their evaluation, our principal executive officer and principal accounting officer concluded that our disclosure controls and procedures are effective.

(b) There have been no significant changes (including corrective actions with regard to significant deficiencies or material weaknesses) in our internal controls or in other factors that could significantly affect these controls subsequent to the date of the evaluation referenced in paragraph (a) above.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)
A listing of financial statements and financial statement schedules filed as part of this report and which financial statements and schedules are incorporated into this report by reference, is set forth in the “Index to Financial Statements” following Part IV hereof.

(b)	Reports on Form 8-K:

None	for the quarter ended September 30, 2002.

(c)	Exhibit Index

Exhibit Number	Description	Filed Herewith

2.1
Second Amended Plan of Reorganization of Gencor Industries, Inc., As Modified Dated: July 8, 2001, incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended September 30, 2000.

2.2	Asset Purchase Agreement Re: CPM, incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended September 30, 2000.

2.3	First Amendment to Asset Purchase Agreement, incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended September 30, 2000.

3.1	Restated Certificate of Incorporation of Company, incorporated by reference to Exhibit 3.1 to Registration No. 33-627

3.2	Composite of Bylaws of Company, incorporated by reference to Exhibit 3.2 to Registration No. 33-627

3.3
Certificate of Amendment, changing name of Mechtron International Corporation to Gencor Industries, Inc. and adding a “twelfth” article regarding director liability limitation, incorporated by reference to the Company’s annual report on Form 10-K for the year ended December 31, 1987.

4.1	Form of Common Stock certificate, incorporated by reference to Exhibit 4.1 to Registration No. 33-627.

4.2	Loan Agreement between the Orange County Industrial Development Authority and the Company dated as of December 1, 1984, incorporated by reference to Exhibit 4.2 to Registration No. 33-627.

Exhibit Number	Description	Filed Herewith
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

4.27
$95 million Senior Secured Credit Agreement, by and among Gencor, the Lenders and Credit Lyonnais, New York Bank as Agent to the Lenders and the Issuing Bank with respect to the Letters of Credit, incorporated by reference to Exhibit 10.4 to the Company’s Report on Form 8-K filed on December 26, 1996.

4.28
Borrower Security Agreement, dated as of December 10, 1996, made by Registrant in favor of Credit Lyonnais New York Branch, as Agent, incorporated by reference to Exhibit 10.5 to the Company’s Report on Form 8-K filed on December 26, 1996.

4.29
Borrower Copyright Security Agreement, dated as of December 10, 1996, made by Registrant in favor of Credit Lyonnais New York Branch, as Agent, incorporated by reference to Exhibit 10.6 to the Company’s Report on Form 8-K filed on December 26, 1996.

4.30
Borrower Pledge Agreement, dated as of December 10, 1996, made by Registrant in favor of Credit Lyonnais New York Branch, as Agent, incorporated by reference to Exhibit 10.7 to the Company’s Report on Form 8-K filed on December 26, 1996.

Exhibit Number	Description	Filed Herewith
4.31
California Pellet Mill Company Security Agreement, dated as of December 10, 1996, made by California Pellet Mill Company in favor of Credit Lyonnais New York Branch, as Agent, incorporated by reference to Exhibit 10.8 to the Company’s Report on Form 8-K filed on December 26, 1996.

4.32
California Pellet Mill Company Pledge Agreement, dated as of December 10, 1996, made by California Pellet Mill Company in favor of Credit Lyonnais New York Branch, as Agent, incorporated by reference to Exhibit 10.9 to the Company’s Report on Form 8-K filed on December 26, 1996.

4.33
General Combustion Corporation Security Agreement, dated as of December 10, 1996, made by General Combustion Corporation in favor of Credit Lyonnais New York Branch, as Agent, incorporated by reference to Exhibit 10.10 to the Company’s Report on Form 8-K filed on December 26, 1996.

4.34
Equipment Services Group, Inc. Security Agreement, dated as of December 10, 1996, made by Equipment Services Group, Inc. in favor of Credit Lyonnais New York Branch, as Agent, incorporated by reference to Exhibit 10.11 to the Company’s Report on Form 8-K filed on December 26, 1996.

4.35
Thermotech Systems Corporation Security Agreement, dated as of December 10, 1996, made by Thermotech Systems Corporation in favor of Credit Lyonnais New York Branch, as Agent, incorporated by reference to Exhibit 10.12 to the Company’s Report on Form 8-K filed on December 26, 1996.

4.36
Bituma-Stor, Inc. Security Agreement, dated as of December 10, 1996, made by Bituma-Stor, Inc. in favor of Credit Lyonnais New York Branch, as Agent, incorporated by reference to Exhibit 10.13 to the Company’s Report on Form 8-K filed on December 26, 1996.

4.37
Bituma Corporation Security Agreement, dated as of December 10, 1996, made by Bituma Corporation in favor of Credit Lyonnais New York Branch, as Agent, incorporated by reference to Exhibit 10.13 to the Company’s Report on Form 8-K filed on December 26, 1996.

Exhibit Number	Description	Filed Herewith
4.38
Mortgage made by Gencor, Industries, Inc. in favor of Credit Lyonnais New York Branch, as Agent, for certain real property located in Orlando, Florida, incorporated by reference to Exhibit 10.15 to the Company’s Report on Form 8-K filed on December 26, 1996.

4.39
Mortgage made by General Combustion Corporation in favor of Credit Lyonnais New York Branch, as Agent, for certain real property located in Youngstown, Ohio, incorporated by reference to Exhibit 10.16 to the Company’s Report on Form 8-K filed on December 26, 1996.

4.40
Mortgage made by Gencor Industries, Inc. in favor of Credit Lyonnais New York Branch, as Agent, for certain real property located in Marquette, Iowa, incorporated by reference to Exhibit 10.17 to the Company’s Report on Form 8-K filed on December 26, 1996.

4.41
Mortgage made by California Pellet Mill Company in favor of Credit Lyonnais New York Branch, as Agent, for certain real property located in Waterloo, Iowa, incorporated by reference to Exhibit 10.18 to the Company’s Report on Form 8-K filed on December 26, 1996.

4.42
Mortgage made by California Pellet Mill Company in favor of Credit Lyonnais New York Branch, as Agent, for certain real property located in Crawfordsville, Indiana, incorporated by reference to Exhibit 10.19 to the Company’s Report on Form 8-K filed on December 26, 1996.

4.43	Tranche A Term Note, incorporated by reference to Exhibit 10.20 to the Company’s Report on Form 8-K filed on December 26, 1996.

4.44	Tranche B Term Note, incorporated by reference to Exhibit 10.21 to the Company’s Report on Form 8-K filed on December 26, 1996.

4.45	Revolving Credit Notes, incorporated by reference to Exhibit 10.22 to the Company’s Report on Form 8-K filed on December 26, 1996.

4.46	Tranche C Term Notes, incorporated by reference to Exhibit 10.23 to the Company’s Report on Form 8-K, filed on October 27, 1997.

Exhibit Number	Description	Filed Herewith
4.47	Amended and Restated Senior Secured Credit Agreement	X

10.5	Form of Agreement for Nonqualified Stock Options granted in 1986, incorporated by reference to the Annual Report on Form 10-K for the year ended December 31, 1986.

10.6	1992 Stock Option Plan and Form of Agreement, incorporated by reference to Exhibit 10.6 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1992.

10.7	Purchase Agreement between Ingersoll-Rand Company and Registrant, dated August 12, 1996 incorporated by reference to Exhibit 10.1 to the Company’s Report on Form 8-K filed on August 19, 1996.

10.8
First Amendment, dated as of November 22, 1996, to the Purchase Agreement between Ingersoll-Rand Company and Registrant, dated August 12, 1996 incorporated by reference to Exhibit 10.2 to the Company’s Report on Form 8-K filed on December 26, 1996.

10.9
Second Amendment, dated as of December 10, 1996, to the Purchase Agreement between Ingersoll-Rand Company and Registrant, dated August 12, 1996 incorporated by reference to Exhibit 10.3 to the Company’s Report on Form 8-K filed on December 26, 1996.

10.11	1997 Stock Option Plan incorporated by reference to Exhibit A to the Company’s Proxy Statement on 14A, filed March 3, 1997.

16.0	Letter re: change in certifying accountants dated May 8, 2001, incorporated by reference to Item 4 of the Company’s Report on Form 8-K filed on May 9, 2001.

16.1	Letter re: change in certifying accountants dated December 22, 1999, incorporated by reference to Exhibit 16.1 to the Company’s Report on Form 8-K filed on December 27, 1999.

21.0	Subsidiaries of the Registrant	X

23.1	Independent Auditors’ Consent	X

99.1	Certifications	X

Exhibit Number	Description	Filed Herewith

(1)	Portions of this exhibit have been omitted pursuant to a request for confidential treatment.

SIGNATURES

Pursuant to the requirements of Sections 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: December 20, 2002	GENCOR INDUSTRIES, INC. (Registrant)

	By:	/s/ E. J. ELLIOTT
E. J. Elliott President and Chairman of the Board

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated. The signatures of Directors constitute a majority of Directors.

/s/ E. J. ELLIOTT	/s/ SCOTT W. RUNKEL
E. J. Elliott	Scott W. Runkel
President and Chairman of the Board	Chief Financial Officer

/s/ JOHN E. ELLIOTT	/s/ CHARLES E. NEWMAN
John E. Elliott	Charles E. Newman
Director	Chairman of the Audit Committee

/s/ RANDOLPH FIELDS	/s/ JAMES STOLLENWERK
Randolph Fields	James Stollenwerk
Director	Director

CERTIFICATIONS

I, Mr. E. J. Elliott, certify that:

1.	I have reviewed this annual report on Form on 10-K of Gencor Industries, Inc.

2.
Based on my knowledge, this annual report does not contain any untrue statement on a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.
Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.
The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a)
designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c)	presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.
The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

a)
all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.
The registrant’s other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:	December 26th, 2002	/s/ E.J. ELLIOTT
E. J. Elliott Chairman and Chief Executive Officer

CERTIFICATIONS

I, Mr. Scott W. Runkel, certify that:

1.	I have reviewed this annual report on Form on 10-K of Gencor Industries, Inc.

2.
Based on my knowledge, this annual report does not contain any untrue statement on a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.
Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.
The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a)
designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c)	presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.
The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

a)
all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.
The registrant’s other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:	December 26th, 2002	/s/ SCOTT W. RUNKEL
Scott W. Runkel Chief Financial Officer

GENCOR INDUSTRIES, INC.

All other schedules are omitted because they are not applicable or the required information is shown in the consolidated financial statements or notes thereto.

REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

Board of Directors
Gencor Industries, Inc.
Orlando, Florida

We have audited the accompanying consolidated balance sheets of Gencor Industries, Inc. and subsidiaries as of September 30, 2002 and 2001, and the related consolidated statements of income, shareholders’ equity (deficit) and cash flows for the years ended September 30, 2002, 2001 and 2000. Our audits also included the financial statement schedule listed in the accompanying index. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We did not audit the financial statements of CPM/Europe Limited, California Pellet Mill Europe Limited, Silver Weibull Aktiebolag and General Combustion Limited, wholly owned subsidiaries, whose statements reflect total assets constituting 6% and 5% of consolidated assets as of September 30, 2002 and 2001, and total revenues constituting 5%, 4% and 4% of consolidated revenues for the years ended September 30, 2002, 2001 and 2000, respectively. Those statements were audited by other auditors whose reports have been furnished to us and, our opinion, insofar as it relates to the amounts included for CPM/Europe Limited, California Pellet Mill Europe Limited, Silver Weibull Aktiebolag and General Combustion Limited, is based solely on the reports of the other auditors.

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

In our opinion, based on our audits and the audit reports of the other auditors, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Gencor Industries, Inc. and subsidiaries as of September 30, 2002 and 2001, and the results of their operations and their cash flows for the years ended September 30, 2002, 2001 and 2000, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the financial statement schedule referred to above, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

Moore Stephens Lovelace, P.A.
Certified Public Accountants

Orlando, Florida
November 27, 2002

GENCOR INDUSTRIES, INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except per share data)

	September 30,
	2002	2001
ASSETS
Current assets:
Cash and cash equivalents	$12,305	$14,158
Accounts receivable, less allowance for doubtful accounts of $1,234 ($1,629 in 2001)	8,179	8,441
Other receivables	333	231
Inventories, net	19,012	23,105
Prepaid expenses	1,938	2,021

Total current assets	41,767	47,956
Property and equipment, net	15,693	16,774
Goodwill, net of accumulated amortization	364	379
Other assets	4,360	4,478

Total assets	$62,184	$69,587

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Notes payable	$196	$196
Current portion of long-term debt	6,068	1,299
Accounts payable	9,000	8,788
Customer deposits	498	405
Income and other taxes payable	3,534	3,470
Accrued expenses	9,947	15,513

Total current liabilities	29,243	29,671
Long-term debt	24,337	34,333
Other liabilities	3,309	3,309

Total liabilities	56,889	67,313

Commitments and contingencies
Shareholders’ equity:
Preferred stock, par value $.10 per share; authorized
300,000 shares; none issued	—	—
Common stock, par value $.10 per share; 15,000,000 shares authorized; 6,971,470 shares issued in 2002 and 2001	697	697
Class B stock, par value $.10 per share; 6,000,000 shares authorized: 1,890,398 shares issued in 2002 and 2001	189	189
Capital in excess of par value	11,343	11,343
Retained earnings (Accumulated deficit)	883	(1,187)
Accumulated other comprehensive loss	(6,018)	(6,969)
Subscription receivable from officer	(95)	(95)
Common stock in treasury, 179,400 shares at cost	(1,704)	(1,704)

Total shareholders’ equity	5,295	2,274

	$62,184	$69,587

See accompanying notes to consolidated financial statements.

GENCOR INDUSTRIES, INC.
CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per share data)
	For the Years Ended September 30,
	2002	2001	2000
Net revenue	$67,485	$71,134	$96,808

Costs and expenses:
Production costs	50,932	53,270	69,509
Product engineering and development	1,701	2,351	2,783
Selling, general and administrative	12,491	14,311	16,978
Restructuring costs	302	5,072	3,690

	65,426	75,004	92,960

Operating income (loss)	2,059	(3,870)	3,848

Other income (expense):
Interest income	159	306	355
Interest expense	(2,290)	(782)	(3,194)
Income from investees	1,526	215	—
Miscellaneous	336	(117)	111

	(269)	(378)	(2,728)

Income (loss) from continuing operations before income taxes, discontinued operations and extraordinary item	1,790	(4,248)	1,120
Income taxes	(39)	—	(148)

Income (loss) from continuing operations	1,829	(4,248)	1,268
Discontinued operations
Operating income (loss) (net of income tax expense of $0 in 2002, $1,816 in 2001 and $698 in 2000)	241	5,695	(476)
Gain on sale of businesses, net of income taxes of $1,222	—	3,835	—

Income before extraordinary item	2,070	5,282	792
Extraordinary item—debt extinguishment, net of income taxes of $1,161	—	3,641	—

Net income	$2,070	$8,923	$792

Basic earnings (loss) per common share:
Income (loss) from continuing operations	$0.21	$(0.49)	$0.14
Discontinued operations	0.03	0.66	(0.05)
Gain on sale of businesses	—	0.44	—
Extraordinary item—debt extinguishment	—	0.42	—

Net income	$0.24	$1.03	$0.09

Diluted earnings (loss) per common share:
Income (loss) from continuing operations	$0.20	$(0.49)	$0.14
Discontinued operations	0.03	0.66	(0.05)
Gain on sale of businesses	—	0.44	—
Extraordinary item—debt extinguishment	—	0.42	—

Net income	$0.23	$1.03	$0.09

See accompanying notes to consolidated financial statements.

GENCOR INDUSTRIES, INC.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (DEFICIT)
(In thousands)

For the Years Ended September 30, 2002, 2001 and 2000
	Common Stock		Class B Stock		Capital in Excess of Par Value	Retained Earnings (Accumulated Deficit)	Comprehensive Income (Loss)	Accumulated Other Comprehensive Income (Loss)	Subscription Receivable From Officer	Treasury Stock		Total Shareholders’ Equity (Deficit)
	Shares	Amount	Shares	Amount						Shares	Cost
September 30, 1999	6,972	$697	1,890	$189	$11,343	$(10,902)		$(3,803)	$(95)	179	$(1,704)	$(4,275)
Net income	—	—	—	—	—	792	$792	—	—	—	—	792
Translation adjustment	—	—	—	—	—	—	(3,940)	(3,940)	—	—	—	(3,940)

Comprehensive loss							$(3,148)

September 30, 2000	6,972	697	1,890	189	11,343	(10,110)		(7,743)	(95)	179	(1,704)	(7,423)
Net income	—	—	—	—	—	8,923	$8,923	—	—	—	—	8,923
Translation adjustment	—	—	—	—	—	—	774	774	—	—	—	774

Comprehensive income							$9,697

September 30, 2001	6,972	697	1,890	189	11,343	(1,187)		(6,969)	(95)	179	(1,704)	2,274
Net income	—	—	—	—	—	2,070	$2,070	—	—	—	—	2,070
Translation adjustment	—	—	—	—	—	—	951	951	—	—	—	951

Comprehensive income							$3,021

September 30, 2002	6,972	$697	1,890	$189	$11,343	$883		$(6,018)	$(95)	179	$(1,704)	$5,295

See accompanying notes to consolidated financial statements.

GENCOR INDUSTRIES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
In Thousands

	For the Years Ended September 30,
	2002	2001	2000
Cash flows from operations:
Net income	$2,070	$8,923	$792
Adjustments to reconcile net income to cash provided by operations:
Depreciation and amortization	1,378	4,021	5,240
Gain on sale of assets	(421)	(13)	(247)
Income from investees	(1,526)	(215)	—
Post-retirement benefits	—	—	320
Provision for allowance for doubtful accounts	214	1,124	262
Gain on sale of businesses	—	(5,057)	—
Loss on restructuring of assets	—	1,758	—
Extraordinary item-debt extinguishment	—	(4,802)	—
Other non-cash items	(430)	—	—
Change in assets and liabilities-net of businesses sold:
Income tax receivable	—	—	9,664
Accounts receivable	(235)	3,291	5,894
Other receivables	(102)	1,430	1,152
Inventories	3,262	457	(1,614)
Prepaid expenses	51	(722)	(453)
Other assets	(157)	(1,679)	635
Accounts payable	(1,431)	2,815	(4,378)
Customer deposits	159	(1,330)	(3,710)
Income and other taxes payable	82	2,746	(996)
Accrued expenses	(2,130)	(868)	6,556
Other liabilities	—	(438)	(3,785)

Total adjustments	(1,286)	2,518	14,540

Cash provided by operations	784	11,441	15,332

Cash flows from (used for) investing activities:
Net proceeds from sale of business unit	—	48,778	—
Distributions from unconsolidated investees	1,526	215	—
Capital expenditures	(304)	(88)	(1,624)
Proceeds from sale of property and equipment	673	4,090	442

Cash from (used for) investing activities	1,895	52,995	(1,182)

Cash flows used for financing activities:
Net reduction in notes payable	—	(615)	(2,928)
Repayment of debt	(4,797)	(67,616)	(7,802)
Borrowings	—	—	5,500

Cash used for financing activities	(4,797)	(68,231)	(5,230)

Effect of exchange rate changes on cash	265	(18)	(530)

Net increase (decrease) in cash	(1,853)	(3,813)	8,390
Cash and cash equivalents at:
Beginning of year	14,158	17,971	9,581

End of year	$12,305	$14,158	$17,971

See accompanying notes to consolidated financial statements.

GENCOR INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
All amounts in thousands, except per share amounts

NOTE 1—NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Gencor Industries, Inc. and its subsidiaries (collectively the “Company”) is a diversified heavy machinery manufacturer for the production of highway construction materials, synthetic fuels and environmental control machinery and equipment.

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

Net Income (Loss) Per Share

The financial statements include “basic” and “diluted” per share information. Basic and diluted per share information is calculated by dividing income (loss) from continuing operations, income (loss) from discontinued operations, extraordinary items and net income (loss) by the weighted average number of shares outstanding. Diluted per share information is the same as basic in 2001 because the impact of potential common stock equivalents on the loss from continuing operations per share is anti-dilutive. For 2002, the effect of dilutive stock options is 390,000 shares.

The following presents the calculation of the basic and diluted income (loss) per share from continuing operations for the years ended September 30, 2002, 2001 and 2000:

	2002			2001			2000
	Income	Shares	Per Share Amount	Loss	Shares	Per Share Amount	Income	Shares	Per Share Amount
Basic EPS	$1,829	8,682,468	$0.21	$(4,248)	8,682,468	$(0.49)	$1,268	8,682,468	$0.14

Diluted EPS	$1,829	9,072,468	$0.20	$(4,248)	8,682,468	$(0.49)	$1,268	8,682,468	$0.14

Approximately 1.6 million options to purchase common stock have not been included as common stock equivalents in the fiscal 2001 and 2000 per share calculations since the effect would not be dilutive or would be anti-dilutive.

Cash Equivalents

Cash equivalents, which consist of short-term certificates of deposit and deposits in money market accounts with original maturities of three months or less, are carried at cost, which approximates their market value.

NOTE 1—NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Fair Value of Financial Instruments

The carrying amounts of cash and cash equivalents, accounts receivable, accounts payable, and notes payable to banks approximate fair value because of the short-term nature of these items. The carrying amount of substantially all of the Company’s long-term debt approximates fair value due to the variable nature of the interest rates on the debt.

Foreign Currency Translation

Assets and liabilities of the Company’s foreign subsidiaries are translated into U.S. dollars at the applicable rate of exchange in effect at the end of the fiscal year. Revenue and expense accounts are translated at the average rate of exchange during the period and equity accounts are translated at the rate in effect when the transactions giving rise to the balances took place. Gains and losses resulting from translation are included in “Accumulated Other Comprehensive Income (Loss).” Gains and losses resulting from foreign currency transactions are included in income.

Risk Management

Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash and cash equivalents and accounts receivable. The Company maintains its cash accounts in various domestic and foreign financial institutions. Domestic funds are swept daily into interest-bearing overnight repurchase agreements invested in U.S. government securities. The Company’s customers are not concentrated in any specific geographic region, but are concentrated in the road and highway construction industry. The Company extends limited credit to its customers based upon their creditworthiness and generally requires a significant up-front deposit before beginning construction and full payment subject to hold-back provisions, prior to shipment on asphalt plant orders. The Company establishes an allowance for doubtful accounts based upon the credit risk of specific customers, historical trends and other pertinent information.

Inventories

Inventories are stated at the lower of cost or market. The Company uses the last-in, first-out (LIFO) method of determining cost for substantially all inventories in the United States. All other inventories are accounted for using the first-in, first-out (FIFO) method.

Used equipment, acquired by the Company by trade in from customers acquiring new equipment, is valued at estimated net realizable value at the time of trade in.

Property and Equipment

Property and equipment are stated at cost. Depreciation of property and equipment, including depreciation on assets acquired under capital leases, is computed using straight-line and accelerated methods over the estimated useful lives of the related assets.

Assets held for resale, which are comprised of property, machinery and equipment primarily within the discontinued operations segment approximated $3,659, $3,699 and $2,980 as of September 30, 2002, 2001 and 2000, respectively. The assets are stated at lower of depreciated cost or fair value less cost to sell and are no longer depreciated.

NOTE 1—NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Depreciation of property and equipment, including depreciation on assets acquired under capital leases, is computed using straight-line and accelerated methods over the estimated useful lives of the related assets as follows:

Years
Land improvements	5
Buildings and improvements	6-40
Equipment	2-10

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

Investment in Unconsolidated Investees

As of September 30, 2002, 2001 and 2000, the Company owns a 45% interest in Carbontronics LLC and a 25% interest in Carbontronics Fuels LLC and Carbontronics II LLC. These interests were obtained as part of contracts to build four synthetic fuel production plants during 1998. The Company has no basis in these equity investments or requirement to provide future funding. Any income arising from these investments is dependent upon tax credits (adjusted for operating losses at the fuel plants) being generated as a result of synthetic fuel production, which will be recorded as received. The Company received distributions of $1,526 and $215, during 2002 and 2001 respectively. No significant income was derived from these investments during 2000.

Revenues

Revenues from contracts for the design and manufacture of certain custom equipment are recognized under the percentage-of-completion method. Revenues from all other sales are recorded as the products are shipped or service is performed.

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

NOTE 1—NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Shipping and Handling Costs

Shipping and handling costs are included in production costs in the statements of income.

Restructuring costs

Restructuring costs include legal, professional fees and redundancy costs relating to the reorganization of the Company and its wholly-owned subsidiary ACP.

Income Taxes

The Company recognizes deferred tax liabilities and assets for the expected future tax consequences of events that have been included in the financial statements or tax returns using current tax rates. The Company and its domestic subsidiaries file a consolidated federal income tax return. The foreign subsidiaries provide income taxes based on the tax regulations of the countries in which they operate. Undistributed earnings of the Company’s foreign subsidiaries are intended to be indefinitely reinvested. No deferred taxes have been provided on these earnings.

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

The Company measures compensation expense for employee and director stock options as the aggregate difference between the market price of the common stock and exercise prices of the options on the date that both the number of shares the grantee is entitled to receive and the purchase price are known.

Comprehensive Income (Loss)

Other Comprehensive Income (Loss) consists of net income (loss) and includes all other changes in shareholders’ equity (deficit) except those resulting from investments by owners and distributions to them. For all years presented, the Company’s comprehensive income (loss), which encompasses net income (loss) and foreign currency translation adjustments, is separately displayed in the consolidated statement of shareholders’ equity (deficit).

Reporting Segments

Information concerning principal geographic areas for the continuing operations is as follows:

	2002		2001		2000
	Revenues	Long-Term Assets	Revenues	Long-Term Assets	Revenues	Long-Term Assets
United States	$41,207	$8,795	$53,124	$9,610	$70,391	$11,126
United Kingdom	26,278	4,790	18,010	4,646	26,417	5,405

Total	$67,485	$13,585	$71,134	$14,256	$96,808	$16,531

NOTE 1—NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Revenues are attributed to geographic areas based on the location of the assets producing the revenues. Sales to any particular customer were not significant during 2002, 2001 and 2000.

New Accounting Pronouncements

Statement of Financial Accounting Standards (SFAS) No. 141 , “Business Combinations” requires the Company to utilize the purchase method of accounting for all business combinations initiated after June 30, 2001; establishes criteria for the recognition of intangible assets separately from goodwill; and requires unallocated negative goodwill to be expensed immediately as an extraordinary item.

SFAS No.142, “Goodwill and Other Intangible Assets”, must be adopted by the Company in the first quarter of its fiscal year 2003, and will be applied to all goodwill and other intangible assets recognized on the balance sheet, regardless of when those assets were initially recognized. Goodwill will no longer be amortized, but must be tested for impairment as of the beginning of the fiscal year of adoption and annually thereafter. Management does not believe that the implementation of SFAS 142 will result in an impairment charge.

In August 2001, the FASB issued SFAS No. 143, “Accounting for Asset Retirement Obligations”, effective for the Company in fiscal 2003. This standard requires entities to record the fair value of a liability for an asset retirement obligation when it is incurred by increasing the carrying amount of the related long-lived asset. The liability is accreted to its present value each period, and the capitalized cost is depreciated over the useful lives of the assets.

In October 2001, the FASB issued SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”, that refines criteria for assets classified as held for sale, further refines rules regarding impairment of long-lived assets and changes the reporting of discontinued operations. SFAS No. 144 is effective for the Company’s fiscal 2003.

SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities”, was issued in June 2002. It is effective for all such activities initiated after December 31, 2002. SFAS No. 146 requires that a liability for a cost associated with an exit or disposal activity be recognized at fair value only when incurred.

Management believes that the adoption of SFAS Nos. 141, 142, 143, 144 and 146 will have no significant impact on the results of operations or financial position of the Company.

NOTE 2—REORGANIZATION

As of September 1999, the Company was in default of the terms and conditions of its Senior Secured Credit Facility and Industrial Revenue Bond Indenture. In November 1999, the Senior Secured Lenders accelerated their demand for payment in full. During April 2000, certain of the Company’s lenders filed an Involuntary Petition under Chapter 11 of the U.S. Bankruptcy Code. On September 13, 2000 (the “Petition Date”), the Company and certain of its subsidiaries (“the Debtors”) filed voluntary petitions commencing cases under Chapter 11 of the U. S. Bankruptcy Code. The Company and certain of its subsidiaries began operating its businesses as debtors-in-possession under Chapter 11 of the U. S. Bankruptcy Code.

On April 13, 2001, the Debtors filed the Amended Plan of Reorganization of Gencor Industries, Inc. (the “Amended Plan”), dated April 9, 2001 with the Bankruptcy Court providing essentially for 100% payment of all secured and unsecured creditors and no dilution or diminution to the equity holders. The Amended Plan was confirmed on July 11, 2001.

The Amended Plan became effective on December 31, 2001 (the “Effective Date”) and the Company emerged from Chapter 11 in accordance with its earlier confirmed plan of reorganization. Pursuant to the Amended Plan, as of the Effective Date, the approved sale of Consolidated Process Machinery’s (CPM) domestic and foreign pellet operations was to be consummated. The sale was in fact consummated on May 29, 2001 for $52 million. The net proceeds from the sale were used to reduce the outstanding balance of the Senior Secured Lenders. Under the Amended Plan, all of the Company’s debts will be satisfied in full. The Amended and Restated Senior Secured Credit Agreement specifies that the remaining claims of the Senior Secured Lenders of approximately $33 million be paid over a four-year period with the remaining debt balance due in 2005.

NOTE 3—DISCONTINUED OPERATIONS

As part of its planned reorganization, in September 2000, the Company announced its intent to dispose of its food segment. Accordingly, the Company reported the results of the operations of the food processing equipment manufacturing business as discontinued operations.

Certain information with respect to discontinued operations is summarized as follows:

	2002	2001	2000
Net revenue	$813	$42,938	$81,044
Costs and expenses	572	35,427	80,822

Income from discontinued operations before income taxes	241	7,511	222
Income taxes	—	1,816	698

Income (loss) from discontinued operations, net of income taxes	$241	$5,695	$(476)

NOTE 3—DISCONTINUED OPERATIONS (Continued)

Assets and liabilities of the discontinued operations included in the Balance Sheets at September 30, were:

	2002	2001	2000
Current assets	$1,700	$3,421	$43,947
Property, plant and equipment, net	3,659	3,699	19,001
Other assets	3,173	3,428	18,390
Current liabilities	(5,979)	(10,067)	(34,581)
Long-term liabilities	(3,309)	(4,726)	(8,435)

Net assets (liabilities) of discontinued operations	$(756)	$(4,245)	$38,322

On May 29, 2001, the Company sold the stock of CPM’s foreign pellet subsidiaries and the assets and certain liabilities of the domestic pellet subsidiaries for approximately $52 million in cash. The net sale proceeds were used to pay-down the outstanding loan balance of the senior secured lenders. The Company’s domestic and foreign food processing machinery operations located in Colorado, Sweden and Brazil were not included in the aforementioned sale. The Company intends to dispose of these operations. In September 2001, the Swedish operation was placed into receivership and the business was sold in November 2001. The Company anticipates that it will realize a net gain on the disposal of its discontinued operations.

NOTE 4—INVENTORIES, NET

Inventories, net at September 30 consist of the following:

	2002	2001
Raw materials	$9,235	$11,294
Work in process	3,267	2,509
Finished goods	4,261	7,379
Used equipment	2,249	1,923

	$19,012	$23,105

At September 30, 2002, accumulated costs of approximately $2,522 on major contracts, net of progress payments of approximately $2,059, and estimated earnings of approximately $1,289 amount to approximately $1,752 and are included in work-in-process inventory. At September 30, 2001, accumulated costs of approximately $4,211 on major contracts, net of progress payments of approximately $4,792 and estimated earnings of approximately $2,538, amount to approximately $1,957 and are included in work-in-process inventory.

At September 30, 2002 and 2001, cost is determined by the last-in, first-out (LIFO) method for 90% and 80%, respectively, of total inventories, exclusive of progress payments, and the first-in, first-out (FIFO) method for all other inventories. The estimated current cost of inventories exceeded their LIFO basis by approximately $1,028 and $1,063, respectively.

NOTE 5—PROPERTY AND EQUIPMENT

Property and equipment at September 30 consist of the following:

	2002	2001
Land and improvements	$3,145	$3,145
Building and improvements	17,372	17,589
Equipment	13,156	13,196

	33,673	33,930
Less: Accumulated depreciation and amortization	(17,980)	(17,156)

	$15,693	$16,774

Property and equipment includes approximately $15,500 of fully depreciated assets, which remain in service during fiscal 2002 and 2001.

Substantially all of the Company’s property and equipment is pledged as collateral for the Company’s debt.

Depreciation and amortization expense for the years ended September 30, 2002, 2001 and 2000 was approximately $1,088, $2,715 and $3,639, respectively. There was no interest capitalized during these years.

NOTE 6—OTHER ASSETS

Other assets at September 30 consist of the following:

	2002	2001
Deposits	$3,229	$3,230
Deferred acquisition costs, net	463	491
Deferred loan costs, net	111	175
Other	557	582

	$4,360	$4,478

NOTE 7—GOODWILL

Goodwill at September 30 is as follows:

	2002	2001
Goodwill	$385	$385
Accumulated amortization	(21)	(6)

Net	$364	$379

During 2001, the carrying value of the goodwill relating to CPM’s domestic and foreign operations was charged to expense upon its sale.

NOTE 8—ACCRUED EXPENSES

Accrued expenses consist of the following at September 30:

	2002	2001
Payroll and related accruals	$1,950	$4,012
Warranty and related accruals	842	1,178
Professional fees	427	1,737
Interest	209	200
Sales and property taxes	117	414
Other	6,402	7,972

Total	$9,947	$15,513

NOTE 9—INCOME TAXES

The provision for income taxes for continuing operations consists of:

	2002	2001	2000
Current:
Federal	$—	$—	$—
State	—	—	—
Foreign	(39)	—	(148)

Total current expense (benefit)	(39)	—	(148)
Deferred:
Federal	—	—	—
State	—	—	—
Foreign	—	—	—

Total deferred tax expense (benefit)	—	—	—

Provision for (benefit from) income taxes	$(39)	$—	$(148)

NOTE 9— INCOME TAXES (Continued)

The difference between the U.S. federal income tax rate and the Company’s effective income tax rate for the continuing operations is as follows:

	2002	2001	2000
Federal income tax rate	35.0%	35.0%	35.0%
Difference arising from transactions with, and profit and loss of, foreign subsidiaries not deductible or includable for U.S. federal income tax purposes	(35.0)	—	(48.2)
Losses for which no tax benefit has been recognized	—	(35.0)	—

	—%	—%	(13.2)%

Deferred taxes are recorded as follows:
Deferred tax assets (liabilities):
Depreciation and amortization	$(400)	$(7)	$(2,792)
Allowance for doubtful accounts	—	(1,157)	—
Inventory cost adjustments	(140)	—	—
Investment in unconsolidated investees	(371)	—	—
Other	—	—	(151)

Gross deferred tax liabilities	(911)	(1,164)	(2,943)

Allowance for doubtful accounts	419	—	1,154
Accrued expenses and other	260	1,800	2,893
Inventory cost adjustments	—	879	1,734
Foreign net operating losses (NOLs)	—	5,500	5,592
Domestic tax credits and NOLs	1,748	727	2,326

Gross deferred tax assets	2,427	8,906	13,699

	1,516	7,742	10,756
Less: Valuation allowance	(1,516)	(7,742)	(10,756)

Net deferred tax asset	$—	$—	$—

A valuation allowance has been recorded for all net deferred tax assets. Management determined based on evaluation of current factors, that it was more likely than not that such amounts will not be realized.

At September 30, 2002, an alternative minimum tax credit of $725, which has no expiration date, is available to offset future domestic federal income taxes.

Accumulated deficits of non-U.S. subsidiaries included in consolidated retained earnings (deficit) amounted to ($23,905), ($24,816) and ($28,326) as of September 30, 2002, 2001 and 2000, respectively. The Company follows the policy of indefinitely reinvesting foreign earnings, if any, to expand its international operations. Accordingly, the Company will not provide U.S. income taxes on any future earnings. In the event any earnings of non-U.S. subsidiaries are repatriated, the Company will provide U.S. income taxes upon repatriation of such earnings which will be offset by applicable foreign tax credits, subject to certain limitations.

Total income taxes paid were $100 in 2000. There were no income taxes paid in 2002 and 2001.

NOTE 10—RETIREMENT BENEFITS

Retirement Benefits Other than Pensions

The Company sponsored a post-retirement plan (the “Plan”) that covered certain domestic employees of CPM. The Plan provided for healthcare benefits and, in some instances, life insurance benefits and was contributory with amounts adjusted annually. The plan no longer exists after the sale of the domestic and foreign operations of CPM on May 29, 2001. No liability was recorded for these post-retirement benefits at September 30 2002 or 2001.

The components of net periodic post-retirement benefits cost including service costs and interest costs were $0, $0, and $320 for the years ended September 30, 2002, 2001 and 2000, respectively.

401(k) Plan

The Company has a voluntary 401(k) employee benefit plan which covers all eligible domestic employees. The Company makes discretionary matching contributions subject to a maximum level, in accordance with the terms of the plan. The Company charged approximately $101, $277, and $445 to operating expense under the provisions of the plan during the fiscal years 2002, 2001 and 2000, respectively.

Pension Plan

The Company provided pension benefits covering certain domestic employees of its former food processing segment (CPM). Benefits under the plan were based upon an employee’s compensation and years of service. It was the Company’s policy to make contributions to the plan sufficient to meet the minimum funding requirements of applicable laws and regulations plus such additional amounts, if any, as the Company’s actuarial consultants advise to be appropriate.

The pension plan was amended to freeze all future benefit accruals and participation as of August 20, 2000 and subsequently terminated during 2001, effective February 28, 2002. As of September 30, 2002, the Company’s liability related to the pension plan was $465.

Net periodic pension cost for 2000 was $309. There was no net periodic pension cost in 2002 and 2001.

NOTE 11—LONG-TERM DEBT

Long-term debt at September 30, 2002 and 2001 consisted of the following:

	2002	2001
Senior secured credit agreement	$29,438	$33,897
Industrial revenue bonds	967	1,735

	30,405	35,632
Less current maturities	(6,068)	(1,299)

	$24,337	$34,333

NOTE 11—LONG-TERM DEBT (Continued)

On December 31, 2001, the Senior Secured Lenders and the Company entered into an Amended and Restated Secured Credit Agreement, which specifies monthly principal payments of $320 beginning December 2001 and continuing through July 2002, then increasing to $400 in August 2002 and continuing to August 2005, with the remaining balance due September 6, 2005. Management intends to refinance any remaining balance. The interest rate during the term of the loan is based upon the prime rate plus 2%. The Company may defer the first 13 monthly principal payments and, if so, incur an additional 5% interest premium on the total deferred principal payments until such time as the deferred principal payments are paid. During 2002, the Company paid approximately $4,000 in principal and in November 2002, the Company paid an additional $1,487 in principal. As of November 25, 2002, there were no deferred principal payments. The Amended and Restated Secured Credit Agreement includes certain financial and restrictive covenants.

Under the terms of the industrial revenue bond indenture, the Company is required to maintain compliance with certain financial and other covenants. During 2000, the Company discontinued making scheduled principal and interest payments. Beginning in fiscal year 2002, the Company was required to make principal and interest payments to bring the loan current as of January 2, 2002, after which monthly principal and interest payments of $38 began in February 2002 and continue through March 2005.

During fiscal 2001, the Company was released from certain obligations totaling $1,494, previously included in the stipulated debt amount. For financial statement purposes, this was included in the extraordinary item—debt extinguishment.

Substantially all of the Company’s assets are pledged as security under the various credit agreements.

The Company paid interest of $2,281, $661 and $766 on borrowings during the fiscal years ended 2002, 2001 and 2000, respectively. The weighted-average interest rate on these borrowings was 6.9%, 8.4% and 9.6%, respectively.

Minimum aggregate maturities of long-term debt under the Amended and Restated Secured Credit Agreement and industrial revenue bonds for each of the five years in the period ending September 30, 2007 and thereafter are as follows:

2003	$6,068
2004	5,248
2005	19,089

$30,405

NOTE 12—COMMITMENTS AND CONTINGENCIES

Leases

The Company leases certain equipment under noncancelable operating leases. Future minimum rental commitments under these leases at September 30, 2002 consist of $53 due over the next three years.

Total rental expense for the fiscal years ended 2002, 2001 and 2000 was $349, $870 and $779, respectively.

Litigation

The Company has various pending litigation and other claims. Those claims which are made in the ordinary course of business may be covered in whole or in part by insurance, and if found against the Company, management does not believe these matters will have a material effect on the Company’s financial position, results of operations or cash flows.

NOTE 13—SHAREHOLDERS’ EQUITY

Under the Company’s amended Certificate of Incorporation, certain rights of the holders of the Company’s Common Stock are modified by shares of Class B Stock for as long as such shall remain outstanding. During that period holders of Common Stock will have the right to elect approximately 25% of the Company’s Board of Directors, and conversely, Class B Stock will be entitled to elect approximately 75%. During the period when Common Stock and Class B Stock are outstanding, certain matters submitted to a vote of shareholders will also require approval of the holders of Common Stock and Class B Stock, each voting separately as a class. Common stock and Class B shareholders have equal rights with respect to dividends, preferences, and rights, including rights in liquidation. Pursuant to its credit agreements, the Company will not be paying dividends in the foreseeable future.

NOTE 14—STOCK OPTIONS

The Company maintains stock option plans, which provide for the issuance of nonqualified or incentive stock options to certain directors, officers and key employees.

The 1992 Stock Option Plan (the “1992 Plan”) authorizes the granting of options to purchase up to 400,000 shares of the Company’s Common Stock, 400,000 shares of the Company’s Class B Stock and fifteen percent (15%) of the authorized Common Stock of any Company subsidiary. Shares are no longer available for grant under the 1992 Plan since all options authorized under the Plan have been granted.

The 1997 Stock Option Plan (the “1997 Plan”) provides for the issuance of incentive stock options and nonqualified stock options to purchase up to 1,200,000 shares of the Company’s Common Stock, 1,200,000 shares of the Company’s Class B Stock and up to fifteen percent (15%) of the authorized Common Stock of any subsidiary.

Under the terms of the Plans, option holders may tender previously owned shares with a market value equal to the exercise price of the options at exercise date, subject to Compensation Committee approval. Additionally, option holders may, upon Compensation Committee approval, surrender shares of stock to satisfy federal withholding tax requirements.

NOTE 14—STOCK OPTIONS (Continued)

Options become exercisable in a manner and on such dates and times as determined by a committee of the Board of Directors. Options expire not more than ten years from the date of grant. The option holders have no shareholder rights until the date of issuance of a stock certificate for such shares. Exercise of the options granted during 2002 and 2001 are limited to 20% per year over the next 5 years. As of September 30, 2002, the Company has approximately 1.6 million stock options outstanding and 1.086 million options available for future grants under the plans.

During 2001, the expiration dates on stock options previously issued to certain officers were extended until July 24, 2006. During 2001, 330,000 incentive stock options were granted to non-executive officers, managers and key employees pursuant to the approved amended Plan of Reorganization.

The following table summarizes option activity under the plans:

	Number of Shares	Weighted Option Price Per Share
Outstanding at September 30, 1999	1,460,000	$2.81
Options granted (at an exercise price of $.87 in 2000)	100,000	0.87
Cancelled	(110,000)	6.04

Outstanding at September 30, 2000	1,450,000	1.99
Options granted (at an exercise price of $1.65 in 2001)	330,000	1.65
Expired	(104,000)	1.94

Outstanding at September 30, 2001	1,676,000	1.92
Options granted (at an exercise price of $3.66 in 2002)	10,000	3.66
Cancelled	(70,000)	1.65

Outstanding at September 30, 2002	1,616,000	$1.95

The following table summarizes information about stock options outstanding at September 30, 2002:

Range of Exercise Price	Number of Options Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price
$ 0.00—$ 1.00	100,000	2.92	$0.87
$ 1.01—$ 2.00	1,096,000	3.75	$1.87
$ 2.01—$ 3.00	410,000	2.21	$2.38
$ 3.01—$ 4.00	10,000	4.08	$3.66

	1,616,000	3.31	$1.95

The pro forma impact on fiscal 2002, 2001and 2000 net income (loss) and per share amounts for the options granted during fiscal 2002, 2001 and 2000 is not material. The fair value of options at date of grant was estimated using the Black-Scholes option-pricing model with the following assumptions:

Expected dividend yield	0%
Expected stock price volatility	55%
Risk-free interest rate	6.65%
Expected life of options	3 years

NOTE 15—RELATED PARTY TRANSACTIONS

Marcar Leasing Corporation (“Marcar”) was engaged in leasing machinery and vehicles to the public and the Company. Marcar is owned by family members of the Company’s Chairman. The terms of the leases are established based on the rates charged by independent leasing organizations and are believed by the Board of Directors to be more favorable than those generally available from independent third parties. Leases between the Company and Marcar generally provide for equal monthly payments over either thirty-six months or forty-eight months. During fiscal 2002, 2001 and 2000, the Company made lease payments to Marcar totaling $204, $266 and $270, respectively.

NOTE 16—REORGANIZATION OF GENCOR ACP, LTD. (ACP)

In June 2001, the Company’s wholly-owned U.K. subsidiary, ACP was reorganized under the direction of a receiver. The assets and business were sold to Gencor Industries Limited, another wholly-owned subsidiary of the Company. The name of this subsidiary was changed to Gencor International Limited (“Gencor International”). The reorganization resulted in a loss on the restructuring of assets of $1,758 and an extraordinary gain on debt extinguishment of $3,307.

SCHEDULE II
GENCOR INDUSTRIES, INC.
Valuation and Qualifying Accounts

Description	Balance at Beginning of Year	Charges/Credits to Cost and Expenses	Additions/(Deductions)		Balance at End of Year
Valuation accounts deducted from assets to which they apply:

For doubtful accounts receivable:
September 30, 2002	$1,629	$214	$(609)		$1,234
September 30, 2001	$3,146	$1,124	$(2,641	)(1)	$1,629
September 30, 2000	$2,870	$262	$14		$3,146

For inventory obsolescence:
September 30, 2002	$2,638	$504	$(41)		$3,101
September 30, 2001	$3,907	$416	$(1,685	)(1)	$2,638
September 30, 2000	$4,639	$(732)	$—		$3,907

(1)	Significant reductions due to the sale of the domestic and foreign operations of CPM during May 2001.