Form 10-Q
period 2002-12-31
GENCOR INDUSTRIES INC
filed 2003-02-14
CIK 64472

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

[X]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE PERIOD ENDED December 31, 2002

OR

[_]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD From                          to

Commission file number 0-3821

GENCOR INDUSTRIES, INC.

(Exact name of registrant as specified in its charter)

Delaware	59-0933147
(State or other jurisdiction of	(I.R.S. Employer
incorporated or organization)	Identification No.)

5201 North Orange Blossom Trail, Orlando, Florida 32810

            (Address of principal executive offices)             (Zip Code)

(407) 290-6000

(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes     X     No

Indicate number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date.

Class	Outstanding at January 31, 2003
Common stock, $.10 par value	6,884,070 shares
Class B stock, $.10 par value	1,798,398 shares

GENCOR INDUSTRIES, INC.

Part I.    Financial Information

Item 1.    Financial Statements

GENCOR INDUSTRIES, INC.

Condensed Consolidated Balance Sheets

In thousands, except share amounts

	December 31 2002	September 30 2002
ASSETS	(Unaudited)
Current assets:
Cash and cash equivalents	$14,957	$12,305
Accounts receivable, less allowance for doubtful accounts of $1,337 ($1,234 at September 30, 2002)	9,062	8,512
Inventories	19,098	19,012
Prepaid expenses	1,690	1,938

Total current assets	44,807	41,767

Property and equipment, net	15,486	15,693
Goodwill	364	364
Other assets	4,264	4,360

Total assets	$64,921	$62,184

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Notes payable	$196	$196
Current portion of long-term debt	5,226	6,068
Accounts payable	9,293	9,000
Customer deposits	1,946	498
Income and other taxes payable	5,103	3,534
Accrued expenses	10,362	9,947

Total current liabilities	32,126	29,243

Long-term debt	22,535	24,337
Other liabilities	3,309	3,309

Total liabilities	57,970	56,889

Shareholders’ equity:
Preferred stock, par value $.10 per share; authorized 300,000 shares; none issued	—	—
Common stock, par value $.10 per share; 15,000,000 shares authorized; 6,971,470 shares issued	697	697
Class B stock, par value $.10 per share; 6,000,000 shares authorized: 1,890,398 shares issued	189	189
Capital in excess of par value	11,343	11,343
Retained Earnings	2,454	883
Accumulated other comprehensive loss	(5,933)	(6,018)
Subscription receivable from officer	(95)	(95)
Common stock in treasury, 179,400 shares at cost	(1,704)	(1,704)

	6,951	5,295

Total liabilities and shareholders’ equity	$64,921	$62,184

See notes to condensed consolidated financial statements.

GENCOR INDUSTRIES, INC.

Unaudited Condensed Consolidated Income Statements

In thousands, except per share amounts

	Three Months Ended December 31
	2002	2001
Net sales	$13,274	$10,872
Costs and expenses:
Costs of products sold	10,424	8,860
Product engineering and development	410	421
Selling, general and administrative	3,111	3,033
Restructuring costs	—	302

	13,945	12,616

Operating loss	(671)	(1,744)

Other income (expense):
Interest income	28	41
Interest expense	(492)	(630)
Income from investees	4,239	465
Miscellaneous	(55)	(17)

	3,720	(141)

Income (loss) from continuing operations before income taxes	3,049	(1,885)
Income tax expense (benefit)	1,478	(599)

Income (loss) from continuing operations	1,571	(1,286)

Discontinued operations
Income from discontinued operations, net of income taxes	—	161

Net income (loss)	$1,571	$(1,125)

Basic and diluted net income (loss) per common share:
Income (loss) from continuing operations	$0.18	$(0.15)
Discontinued operations	$—	$0.02

Net income (loss)	$0.18	$(0.13)

See notes to condensed consolidated financial statements.

GENCOR INDUSTRIES, INC.

Unaudited Condensed Consolidated Statements of Cash Flows

In thousands

	Three Months Ended December 31
	2002	2001
Cash flows from operations:
Net income (loss)	$1,571	$(1,125)
Adjustments to reconcile net income (loss) to cash provided by (used for) operations:
Depreciation and amortization	237	450
Write-off deferred loan costs	—	43
Bad debt expense	108	118
Change in assets and liabilities net of disposed business
Accounts receivable	(655)	242
Inventories	(89)	(2,440)
Prepaid expenses	257	887
Other assets	74	(111)
Accounts payable	257	(2,213)
Customer deposits	1,458	2,728
Income and other taxes payable	1,569	(465)
Accrued expenses	416	301

Total adjustments	3,632	(460)

Cash provided (used) by operations	5,203	(1,585)

Cash flows from investing activities:
Capital expenditures	(7)	(38)

Cash used for investing activities	(7)	(38)

Cash flows from financing activities:
Repayment of debt	(2,644)	(640)

Cash used for financing activities	(2,644)	(640)

Effect of exchange rate changes on cash and cash equivalents	100	(42)

Increase (decrease) in cash and cash equivalents	2,652	(2,305)
Cash and cash equivalents at beginning of quarter	12,305	14,158

Cash and cash equivalents at end of quarter	$14,957	$11,853

See notes to condensed consolidated financial statements.

GENCOR INDUSTRIES, INC.

Notes to Condensed Consolidated Financial Statements

All amounts in thousands, except per share amounts

Note 1 – Basis of Presentation

The accompanying condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all material adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three months ended December 31, 2002 are not necessarily indicative of the results that may be expected for the year ended September 30, 2003.

The balance sheet at September 30, 2002 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

For further information, refer to the consolidated financial statements and footnotes thereto included in the Gencor Industries, Inc. Annual Report on Form 10-K for the year ended September 30, 2002.

Note 2 – Reorganization and Restructuring Costs

On December 31, 2001 the Amended Plan of Reorganization of Gencor Industries, Inc. became effective and the Company emerged from Chapter 11 in accordance with its earlier confirmed plan of reorganization.

As part of its planned reorganization, the Company announced its intent to dispose of its food segment. Accordingly, the Company reported the results of the remaining food processing equipment manufacturing business as discontinued operations. Most of the food processing equipment manufacturing operations were sold in May 2001. During September 2001, the Company’s Swedish food processing operation was placed into receivership and subsequently disposed of during the first quarter of fiscal 2002. The Company provided a loss contingency for the net assets of the Swedish operations during fiscal 2001. During the first quarter of fiscal 2002, the Company wrote off the remaining net assets of the Swedish operations against the loss reserve. The Company does not anticipate the realization of any significant proceeds or significant economic benefit from this transaction in the immediate future.

Restructuring costs consist of nonrecurring legal and professional fees relating to the bankruptcy filing and amending the Company’s credit agreements.

Note 3 – Inventories

The components of inventory consist of the following:

	December 31 2002	September 30 2002
Raw materials	$8,933	$9,235
Work in process	4,120	3,267
Finished goods	4,935	4,261
Used equipment	1,110	2,249

	$19,098	$19,012

Note 4 – Earnings Per Share Data

The following table sets forth the computation of basic and diluted earnings per share for the periods indicated.

	Three Months Ended December 31
	2002	2001
Basic and diluted:
Income (loss) from continuing operations	$1,571	$(1,286)
Income from discontinued operations	—	161

Net income	$1,571	$(1,125)

Average outstanding shares	8,682	8,682

Basic and diluted EPS:
Continuing operations	$0.18	$(0.15)
Discontinued operations	—	0.02

Basic and diluted EPS	$0.18	$(0.13)

Approximately 1,600,000 and 1,700,000 options to purchase common stock have not been included as common stock equivalents in the 2002 and 2001, respectively, per share calculations since the effect would not be dilutive or would be antidilutive.

Note 5 – Comprehensive Income (Loss)

The total comprehensive income (loss) for the three-months ended December 31, 2002 and 2001 was $1,656 and ($542), respectively. Total comprehensive income (loss) differs from net income (loss) due to gains and losses resulting from foreign currency translation, which are reflected separately in the shareholders’ equity section of the balance sheet under the caption “Accumulated other comprehensive loss.” Gains and losses resulting from foreign currency transactions are included in income.

Note 6 – Income From Investees

During the first quarter of fiscal 2003, the Company received cash distributions of $4,239 from its 45% interest in Carbontronics LLC and 25% interest in Carbontronics II LLC and Carbontronics Fuels LLC. These interests were obtained as part of contracts to build four synthetic fuel production plants during 1998. The Company has no basis in these investments nor requirement to provide future funding. Any income arising from these investments is dependent upon tax credits (adjusted for operating losses at the fuel plants) being generated as a result of synthetic fuel production, which will be recorded as received. During the first quarter of fiscal 2002, the Company received a distribution of $465.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

Net sales for the quarters ended December 31, 2002 and 2001 were $13.3 million and $10.9 million, respectively. Domestic sales during the first quarter of fiscal 2003 were $8.8 million reflecting an increase of $3.8 million from year ago levels. The increase in domestic sales is primarily due to the stalling of our industry in the first quarter of 2002, attributable to the September 11 events and the prevailing national economic conditions. This uncertainty was combined with the typical seasonal slowdown (see Seasonality).

Gross margins as a percent of net sales increased by 3.0% during the quarter ended December 31, 2002 from year ago levels. Gross margins on domestic sales increased by 8.0% as compared to the previous year. This reflects the increase in domestic orders. Gross margins from foreign sales declined 9.1% during the quarter from year ago levels resulting from the decline in foreign sales.

Product engineering and development costs along with selling and administrative expenses have remained relatively constant from year ago levels, reflecting the companies efforts to maintain the cost savings initiatives instituted during the first quarter of fiscal 2002.

Restructuring costs, primarily legal and professional fees relating to the reorganization were $302 for the first quarter of fiscal 2002. There were no restructuring costs for the first quarter of fiscal 2003.

Other Income (Expense)

Interest expense for the first quarter of fiscal 2003 decreased by $138 from the first quarter of fiscal 2002, reflecting a decrease in the prime lending rate and a reduction in the debt balance.

Distributions from investments in Carbontronics LLC, Carbontronics II LLC, and Carbontronics Fuels LLC, were $4,239 in the first quarter of 2003 versus $465 for the same period of fiscal 2002.

Income tax expense increased by $2.1 million from year ago levels, reflecting the increase in pre-tax income.

Liquidity and Capital Resources

On December 27, 2001, the Company and its Senior Secured Lenders signed an Amended and Restated Senior Secured Credit Agreement, which specifies monthly principal payments of $320 beginning December 2001 and continuing through July 2002, then increasing to $400 in August 2002 and continuing to August 2005, with the remaining balance due September 6, 2005. It is management’s intention to refinance any remaining balance. The interest rate during the term of the loan is based upon the prime rate plus 2%. The Company may elect to defer the first thirteen (13) monthly principal payments and if so incur an additional 5% interest premium on the total deferred principal payments until such time the deferred principal payments are paid. The Credit Agreement also provides for quarterly supplemental principal payments if certain operating levels are surpassed. During fiscal 2002, the Company paid $4,000 in principal and in November

2002, paid an additional $1,500 in principal. As of December 31, 2002, there are no deferred principal payments. The Credit Agreement includes certain other financial and restrictive covenants. Pursuant to the terms of the amended and restated credit agreement, the Company will not be paying dividends for the foreseeable future.

Pursuant to its Amended Plan of Reorganization, on January 29, 2002, the Company made a principal payment of $488 on the industrial revenue bond. Monthly principal and interest payments of $38 are required to be made until the balance is paid off in March 2005.

With the Amended and Restated Credit Agreement in place, the Company’s capital structure, liquidity and working capital have significantly improved. The current ratio of 1.39:1.00 and working capital of $13 million at December 31, 2002 compares to a current ratio of 1.66:1.00 and working capital of $18 million a year ago, which reflects the requirement to classify $5.2 million of debt as current maturities, based upon terms of the Amended and Restated Credit Agreement.

Cash provided (used) by operations increased from ($1.6 million) during the first quarter of fiscal 2002 to $5.2 million for the same period of fiscal 2003. The $6.8 million improvement reflects favorable net cash inflows primarily from increases in income from investees and customer deposits. Cash used in financing activities reflected principal payments of $2,502 against the secured loan agreements, and $142 against the Industrial Revenue Bond.

Seasonality

The Company is concentrated in the asphalt-related business and is subject to a seasonal slow-down during the third and fourth quarters of the calendar year. Traditionally, the Company’s customers do not purchase new equipment for shipment during the summer and fall months to avoid disrupting their peak season for highway construction and repair work. This slow-down often results in lower reported sales and earnings and or losses during the first and fourth quarters of the Company’s fiscal year ended September 30.

Forward-Looking Information

This Form 10-Q contains certain “forward-looking statements” within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), which represent the Company’s expectations and beliefs, including, but not limited to, statements concerning gross margins, sales of the Company’s products and future financing plans. These statements by their nature involve substantial risks and uncertainties, certain of which are beyond the Company’s control. Actual results may differ materially depending on a variety of important factors, including the financial condition of the Company’s customers, changes in the economic and competitive environments and demand for the Company’s products.

Item 3.    Quantitative and Qualitative Disclosures About Market Risk

The Company operates manufacturing facilities and sales offices principally located in the United States and the United Kingdom. The Company is subject to business risks inherent in non-U.S. activities, including political and economic uncertainty, import and export limitations, and market risk related to changes in interest rates and foreign currency exchange rates. The Company’s principal currency exposure against the U.S. dollar is the British pound. Periodically, the Company has used derivative financial instruments consisting primarily of interest rate hedge agreements to manage exposures to interest rate changes. The Company’s objective in managing its exposure to changes in interest rates on its variable rate debt is to limit the impact of such changes on earnings and cash flow and to reduce its overall borrowing costs.

At December 31, 2002, the Company had approximately $28 million of debt outstanding. Under the Amended and Restated Secured Credit Agreement, substantially all of the Company’s borrowings will bear interest at variable rates based upon the prime rate plus 2%. The Company performed a sensitivity analysis assuming a hypothetical 1% adverse movement in the interest rates on the debt outstanding at the end of December 2002. Such a movement in interest rates would cause the Company to recognize additional quarterly interest expense of approximately $70 along with a corresponding decrease in cash flows.

The above sensitivity analysis for interest rate risk excludes accounts receivable, accounts payable and accrued liabilities because of the short-term maturity of such instruments. The analysis does not consider the effect on other variables such as changes in sales volumes or management’s actions with respect to levels of capital expenditures, future acquisitions or planned divestitures, all of which could be significantly influenced by changes in interest rates and cause the results to differ significantly from those indicated by the sensitivity analysis.

Item 4.    Controls and Procedures

The Company’s President and Chief Financial Officer evaluated the Company’s disclosure controls and procedures within 90 days of the filing date of this quarterly report. Based upon this evaluation, the Company’s President and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective in ensuring that material information required to be disclosed is included in the reports that it files with the Securities and Exchange Commission.

There were no significant changes in the Company’s internal controls or, to the knowledge of the management of the Company, in other factors that could significantly affect internal controls subsequent to the evaluation date.

Part II.    Other Information

Item 6.    Exhibits and Reports on Form 8-K

(a)	Exhibits

99.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by E.J. Elliott and Scott W. Runkel.

(b)	Reports on Form 8-K.

None.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GENCOR INDUSTRIES, INC.

February 14, 2003	By:	/s/ E.J. ELLIOTT

E.J. Elliott, Chairman and President

February 14, 2003	By:	/s/ SCOTT W. RUNKEL

Scott W. Runkel, Chief Financial Officer

CERTIFICATIONS

I, Mr. E.J. Elliott, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Gencor Industries, Inc.

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a – 14 and 15d – 14) for the registrant and we have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

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

6.	The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:	February 14, 2003	/s/ E.J. ELLIOTT
E.J. Elliott Chairman and President

CERTIFICATIONS

I, Mr. Scott W. Runkel

1.	I have reviewed this quarterly report on Form 10-Q of Gencor Industries, Inc.

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a – 14 and 15d – 14) for the registrant and we have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

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

6.	The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:	February 14, 2003	/s/ SCOTT W. RUNKEL
Scott W. Runkel Chief Financial Officer