Form 10-Q
period 2003-03-31
GENCOR INDUSTRIES INC
filed 2003-05-15
CIK 64472

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE PERIOD ENDED March 31, 2003

OR

☐

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD From                                      to

Commission file number 0-3821

GENCOR INDUSTRIES, INC.

(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporated or organization)	59-0933147 (I.R.S. Employer Identification No.)

5201 North Orange Blossom Trail, Orlando, Florida (Address of principal executive offices)	32810 (Zip Code)

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

Yes ☒ No ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act.)

Yes ☐ No ☒

Indicate number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date.

Class Common stock, $.10 par value Class B stock, $.10 par value	Outstanding at May 14, 2003 6,884,070 shares 1,798,398 shares

GENCOR INDUSTRIES, INC.

Signatures	16

Part I. Financial Information

Item 1.

Financial Statements

Condensed Consolidated Balance Sheets
In thousands, except share amounts

	March 31 2003	September 30 2002

	(Unaudited)

ASSETS
Current assets:
Cash and cash equivalents	$18,020	$12,305
Accounts receivable, less allowance for doubtful accounts of $1,194 ($1,234 at September 30, 2002)	8,974	8,512
Inventories	17,804	19,012
Prepaid expenses	1,593	1,938

Total current assets	46,391	41,767

Property and equipment, net	15,327	15,693
Goodwill, net of accumulated amortization	364	364
Other assets	4,201	4,360

Total assets	$66,283	$62,184

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Notes payable	$196	$196
Current portion of long-term debt	5,243	6,068
Accounts payable	8,387	9,000
Customer deposits	3,217	498
Income and other taxes payable	6,004	3,534
Accrued expenses	10,187	9,947

Total current liabilities	33,234	29,243
Long-term debt	19,210	24,337
Other liabilities	3,309	3,309

Total liabilities	55,753	56,889

Shareholders’ equity:
Preferred stock, par value $.10 per share; authorized 300,000 shares; none issued	—	—
Common stock, par value $.10 per share; 15,000,000 shares authorized; 6,971,470 shares issued	697	697
Class B stock, par value $.10 per share; 6,000,000 shares authorized: 1,890,398 shares issued	189	189
Capital in excess of par value	11,343	11,343
Retained Earnings	6,130	883
Accumulated other comprehensive loss	(6,030)	(6,018)
Subscription receivable from officer	(95)	(95)
Common stock in treasury, 179,400 shares at cost	(1,704)	(1,704)

	10,530	5,295

Total liabilities and shareholders’ equity	$66,283	$62,184

See notes to unaudited condensed consolidated financial statements.

GENCOR INDUSTRIES, INC.
Unaudited Condensed Consolidated Income Statements
In thousands, except per share amounts

	Three Months Ended March 31		Six Months Ended March 31

	2003	2002	2003	2002

Net sales	$20,916	$22,433	$34,190	$33,305
Costs and expenses:
Costs of products sold	15,558	16,160	25,982	25,020
Product engineering and development	463	429	873	850
Selling, general and administrative	3,261	3,234	6,372	6,267
Restructuring costs	—	—	—	302

	19,282	19,823	33,227	32,439

Operating income	1,634	2,610	963	866
Other income (expense):
Interest income	38	33	66	74
Interest expense	(451)	(553)	(943)	(1,183)
Income from investees	4,409	1,061	8,648	1,526
Miscellaneous	2	89	(53)	72

	3,998	630	7,718	489

Income from continuing operations before income taxes	5,632	3,240	8,681	1,355
Income taxes	1,956	1,170	3,434	571

Income from continuing operations	3,676	2,070	5,247	784

Discontinued operations
Income from discontinued operations, net of income taxes	—	6	—	167

Net income	$3,676	$2,076	$5,247	$951

Per common share:
Basic:
Income from continuing operations	$0.42	$0.24	$0.60	$0.09
Discontinued operations	$—	$0.00	$—	$0.02

Net income	$0.42	$0.24	$0.60	$0.11

Diluted:
Income from continuing operations	$0.42	$0.22	$0.60	$0.08
Discontinued operations	$—	$0.00	$—	$0.02

Net income	$0.42	$0.22	$0.60	$0.10

See notes to unaudited condensed consolidated financial statements.

GENCOR INDUSTRIES, INC.
Unaudited Condensed Consolidated Statements of Cash Flows
In thousands

	Six Months Ended March 31

	2003	2002

Operating activities:
Net income	$5,247	$951
Adjustments to reconcile net income to cash provided by (used for) operating activities:
Depreciation and amortization	475	829
Income from investees	(8,648)	(1,526)
Write-off deferred loan costs	—	43
Bad debt expense	148	—
Other noncash items	—	(120)
Change in assets and liabilities net of disposed business
Accounts receivable	(567)	(3,081)
Inventories	1,205	(1,326)
Prepaid expenses	351	641
Other assets	113	(164)
Accounts payable	(707)	(1,978)
Customer deposits	2,717	1,772
Income and other taxes payable	2,470	811
Accrued expenses and other	239	(398)

Total adjustments	(2,204)	(4,497)

Net cash provided by (used for) operating activities	3,043	(3,546)

Investing activities:
Distributions from unconsolidated investees	8,648	1,526
Capital expenditures	(63)	(197)

Net cash provided by investing activities	8,585	1,329

Financing activities:
Repayment of debt	(5,953)	(1,199)

Net cash used for financing activities	(5,953)	(1,199)

Effect of exchange rate changes on cash and cash equivalents	40	(125)

Increase (decrease) in cash and cash equivalents	5,715	(3,541)
Cash and cash equivalents, beginning of period	12,305	14,158

Cash and cash equivalents, end of period	$18,020	$10,617

See notes to unaudited condensed consolidated financial statements.

GENCOR INDUSTRIES, INC.

Notes to Unaudited Condensed Consolidated Financial Statements
All amounts in thousands, except per share amounts

Note 1 – Basis of Presentation

The accompanying condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all material adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three- and six-month periods ended March 31, 2003 are not necessarily indicative of the results that may be expected for the year ended September 30, 2003.

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

Note 2 – Inventories

The components of inventory consist of the following:

	March 31 2003	September 30 2002

Raw materials	$8,548	$9,235
Work in process	3,787	3,267
Finished goods	4,198	4,261
Used equipment	1,271	2,249

	$17,804	$19,012

Note 3 – Earnings Per Share Data

The following table sets forth the computation of basic and diluted earnings per share:

	Three Months Ended March 31		Six Months Ended March 31

	2003	2002	2003	2002

Income from continuing operations	$3,676	$2,070	$5,247	$784
Income from discontinued operations	—	6	—	167

Net income	$3,676	$2,076	$5,247	$951

Denominator (shares in thousands):
Weighted average shares outstanding	8,682	8,682	8,682	8,682
Effect of dilutive stock options	—	754	—	377

Denominator for diluted EPS computation	8,682	9,436	8,682	9,059

Per common share:
Basic:
Continuing operations	$0.42	$0.24	$0.60	$0.09
Discontinued operations	—	—	—	0.02

Net income	$0.42	$0.24	$0.60	$0.11

Diluted:
Continuing operations	$0.42	$0.22	$0.60	$0.08
Discontinued operations	—	—	—	0.02

Net income	$0.42	$0.22	$0.60	$0.10

The weighted average diluted common shares outstanding for the first two quarters of 2003 and the first quarter of 2002 exclude approximately 1,616,000 and 1,676,000 stock options respectively, due to their antidilutive effect.

Note 4 – Comprehensive Income (Loss)

Total comprehensive income for the three-and six-months ended March 31, 2003 was $3,579 and $5,235 respectively, which compares favorably to the total comprehensive income for the three- and six-months ended March 31, 2002 of $1,916 and $1,374, respectively. Total comprehensive income differs from net income due to gains and losses resulting from foreign currency translation, which are reflected separately in the shareholders’ equity section of the balance sheet under the caption “Accumulated other comprehensive loss.” Gains and losses resulting from foreign currency transactions are included in income.

Note 5 – Income From Investees

During the first and second quarter of fiscal 2003, the Company received cash distributions of $4,239 and $4,409, respectively, from its 45% interest in Carbontronics LLC and 25% interest in Carbontronics II LLC and Carbontronics Fuels LLC. These interests were obtained as part of contracts to build four synthetic fuel production plants during 1998. The Company has no basis in these investments nor requirement to provide future funding. Any income arising from these investments is dependent upon tax credits (adjusted for operating losses at the fuel plants) being generated as a result of synthetic fuel production, which will be recorded as received. During the first and second quarter of fiscal 2002, the Company received distributions of $465 and $1,061, respectively.

Item 2.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

Net sales for the six-months ended March 31, 2003 and 2002 were $34.2 million and $33.3 million, respectively an increase of $.9 million or 2.7%. Domestic sales for the six-month period of fiscal 2003 were $25.2 million reflecting a $3.4 million increase from year ago levels. The increase in domestic sales is primarily due to the recovery of our industry from the September 11 events. Decreased asphalt plant orders at one of the Company’s wholly owned U.K. subsidiaries partially offset the increase in domestic sales. Net sales for the second quarter of fiscal 2003 reflected a decrease of approximately $1,517 over the same period of the previous year. The foreign operations accounted for $782 of the decline due to unfavorable market conditions in the U.K. and increased competition in the Asian market. Domestic sales for the second quarter decreased by $735 from year ago levels, due to a delay in two customer shipments.

Gross margins as a percent of net sales declined by 1.0% during the six-months ended March 31, 2003 from year ago levels. Domestic margins decreased 3.4% during the second quarter of fiscal 2003 as compared to the same period one year ago, due to LIFO inventory valuation adjustments in fiscal 2003. Gross margins from foreign sales declined the first six-months of fiscal 2003, but were consistent with prior year for the three months ended March 31, 2003.

Product engineering and development costs increased $34 and $23 during the three- and six-month periods ended 2003. The increase reflects the increase in domestic sales during the first six-months of fiscal 2003. There were no significant changes in selling, general and administrative expenses during the three and six-month periods ended March 31, 2003.

Restructuring costs, primarily legal and professional fees relating to the reorganization were $302 during the first six-months of fiscal 2002. There were no restructuring costs for the first six-months of fiscal 2003.

Other Income (Expense)

Interest expense declined $240 for the six-month period of fiscal 2003 from the pervious year, reflecting the reduction in the debt balance and lower interest rates.

Distributions from investments in Carbontronics LLC, Carbontronics II LLC, and Carbontronics Fuels LLC, were $4,239 and $4,409 in the first and second quarters of 2003 versus $465 and $1,061 for the same periods of fiscal 2002.

Income tax expense increased by $2.9 million for the six-month period of fiscal 2003, reflecting the increase in pre-tax income.

Liquidity and Capital Resources

On December 27, 2001, the Company and its Senior Secured Lenders signed an Amended and Restated Senior Secured Credit Agreement, which specifies monthly principal payments of $320 beginning December 2001 and continuing through July 2002, then increasing to $400 in August 2002 and continuing to August 2005, with the remaining balance due September 6, 2005. It is management’s intention to refinance any remaining balance. The interest rate during the term of the loan is based upon the prime rate plus 2%. During fiscal 2002, the Company paid $4,000 in principal and during the first six months of fiscal 2003, paid an additional $5,703. The Amended and Restated Secured Credit Agreement includes certain other financial and restrictive covenants.

Pursuant to its Amended Plan of Reorganization, on January 29, 2002 the Company made a principal payment of $488 on the industrial revenue bond. Monthly principal and interest payments of $38 will continue until the balance is paid-off in March 2005.

With the Amended and Restated Credit Agreement in place, the Company’s capital structure, liquidity and working capital have significantly improved. The current ratio of 1.40:1.00 and working capital of $13.2 million at March 31, 2003 compares to the current ratio of 1.63:1.00 and working capital of $17.9 million a year earlier, which reflects the payment of $5.7 million for debt reduction.

Cash provided (used) by operations increased from ($3.5 million) during the first six months of fiscal 2002 to $3.0 million for the same period of fiscal 2003. The $6.5 million improvement reflects favorable net cash inflows from increases in customer deposits of $2.7 million, income taxes payable of $2.5 million and, decreases in inventories of $1.2 million. Cash used in financing activities reflected principal payments of $5,703 against the secured loan agreements, and $250 against the Industrial Revenue Bond.

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

At March 31, 2003, the Company had approximately $25 million of debt outstanding. Under the Amended and Restated Secured Credit Agreement, substantially all of the Company’s borrowings will bear interest at variable rates based upon the prime rate plus 2%. The Company performed a sensitivity analysis assuming a hypothetical 1% adverse movement in the interest rates on the debt outstanding at the end of March 2003. Such a movement in interest rates would cause the Company to recognize additional interest expense for the six-month period ended March 31, 2003 of approximately $139 along with a corresponding decrease in cash flows.

The above sensitivity analysis for interest rate risk excludes accounts receivable, accounts payable and accrued liabilities because of the short-term maturity of such instruments. The analysis does not consider the effect on other variables such as changes in sales volumes or management’s actions with respect to levels of capital expenditures, future acquisitions or planned divestitures, all of which could be significantly influenced by changes in interest rates and cause the results to differ significantly from those indicated by the sensitivity analysis

Item 4.

Controls and Procedures

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

Part II. Other Information

Item 4.

Submission of Matters to a Vote of Security Holders

a)

On March 7, 2003, at an Annual Meeting of Shareholders, the following was approved:

( i )

The election of a director to be voted upon by the holders of Common Stock and the election of the directors to be voted upon by the holders of Class B Stock; and

( ii )

The ratification of the selection of Moore Stephens Lovelace, P.A., independent certified public accountants, as auditors for the Company for the year ended September 30, 2003.

The total number of shares entitled to vote at this meeting was 6,884,070 shares of Common Stock and 1,798,398 shares of Class B Stock, and the tabulation of proxies was as follows:

Election of Director by holders of Common Stock:

Name	For	Againts or Withheld	Abstentions	Broken Non-Votes

James H. Stollenwerk	6,109,772	0	0	0

Election of Directors by holders of Class B Stock:

Name	For	Againts or Withheld	Abstentions	Broken Non-Votes

E. J. Elliott	1,627,358	0	0	0
John E. Elliott	1,627,358	0	0	0
Randolph H. Fields	1,627,358	0	0	0
Charles E. Newman	1,627,358	0	0	0

Ratification of Moore Stephens Lovelace, P.A.:

For	Withheld	Againts or Abstentions	Broken Non-Votes

7,794,448	2,664	13,095	0

No other business was brought before the Annual Meeting.

Item 6.

Exhibits and Reports on Form 8-K

(a)

Exhibits.

99.1 Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by E.J. Elliott and Scott W. Runkel.

(b)

Reports on Form 8-K.

None.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GENCOR INDUSTRIES, INC.
May 15, 2003	By:	/s/ E.J. ELLIOTT

E.J. Elliott, Chairman and President

May 15, 2003	By:	/s/ SCOTT W. RUNKEL

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

Date: May 15, 2003	/s/ E.J. ELLIOTT

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

Date: May 15, 2003	/s/ SCOTT W. RUNKEL

Scott W. Runkel Chief Financial Officer