Form 10-Q
period 2003-06-30
GENCOR INDUSTRIES INC
filed 2003-07-23
CIK 64472

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE PERIOD ENDED June 30, 2003

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD From to

Commission file number    0-3821

GENCOR INDUSTRIES, INC.

(Exact name of registrant as specified in its charter)

Delaware	59-0933147
(State or other jurisdiction of incorporated or organization)	(I.R.S. Employer Identification No.)

5201 North Orange Blossom Trail, Orlando, Florida    32810

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

Yes    ☒    No    ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act.)

Yes    ☐                                                          No    ☒

Indicate number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date.

Class	Outstanding at July 16, 2003
Common stock, $.10 par value	6,884,070 shares
Class B stock, $.10 par value	1,798,398 shares

GENCOR INDUSTRIES, INC.

Part I. Financial Information

Item 1. Financial Statements

Condensed Consolidated Balance Sheets

In thousands, except share amounts

	June 30 2003	September 30 2002
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$16,113	$12,305
Accounts receivable, less allowance for doubtful accounts of $1,194 ($1,234 at September 30, 2002)	4,390	8,512
Inventories	14,156	19,012
Prepaid expenses	1,115	1,938

Total current assets	35,774	41,767

Property and equipment, net	15,131	15,693
Goodwill, net of accumulated amortization	364	364
Other assets	4,292	4,360

Total assets	$55,561	$62,184

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Notes payable	$196	$196
Current portion of long-term debt	5,243	6,068
Accounts payable	6,289	9,000
Customer deposits	893	498
Income and other taxes payable	8,318	3,534
Accrued expenses	8,440	9,947

Total current liabilities	29,379	29,243
Long-term debt	10,020	24,337
Other liabilities	3,309	3,309

Total liabilities	42,708	56,889

Shareholders’ equity:
Preferred stock, par value $.10 per share; authorized 300,000 shares; none issued	—	—
Common stock, par value $.10 per share; 15,000,000 shares authorized; 6,971,470 shares issued	697	697
Class B stock, par value $.10 per share; 6,000,000 shares authorized: 1,890,398 shares issued	189	189
Capital in excess of par value	11,343	11,343
Retained Earnings	8,418	883
Accumulated other comprehensive loss	(5,995)	(6,018)
Subscription receivable from officer	(95)	(95)
Common stock in treasury, 179,400 shares at cost	(1,704)	(1,704)

	12,853	5,295

Total liabilities and shareholders’ equity	$55,561	$62,184

See notes to unaudited condensed consolidated financial statements.

GENCOR INDUSTRIES, INC.

Unaudited Condensed Consolidated Income Statements

In thousands, except per share amounts

	Three Months Ended June 30		Nine Months Ended June 30
	2003	2002	2003	2002
Net sales	$14,134	$17,853	$48,324	$51,158
Costs and expenses:
Costs of products sold	9,609	13,159	35,591	38,179
Product engineering and development	436	450	1,309	1,300
Selling, general and administrative	3,998	3,286	10,370	9,553
Restructuring costs	—	—	—	302

	14,043	16,895	47,270	49,334

Operating income	91	958	1,054	1,824
Other income (expense):
Interest income	42	44	108	118
Interest expense	(308)	(554)	(1,251)	(1,737)
Income from investees	4,780	—	13,428	1,526
Miscellaneous	65	384	12	456

	4,579	(126)	12,297	363

Income from continuing operations before income taxes	4,670	832	13,351	2,187
Income taxes	2,382	263	5,816	834

Income from continuing operations	2,288	569	7,535	1,353

Discontinued operations
Income from discontinued operations, net of income taxes	—	5	—	172

Net income	$2,288	$574	$7,535	$1,525

Per common share:
Basic:
Income from continuing operations	$0.26	$0.07	$0.87	$0.16
Discontinued operations	$—	$—	$—	$0.02

Net income	$0.26	$0.07	$0.87	$0.18

Diluted:
Income from continuing operations	$0.25	$0.06	$0.83	$0.15
Discontinued operations	$—	$—	$—	$0.02

Net income	$0.25	$0.06	$0.83	$0.17

See notes to unaudited condensed consolidated financial statements.

GENCOR INDUSTRIES, INC.

Unaudited Condensed Consolidated Statements of Cash Flows

In thousands

	Nine Months Ended June 30
	2003	2002
Operating activities:
Net income	$7,535	$1,525
Adjustments to reconcile net income to cash provided by (used for) operating activities:
Depreciation and amortization	706	1,170
(Gain) Loss on disposition of property and equipment	—	(421)
Income from investees	(13,428)	(1,526)
Write-off deferred loan costs	—	43
Bad debt expense	1,474	145
Other noncash items	—	(265)
Change in assets and liabilities net of disposed business
Accounts receivable	1,767	(4,316)
Inventories	4,911	4,260
Prepaid expenses	807	622
Other assets	9	(163)
Accounts payable	(2,122)	(815)
Customer deposits	418	279
Income and other taxes payable	4,784	1,081
Accrued expenses and other	(1,510)	(2,134)

Total adjustments	(2,184)	(2,040)

Net cash provided by (used for) operating activities	5,351	(515)

Investing activities:
Distributions from unconsolidated investees	13,428	1,526
Capital expenditures	(84)	(219)
Proceeds from sale of property and equipment	—	673

Net cash provided by investing activities	13,344	1,980

Financing activities:
Repayment of debt	(15,142)	(3,208)

Net cash used for financing activities	(15,142)	(3,208)

Effect of exchange rate changes on cash and cash equivalents	255	159

Increase (decrease) in cash and cash equivalents	3,808	(1,584)
Cash and cash equivalents, beginning of period	12,305	14,158

Cash and cash equivalents, end of period	$16,113	$12,574

See notes to unaudited condensed consolidated financial statements.

GENCOR INDUSTRIES, INC.

Notes to Unaudited Condensed Consolidated Financial Statements

All amounts in thousands, except per share amounts

Note 1 – Basis of Presentation

The accompanying condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all material adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three- and nine-month periods ended June 30, 2003 are not necessarily indicative of the results that may be expected for the year ending September 30, 2003.

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

Note 2 – Inventories

The components of inventory consist of the following:

	June 30 2003	September 30 2002
Raw materials	$7,551	$9,235
Work in process	1,448	3,267
Finished goods	4,205	4,261
Used equipment	952	2,249

	$14,156	$19,012

Note 3 – Earnings Per Share Data

The following table sets forth the computation of basic and diluted earnings per share:

	Three Months Ended June 30		Nine Months Ended June 30
	2003	2002	2003	2002
Income from continuing operations	$2,288	$569	$7,535	$1,353
Income from discontinued operations	—	5	—	172

Net income	$2,288	$574	$7,535	$1,525

Denominator (shares in thousands):
Weighted average shares outstanding	8,682	8,682	8,682	8,682
Effect of dilutive stock options	190	758	190	504

Denominator for diluted EPS computation	8,872	9,440	8,872	9,186

Per common share:
Basic:
Continuing operations	$0.26	$0.07	$0.87	$0.16
Discontinued operations	—	—	—	0.02

Net income	$0.26	$0.07	$0.87	$0.18

Diluted:
Continuing operations	$0.26	$0.06	$0.85	$0.15
Discontinued operations	—	—	—	0.02

Net income	$0.26	$0.06	$0.85	$0.18

Note 4 – Comprehensive Income (Loss)

Total comprehensive income for the three-and nine-months ended June 30, 2003 was $2,277 and $7,512 respectively, which compares to the total comprehensive income for the three- and nine-months ended June 30, 2002 of $894 and $2,268, respectively. Total comprehensive income differs from net income due to unrealized gains and losses resulting from foreign currency translation, which are reflected separately in the shareholders’ equity section of the balance sheet under the caption “Accumulated other comprehensive loss.” Realized gains and losses resulting from foreign currency transactions are included in income.

Note 5 – Income From Investees

During the first, second and third quarters of fiscal 2003, the Company received cash distributions of $4,239, $4,409 and $4,780, respectively, from its 45% interest in Carbontronics LLC and 25% interest in Carbontronics II LLC and Carbontronics Fuels LLC. These interests were acquired in 1998. The Company has no cost basis in these investments nor requirement to provide future funding. Any income to be derived from these investments is dependent upon tax credits (adjusted for operating losses at the fuel plants) being generated from synthetic fuel production, which are recorded when and if received. The income and distributions projected for fiscal years 1998, 1999, 2000, and 2001 failed in total to materialize. During the first and second quarter of fiscal 2002, distributions of $465 and $1,061, respectively were received. The Company received no distributions in the third quarter of fiscal 2002.

The synthetic fuels industry which encompasses the Company’s investment as described herein is driven by Section 29 of the Internal Revenue Service first adopted in 1980 and designed to provide tax credit incentives to stimulate the development of alternative energy sources. To qualify for such Section 29 tax credits, a tax payer has to meet a long and stringent list of controls and requirements which for each producer of synthetic fuels culminates in a Private Letter Ruling (PLR) issued by the IRS. As a consequence, the historical performance of the entities comprising the Company’s interests in synfuel production has been one of frequent disruptions, and total unpredictability as to when and if any income and distribution thereof may occur. Further, the Limited Partners of these entities have the right to suspend any and all payments under certain conditions and circumstances, including initiations of IRS review (Tax Event).

After the three quarterly distributions of fiscal 2003, in June 2003 the IRS announced that it had reason to question the scientific validity of certain test procedures and results that have been presented to it by taxpayers with interests in synfuel operations as evidence that the required “significant chemical change” has indeed, occurred so as to qualify as synthetic fuel, and is currently reviewing information regarding these test procedures and practices. Accordingly, the IRS has suspended the issuance of PLR’s. In addition, the IRS indicated that it may revoke existing PLR’s that relied on the procedures and results under review if it determines that those test procedures and results do not demonstrate that a significant chemical change has occurred.

The Company believes that under the current pronouncements and actions by the IRS, a significant risk exists that such may be a “Tax Event”, in which case further distributions to Gencor will cease.

Under these circumstances, the Company cannot predict when, if ever, there will be any further distributions, nor in what amount, if any.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

Net sales for the nine-months ended June 30, 2003 and 2002 were $48.3 million and $51.2 million, respectively a decrease of $2.9 million or 5.6%. Domestic sales for the nine-month period of fiscal 2003 were $38.7 million reflecting a $5.9 million increase from year ago levels. The increase in domestic sales is primarily due to some recovery of our industry from the September 11 events. Decreased asphalt plant orders at one of the Company’s wholly owned U.K. subsidiaries partially eroded the increase in domestic sales. Net sales for the third quarter of fiscal 2003 reflected a decrease of approximately $3.7 million over the same period of the previous year. The foreign operations accounted for $6.2 million of the decline due to unfavorable market conditions in the U.K., increased competition in the Asian market, as well as the effect of the SARS epidemic. Domestic sales for the third quarter increased by $2.5 million from year ago levels.

Gross margins as a percent of net sales improved by 1% during the nine-months ended June 30, 2003 from year ago levels. Domestic margins improved 4.6% and 1.0% during the three- and nine -month periods ended June 30, 2003. Higher volume and margins on larger contracts contributed to the improvement in domestic margins. Gross margins from foreign sales declined in the three and nine-month periods of fiscal 2003, due to the unfavorable market conditions in the U.K., increased competition in the Asian market, and the effect of the SARS epidemic.

Product engineering and development costs remained constant during the nine-month periods ended 2003 and compared to the quarter ended June 30, 2003. Selling, general and administrative expenses increased $712 and $817 during the three and nine-month periods ended June 30, 2003. The increase in reserve for doubtful accounts due to the consolidation of foreign operations contributed to $1.2 million of the increase during the three and nine –month periods ended June 30, 2003. Domestic selling, general and administrative expenses decreased 7.3% and 6.5% during the three and nine -month periods ended June 30, 2003.

Operating income was $91 in the third quarter and $1.1 million in the nine months of fiscal 2003, compared to $958 for the quarter and $1.8 million for the nine months of fiscal 2002. Operating losses were $1.9 million at a foreign operation in the third quarter and $3.0 million in the nine months of fiscal 2003, compared to operating income of $351 for the quarter and $349 for the nine months of fiscal 2002.

As a result of the recent and nine months unfavorable operating results referred to above, the operations of Gencor International Limited (GIL), one of the Company’s wholly-owned U.K. subsidiaries, are being consolidated with the Domestic operations. Effective July 3, 2003, with the concurrence of our secured senior lender, the U.K. subsidiary was placed into Administration with a court appointed Administrator. The Administrator will manage GIL for the benefit of all creditors. The Company intends to retain all intellectual property and real property and continue the international business, managed and operated domestically by a new subsidiary. The Company does not expect a loss related to this consolidation.

Restructuring costs, primarily legal and professional fees relating to the reorganization were $302 during the first nine-months of fiscal 2002. There were no restructuring costs for the first nine-months of fiscal 2003.

Other Income (Expense)

Interest expense declined $246 and $486 for the three and nine-month periods of fiscal 2003 from the pervious year, reflecting the reduction in the debt balance and lower interest rates.

During the first, second and third quarters of fiscal 2003, the Company received cash distributions of $4,239, $4,409 and $4,780, respectively, from its 45% interest in Carbontronics LLC and 25% interest in Carbontronics II LLC and Carbontronics Fuels LLC. These interests were acquired in 1998. The Company has no cost basis in these investments nor requirement to provide future funding. Any income to be derived from these investments is dependent upon tax credits (adjusted for operating losses at the fuel plants) being generated from synthetic fuel production, which are recorded when and if received. The income and distributions projected for fiscal years 1998, 1999, 2000, and 2001 failed in total to materialize. During the first and second quarter of fiscal 2002, distributions of $465 and $1,061, respectively were received. The Company received no distributions in the third quarter of fiscal 2002.

The synthetic fuels industry which encompasses the Company’s investment as described herein is driven by Section 29 of the Internal Revenue Service first adopted in 1980 and designed to provide tax credit incentives to stimulate the development of alternative energy sources. To qualify for such Section 29 tax credits, a tax payer has to meet a long and stringent list of controls and requirements which for each producer of synthetic fuels culminates in a Private Letter Ruling (PLR) issued by the IRS. As a consequence, the historical performance of the entities comprising the Company’s interests in synfuel production has been one of frequent disruptions, and total unpredictability as to when and if any income and distribution thereof may occur. Further, the Limited Partners of these entities have the right to suspend any and all payments under certain conditions and circumstances, including initiations of IRS review (Tax Event).

After the three quarterly distributions of fiscal 2003, in June 2003 the IRS announced that it had reason to question the scientific validity of certain test procedures and results that have been presented to it by taxpayers with interests in synfuel operations as evidence that the required “significant chemical change” has, indeed, occurred so as to qualify as synthetic fuel, and is currently reviewing information regarding these test procedures and practices. Accordingly, the IRS has suspended the issuance of PLR’s. In addition, the IRS indicated that it may revoke existing PLR’s that relied on the procedures and results under review if it determines that those test procedures and results do not demonstrate that a significant chemical change has occurred.

The Company believes that under the current pronouncements and actions by the IRS, a significant risk exists that such may be a “Tax Event”, in which case distributions to Gencor will cease.

Under these circumstances, the Company can not predict when, if ever there will be any further distributions, nor in what amount, if any.

Income Taxes

Income tax expense increased by $2.1 million and $5.0 million for the three and nine-month periods of fiscal 2003, reflecting the increase in pre-tax income.

Liquidity and Capital Resources

On December 27, 2001, the Company and its Senior Secured Lenders signed an Amended and Restated Senior Secured Credit Agreement, which specifies monthly principal payments of $320 beginning December 2001 and continuing through July 2002, then increasing to $400 in August 2002 and continuing to August 2005, with the remaining balance due September 6, 2005. It is management’s intention to refinance any remaining balance. The interest rate during the term of the loan is based upon the prime rate plus 2%. During fiscal 2002, the Company paid $4,000 in principal and during the first nine months of fiscal 2003, paid an additional $15,142. The Amended and Restated Secured Credit Agreement includes certain other financial and restrictive covenants.

The Company is presently negotiating for new financing with a new lender to provide a less costly revolving credit facility. New financing is expected to be in place before the end of August.

Pursuant to its Amended Plan of Reorganization, on January 29, 2002 the Company made a principal payment of $488 on the industrial revenue bond. Monthly principal and interest payments of $38 are scheduled to continue until the balance is paid-off in March 2005.

The current ratio of 1.22:1.00 and working capital of $6.4 million at June 30, 2003 compares to the current ratio of 1.59:1.00 and working capital of $16.3 million a year earlier, which reflects the payment of $15.1 million for long term debt reduction.

Cash provided (used) by operations increased from ($515) during the first nine months of fiscal 2002 to $5.3 million for the same period of fiscal 2003. The $5.8 million improvement reflects favorable net cash inflows from increases in customer deposits of $418, income taxes payable of $4.8 million, and decreases in accounts payable of $2.1 million, accrued expenses of $1.5 million, accounts receivable of $1.8 million, and inventories of $4.9 million. Cash used in financing activities reflected principal payments of $14,782 against the secured loan agreements, and $360 against the Industrial Revenue Bond.

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

Forward-Looking Information

This Form 10-Q contains certain “forward-looking statements” within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), which represent the Company’s expectations and beliefs, including, but not limited to, statements concerning gross margins, sales of the Company’s products and future financing plans. These statements by their nature involve substantial risks and uncertainties, certain of which are beyond the Company’s control. Actual results may differ materially depending on a variety of important factors, including income from tax credits to the Company, the final expenses related to the U.K. Administration of GIL, the financial condition of the Company’s customers, changes in the economic and competitive environments and demand for the Company’s products.

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

At June 30, 2003, the Company had approximately $15.4 million of debt outstanding. Under the Amended and Restated Secured Credit Agreement, substantially all of the Company’s borrowings bear interest at variable rates based upon the prime rate plus 2%. The Company performed a sensitivity analysis assuming a hypothetical 1% adverse movement in the interest rates on the debt outstanding at the end of June 2003. Such a movement in interest rates would cause the Company to recognize additional interest expense for the nine-month period ended June 30, 2003 of approximately $185 along with a corresponding decrease in cash flows.

The above sensitivity analysis for interest rate risk excludes accounts receivable, accounts payable and accrued liabilities because of the short-term maturity of such instruments. The analysis does not consider the effect on other variables such as changes in sales volumes or management’s actions with respect to levels of capital expenditures, future acquisitions or planned divestitures, all of which could be influenced significantly by changes in interest rates and cause the results to differ significantly from those indicated by the sensitivity analysis

Item 4.    Controls and Procedures

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

Part II.    Other Information

Item 6.    Exhibits and Reports on Form 8-K

(a)	Exhibits.

10.2 Indemnification Agreement for Directors and Officers

99.1 Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by E.J. Elliott and Scott W. Runkel.

(b)	Reports on Form 8-K.

None.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GENCOR INDUSTRIES, INC.

July 23, 2003	By:	/s/ E.J. Elliott
E.J. Elliott, Chairman and President

July 23, 2003	By:	/s/ Scott W. Runkel
Scott W. Runkel, Chief Financial Officer

CERTIFICATIONS

I, Mr. E.J. Elliott, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Gencor Industries, Inc.

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a – 14 and 15d – 14) for the registrant and we have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

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

6.	The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:	July 23, 2003	/s/ E.J. Elliott
E.J. Elliott Chairman and President

CERTIFICATIONS

I, Mr. Scott W. Runkel

1.	I have reviewed this quarterly report on Form 10-Q of Gencor Industries, Inc.

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a – 14 and 15d – 14) for the registrant and we have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

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

6.	The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:	July 23, 2003	/s/ Scott W. Runkel
Scott W. Runkel Chief Financial Officer