Form 10-K
period 2003-09-30
GENCOR INDUSTRIES INC
filed 2003-12-29
CIK 64472

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15[d] OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended September 30, 2003

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

None.

SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:

Common Stock ($.10 Par Value)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to filing requirements for the past 90 days.  ☒  Yes  ☐  No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒  Yes  ☐  No

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).  ☐  Yes  ☒  No

The aggregate market value of the common equity held by non-affiliates computed by reference to the price at which the common equity was last sold as of the last business day of the most recently completed second fiscal quarter was $6,877,762.

Indicate the number of shares outstanding of each of the Registrant’s classes of Common Stock, as of the latest practicable date: 6,884,070 shares of Common Stock ($.10 par value) and 1,798,398 shares of Class B Stock ($.10 par value) as of December 19, 2003.

List hereunder the following documents if incorporated by reference and the part of the Form 10-K into which the document is incorporated.

Portions of the definitive Proxy Statement for the 2004 Annual Meeting of Shareholders are incorporated by reference into Part III of this report.

PART I

ITEM 1.    BUSINESS

General

Gencor Industries, Inc. and its subsidiaries (the “Company”) is a leading manufacturer of heavy machinery used in the production of highway construction materials, synthetic fuels, and environmental control equipment. The Company’s products are manufactured in two facilities in the United States and one facility located in the United Kingdom. The Company’s products are sold through a combination of Company sales representatives and independent dealers and agents located throughout the world.

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

Because the Company’s products are sold primarily to the highway construction industry, the business is seasonal in nature. The majority of orders for the Company’s products are received between November and February, with a significant volume of shipments occurring prior to May. The principal factors driving demand for the Company’s products are the level of government funding for domestic highway construction and repair, infrastructure development in emerging economies, the need for spare parts and a trend towards larger plants resulting from asphalt contractor and plant consolidation. On June 9, 1998, the Transportation Equity Act for the 21st Century (“TEA-21”) was signed into law. TEA-21 significantly increased authorized funding levels for highway construction and rehabilitation to $167 billion over the five- year period, beginning October 1, 1998 through September 30, 2003. During 2003, Congress passed a five month extension of the spending bill. The Company expects a new bill to be passed in 2004.

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

In June 2001, ACP was reorganized under the direction of a receiver. The assets and business were sold to Gencor Industries Limited, another wholly-owned subsidiary of the Company. The name of the subsidiary was changed to Gencor International Limited (“Gencor International”). In 2003, Gencor International was placed into administration and the assets were sold to Gencor International Limited, a British Virgin Island corporation and subsidiary of the Company. The operations were consolidated into the U.S. operations.

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

On August 8, 2003, Gencor Industries, Inc. (“Gencor”) was notified by its investee General Partner that the income tax returns for its synthetic fuel producing partnership are being audited. As previously reported in the most recent Form 10-Q, the Limited Partners may declare a “Tax Event” and suspend further distributions indefinitely. Gencor was informed that the Limited Partners have declared a “Tax Event” and therefore future distributions had ceased.

On December 12, 2003, Gencor was notified by the General Partner that the IRS had issued rulings dated December 10, 2003 to the producing partnership concluding that, if the partnership adheres to the specified production methods and chemistry, the partnership will be entitled to the section 29 credit for the production of qualified fuel that is sold to unrelated persons.

Although the IRS now advises that it is satisfied with the chemical testing procedures, it is proceeding with a general IRS audit. Therefore the previously imposed Tax Event continues and the Limited Partners are not allowing revenue to be distributed to Gencor until satisfactory conclusion of the audit. The Company records the income as the distributions are received and does not project or forecast amounts, if any, or timing of future distributions.

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

Under the Amended Plan, all of the Company’s debts were to be satisfied in full. On December 31, 2001, the Senior Secured Lenders and the Company entered into an Amended and Restated Senior Secured Credit Agreement, which specified that the remaining claims of the Senior Secured Lenders were to be paid over a four-year period with the remaining balance due in September 2005.

On August 1, 2003, the Company entered into a Revolving Credit and Security Agreement with PNC Bank, N.A. The Agreement established a three year revolving $20 million credit facility. The facility provides for advances based on accounts receivable, inventory and real estate. The facility includes a $2 million limit on letters of credit. At September 30, 2003, the Company had $.3 million of letters of credit outstanding. The interest rate at September 30, 2003, is at prime (4.00%) and subject to change based upon the Fixed Charge Coverage Ratio. The Company is required to maintain a Fixed Charge Coverage Ratio of 1.1:1. There are no required repayments as long as there are no defaults and there is adequate eligible collateral. Substantially, all of Company’s assets are pledged as security under the Agreement. The borrowings from the Company’s previous Secured Lenders were paid in full with cash and proceeds from this new Revolving Credit and Security Agreement.

The duration of the current economic slowdown and the extent to which it will continue to impact the overall U.S. economy and the Company’s operations remains uncertain. However, the Company’s management continues to believe in the underlying strength and resiliency of the nation’s economy and remains optimistic about the Company’s long-term prospects.

Products

Asphalt Plants. The Company manufactures and produces hot-mix asphalt plants used in the production of asphalt paving materials. The Company also manufactures related asphalt plant equipment including hot mix storage silos, fabric filtration systems, cold feed bins and all other plant components. H&B (Hetherington and Berner) built the first asphalt batch plant in 1894 and is the world’s oldest asphalt plant line. Bituma, formerly known as Boeing Construction Company, developed the continuous process for asphalt production, which has been adopted as the United States industry’s standard technology, as well as patented the counterflow technology, several adaptations of which have become the new standard, which recaptures and burns emissions and vapors, resulting in a cleaner and more efficient process. The Company manufactures a very comprehensive range of fully mobile batch plants, as well as mobile shredders and trommel screens.

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

Sales Backlog

The Company’s manufacturing processes allow for a relatively short turnaround from the order date to shipment date of usually less than ninety (90) days. Therefore, the size of the Company’s backlog should not be viewed as an indicator of the Company’s annualized revenues or future financial results. The Company’s backlog was approximately $12 million and $13 million as of December 18, 2003 and 2002, respectively.

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

Employees

As of September 30, 2003, the Company employed a total of 317 employees; there were 302 employees in the domestic U.S. operations and 15 employees in the U.K. operations. The Company has collective bargaining agreements covering production and maintenance employees at its Marquette, Iowa facilities. The remaining domestic employees are not represented by a labor union or collective bargaining agreement. The Company believes that its relationship with its employees is good.

Executive Officers of the Registrant

The executive officers of the Company at September 30, 2003 were:

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

Mr. John Elliott was elected a Director of the Company in 1985. In 1986, he was elected a Vice President and promoted to Executive Vice president in 1989. He has been with the Company since 1982.

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

Ms. Jeanne Lyons joined the Company in 1995 as Administrative Assistant to the Chairman, and was elected Secretary of the Company in 1996.

ITEM 2.    PROPERTIES

The following table lists the properties owned or leased by the Company as of September 30, 2003:

Location	Owned Acreage	Square Footage	Principal Function

Billingshurst, West Sussex England (1)	1.2	5,000	Offices
Leicester, England (1)	6.0	97,000	Offices and manufacturing
Marquette, Iowa (1)	72.0	137,000	Offices and manufacturing
Orlando, Florida (1)	27.0	171,000	Corporate offices and manufacturing

(1)	These properties are owned and pledged as security under the Company’s credit agreement.

As of September 30, 2003, the Company still owns offices and manufacturing facility in Araraquara, Brazil. This facility is approximately 295,000 square feet of space on 29.2 acres. This facility is part of the discontinued operations. The Leicester, England facility is included in Assets held for sale as of September 30, 2003.

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

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

PART II

ITEM 5.    MARKET FOR THE REGISTRANT’S COMMON EQUITY AND RELATED SHAREHOLDER MATTERS

The Company’s stock is traded over the counter on the Pink Sheets. Following are the high and low per share closing bid prices for our common stock for the periods indicated:

	BID PRICES
	HIGH	LOW
2003

First Quarter	1.85	0.93
Second Quarter	1.85	1.04
Third Quarter	3.25	1.15
Fourth Quarter	3.45	2.15

2002

First Quarter	3.65	2.08
Second Quarter	4.25	2.68
Third Quarter	4.35	2.20
Fourth Quarter	2.97	1.51

As of November 13, 2003, there were 410 holders of Common Stock of record and 8 holders of Class B Stock of record.

Dividend Policy

The Company has not paid any dividends during the last two fiscal years and there is no intention to pay cash dividends in the foreseeable future.

EQUITY COMPENSATION PLAN

In the following table is information about our common stock that may be issued upon exercise of options, warrants and rights under all of our existing equity compensation plans and arrangements as of September 30, 2003, including the 1997 Stock Option Plan and the 1992 Stock Option Plan.

Plan Category	Number of Securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of Securities remaining available for future issuance under equity compensation plans (excluding securities reflected in second column)
Equity compensation plans approved by security holders	1,526,000	1.95	1,476,000
Equity compensation plans not approved by security holders	—	—	—

Total	1,526,000	1.95	1,476,000

ITEM 6.    SELECTED FINANCIAL DATA

	Years Ended September 30
	2003	2002	2001	2000	1999
	(in thousands, except per share data)

Net revenue from continuing operations	$55,898	$67,485	$71,134	$96,808	$101,399
Operating income (loss) from continuing operations	$(1,173)	$2,059	$(3,870)	$3,848	$(15,113)
Income (loss) from continuing operations	$7,260	$1,829	$(4,248)	$1,268	$(12,544)
Discontinued operations: (1)
Operating income (loss)	$—	$241	$5,695	$(476)	$(11,322)
Gain on sale of businesses	$—	$—	$3,835	$—	$—
Extraordinary item—debt extinguishment	$—	$—	$3,641	$—	$—

Net income (loss)	$7,260	$2,070	$8,923	$792	$(23,866)

Per share data:
Basic:
Income (loss) from continuing operations	$0.84	$0.21	$(0.49)	$0.14	$(1.45)
Discontinued operations: (1)
Operating income (loss)	$—	$0.03	$0.66	$(0.05)	$(1.30)
Gain on sale of businesses	$—	$—	$0.44	$—	$—
Extraordinary item—debt extinguishment	$—	$—	$0.42	$—	$—

Net income (loss)	$0.84	$0.24	$1.03	$0.09	$(2.75)

Diluted:
Income (loss) from continuing operations	$0.82	$0.20	$(0.49)	$0.14	$(1.45)
Discontinued operations: (1)
Operating income (loss)	$—	$0.03	$0.66	$(0.05)	$(1.30)
Gain on sale of businesses	$—	$—	$0.44	$—	$—
Extraordinary item—debt extinguishment	$—	$—	$0.42	$—	$—

Net income (loss)	$0.82	$0.23	$1.03	$0.09	$(2.75)

Cash dividends declared per common share	$—	$—	$—	$—	$0.030

Selected balance sheet data:
	September 30,
	2003	2002	2001	2000	1999
Current assets	$19,331	$41,767	$47,956	$85,869	$93,424
Current liabilities	$16,518	$29,243	$29,671	$140,672	$149,737
Total assets	$40,634	$62,184	$69,587	$139,946	$151,947
Long-term debt, less current maturities	$5,321	$24,337	$34,333	$—	$—
Shareholders’ equity (deficit)	$12,609	$5,295	$2,274	$(7,423)	$(4,275)

(1)	The operating results of the food processing equipment manufacturing businesses (CPM) are reflected as discontinued operations.

ITEM 7.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

“Forward-Looking” Information

This Form 10-K contains certain “forward-looking statements” within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), which represent the Company’s expectations and beliefs, including, but not limited to, statements concerning gross margins, sales of the Company’s products and future financing plans. These statements by their nature involve substantial risks and uncertainties, certain of which are beyond the Company’s control. Actual results may differ materially depending on a variety of important factors, including the financial condition of the Company’s customers, changes in the economic and competitive environments, whether or not the Company receives income from its investees, and demand for the Company’s products.

Results of Operations

Year ended September 30, 2003 compared with the year ended September 30, 2002

Net sales for the years ended September 30, 2003, and 2002, were $55.9 million and $67.5 million, respectively. Domestic sales during this period for 2003 and 2002, were $43.1 million and $41.2 million, respectively. The decline related to reduced foreign sales primarily due to the stalling of Asian sales in the spring due to the SARS epidemic and lower order intake. Increased competition resulted in fewer orders as the Company consolidated a portion of its UK operation in the US to better control costs and margins.

Gross margins as a percent of net sales were 24.1% in 2003 and 24.5% of sales for 2002. Foreign margins were only 14% and therefore a portion of the UK operations was consolidated into the US operation. Domestic margins were negatively affected by $1.5 million increase in the LIFO reserve.

Product engineering and development costs remained constant during 2003. Selling and administrative expenses increased $414 (3%) during 2003. Restructuring costs, which consist of legal and professional fees relating to the reorganization in 2002 were $302 for fiscal 2002.

Operating income (loss) was ($1,173) in 2003 versus $2059 in 2002. This was a result of foreign operating losses of $2.8 million and $1.5 million of increases in the domestic LIFO inventory reserves.

Interest expense during 2003 is less than 2002 due to reduced borrowings and lower interest rate. The debt was refinanced on August 1, 2003 with interest at the prime rate.

Income from investees includes cash distributions of $13,428 received during the first three fiscal quarters of 2003. There were distributions of $1,526 in fiscal 2002. Future benefits realizable by the Company on the synthetic fuel production plants depend on whether the production from these plants will continue to qualify for tax credits under Section 29 of the Internal Revenue Code and the ability to economically produce and successfully market synthetic fuel produced by the plants.

Income taxes were 34% of pre-tax income for 2003. Net income for 2003 was $7,260 from continuing operations, while 2002 included $1,829 from continuing operations and $241 from discontinued operations.

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

Gross margins as a percent of net sales were consistent at 25% of sales for both years. There had been a higher mix of foreign versus domestic sales in 2002 versus 2001. In addition, domestic margins declined 1.2% from the prior year due to a higher mix of component sales as opposed to complete plant sales. Gross margins on foreign sales increased 7.2% from the prior year due to lower production costs as a result of the restructuring early in fiscal 2002.

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

Liquidity and Capital Resources

On August 1, 2003, the Company entered into a Revolving Credit and Security Agreement with PNC Bank, N.A. The Agreement established a three year revolving $20 million credit facility. The facility provides for advances based on accounts receivable, inventory and real estate. The facility includes a $2 million limit on letters of credit. At September 30, 2003, the Company had $.3 million of letters of credit outstanding. The interest rate at September 30, 2003, is at prime (4.00%) and subject to change based upon the Fixed Charge Coverage Ratio. The Company is required to maintain a Fixed Charge Coverage Ratio of 1.1:1. There are no required repayments as long as there are no defaults and there is adequate eligible collateral. Substantially, all of Company’s assets are pledged as security under the Agreement. The borrowings under the previous credit agreements were paid in full with cash and proceeds from this new Revolving Credit and Security Agreement.

INTERIM FINANCIAL INFORMATION (UNAUDITED)

	In thousands, except per share amounts Quarters ended
	December 31	March 31	June 30	September 30
2003:
Net sales	$13,274	$20,916	$14,134	$7,573
Production costs	$10,424	$15,558	$9,609	$6,861
Product engineering and development	$410	$463	$436	$405
Selling, general and administrative	$3,111	$3,261	$3,998	$2,535
Income (loss) from operations	$(671)	$1,634	$91	$(2,227)
Net income (loss)	$1,571	$3,676	$2,288	$(275)
Basic earnings per share:
Net income (loss)	$0.18	$0.42	$0.26	$(0.04)
Diluted earnings per share:
Net income (loss)	$0.18	$0.42	$0.25	$(0.04)

2002:
Net sales	$10,872	$22,433	$17,853	$16,327
Production costs	$8,860	$16,160	$13,159	$12,753
Product engineering and development	$421	$429	$450	$401
Selling, general and administrative	$3,033	$3,234	$3,286	$2,938
Restructuring costs	$302	$—	$—	$—
Income (loss) from continuing operations	$(1,286)	$2,070	$569	$476
Discontinued operations:
Operating income (loss)	$161	$6	$5	$69
Net income (loss)	$(1,125)	$2,076	$574	$545
Basic earnings per share:
Income (loss) from continuing operations	$(0.15)	$0.24	$0.07	$0.05
Operating income from discontinued operations	$0.02	$—	$—	$0.01
Net income (loss)	$(0.13)	$0.24	$0.07	$0.06
Diluted earnings per share:
Income (loss) from continuing operations	$(0.15)	$0.22	$0.06	$0.05
Operating income from discontinued operations	$0.02	$—	$—	$0.01
Net income (loss)	$(0.13)	$0.22	$0.06	$0.06

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

At September 30, 2003, the Company had approximately $5.3 million of debt outstanding. Under the Revolving Credit and Security Agreement, substantially all of the Company’s borrowings will bear interest at variable rates based upon the prime rate. The Company performed a sensitivity analysis assuming a hypothetical 10% adverse movement in the interest rates on the debt outstanding at the end of 2003. Such a movement in interest rates would cause the Company to recognize additional interest expense of approximately $21,000 along with a corresponding decrease in cash flows.

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

ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.    CONTROLS AND PROCEDURES

(a) Our principal executive officer and principal financial officer have conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-14(c) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of the end of the period covered by this report. Based on their evaluation, our principal executive officer and principal accounting officer concluded that our disclosure controls and procedures are effective.

(b) There have been no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date of the evaluation referenced in paragraph (a) above.

PART III

ITEM 10.    DIRECTORS AND EXECUTIVE OFFICERS

The information regarding the Company’s Directors required by this Item 10 is incorporated herein by reference to the Company’s definitive 2003 Proxy Statement.

ITEM 11.    EXECUTIVE COMPENSATION

The information required by this Item 11 is incorporated herein by reference to the Company’s definitive 2003 Proxy Statement.

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The information required by this Item 12 is incorporated herein by reference to the Company’s definitive 2003 Proxy Statement.

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by this Item 13 is incorporated herein by references to the Company’s definitive 2003 Proxy Statement.

ITEM 14.    PRINCIPAL ACCOUNTING FEES AND SERVICES

Audit Fees

The aggregate fees billed by Moore Stephens, Lovelace, P.A. for the last two fiscal years audit of the annual financial statements and review of financial statements included in the Company’s Form 10-Qs was $134,000 in 2003 and $158,000 in 2002.

Tax Fees

The aggregate fees billed by Moore Stephens, Lovelace, P.A. for the last two fiscal years for preparation of income tax returns was $ 28,000 in 2003 and $41,000 in 2002.

All Other Fees

The aggregate fees billed by Moore Stephens, Lovelace, P.A. for the last two fiscal years for other services was $ -0- in 2003 and $ 6,000 in 2002 for other accounting assistance.

All Fees for Moore Stephens, Lovelace, P.A. were approved in advance by the audit committee or full board of directors.

PART IV

ITEM 15.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)	A listing of financial statements and financial statement schedules filed as part of this report and which financial statements and schedules are incorporated into this report by reference, is set forth in the “Index to Financial Statements” following Part IV hereof.

(b)	Reports on Form 8-K:

July 23, 2003 Item 7. Press Release dated July 22, 2003, and Item 9. Regulation FD Disclosure

August 8, 2003 Item 5. Security Agreement dated August 1, 2003, and Item 7. Security Agreement as an exhibit.

August 15, 2003 Item 5. Income tax audit of investee.

(c)	Exhibit Index

EXHIBIT NUMBER	DESCRIPTION	FILED HEREWITH

2.1	Second Amended Plan of Reorganization of Gencor Industries, Inc., As Modified Dated: July 8, 2001, incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended September 30, 2000.

2.2	Asset Purchase Agreement Re: CPM, incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended September 30, 2000.

2.3	First Amendment to Asset Purchase Agreement, incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended September 30, 2000.

3.1	Restated Certificate of Incorporation of Company, incorporated by reference to Exhibit 3.1 to Registration No. 33-627

3.2	Composite of Bylaws of Company, incorporated by reference to Exhibit 3.2 to Registration No. 33-627

3.3	Certificate of Amendment, changing name of Mechtron International Corporation to Gencor Industries, Inc. and adding a “twelfth” article regarding director liability limitation, incorporated by reference to the Company’s annual report on Form 10-K for the year ended December 31, 1987.

4.1	Form of Common Stock certificate, incorporated by reference to Exhibit 4.1 to Registration No. 33-627.

EXHIBIT NUMBER	DESCRIPTION	FILED HEREWITH

4.2	Loan Agreement between the Orange County Industrial Development Authority and the Company dated as of December 1, 1984, incorporated by reference to Exhibit 4.2 to Registration No. 33-627.

4.3	Specimen copy of Promissory Note dated December 1, 1984, from the Company to the Orange County Industrial Development Authority in the principal sum of $5 million, incorporated by reference to Exhibit 4.3 to Registration No. 33-627

4.4	Mortgage Deed and Security Agreement dated as of December 1, 1984, from the Company to the Orange County Industrial Development Authority, incorporated by reference to Exhibit 4.4 to Registration No. 33-627.

4.5	Trust Indenture between Orange County Industrial Development Authority and Barnett Banks Trust Company dated as of December 1, 1984, incorporated by reference to Exhibit 4.5 to Registration No. 33-627.

4.6	Guaranty Agreement between General Combustion Corporation, Mechtron International DISC Corporation, Control Delta Corporation, Thermotech Systems Corporation of Florida, General Combustion Limited, and the Orange County Industrial Development Authority dated as of December 1, 1984, incorporated by reference to Exhibit 4.6 to Registration No. 33-627.

4.27	$95 million Senior Secured Credit Agreement, by and among Gencor, the Lenders and Credit Lyonnais, New York Bank as Agent to the Lenders and the Issuing Bank with respect to the Letters of Credit, incorporated by reference to Exhibit 10.4 to the Company’s Report on Form 8-K filed on December 26, 1996.

4.28	Borrower Security Agreement, dated as of December 10, 1996, made by Registrant in favor of Credit Lyonnais New York Branch, as Agent, incorporated by reference to Exhibit 10.5 to the Company’s Report on Form 8-K filed on December 26, 1996.

4.29	Borrower Copyright Security Agreement, dated as of December 10, 1996, made by Registrant in favor of Credit Lyonnais New York Branch, as Agent, incorporated by reference to Exhibit 10.6 to the Company’s Report on Form 8-K filed on December 26, 1996.

4.30	Borrower Pledge Agreement, dated as of December 10, 1996, made by Registrant in favor of Credit Lyonnais New York Branch, as Agent, incorporated by reference to Exhibit 10.7 to the Company’s Report on Form 8-K filed on December 26, 1996.

EXHIBIT NUMBER	DESCRIPTION	FILED HEREWITH

4.31	California Pellet Mill Company Security Agreement, dated as of December 10, 1996, made by California Pellet Mill Company in favor of Credit Lyonnais New York Branch, as Agent, incorporated by reference to Exhibit 10.8 to the Company’s Report on Form 8-K filed on December 26, 1996.

4.32	California Pellet Mill Company Pledge Agreement, dated as of December 10, 1996, made by California Pellet Mill Company in favor of Credit Lyonnais New York Branch, as Agent, incorporated by reference to Exhibit 10.9 to the Company’s Report on Form 8-K filed on December 26, 1996.

4.33

General Combustion Corporation Security Agreement, dated as of December 10, 1996, made by General Combustion Corporation in favor of Credit Lyonnais New York Branch, as Agent, incorporated by reference to Exhibit 10.10 to the Company’s Report on Form

8-K filed on December 26, 1996.

4.34	Equipment Services Group, Inc. Security Agreement, dated as of December 10, 1996, made by Equipment Services Group, Inc. in favor of Credit Lyonnais New York Branch, as Agent, incorporated by reference to Exhibit 10.11 to the Company’s Report on Form 8-K filed on December 26, 1996.

4.35	Thermotech Systems Corporation Security Agreement, dated as of December 10, 1996, made by Thermotech Systems Corporation in favor of Credit Lyonnais New York Branch, as Agent, incorporated by reference to Exhibit 10.12 to the Company’s Report on Form 8-K filed on December 26, 1996.

4.36	Bituma-Stor, Inc. Security Agreement, dated as of December 10, 1996, made by Bituma-Stor, Inc. in favor of Credit Lyonnais New York Branch, as Agent, incorporated by reference to Exhibit 10.13 to the Company’s Report on Form 8-K filed on December 26, 1996.

4.37	Bituma Corporation Security Agreement, dated as of December 10, 1996, made by Bituma Corporation in favor of Credit Lyonnais New York Branch, as Agent, incorporated by reference to Exhibit 10.13 to the Company’s Report on Form 8-K filed on December 26, 1996.

4.38	Mortgage made by Gencor, Industries, Inc. in favor of Credit Lyonnais New York Branch, as Agent, for certain real property located in Orlando, Florida, incorporated by reference to Exhibit 10.15 to the Company’s Report on Form 8-K filed on December 26, 1996.

EXHIBIT NUMBER	DESCRIPTION	FILED HEREWITH

4.39	Mortgage made by General Combustion Corporation in favor of Credit Lyonnais New York Branch, as Agent, for certain real property located in Youngstown, Ohio, incorporated by reference to Exhibit 10.16 to the Company’s Report on Form 8-K filed on December 26, 1996.

4.40	Mortgage made by Gencor Industries, Inc. in favor of Credit Lyonnais New York Branch, as Agent, for certain real property located in Marquette, Iowa, incorporated by reference to Exhibit 10.17 to the Company’s Report on Form 8-K filed on December 26, 1996.

4.41	Mortgage made by California Pellet Mill Company in favor of Credit Lyonnais New York Branch, as Agent, for certain real property located in Waterloo, Iowa, incorporated by reference to Exhibit 10.18 to the Company’s Report on Form 8-K filed on December 26, 1996.

4.42	Mortgage made by California Pellet Mill Company in favor of Credit Lyonnais New York Branch, as Agent, for certain real property located in Crawfordsville, Indiana, incorporated by reference to Exhibit 10.19 to the Company’s Report on Form 8-K filed on December 26, 1996.

4.43	Tranche A Term Note, incorporated by reference to Exhibit 10.20 to the Company’s Report on Form 8-K filed on December 26, 1996.

4.44	Tranche B Term Note, incorporated by reference to Exhibit 10.21 to the Company’s Report on Form 8-K filed on December 26, 1996.

4.45	Revolving Credit Notes, incorporated by reference to Exhibit 10.22 to the Company’s Report on Form 8-K filed on December 26, 1996.

4.46	Tranche C Term Notes, incorporated by reference to Exhibit 10.23 to the Company’s Report on Form 8-K, filed on October 27, 1997.

4.47	Amended and Restated Senior Secured Credit Agreement, incorporated by reference to the Company’s report on Form 10-K filed on December 26, 2002.

4.48	Security Agreement dated August 1, 2003, incorporated by reference to the Company’s report on Form 8-K filed on August 8, 2003.

10.5	Form of Agreement for Nonqualified Stock Options granted in 1986, incorporated by reference to the Annual Report on Form 10-K for the year ended December 31, 1986.

EXHIBIT NUMBER	DESCRIPTION	FILED HEREWITH

10.6	1992 Stock Option Plan and Form of Agreement, incorporated by reference to Exhibit 10.6 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1992.

10.11	1997 Stock Option Plan incorporated by reference to Exhibit A to the Company’s Proxy Statement on 14A, filed March 3, 1997.

16.0	Letter re: change in certifying accountants dated May 8, 2001, incorporated by reference to Item 4 of the Company’s Report on Form 8-K filed on May 9, 2001.

16.1	Letter re: change in certifying accountants dated December 22, 1999, incorporated by reference to Exhibit 16.1 to the Company’s Report on Form 8-K filed on December 27, 1999.

21.0	Subsidiaries of the Registrant	X

23.1	Independent Auditors’ Consent	X

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	X

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	X

32	Certifications of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	X

SIGNATURES

Pursuant to the requirements of Sections 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: December 23, 2003	GENCOR INDUSTRIES, INC.
(Registrant)

/s/ E.J. Elliott
E.J. Elliott
President and Chairman of the Board

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated. The signatures of Directors constitute a majority of Directors.

/s/ E.J. Elliott	/s/ Scott W. Runkel
E.J. Elliott	Scott W. Runkel
President and Chairman of the Board	Chief Financial Officer

/s/ John E. Elliott	/s/ Randolph Fields
John E. Elliott	Randolph Fields
Executive Vice President	Director

EXHIBITS FILED HEREWITH

Exhibit No.	Description

21	Subsidiaries of the Registrant

23.1	Independent Auditor’s Consent

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certifications of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

GENCOR INDUSTRIES, INC.

All other schedules are omitted because they are not applicable or the required information is shown in the consolidated financial statements or notes thereto.

REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

Board of Directors

Gencor Industries, Inc.

Orlando, Florida

We have audited the accompanying consolidated balance sheets of Gencor Industries, Inc. and subsidiaries as of September 30, 2003 and 2002, and the related consolidated statements of income, shareholders’ equity (deficit) and cash flows for the years ended September 30, 2003, 2002 and 2001. Our audits also included the financial statement schedule listed in the accompanying index. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We did not audit the financial statements of certain wholly-owned subsidiaries, whose statements reflect total assets constituting 5% and 6% of consolidated assets as of September 30, 2003 and 2002, and total revenues constituting 5%, 5% and 4% of consolidated revenues for the years ended September 30, 2003, 2002 and 2001, respectively. Those statements were audited by other auditors whose reports have been furnished to us and, our opinion, insofar as it relates to the amounts included those subsidiaries, is based solely on the reports of the other auditors.

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

In our opinion, based on our audits and the audit reports of the other auditors, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Gencor Industries, Inc. and subsidiaries as of September 30, 2003 and 2002, and the results of their operations and their cash flows for the years ended September 30, 2003, 2002 and 2001, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the financial statement schedule referred to above, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

Moore Stephens Lovelace, P.A.

Certified Public Accountants

Orlando, Florida

November 24, 2003

Consolidated Balance Sheets

(In thousands, except per share data)

	September 30,
	2003	2002
ASSETS
Current assets:
Cash and cash equivalents	$734	$12,305
Accounts receivable, less allowance for doubtful accounts of $2,428 ($1,234 in 2002)	3,012	8,179
Other receivables	332	333
Inventories, net	12,560	19,012
Deferred income taxes	1,066	—
Prepaid expenses	1,627	1,938

Total current assets	19,331	41,767
Property and equipment, net	11,585	15,693
Assets held for sale	5,672	—
Goodwill, net of accumulated amortization	—	364
Other assets	4,046	4,360

Total assets	$40,634	$62,184

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Notes payable	$—	$196
Current portion of long-term debt	—	6,068
Accounts payable	3,448	9,000
Customer deposits	1,106	498
Income and other taxes payable	3,639	3,534
Accrued expenses	8,325	9,947

Total current liabilities	16,518	29,243
Long-term debt	5,321	24,337
Deferred income taxes	2,877	—
Other liabilities	3,309	3,309

Total liabilities	28,025	56,889

Commitments and contingencies
Shareholders’ equity:
Preferred stock, par value $.10 per share; authorized 300,000 shares; none issued	—	—
Common stock, par value $.10 per share; 15,000,000 shares authorized; 6, 971, 470 shares issued	697	697
Class B stock, par value $.10 per share; 6,000,000 shares authorized: 1, 890, 398 shares issued	189	189
Capital in excess of par value	11,343	11,343
Retained earnings	8,143	883
Accumulated other comprehensive loss	(5,964)	(6,018)
Subscription receivable from officer	(95)	(95)
Common stock in treasury, 179,400 shares at cost	(1,704)	(1,704)

Total shareholders’ equity	12,609	5,295

	$40,634	$62,184

See accompanying notes to consolidated financial statements.

Consolidated Statements of Income

(In thousands, except per share data)

	For the Years Ended September 30,
	2003	2002	2001
Net revenue	$55,898	$67,485	$71,134

Costs and expenses:
Production costs	42,452	50,932	53,270
Product engineering and development	1,714	1,701	2,351
Selling, general and administrative	12,905	12,491	14,311
Restructuring costs	—	302	5,072

	57,071	65,426	75,004

Operating income (loss)	(1,173)	2,059	(3,870)

Other income (expense):
Interest income	120	159	306
Interest expense	(1,366)	(2,290)	(782)
Income from investees	13,428	1,526	215
Miscellaneous	(64)	336	(117)

	12,118	(269)	(378)

Income (loss) from continuing operations before income taxes, discontinued operations and extraordinary items	10,945	1,790	(4,248)
Income taxes (benefit)	3,685	(39)	—

Income (loss) from continuing operations	7,260	1,829	(4,248)
Discontinued operations
Operating income (loss) (net of income tax expense of $0 in 2002, and $1,816 in 2001)	—	241	5,695
Gain on sale of businesses, net of income taxes of $1,222	—	—	3,835

Income before extraordinary item	7,260	2,070	5,282
Extraordinary item—debt extinguishment, net of income taxes of $1,161	—	—	3,641

Net income	$7,260	$2,070	$8,923

Basic earnings (loss) per common share:
Income (loss) from continuing operations	$0.84	$0.21	$(0.49)
Discontinued operations	—	0.03	0.66
Gain on sale of businesses	—	—	0.44
Extraordinary item—debt extinguishment	—	—	0.42

Net income	$0.84	$0.24	$1.03

Diluted earnings (loss) per common share:
Income (loss) from continuing operations	$0.82	$0.20	$(0.49)
Discontinued operations	—	0.03	0.66
Gain on sale of businesses	—	—	0.44
Extraordinary item—debt extinguishment	—	—	0.42

Net income	$0.82	$0.23	$1.03

See accompanying notes to consolidated financial statements.

GENCOR INDUSTRIES, INC.

Consolidated Statements of Shareholders’ Equity (Deficit)

(In thousands)

For the Years Ended September 30, 2003, 2002 and 2001

	Common Stock		Class B Stock		Capital in Excess of Par Value	Retained Earnings (Accumulated Deficit)	Comprehensive Income (Loss)	Accumulated Other Comprehensive Income (Loss)	Subscription Receivable From Officer	Treasury Stock		Total Shareholders’ Equity (Deficit)
	Shares	Amount	Shares	Amount						Shares	Cost
September 30, 2000	6,972	697	1,890	189	11,343	(10,110)		(7,743)	(95)	179	(1,704)	(7,423)
Net income	—	—	—	—	—	8,923	$8,923	—	—	—	—	8,923
Translation adj.	—	—	—	—	—	—	774	774	—	—	—	774

Comprehensive income							$9,697

September 30, 2001	6,972	697	1,890	189	11,343	(1,187)		(6,969)	(95)	179	(1,704)	2,274
Net income	—	—	—	—	—	2,070	$2,070	—	—	—	—	2,070
Translation adj.	—	—	—	—	—	—	951	951	—	—	—	951

Comprehensive income							$3,021

September 30, 2002	6,972	$697	1,890	$189	$11,343	$883		$(6,018)	$(95)	179	$(1,704)	$5,295

Net income	—	—	—	—	—	7,260	$7,260	—	—	—	—	7,260
Translation adj.	—	—	—	—	—	—	54	54	—	—	—	54

Comprehensive income							$7,314

September 30, 2003	6,972	$697	1,890	$189	$11,343	$8,143		$(5,964)	$(95)	179	$(1,704)	$12,609

See accompanying notes to consolidated financial statements.

GENCOR INDUSTRIES, INC.

Consolidated Statements of Cash Flows

In Thousands

	For the Years Ended September 30,
	2003	2002	2001
Cash flows from operations:
Net income	$7,260	$2,070	$8,923
Adjustments to reconcile net income to cash provided by operations:
Depreciation and amortization	1,371	1,378	4,021
Deferred income taxes	1,811	—	—
Gain on sale of assets	—	(421)	(13)
Income from investees	(13,428)	(1,526)	(215)
Provision for allowance for doubtful accounts	1,463	214	1,124
Gain on sale of businesses	—	—	(5,057)
Loss on restructuring of assets	—	—	1,758
Extraordinary item—debt extinguishment	—	—	(4,802)
Other non-cash items	(724)	(430)	—
Change in assets and liabilities—net of businesses sold:
Accounts receivable	2,197	(235)	3,291
Other receivables	—	(102)	1,430
Inventories	4,288	3,262	457
Prepaid expenses	(48)	51	(722)
Other assets	183	(157)	(1,679)
Accounts payable	(3,175)	(1,431)	2,815
Customer deposits	608	159	(1,330)
Income and other taxes payable	105	82	2,746
Accrued expenses	(1,706)	(2,130)	(868)
Other liabilities	—	—	(438)

Total adjustments	(7,055)	(1,286)	2,518

Cash provided by operations	205	784	11,441

Cash flows from (used for) investing activities:
Net proceeds from sale of business unit	—	—	48,778
Distributions from unconsolidated investees	13,428	1,526	215
Capital expenditures	(174)	(304)	(88)
Proceeds from sale of property and equipment	—	673	4,090

Cash from (used for) investing activities	13,254	1,895	52,995

Cash flows used for financing activities:
Net reduction in notes payable	—	—	(615)
Repayment of debt	(30,405)	(4,797)	(67,616)
Borrowings	5,321	—	—

Cash used for financing activities	(25,084)	(4,797)	(68,231)

Effect of exchange rate changes on cash	54	265	(18)

Net increase (decrease) in cash	(11,571)	(1,853)	(3,813)
Cash and cash equivalents at:
Beginning of year	12,305	14,158	17,971

End of year	$734	$12,305	$14,158

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

The following presents the calculation of the basic and diluted income (loss) per share from continuing operations for the years ended September 30, 2003, 2002 and 2001:

	2003			2002			2001
	Income	Shares	Per Share Amount	Income	Shares	Per Share Amount	Loss	Shares	Per Share Amount
Basic EPS	$7,260	8,682,468	$0.84	$1,829	8,682,468	$0.21	$4,248	8,682,468	$(0.49)

Diluted EPS	$7,260	8,831,634	$0.82	$1,829	9,072,468	$0.20	$4,248	8,682,468	$(0.49)

Approximately 1.6 million options to purchase common stock have not been included as common stock equivalents in the fiscal 2001 per share calculations since the effect would not be dilutive or would be anti-dilutive.

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

Assets held for sale is comprised of property and equipment in the UK and is valued at the lower of carrying value or fair value less cost to sell. Other assets include property, machinery and equipment primarily within the discontinued operations segment of $3,482, $3,659 and $3,699 as of September 30, 2003, 2002 and 2001, respectively. The assets are stated at lower of depreciated cost or fair value less cost to sell and are no longer depreciated.

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

Investment in Unconsolidated Investees

As of September 30, 2003, 2002 and 2001, the Company owns a 45% interest in Carbontronics LLC and a 25% interest in Carbontronics Fuels LLC and Carbontronics II LLC. These interests were obtained as part of contracts to build four synthetic fuel production plants during 1998. The Company has no basis in these equity investments or requirement to provide future funding. Any income arising from these investments is dependent upon tax credits (adjusted for operating losses at the fuel plants) being generated as a result of synthetic fuel production, which will be recorded as received. The Company received distributions of $ 13,428, $1,526 and $215, during 2003, 2002 and 2001 respectively.

Revenues

Revenues from contracts for the design and manufacture of certain custom equipment are recognized under the percentage-of-completion method. Revenues from all other sales are recorded as the products are shipped or service is performed.

The percentage-of-completion method of accounting for long term contracts recognizes revenue in proportion to actual labor costs incurred as compared with total estimated labor costs expected to be incurred during the entire contract. All selling, general and administrative expenses are charged to operations as incurred. Provision is made for any anticipated contract losses in the period that the loss becomes evident.

The estimated costs of product warranties are charged to production costs as revenue is recognized.

Shipping and Handling Costs

Shipping and handling costs are included in production costs in the statements of income.

NOTE 1—NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Restructuring costs

Restructuring costs include legal, professional fees and redundancy costs relating to the reorganization of the Company and a wholly-owned subsidiary.

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

Reporting Segments

Information concerning principal geographic areas for the continuing operations is as follows:

	2003		2002		2001
	Revenues	Long-Term Assets	Revenues	Long-Term Assets	Revenues	Long-Term Assets
United States	$45,415	$7,435	$41,207	$8,795	$53,124	$9,610
United Kingdom	10,483	6,405	26,278	4,790	18,010	4,646

Total	$55,898	$13,840	$67,485	$13,585	$71,134	$14,256

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

The Amended Plan became effective on December 31, 2001 (the “Effective Date”) and the Company emerged from Chapter 11 in accordance with its earlier confirmed plan of reorganization. Pursuant to the Amended Plan, as of the Effective Date, the approved sale of Consolidated Process Machinery’s (CPM) domestic and foreign pellet operations was to be consummated. The sale was in fact consummated on May 29, 2001 for $52 million. The net proceeds from the sale were used to reduce the outstanding balance of the Senior Secured Lenders. Under the Amended Plan, all of the Company’s debts will be satisfied in full. The Amended and Restated Senior Secured Credit Agreement specified that the remaining claims of the Senior Secured Lenders of approximately $33 million be paid over a four-year period with the remaining debt balance due in 2005. All remaining claims were paid in full and the debt was refinanced in 2003.

NOTE 3—DISCONTINUED OPERATIONS

As part of its planned reorganization, in September 2000, the Company announced its intent to dispose of its food segment. Accordingly, the Company reported the results of the operations of the food processing equipment manufacturing business as discontinued operations.

Certain information with respect to discontinued operations is summarized as follows:

	2002	2001
Net revenue	$813	$42,938
Costs and expenses	572	35,427

Income from discontinued operations before income taxes	241	7,511
Income taxes	—	1,816

Income (loss) from discontinued operations, net of income taxes	$241	$5,695

NOTE 3—DISCONTINUED OPERATIONS (Continued)

Assets and liabilities of the discontinued operations included in the Balance Sheets at September 30, were:

	2003	2002
Current assets	$1,478	$1,700
Property, plant and equipment, net	3,482	3,659
Other assets	3,173	3,173
Current liabilities	(5,208)	(5,979)
Long-term liabilities	(3,309)	(3,309)

Net assets (liabilities) of discontinued operations	$(384)	$(756)

On May 29, 2001, the Company sold the stock of CPM’s foreign pellet subsidiaries and the assets and certain liabilities of the domestic pellet subsidiaries for approximately $52 million in cash. The net sale proceeds were used to pay-down the outstanding loan balance of the senior secured lenders. The Company’s foreign food processing machinery operations located in Sweden and Brazil were not included in the aforementioned sale. The Company intends to dispose of these operations. In September 2001, the Swedish operation was placed into receivership and the business was sold in November 2001.

NOTE 4—INVENTORIES, NET

Inventories, net at September 30 consist of the following:

	2003	2002
Raw materials	$5,437	$9,235
Work in process	2,898	3,267
Finished goods	3,274	4,261
Used equipment	951	2,249

	$12,560	$19,012

At September 30, 2003, accumulated costs of approximately $2,242 on major contracts, net of progress payments of approximately $2,303, and estimated earnings of approximately $1,154 amount to approximately $1,093 and are included in work-in-process inventory. At September 30, 2002, accumulated costs of approximately $2,522 on major contracts, net of progress payments of approximately $2,059 and estimated earnings of approximately $1,289, amount to approximately $1,752 and are included in work-in-process inventory.

At September 30, 2003 and 2002, cost is determined by the last-in, first-out (LIFO) method for 99% and 90%, respectively, of total inventories, exclusive of progress payments, and the first-in, first-out (FIFO) method for all other inventories. The estimated current cost of inventories exceeded their LIFO basis by approximately $2,573 and $1,028, respectively.

NOTE 5—PROPERTY AND EQUIPMENT

Property and equipment at September 30 consist of the following:

	2003	2002
Land and improvements	$3,145	$3,145
Building and improvements	13,948	17,372
Equipment	13,262	13,156

	30,355	33,673
Less: Accumulated depreciation and amortization	(18,770)	(17,980)

	$11,585	$15,693

Property and equipment includes approximately $11,724 and $15,500 of fully depreciated assets, which remain in service during fiscal 2003 and 2002.

Substantially all of the Company’s property and equipment is pledged as collateral for the Company’s debt.

Depreciation and amortization expense for the years ended September 30, 2003, 2002 and 2001 was approximately $1,371, $1,088 and $2,715, respectively. There was no interest capitalized during these years.

NOTE 6—OTHER ASSETS

Other assets at September 30 consist of the following:

	2003	2002
Deposits	$3,189	$3,229
Deferred acquisition costs, net	—	463
Deferred loan costs, net	443	111
Other	414	557

	$4,046	$4,360

NOTE 7—ACCRUED EXPENSES

Accrued expenses consist of the following at September 30:

	2003	2002
Payroll and related accruals	$1,366	$1,950
Warranty and related accruals	485	842
Professional fees	107	427
Interest	18	209
Sales and property taxes	145	117
Impairment reserve	4,119	3,458
Other	2,085	2,944

Total	$8,325	$9,947

NOTE 8—INCOME TAXES

The provision for income taxes consists of:

	2003	2002	2001
Current:
Federal	$1,826	$—	$—
State	—	—	—
Foreign	48	(39)	—

Total current expense (benefit)	1,874	(39)	—
Deferred	1,811	—	—

Provision for (benefit from) income taxes	$3,685	$(39)	$—

The difference between the U.S. federal income tax rate and the Company’s effective income tax rate for the continuing operations is as follows:

	2003	2002	2001
Federal income tax rate	34.0%	34.0%	34.0%
Difference arising from transactions with, and profit and loss of, foreign subsidiaries not deductible or includable for U.S. federal income tax purposes	—	(34.0)	—
Losses for which no tax benefit has been recognized	9.7	—	(34.0)
Use of net operating loss carryforward	(8.6)	—	—
Other	(1.2)	—	—

	33.9%	—%	—%

Deferred taxes are recorded as follows:
Deferred tax assets (liabilities):
Depreciation and amortization	$(400)	$(400)	$(7)
Allowance for doubtful accounts	—	—	(1,157)
Inventory cost adjustments	—	(140)	—
Investment in unconsolidated investees	(3,037)	(371)	—
Domestic NOL	560	—	—

Long-term deferred tax liabilities	$(2,877)	(911)	(1,164)

Allowance for doubtful accounts	436	419	—
Accrued expenses and other	498	260	1,800
Inventory cost adjustments	132	—	879
Foreign net operating losses (NOLs)	—	—	5,500
Domestic tax credits and NOLs	—	1,748	727

Current deferred tax assets	$1,066	$2,427	$8,906

		1,516	7,742
Less: Valuation allowance		(1,516)	(7,742)

Net deferred tax asset		$—	$—

NOTE 8—INCOME TAXES (continued)

For 2002 and 2001, a valuation allowance has been recorded for all net deferred tax assets.

Accumulated deficits of non-U.S. subsidiaries included in consolidated retained earnings (deficit) amounted to ($16,147), ($23,905) and ($24,816) as of September 30, 2003, 2002 and 2001, respectively. The Company follows the policy of indefinitely reinvesting foreign earnings, if any, to expand its international operations. Accordingly, the Company will not provide U.S. income taxes on any future earnings. In the event any earnings of non-U.S. subsidiaries are repatriated, the Company will provide U.S. income taxes upon repatriation of such earnings which will be offset by applicable foreign tax credits, subject to certain limitations.

Total income taxes paid were $1,916 in 2003. There were no income taxes paid in 2002 and 2001.

NOTE 9—RETIREMENT BENEFITS

401(k) Plan

The Company has a voluntary 401(k) employee benefit plan which covers all eligible domestic employees. The Company makes discretionary matching contributions subject to a maximum level, in accordance with the terms of the plan. The Company charged approximately $88, $101, and $277 to operating expense under the provisions of the plan during the fiscal years 2003, 2002 and 2001, respectively.

NOTE 10—LONG-TERM DEBT

Long-term debt at September 30, 2003 and 2002 consisted of the following:

	2003	2002
Revolving Credit and Security Agreement	$5,321	$—
Senior secured credit agreement	—	29,438
Industrial revenue bonds	—	967

	5,321	30,405
Less current maturities	—	(6,068)

	$5,321	$24,337

On August 1, 2003, the Company entered into a Revolving Credit and Security Agreement with PNC Bank, N.A. The Agreement established a three year revolving $20 million credit facility. The facility provides for advances based on accounts receivable, inventory and real estate. The facility includes a $2 million limit on letters of credit. At September 30, 2003, the Company had $.3 million of letters of credit outstanding. The interest rate at September 30, 2003, is at prime (4.00%) and subject to change based upon the Fixed Charge Coverage Ratio. The Company is required to maintain a Fixed Charge Coverage Ratio of 1.1:1. There are no required repayments as long as there are no defaults and there is adequate eligible collateral. Substantially, all of Company’s assets are pledged as security under the Agreement. The borrowings under the previous credit agreements were paid in full with cash and proceeds from this new Revolving Credit and Security Agreement.

NOTE 10—LONG-TERM DEBT (Continued)

On December 31, 2001, the Senior Secured Lenders and the Company entered into an Amended and Restated Secured Credit Agreement, which required monthly principal payments with the remaining balance due September 6, 2005. The interest rate during the term of the loan was based upon the prime rate plus 2%. The Amended and Restated Secured Credit Agreement contained certain financial and restrictive covenants.

Under the terms of the industrial revenue bond indenture, the Company was required to maintain compliance with certain financial and other covenants. Beginning in fiscal year 2002, the Company was required to make principal and interest payments to bring the loan current as of January 2, 2002, after which monthly principal and interest payments of $38 began in February 2002 and were to continue through March 2005.

During fiscal 2001, the Company was released from certain obligations totaling $1,494, previously included in the stipulated debt amount. For financial statement purposes, this was included in the extraordinary item—debt extinguishment.

The Company paid interest of $1,557, $2,281 and $661 on borrowings during the fiscal years ended 2003, 2002 and 2001, respectively. The weighted-average interest rate on these borrowings was 6.1%, 6.9% and 8.4%, respectively.

NOTE 11—COMMITMENTS AND CONTINGENCIES

Leases

The Company leases certain equipment under noncancelable operating leases. Future minimum rental commitments under these leases at September 30, 2003 consist of $375 due over the next three years.

Total rental expense for the fiscal years ended 2003, 2002 and 2001 was $282, $349 and $870, respectively.

Litigation

The Company has various pending litigation and other claims. Those claims which are made in the ordinary course of business may be covered in whole or in part by insurance, and if found against the Company, management does not believe these matters will have a material effect on the Company’s financial position, results of operations or cash flows.

NOTE 12—SHAREHOLDERS’ EQUITY

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

NOTE 13—STOCK OPTIONS

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

Options become exercisable in a manner and on such dates and times as determined by a committee of the Board of Directors. Options expire not more than ten years from the date of grant. The option holders have no shareholder rights until the date of issuance of a stock certificate for such shares. Exercise of the options granted during 2002 and 2001 are limited to 20% per year over the next 5 years. As of September 30, 2003, the Company has approximately 1.5 million stock options outstanding and 1.5 million options available for future grants under the plans.

During 2001, the expiration dates on stock options previously issued to certain officers were extended until July 24, 2006. During 2001, 330,000 incentive stock options were granted to non-executive officers, managers and key employees pursuant to the approved amended Plan of Reorganization.

The following table summarizes option activity under the plans:

	Number of Shares	Weighted Option Price Per Share
Outstanding at September 30, 2000	1,450,000	1.99
Options granted (at an exercise price of $1.65 in 2001)	330,000	1.65
Expired	(104,000)	1.94

Outstanding at September 30, 2001	1,676,000	1.92
Options granted (at an exercise price of $3.66 in 2002)	10,000	3.66
Cancelled	(70,000)	1.65

Outstanding at September 30, 2002	1,616,000	1.95
Cancelled	(90,000)	1.65

Outstanding at September 30, 2003	1,526,000	1.95

NOTE 13—STOCK OPTIONS (continued)

The following table summarizes information about stock options outstanding at September 30, 2003:

Range of Exercise Price	Number of Options Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price
$ 0.00-$ 1.00	100,000	1.92	$0.87
$ 1.01-$ 2.00	1,016,000	2.76	$1.87
$ 2.01-$ 3.00	410,000	1.21	$2.38

	1,526,000	2.29	$1.95

The pro forma impact on fiscal 2002 and 2001 net income and per share amounts for the options granted during fiscal 2002 and 2001 is not material. The fair value of options at date of grant was estimated using the Black-Scholes option-pricing model.

NOTE 14—RELATED PARTY TRANSACTIONS

Marcar Leasing Corporation (“Marcar”) was engaged in leasing machinery and vehicles to the public and the Company. Marcar is owned by family members of the Company’s Chairman. The terms of the leases are established based on the rates charged by independent leasing organizations and are believed by the Board of Directors to be more favorable than those generally available from independent third parties. Leases between the Company and Marcar generally provide for equal monthly payments over either thirty-six months or forty-eight months. During fiscal 2003, 2002 and 2001, the Company made lease payments to Marcar totaling $179, $204 and $266, respectively.

NOTE 15—REORGANIZATION OF GENCOR ACP, LTD. (ACP)

In June 2001, the Company’s wholly-owned U.K. subsidiary, ACP was reorganized under the direction of a receiver. The assets and business were sold to Gencor Industries Limited, another wholly-owned subsidiary of the Company. The name of this subsidiary was changed to Gencor International Limited (“Gencor International”). The reorganization resulted in a loss on the restructuring of assets of $1,758 and an extraordinary gain on debt extinguishment of $3,307. In 2003, Gencor International was placed into administration and the assets were sold to Gencor International Limited, a British Virgin Island corporation and subsidiary of the Company, and are included in assets held for sale. Gencor International’s operations were consolidated into the U.S. operations.

SCHEDULE II

Valuation and Qualifying Accounts

Description	Balance at Beginning of Year	Charges/Credits to Cost and Expenses	Additions/ (Deductions)		Balance at End of Year
Valuation accounts deducted from assets to which they apply:
For doubtful accounts receivable:
September 30, 2003	$1,234	$1,463	$(269)		$2,428
September 30, 2002	$1,629	$214	$(609)		$1,234
September 30, 2001	$3,146	$1,124	$(2,641	)(1)	$1,629
For inventory obsolescence:
September 30, 2003	$3,101	$276	$—		$3,377
September 30, 2002	$2,638	$504	$(41)		$3,101
September 30, 2001	$3,907	$416	$(1,685	)(1)	$2,638

(1)	Significant reductions due to the sale of the domestic and foreign operations of CPM during May 2001.