Form 10-Q
period 2003-12-31
GENCOR INDUSTRIES INC
filed 2004-02-13
CIK 64472

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE PERIOD ENDED December 31, 2003

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Yes     X                     No

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act.)

Yes                              No     X

Indicate number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date.

Class	Outstanding at January 31, 2004
Common stock, $.10 par value	6,884,070 shares
Class B stock, $.10 par value	1,798,398 shares

GENCOR INDUSTRIES, INC.

Part I. Financial Information

Item 1. Financial Statements

GENCOR INDUSTRIES, INC.

Condensed Consolidated Balance Sheets

In thousands, except share amounts

	December 31 2003	September 30 2003
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$378	$734
Accounts receivable, less allowance for doubtful accounts of $2,425 ($2,428 at September 30, 2003)	2,843	3,344
Inventories	14,828	12,560
Deferred income taxes	1,066	1,066
Prepaid expenses	1,622	1,627

Total current assets	20,737	19,331

Property and equipment, net	11,446	11,585
Assets held for sale	5,672	5,672
Other assets	3,976	4,046

Total assets	$41,831	$40,634

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$4,256	3,448
Customer deposits	2,820	1,106
Income and other taxes payable	3,753	3,639
Accrued expenses	8,462	8,325

Total current liabilities	19,291	16,518
Long-term debt	3,485	5,321
Deferred income taxes	2,877	2,877
Other liabilities	3,309	3,309

Total liabilities	28,962	28,025

Shareholders’ equity:
Preferred stock, par value $.10 per share; authorized 300,000 shares; none issued	—	—
Common stock, par value $.10 per share; 15,000,000 shares authorized; 6,971,470 shares issued	697	697
Class B stock, par value $.10 per share; 6,000,000 shares authorized: 1,890,398 shares issued	189	189
Capital in excess of par value	11,343	11,343
Retained Earnings	8,391	8,143
Accumulated other comprehensive loss	(5,952)	(5,964)
Subscription receivable from officer	(95)	(95)
Common stock in treasury, 179,400 shares at cost	(1,704)	(1,704)

	12,869	12,609

Total liabilities and shareholders’ equity	$41,831	$40,634

See notes to condensed consolidated financial statements.

GENCOR INDUSTRIES, INC.

Unaudited Condensed Consolidated Income Statements

In thousands, except per share amounts

	Three Months Ended December 31
	2003	2002
Net sales	$11,920	$13,274
Costs and expenses:
Costs of products sold	8,507	10,424
Product engineering and development	491	410
Selling, general and administrative	2,513	3,111

	11,511	13,945

Operating income (loss)	409	(671)
Other income (expense):
Interest income	7	28
Interest expense	(56)	(492)
Income from investees	—	4,239
Miscellaneous	85	(55)

	36	3,720

Income before income taxes	445	3,049
Income tax expense	197	1,478

Net income	$248	$1,571

Basic and diluted net income per common share:
Basic earnings per share	$0.03	$0.18

Diluted earnings per share	$0.03	$0.18

See notes to condensed consolidated financial statements.

GENCOR INDUSTRIES, INC.

Unaudited Condensed Consolidated Statements of Cash Flows

In thousands

	Three Months Ended December 31
	2003	2002
Cash flows from operations:
Net income	$248	$1,571
Adjustments to reconcile net income to cash provided by (used for) operations:
Depreciation and amortization	235	237
Bad debt expense	90	108
Change in assets and liabilities net of disposed business
Accounts receivable	411	(655)
Inventories	(2,268)	(89)
Prepaid expenses	5	257
Other assets	70	74
Accounts payable	808	257
Customer deposits	1,714	1,458
Income and other taxes payable	114	1,569
Accrued expenses	137	416

Total adjustments	1,316	3,632

Cash provided by operations	1,564	5,203

Cash flows from investing activities:
Capital expenditures	(96)	(7)

Cash used for investing activities	(96)	(7)

Cash flows from financing activities:
Repayment of debt	(1,836)	(2,644)

Cash used for financing activities	(1,836)	(2,644)

Effect of exchange rate changes on cash and cash equivalents	12	100

Increase (decrease) in cash and cash equivalents	(356)	2,652
Cash and cash equivalents at beginning of quarter	734	12,305

Cash and cash equivalents at end of quarter	$378	$14,957

See notes to condensed consolidated financial statements.

GENCOR INDUSTRIES, INC.

Notes to Condensed Consolidated Financial Statements

All amounts in thousands, except per share amounts

Note 1 – Basis of Presentation

The accompanying condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all material adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three months ended December 31, 2003 are not necessarily indicative of the results that may be expected for the year ended September 30, 2004.

The balance sheet at September 30, 2003 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

For further information, refer to the consolidated financial statements and footnotes thereto included in the Gencor Industries, Inc. Annual Report on Form 10-K for the year ended September 30, 2003.

Note 2 – Inventories

The components of inventory consist of the following:

	December 31 2003	September 30 2003
Raw materials	$6,229	$5,437
Work in process	3,724	2,898
Finished goods	3,994	3,274
Used equipment	881	951

	$14,828	$12,560

Note 3 – Earnings Per Share Data

The following table sets forth the computation of basic and diluted earnings per share for the periods indicated.

	Three Months Ended December 31
	2003	2002
Net income	$248	$1,571

Denominator (shares in thousands):
Weighted average shares outstanding	8,682	8,682
Effect of dilutive stock options	499	26

Denominator for diluted EPS computation	9,181	8,708

Per common share:
Basic:

Net income	$0.03	$0.18

Diluted:

Net income	$0.03	$0.18

Note 4 – Comprehensive Income (Loss)

The total comprehensive income (loss) for the three-months ended December 31, 2003 and 2002 was $260 and $1,656, respectively. Total comprehensive income (loss) differs from net income (loss) due to gains and losses resulting from foreign currency translation, which are reflected separately in the shareholders’ equity section of the balance sheet under the caption “Accumulated other comprehensive loss.” Gains and losses resulting from foreign currency transactions are included in income.

Note 5 – Income From Investees

During the first quarter of fiscal 2003, the Company received cash distributions of $4,239 from its 45% interest in Carbontronics LLC and 25% interest in Carbontronics II LLC and Carbontronics Fuels LLC. These interests were obtained as part of contracts to build four synthetic fuel production plants during 1998. During the first quarter of fiscal 2004, no distributions were received. Any distribution by the investments has been suspended pending the results of the current IRS examination of the partnerships. The Company has no basis in these investments nor requirement to provide future funding. Any income arising from these investments is dependent upon tax credits (adjusted for operating losses at the fuel plants) being generated as a result of synthetic fuel production, which will be recorded as received.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

Net sales for the quarters ended December 31, 2003 and 2002 were $11.9 million and $13.3 million, respectively. Domestic sales during the first quarter of fiscal 2004 were $11.2 million reflecting an increase of $2.4 million from year ago levels. Foreign sales were $3.8 million below the prior year as a portion of the UK operations were consolidated in the US to better control costs and margins.

Gross margins as a percent of net sales increased by 7.1% during the quarter ended December 31, 2003 from year ago levels. Gross margins improved on the lower consolidated sales as a result of the consolidation of the UK operations and higher domestic volume.

Product engineering and development costs combined with selling and administrative expenses have decreased from year ago levels, reflecting the consolidation of certain UK operations and the Company’s efforts to maintain the cost savings initiatives instituted during the first quarter of fiscal 2002. Selling and administrative expense includes $270 of costs related to the tender offer withdrawn in December 2003.

Other Income (Expense)

Interest expense for the first quarter of fiscal 2004 decreased by $436 from the first quarter of fiscal 2003, reflecting the refinancing in August 2003 with the corresponding decrease in our lending rate and a reduction in the debt balance.

There were no distributions from investments in Carbontronics LLC, Carbontronics II LLC, and Carbontronics Fuels LLC, in the first quarter of fiscal 2004. The investments are currently being examined by the Internal Revenue Service. Any distributions have been suspended subject to the results of the IRS examination. Distributions were $4,239 in the first quarter of 2003. Future benefits realizable by the Company on the synthetic fuel production plants depend on whether the production from these plants will continue to qualify for tax credits under Section 29 of the Internal Revenue Code and the ability to economically produce and successfully market synthetic fuel produced by the plants.

Income tax expense decreased by $1.3 million from year ago levels, reflecting the decrease in pre-tax income.

Liquidity and Capital Resources

On August 1, 2003, the Company entered into a Revolving Credit and Security Agreement with PNC Bank, N.A. The Agreement established a three year revolving $20 million credit facility. The facility provides for advances based on accounts receivable, inventory and real estate. As of December 31, 2003, the Company had $3.5 million borrowed on the facility. The facility includes a $2 million limit on letters of credit. At December 31, 2003, the Company had $.3 million of letters of credit outstanding. The interest rate at December 31, 2003, is at prime (4.00%) and subject to change based upon the Fixed Charge Coverage Ratio. The Company is required to maintain a Fixed Charge Coverage Ratio of 1.1:1. There are no required repayments as long as there are no defaults and there is adequate eligible collateral. Substantially all of Company’s assets are pledged as security under the Agreement.

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

At December 31, 2003, the Company had $3.5 million of debt outstanding. Under the Credit Agreement, the Company’s borrowings will bear interest at variable rates based upon the prime rate. The Company performed a sensitivity analysis assuming a hypothetical 1% adverse movement in the interest rates on the debt outstanding at the end of December 2003. Such a movement in interest rates would cause the Company to recognize additional quarterly interest expense of approximately $9 along with a corresponding decrease in cash flows.

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

GENCOR INDUSTRIES, INC.

February 13, 2004	By:	/s/ E.J. Elliott

E.J. Elliott, Chairman and President

February 13, 2004	By:	/s/ Scott W. Runkel

Scott W. Runkel, Chief Financial Officer