Form 10-K/A
period 2003-09-30
GENCOR INDUSTRIES INC
filed 2004-03-12
CIK 64472

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10 – K/A

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

None.

PART III

This Amendment on Form 10-K/A amends the Registrant’s Annual Report on Form 10-K for the year ended September 30, 2003, as filed by the Registrant on December 29, 2003, and is being filed to reflect portions of Items 10-13 of Form 10-K originally to be incorporated by reference.

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS

The names of directors and the Named Executive Officers of the Company are listed in the following table:

Name and Principal Occupation or Employment (1)	First Became a Director	First Became an Executive Officer
Directors for Class B Shareholders:

E. J. Elliott
Chairman of the Board and President (2) (3) (5)	1968	1968

John E. Elliott
Executive Vice President (2) (3) (5)	1985	1985

Randolph H. Fields (5)
Attorney, Greenberg Traurig, P.A. since October, 1995
(Co-managing Shareholder, Orlando office since August, 2001)	2002

David A. Air (5)
Director, Synuthane International Inc. and
SynuChina LLC since 1993. Engineering / Sales Consulting
Rubbercraft Inc., 1994 to 1999.	2004

Director for Common Stock Shareholders:

Russell R. Lee, III, CPA (5)
Vice-President of Finance and Administration/ Chief Financial Officer,
SinoFresh HealthCare, Inc. Previously served as Executive Vice-
President of Finance and Operations for Esprix Technologies, LLP.	2004

Executive Officers (4)

David F. Brashears
Senior Vice President Technology		1978

Marc G. Elliott (3)
President, Construction Equipment Group
Previously served as Vice President, Marketing		1993

Scott W. Runkel
Chief Financial Officer and Treasurer
Financial advisor prior to joining the Company in August 2000, and
former partner in the accounting firm of Ernst &Young.		2000

Jeanne M. Lyons
Secretary		1996

(1)	Except as otherwise indicated, there has been no change in principal occupation or employment during the past five years.
(2)	Member of the Executive Committee.
(3)	E.J. Elliott is the father of John E. Elliott and Marc G. Elliott.
(4)	Each executive officer holds office until his successor has been elected and qualified, or until his earlier resignation or removal.
(5)	Member of the Audit Committee and Compensation Committee.

Meetings of the Board of Directors and Certain Committees of the Board

During the fiscal year ended September 30, 2003, the Board of Directors of the Company held 5 meetings. All Directors attended more than 75% of the meetings.

The Compensation Committee endeavors to ensure that the compensation program for executive officers of the Company is effective in attracting and retaining key executives responsible for the success of the Company and in promoting its long-term interests and those of its stockholders. The committee, without applying any specific quantitative formulas, considers such factors as net income, earnings per share, duties and scope of responsibility, industry standards and comparable salaries for the geographic area, corporate growth, profits, goals and market share increases. The functions of the Compensation Committee include establishment of compensation plans for Gencor’s executive officers and administration of certain of Gencor’s employee benefit and compensation programs. During the fiscal year ended September 30, 2003, the Compensation Committee had one meeting which was attended by all members.

The Audit Committee’s responsibilities include selecting the Company’s auditors and reviewing the Company’s audit plan, financial statements and internal accounting and audit procedures. The Audit Committee Charter was adopted by the Board of Directors and a copy is included in last year’s Proxy Statement. During the fiscal year ended September 30, 2003, the Audit Committee had three meetings which were attended by all members. The Company’s 2003 fiscal year Audit Committee was initially composed of three board members, two of whom were independent as per NASDAQ definitions. The two independent Audit Committee members resigned from the Board of Directors on June 2, 2003 at which time the Audit Committee functions were assumed by the Board of Directors until January 16, 2004 when the Board of Directors elected two new replacement directors, Mr. David A. Air and Mr. Russell R. Lee, III. Messrs. Air and Lee are considered independent by NASDAQ rules. Mr. Lee now serves as the “audit committee financial expert.”

The Nominating Committee of the Company does not have a charter, but intends to develop one in the next fiscal year. At present the three members of the Nominating Committee are E. J. Elliott, John Elliott and Randolph Fields, none of whom are considered “independent” by NASDAQ rules. The Nominating Committee has developed guidelines with respect to whom it might consider for director candidates by stockholders or others, and believes that for smaller companies it is desirable and beneficial to recommend board candidates who possess a proven track record in heavy manufacturing operations, understand the company’s overall business, and are able to make maximum contribution to guiding the Company’s affairs. Accordingly, the Nominating Committee reviews recommendations of its individual members and gives considerable weight to candidates with industry-related experience and expertise that will benefit the Company. Additionally, the Nominating Committee believes that persons selected must have a serious work ethic and an ability to work as a constructive member of a team for the benefit of the stockholders.

Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires the Company’s directors, officers and certain stockholders to file with the Commission an initial statement of beneficial ownership and certain statements of changes in beneficial ownership of equity securities of the Company. Based solely on its review of such forms received by it, the Company is unaware of any instances of noncompliance, or late compliance, with such filings during the fiscal year ended September 30, 2003, by its officers, directors or stockholders.

Directors Fees

Directors’ fees are paid by the Company to non-employee directors at the rate of $1,000 per month, plus $1,000 per meeting attended. Total fees paid in fiscal 2003 were $47,000.

Communications with Directors

The Company has a process for holders of common stock to communicate with the boards of directors which request that such holders mail their communication by United States mail to the Company’s headquarters and to the attention of the director or directors with whom one wants to communicate c/o the Chief Executive Officer of the Company. The Chief Executive Officer shall cause this communication to be forwarded to the directors on a regular basis as soon as practicable.

Code of Ethics

The Company has adopted a code of ethics that applies to the Company’s principal executive officer, principal accounting officer and persons performing similar functions. The Company will provide to any person without charge, upon written request, addressed to its corporate headquarters, attention Corporate Secretary, a copy of such code of ethics.

REPORT OF THE AUDIT COMMITTEE

Management is responsible for the preparation, presentation and integrity of the Company’s financial statements, accounting and financial reporting principles and internal controls and procedures designed to assure compliance with accounting standards and applicable laws and regulations. The independent auditors, Moore Stephens Lovelace, P. A., are responsible for performing an independent audit of the consolidated financial statements in accordance with generally accepted auditing standards.

In performing its oversight role, the Audit Committee has considered and discussed the audited financial statements with management. The Audit Committee has also discussed with the independent auditors the matters required to be discussed by Statement on Auditing Standards No. 61, Communication with Audit Committees, as currently in effect. The Audit Committee has received the written disclosures and the letter from the independent auditors required by Independence Standards Board Standard No. 1, Independent Discussions with Audit Committees, as currently in effect, and has discussed with the auditors the auditors’ independence.

Based on the review and discussions described in this report, and subject to the limitations on the role and responsibilities of the Audit Committee with regard to its oversight functions referred to below, the Audit Committee approved the audited financial statements for inclusion in the Company’s Annual Report on Form 10-K for the fiscal years ended September 30, 2003, for filing with the Securities and Exchange Commission.

The members of the Audit Committee are not professionally engaged by the Company to practice auditing or accounting and the present members are not experts in the fields of accounting or auditing, including with respect to matters of auditor independence. Members of the Audit Committee rely without independent verification on the information provided to them and on the representations made by management and the independent auditors. Accordingly, the Audit Committee’s oversight does not provide an independent basis to determine that management has maintained appropriate accounting and financial reporting principles or appropriate internal controls and procedures designed to assure compliance with accounting standards and applicable laws and regulations. Furthermore, the Audit Committee’s considerations and discussions referred to above do not assure that the audit of the Company’s financial statements has been carried out in accordance with generally accepted auditing standards that the financial statements are presented in accordance with generally accepted accounting principles or that Moore Stephens Lovelace, P.A. is in fact independent.

Date: January 9, 2004	Respectfully submitted,

E.J.Elliott
John E. Elliott
Randolph H. Fields

ITEM 11. EXECUTIVE COMPENSATION

The following table presents certain annual and long-term compensation for the Company’s Chief Executive Officer, the four highest-paid executive officers other than the CEO, (collectively the “Named Executive Officers”) as well as the total compensation paid to each individual during the Company’s last three fiscal years:

SUMMARY COMPENSATION TABLE

		Annual Compensation			Long-Term Compensation Awards
Name and Principal Position	Year	Salary (1) ($)	Bonus ($)		Securities Underlying Options (#)	(2) All Other Compensation ($)
E. J. Elliott Chairman of the Board and President	2003 2002 2001	400,000 400,000 400,000	0 0 0		0 0 0	6,152 5,250 5,250

John E. Elliott Executive Vice President	2003 2002 2001	250,000 250,000 250,000	0 0 0		0 0 0	0 0 0

David F. Brashears Senior Vice President, Technology	2003 2002 2001	185,000 170,000 125,000	0 0 0	(a)	0 0 120,000	2,668 2,592 2,438

Marc G. Elliott President, Construction Equipment Group	2003 2002 2001	210,000 210,000 210,000	0 0 0		0 0 0	0 0 0

D. William Garrett Vice President, Sales	2002 2001	188,220 226,000	0 0	(a)	0 50,000	4,330 5,500

Scott W. Runkel Chief Financial Officer and Treasurer	2003 2002 2001	225,000 225,000 225,000	0 0 0		0 0 0	5,409 4,219 0

(a)	Includes grant of 40,000 shares each for options which expired on 7/24/01.
(1)	Does not include an amount for incidental personal use of business automobiles furnished by the Company to certain of its Named Executive Officers. The Company has determined that the aggregate incremental cost of such benefits to the Named Executive Officers does not exceed, as to any named individual, the lesser of $50,000 or 10% of the cash compensation reported for such person.
(2)	The compensation reported under All Other Compensation represents contributions to the Company’s 401(k) Plan on behalf of the Named Executive Officers to match 2001-2003 pretax executive contributions (included under salary) made by each executive officer to such plan.

Option Grants in Fiscal Year 2003

There were no options granted during the fiscal year 2003 to the Named Executive Officers.

Aggregated Option Exercises in Last Fiscal Year and Fiscal Year-End Option Values

The following table provides information concerning stock options exercised by each of the Named Executive Officers of Gencor during fiscal 2003 and the value of options held by such officers at the end of each year measured in terms of the closing price of Gencor Common Stock on September 30, 2003.

Name	Shares Acquired on Exercise (#)	Value Realized ($)	*Number of Securities Underlying Unexercised Options at September 30, 2003		*Value of Unexercised In-the-Money Options at September 30, 2003
E. J. Elliott	0	0	590,000	E	164,800
John E. Elliott	0	0	318,000	E	89,816
Marc G. Elliott	0	0	318,000	E	89,816
David F. Brashears	0	0	20,000	E	0
			72,000	U	67,200	U
			48,000	E	16,800	E
Scott W. Runkel	0	0	60,000	E	88,800	E
			40,000	U	59,200	U

*	Exercisable (E)/Unexercisable (U)

STOCK OPTION PLAN

1997 Stock Option Plan

In July 1996, the Company’s Board of Directors, subject to the approval of its shareholders, adopted the Gencor Industries, Inc. 1997 Stock Option Plan (the “1997 Plan”) which provides for the issuance of stock options to purchase an aggregate of up to 1,200,000 shares of the Company’s Common Stock, 1,200,000 shares of the Company’s Class B Stock and up to fifteen percent (15%) of the authorized common stock of any subsidiary .The 1997 Plan permits the grant of options to officers, directors and key employees of the Company. The 1997 Plan was approved by shareholders on April 11, 1997.

REPORT OF THE COMPENSATION COMMITTEE

General

During fiscal year 2003 the Compensation Committee (the “Committee”) of the Board of Directors consisted of the directors of the Company. The Compensation Committee administers the Company’s executive compensation program, monitors corporate performance and its relationship to compensation for executive officers, and makes appropriate recommendations concerning matters of executive compensation.

Compensation Philosophy

One of the major objectives of the Committee has been to develop and implement a compensation program designed to attract, motivate, reward and retain the broad-based management talent required to achieve the Company’s business objectives. The Committee believed that offering a competitive base salary and certain incentives designed to encourage achievement of the Company’s objectives were the two major components of its compensation philosophy.

Base Salary

The Company’s salary levels for executive officers are intended to be consistent with competitive pay practices of similar sized companies within the industry. In determining executive officers’ salaries, the Compensation Committee considered such factors as the level of responsibility, competitive trends, the financial performance and resources of the Company. An individual’s experience level, overall job performance, prior service and job knowledge were also important considerations.

Incentives

Incentives consist of stock options and, to a lesser extent, cash awards. The Committee believes that the compensation program should provide employees with an opportunity to increase their ownership and potential for financial gain from increases in the Company’s stock price. This approach closely aligns the interests of shareholders, executives and employees. Therefore, executives and other employees are eligible to receive stock options, giving them the right to purchase shares of the Company’s Common Stock at a specified price in the future. The grant of options is based primarily on a key employee’s potential contribution to the Company’s growth and profitability, as measured by the market value of the Company’s Common Stock. The granting of cash awards is discretionary and is not dependent on any one factor.

Date: January 9, 2004	Respectfully submitted,

THE COMPENSATION COMMITTEE

E.J. Elliott
John E. Elliott
Randolph H. Fields

STOCK PERFORMANCE GRAPH

The following graph sets forth the cumulative total shareholder return (assuming reinvestment of dividends) to Gencor Industries’ shareholders during the eight-year period ended September 30, 2003, as well as the Wilshire Small Capitalization Index and the Dow Jones Heavy Construction Index. The stock performance graph assumes $100 was invested on October 1, 1995. On December 22, 1997, a cash dividend of $0.025 per share (split adjusted) was declared by Gencor Industries, payable January 14, 1998 to shareholders of record on December 31, 1997.

Comparison of Cumulative Total Return Among Gencor Industries, Inc., the

Wilshire Small Capitalization Index and the Dow Jones Heavy Construction Index

	9/30/1995	9/30/1996	9/30/1997	9/30/1998	9/30/1999	9/30/2000	9/30/2001	9/30/2002	9/30/2003
					(1)	(2)
Gencor Industries, Inc.	100.00	145.79	272.24	616.60	—	57.49	99.19	66.80	95.14
DJ Heavy Construction Index	100.00	112.37	111.26	85.40	95.41	99.88	112.10	89.36	125.40
Wilshire Small Cap Index	100.00	113.33	162.63	129.25	162.39	216.42	154.43	172.89	201.42

(1)	On February 22, 1999, the American Stock Exchange suspended trading on the Company’s stock.
(2)	Effective June 1, 2000, the Company’s stock was de-listed from the American Stock Exchange. Subsequent to June 1, 2000, the Company’s stock has traded on the “pink sheets” under the stock symbol “GCRX” until 2003 when the stock symbol was changed to “GNCI”.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth certain information as of December 19, 2003 with respect to (i) each person known to management to be the beneficial owner of more than 5% of the Company’s Common Stock or Class B Stock, (ii) each Director, (iii) each Executive Officer of the Company named in the Summary Compensation Table, and (iv) the Directors and Executive Officers of the Company as a group. Except as otherwise noted, each named beneficial owner has sole voting and investment power over the shares shown.

	Amount and Nature of Beneficial Ownership (1)				Percent of Class (1)
Name And Address of Beneficial Owner	Common Stock		Class B Stock		Common Stock	Class B Stock
E. J. Elliott 5201 N. Orange Blossom Trail Orlando, Florida 32810	1,340,658	(2)(3)	1,348,318		17.9%	75.0%

John E. Elliott 5201 N. Orange Blossom Trail Orlando, Florida 32810	458,072		449,520	(4)	6.7%	21.2%

Marc G. Elliott 5201 N. Orange Blossom Trail Orlando, Florida 32810	120,000		419,520	(4)	1.7%	19.8%

David F. Brashears 5201 N. Orange Blossom Trail Orlando, Florida 32810	108,912	(5)	—		1.6%	—

Scott W. Runkel 5201 N. Orange Blossom Trail Orlando, Florida 32810	60,000	(6)	—		0.9%	—

Jeanne M. Lyons 5201 N. Orange Blossom Trail Orlando, Florida 32810	4,000	(7)	—		0.1%	—

All Directors and Executive Officers as a group (9 persons)	2,045,642	(9)	2,217,358	(10)	27.5%	91.1%

Harvey Houtkin 160 Summit Avenue Montvale, NJ 07645	1,634,767	(8)	—		23.7%	—

Mark Shefts 160 Summit Avenue Montvale, NJ 07645	471,010	(11)	—		6.8%	—

Domestic Securities Inc. 160 Summit Avenue Montvale, NJ 07645	439,041	(12)	—		6.4%	—

(1)	In accordance with Rule 13d-3-f the Securities Exchange Act of 1934, as amended, shares that are not outstanding, but that are subject, to option, warrants, rights or conversion privileges exercisable within 60 days have been deemed to be outstanding for the purpose of computing the percentage of outstanding shares owned by the individual having such right but have not been deemed outstanding for the purpose of computing the percentage for any other person,
(2)	Includes 48,978 shares owned by the Elliott Foundation, Inc.
(3)	Includes options to purchase 590,000 shares of Common Stock.

(4)	Includes options to purchase 318,000 shares of Class B Stock.
(5)	Includes options to purchase 68,000 shares of Common Stock.
(6)	Includes options to purchase 60,000 shares of Common Stock.
(7)	Includes options to purchase 4,000 shares of Common Stock.
(8)	Based on a Schedule 13D dated December 1, 2003 filed by Harvey Houtkin with the Securities and Exchange Commission. Amount beneficially owned is 1,634,767 shares (includes 467,358 shares owned by Mr. Houtkin’s wife Sherry Houtkin, as to which Mr. Houtkin disclaims beneficial ownership); 45,237 shares owned by Mr. Houtkin’s son Stuart; 30,000 shares owned by Attain Technology, Inc., of which Mr. Houtkin is vice president/secretary, a director and a 50 percent indirect beneficial owner.
(9)	Includes options to purchase 722,000 shares of Common Stock.
(10)	Includes options to purchase 636,000 shares of Class B Stock.
(11)	Based on a Schedule 13D dated November 7, 2003 filed by Mark Shefts with the Securities and Exchange Commission. Amount beneficially owned: 471,010 shares (includes 166,492 shares owned by Mr. Shefts’ wife Wanda Shefts, as to which Mr. Shefts disclaims beneficial ownership); 30,000 shares owned by Attain Technology, Inc., of which Mr. Shefts is president, a director and a 50 percent indirect beneficial owner; and 240,518 shares owned by Domestic Securities, Inc., a market maker in the issuer’s stock and of which Mr. Shefts is president, a director and a 50 percent indirect beneficial owner.
(12)	Based on a Schedule 13D dated November 30, 2003 filed by Domestic Securities, Inc. with the Securities and Exchange Commission. Amount beneficially owned: 439,041 shares; Domestic Securities does not have sole power to vote, direct the vote, dispose or direct the disposition of any of the 439,041 beneficially owned shares; Domestic has shared power to vote, direct the vote, dispose or direct the disposition of all 439,041 of the beneficially owned shares; Domestic Securities purchased securities of Gencor for its market making activities and on behalf of its customers. Domestic owned 544,776 shares of Gencor at the close of business on December 2, 2003. On December 3, 2003, Domestic sold 268,638 Gencor shares to its affiliate Attain Technology, Inc. and an additional 268,638 Gencor shares to its affiliate Attain Services, Corp.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The Company leases vehicles from Marcar Leasing Corporation (“Marcar”), a corporation engaged in general leasing to the public of machinery, as well as, vehicles owned by members of E.J. Elliott’s immediate family, including Marc G. Elliott. The terms of the leases are established based on the rates charged by independent leasing organizations and are believed by the Company to be more favorable than those generally available from independent third parties. Leases between the Company and Marcar generally provide for equal monthly payments over either thirty-six months or forty-eight months. During fisca1 2003, the Company made lease payments to Marcar in the aggregate amount of $179,000.

Randolph H. Fields, a director of the Company, is a principal shareholder of the law firm of Greenberg Traurig P.A., which serves as the Company’s primary legal counsel.

SIGNATURES

Pursuant to the requirements of Sections 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: March 12, 2004	GENCOR INDUSTRIES, INC.
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