Form 10-Q
period 2004-03-31
GENCOR INDUSTRIES INC
filed 2004-05-14
CIK 64472

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE PERIOD ENDED March 31, 2004

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act.)    Yes  ☐    No   ☒

Indicate number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date.

Class	Outstanding at May 14, 2004
Common stock, $.10 par value	6,884,070 shares
Class B stock, $.10 par value	1,798,398 shares

GENCOR INDUSTRIES, INC.

Part I. Financial Information

GENCOR INDUSTRIES, INC.

Condensed Consolidated Balance Sheets

In thousands, except share amounts

	March 31 2004	September 30 2003
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$850	$734
Accounts receivable, less allowance for doubtful accounts of $2,445 ($2,428 at September 30, 2003)	5,829	3,344
Inventories	13,213	12,560
Deferred income taxes	1,066	1,066
Prepaid expenses	1,381	1,627

Total current assets	22,339	19,331

Property and equipment, net	11,461	11,585
Assets held for sale	5,672	5,672
Other assets	3,935	4,046

Total assets	$43,407	$40,634

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$4,642	$3,448
Customer deposits	2,088	1,106
Income and other taxes payable	3,161	3,639
Accrued expenses	9,283	8,325

Total current liabilities	19,174	16,518
Long-term debt	3,394	5,321
Deferred income taxes	2,877	2,877
Other liabilities	3,309	3,309

Total liabilities	28,754	28,025

Shareholders’ equity:
Preferred stock, par value $.10 per share; authorized 300,000 shares; none issued	—	—
Common stock, par value $.10 per share; 15,000,000 shares authorized; 6,971,470 shares issued	697	697
Class B stock, par value $.10 per share; 6,000,000 shares authorized: 1,890,398 shares issued	189	189
Capital in excess of par value	11,343	11,343
Retained Earnings	10,131	8,143
Accumulated other comprehensive loss	(5,908)	(5,964)
Subscription receivable from officer	(95)	(95)
Common stock in treasury, 179,400 shares at cost	(1,704)	(1,704)

	14,653	12,609

Total liabilities and shareholders’ equity	$43,407	$40,634

See notes to unaudited condensed consolidated financial statements.

GENCOR INDUSTRIES, INC.

Unaudited Condensed Consolidated Income Statements

In thousands, except per share amounts

	Three Months Ended March 31		Six Months Ended March 31
	2004	2003	2004	2003
Net sales	$18,489	$20,916	$30,409	$34,190
Costs and expenses:
Costs of products sold	12,684	15,558	21,191	25,982
Product engineering and development	467	463	958	873
Selling, general and administrative	2,558	3,261	5,071	6,372

	15,709	19,282	27,220	33,227

Operating income	2,780	1,634	3,189	963

Other income (expense):
Interest income	3	38	10	66
Interest expense	(45)	(451)	(102)	(943)
Income from investees	—	4,409	—	8,648
Miscellaneous	33	2	119	(53)

	(9)	3,998	27	7,718

Income before income taxes	2,771	5,632	3,216	8,681
Income taxes	1,031	1,956	1,228	3,434

Net income	$1,740	$3,676	$1,988	$5,247

Per common share:
Basic and diluted earnings per share:
Basic earnings per share	$0.20	$0.42	$0.23	$0.60

Diluted earnings per share	$0.18	$0.42	$0.21	$0.60

See notes to unaudited condensed consolidated financial statements.

GENCOR INDUSTRIES, INC.

Unaudited Condensed Consolidated Statements of Cash Flows

In thousands

	Six Months Ended March 31
	2004	2003
Operating activities:
Net income	$1,988	$5,247
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	413	475
Income from investees	—	(8,648)
Bad debt expense	200	148
Change in assets and liabilities
Accounts receivable	(2,685)	(567)
Inventories	(653)	1,205
Prepaid expenses	246	351
Other assets	28	113
Accounts payable	1,194	(707)
Customer deposits	982	2,717
Income and other taxes payable	(478)	2,470
Accrued expenses and other	958	239

Total adjustments	205	(2,204)

Net cash provided by operating activities	2,193	3,043

Investing activities:
Distributions from unconsolidated investees	—	8,648
Capital expenditures	(206)	(63)

Net cash provided by (used in) investing activities	(206)	8,585

Financing activities:
Repayment of debt	(1,927)	(5,953)

Net cash used for financing activities	(1,927)	(5,953)

Effect of exchange rate changes on cash and cash equivalents	56	40

Increase in cash and cash equivalents	116	5,715
Cash and cash equivalents, beginning of period	734	12,305

Cash and cash equivalents, end of period	$850	$18,020

See notes to unaudited condensed consolidated financial statements.

GENCOR INDUSTRIES, INC.

Notes to Unaudited Condensed Consolidated Financial Statements

All amounts in thousands, except per share amounts

Note 1 – Basis of Presentation

The accompanying condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all material adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three- and six-month periods ended March 31, 2004 are not necessarily indicative of the results that may be expected for the year ended September 30, 2004.

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

Note 2 – Inventories

The components of inventory consist of the following:

	March 31 2004	September 30 2003
Raw materials	$6,177	$5,437
Work in process	2,259	2,898
Finished goods	3,584	3,274
Used equipment	1,193	951

	$13,213	$12,560

Note 3 – Earnings Per Share Data

The following table sets forth the computation of basic and diluted earnings per share:

	Three Months Ended March 31		Six Months Ended March 31
	2004	2003	2004	2003
Net income	$1,740	$3,676	$1,988	$5,247

Denominator (shares in thousands):
Weighted average shares outstanding	8,682	8,682	8,682	8,682
Effect of dilutive stock options	730	—	614	—

Denominator for diluted EPS computation	9,412	8,682	9,296	8,682

Per common share:
Basic:

Net income	$0.20	$0.42	$0.23	$0.60

Diluted:

Net income	$0.18	$0.42	$0.21	$0.60

The weighted average diluted common shares outstanding for the first two quarters of 2003 exclude the effect of 1,616,000 of stock options, due to their anti-dilutive effect.

Note 4 – Comprehensive Income

Total comprehensive income for the three-and six-months ended March 31, 2004 was $1,765 and $2,035 respectively, compared to the total comprehensive income for the three- and six-months ended March 31, 2003 of $3,579 and $5,235, respectively. Total comprehensive income differs from net income due to gains and losses resulting from foreign currency translation, which are reflected separately in the shareholders’ equity section of the balance sheet under the caption “Accumulated other comprehensive loss.” Gains and losses resulting from foreign currency transactions are included in income.

Note 5 – Income From Investees

During the first and second quarter of fiscal 2003, the Company received cash distributions of $4,239 and $4,409, respectively from its 45% interest in Carbontronics LLC and 25% interest in Carbontronics II LLC and Carbontronics Fuels LLC. These interests were obtained as part of contracts to build four synthetic fuel production plants during 1998. During the first and second quarters of fiscal 2004, no distributions were received. Any distribution by the investments has been suspended pending the results of the current IRS examination of the partnerships. The Company has no basis in these investments nor requirement to provide future funding. Any income arising from these investments is dependent upon tax credits (adjusted for operating losses at the fuel plants) being generated as a result of synthetic fuel production, which will be recorded as received.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

Net sales for the six-months ended March 31, 2004 and 2003 were $30.4 million and $34.2 million, respectively. Domestic sales for the six-month period of fiscal 2004 were $29.7 million reflecting a $4.5 million increase from year ago levels. Foreign sales were $8.3 million below the prior year as a portion of the UK operations were consolidated in the US to better control costs and margins.

Gross margins as a percent of net sales increased by 6.3% during the six months ended March 31, 2004 from year ago levels. Gross margins improved on the lower consolidated sales as a result of the consolidation of the UK operations and higher domestic volume.

Product engineering and development costs combined with selling and administrative expenses have decreased from year ago levels, as a result of the consolidation of certain UK operations. Selling and administrative expense includes $270 of costs related to the tender offer withdrawn in December 2003.

Sales for the three months ended March 31, 2004 were $2.4 million lower than the prior year. Domestic sales increased $2.1 million and foreign revenues were lower than the prior year by $4.5 million due to the consolidation of certain UK operations. Margins increased and selling and administrative expenses also decreased due to the consolidation.

Other Income (Expense)

Interest expense for the three and six month period of fiscal 2004 decreased by $406 and $841, respectively from the previous years, reflecting the refinancing in August 2003 with the corresponding decrease in our lending rate and a reduction in the debt balance.

There were no distributions from investments in Carbontronics LLC, Carbontronics II LLC, and Carbontronics Fuels LLC, in the first or second quarter of fiscal 2004. The investments are currently being examined by the Internal Revenue Service. Any distributions have been suspended subject to the results of the IRS examination. Distributions were $4,239 and $4,409 in the first and second quarters of 2003. Future benefits realizable by the Company on the synthetic fuel production plants depend on whether the production from these plants will continue to qualify for tax credits under Section 29 of the Internal Revenue Code and the ability to economically produce and successfully market synthetic fuel produced by the plants.

Income tax expense decreased by $925 and $2.2 million for the three and six month period, respectively of fiscal 2004, reflecting the decrease in pre-tax income.

Liquidity and Capital Resources

On August 1, 2003, the Company entered into a Revolving Credit and Security Agreement with PNC Bank, N.A. The Agreement established a three year revolving $20 million credit facility. The facility provides for advances based on accounts receivable, inventory and real estate. As of March 31, 2004, the Company had $3.4 million borrowed on the facility. The facility includes a $2 million limit on letters of credit. At March 31, 2004, the Company had $.3 million of letters of credit outstanding. The interest rate at March 31, 2004, is at prime less .25% (3.75%) and subject to change based upon the Fixed Charge Coverage Ratio. The Company is required to maintain a Fixed Charge Coverage Ratio of 1.1:1. There are no required repayments as long as there are no defaults and there is adequate eligible collateral. Substantially all of Company’s assets are pledged as security under the Agreement.

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

Forward-Looking Information

This Form 10-Q contains certain “forward-looking statements” within the meaning of Section 21-E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), which represent the Company’s expectations and beliefs, including, but not limited to, statements concerning gross margins, sales of the Company’s products and future financing plans. These statements by their nature involve substantial risks and uncertainties, certain of which are beyond the Company’s control. Actual results may differ materially depending on a variety of important factors, including the financial condition of the Company’s customers, changes in the economic and competitive environments and demand for the Company’s products.

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

At March 31, 2004, the Company had approximately $3.4 million of debt outstanding. Under the Credit Agreement the Company’s borrowings will bear interest at variable rates based upon the prime rate less .25%. The Company performed a sensitivity analysis assuming a hypothetical 1% adverse movement in the interest rates on the debt outstanding at the end of March 2004. Such a movement in interest rates would cause the Company to recognize additional interest expense for the six-month period ended March 31, 2004 of approximately $17 along with a corresponding decrease in cash flows.

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

GENCOR INDUSTRIES, INC.

May 14, 2004	By:	/s/ E.J. Elliott
E.J. Elliott, Chairman and President

May 14, 2004	By:	/s/ Scott W. Runkel
Scott W. Runkel, Chief Financial Officer