Form 10-Q
period 2004-06-30
GENCOR INDUSTRIES INC
filed 2004-08-13
CIK 64472

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE PERIOD ENDED June 30, 2004

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act.)    Yes  ☐    No  ☒

Indicate number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date.

Class	Outstanding at July 28, 2004
Common stock, $.10 par value	6,921,570 shares
Class B stock, $.10 par value	1,798,398 shares

GENCOR INDUSTRIES, INC.

Part I. Financial Information

Item 1. Financial Statements

GENCOR INDUSTRIES, INC.

Condensed Consolidated Balance Sheets

In thousands, except share amounts

	June 30 2004	September 30 2003
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$310	$734
Accounts receivable, less allowance for doubtful accounts of $2,498 ($2,428 at September 30, 2003)	3,495	3,344
Inventories	11,456	12,560
Deferred Income Taxes	1,066	1,066
Prepaid expenses	1,007	1,627

Total current assets	17,334	19,331

Property and equipment, net	11,438	11,585
Assets held for sale	5,672	5,672
Other assets	3,895	4,046

Total assets	$38,339	$40,634

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$3,469	$3,448
Customer deposits	1,244	1,106
Income and other taxes payable	4,262	3,639
Accrued expenses	9,354	8,325

Total current liabilities	18,329	16,518
Long-term debt	806	5,321
Deferred Income Taxes	577	2,877
Other liabilities	3,309	3,309

Total liabilities	23,021	28,025

Shareholders’ equity:
Preferred stock, par value $.10 per share; authorized 300,000 shares; none issued	—	—
Common stock, par value $.10 per share; 15,000,000 shares authorized; 6,988,970 shares issued (6,971,470 shares issued September 30, 2003)	699	697
Class B stock, par value $.10 per share; 6,000,000 shares authorized: 1,890,398 shares issued	189	189
Capital in excess of par value	11,370	11,343
Retained Earnings	10,776	8,143
Accumulated other comprehensive loss	(5,917)	(5,964)
Subscription receivable from officer	(95)	(95)
Common stock in treasury, 179,400 shares at cost	(1,704)	(1,704)

	15,318	12,609

Total liabilities and shareholders’ equity	$38,339	$40,634

See notes to unaudited condensed consolidated financial statements.

GENCOR INDUSTRIES, INC.

Unaudited Condensed Consolidated Income Statements

In thousands, except per share amounts

	Three Months Ended June 30		Nine Months Ended June 30
	2004	2003	2004	2003
Net sales	$12,407	$14,134	$42,816	$48,324
Costs and expenses:
Costs of products sold	8,573	9,609	29,764	35,591
Product engineering and development	454	436	1,411	1,309
Selling, general and administrative	2,419	3,998	7,490	10,370

	11,446	14,043	38,665	47,270

Operating income	961	91	4,151	1,054

Other income (expense):
Interest income	3	42	14	108
Interest expense	(29)	(308)	(131)	(1,251)
Income from investees	—	4,780	—	13,428
Miscellaneous	11	65	129	12

	(15)	4,579	12	12,297

Income before income taxes	946	4,670	4,163	13,351
Income taxes	302	2,382	1,530	5,816

Net income	$644	$2,288	$2,633	$7,535

Per common share:
Basic and diluted earnings per share:
Basic earnings per share	$0.07	$0.26	$0.30	$0.87

Diluted earnings per share	$0.07	$0.26	$0.28	$0.85

See notes to unaudited condensed consolidated financial statements.

GENCOR INDUSTRIES, INC.

Unaudited Condensed Consolidated Statements of Cash Flows

In thousands

	Nine Months Ended June 30
	2004	2003
Operating activities:
Net income	$2,633	$7,535
Adjustments to reconcile net income to cash provided by (used for) operating activities:
Deferred income taxes	(2,300)	—
Depreciation and amortization	619	706
Income from investees	—	(13,428)
Bad debt expense	260	1,474
Change in assets and liabilities
Accounts receivable	(411)	1,767
Inventories	1,104	4,911
Prepaid expenses	620	807
Other assets	27	9
Accounts payable	21	(2,122)
Customer deposits	138	418
Income and other taxes payable	623	4,784
Accrued expenses and other	1,029	(1,510)

Total adjustments	1,730	(2,184)

Net cash provided by operating activities	4,363	5,351

Investing activities:
Distributions from unconsolidated investees	—	13,428
Capital expenditures	(348)	(84)
Stock options exercised	17	—

Net cash provided by (used for) investing activities	(331)	13,344

Financing activities:
Repayment of debt	(4,515)	(15,142)

Net cash used for financing activities	(4,515)	(15,142)

Effect of exchange rate changes on cash and cash equivalents	59	255

Increase (decrease) in cash and cash equivalents	(424)	3,808
Cash and cash equivalents, beginning of period	734	12,305

Cash and cash equivalents, end of period	$310	$16,113

See notes to unaudited condensed consolidated financial statements.

GENCOR INDUSTRIES, INC.

Notes to Unaudited Condensed Consolidated Financial Statements

All amounts in thousands, except per share amounts

Note 1 – Basis of Presentation

The accompanying condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all material adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three- and nine-month periods ended June 30, 2004 are not necessarily indicative of the results that may be expected for the year ending September 30, 2004.

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

Note 2 – Inventories

The components of inventory consist of the following:

	June 30 2004	September 30 2003
Raw materials	$5,888	$5,437
Work in process	2,138	2,898
Finished goods	2,445	3,274
Used equipment	985	951

	$11,456	$12,560

Note 3 – Earnings Per Share Data

The following table sets forth the computation of basic and diluted earnings per share:

	Three Months Ended June 30		Nine Months Ended June 30
	2004	2003	2004	2003
Net income	$644	$2,288	$2,633	$7,535

Denominator (shares in thousands):
Weighted average shares outstanding	8,684	8,682	8,683	8,682
Effect of dilutive stock options	991	190	738	190

Denominator for diluted EPS computation	9,675	8,872	9,421	8,872

Per common share:
Basic:

Net income	$0.07	$0.26	$0.30	$0.87

Diluted:

Net income	$0.07	$0.26	$0.28	$0.85

Note 4 – Comprehensive Income (Loss)

Total comprehensive income for the three-and nine-months ended June 30, 2004 was $634 and $2,680 respectively, which compares to the total comprehensive income for the three- and nine-months ended June 30, 2003 of $2,277 and $7,512, respectively. Total comprehensive income differs from net income due to unrealized gains and losses resulting from foreign currency translation, which are reflected separately in the shareholders’ equity section of the balance sheet under the caption “Accumulated other comprehensive loss.” Realized gains and losses resulting from foreign currency transactions are included in income.

Note 5 – Income From Investees

During the three- and nine months ended June 30, 2003, the Company received cash distributions of $4,780 and $13,428, respectively from its 45% interest in Carbontronics LLC and 25% interest in Carbontronics II LLC and Carbontronics Fuels LLC. These interests were obtained as part of contracts to build four synthetic fuel production plants during 1998. No distributions were received during fiscal year 2004. Any distribution by the investments has been suspended pending the results of the current IRS examination of the partnerships. The Company has no basis in these investments nor requirement to provide future funding. Any income arising from these investments is dependent upon tax credits (adjusted for operating losses at the fuel plants) being generated as a result of synthetic fuel production, which will be recorded as received.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

Net sales for the nine-months ended June 30, 2004 and 2003 were $42.8 million and $48.3 million, respectively. Domestic sales for the nine-month period of fiscal 2004 increased $3.1 million from year ago levels. Foreign sales were $8.6 million below the prior year as a portion of the UK operations were consolidated in the US to better control costs and margins.

Gross margins as a percent of net sales increased by 4.2% during the nine months ended June 30, 2004 from year ago levels. Gross margins improved on the lower consolidated sales as a result of the consolidation of the UK operations and higher domestic volume.

Product engineering and development costs combined with selling and administrative expenses have decreased from year ago levels, as a result of the consolidation of certain UK operations. Selling and administrative expense includes $270 of costs related to the tender offer withdrawn in December 2003.

Sales for the three months ended June 30, 2004 were $1.7 million lower than the prior year. Domestic sales decreased $1.2 million and foreign revenues were lower than the prior year by $.5 million due to the consolidation of certain UK operations. Margins were maintained and selling and administrative expenses decreased due to the consolidation.

Interest expense for the three- and nine- month period of fiscal 2004 decreased by $279 and $1,120, respectively from the previous years, reflecting the refinancing in August 2003 with the corresponding decrease in our lending rate and a reduction in the debt balance.

There were no distributions from investments in Carbontronics LLC, Carbontronics II LLC, and Carbontronics Fuels LLC, in fiscal 2004. The investments are currently being examined by the Internal Revenue Service. Any distributions have been suspended subject to the results of the IRS examination. Distributions were $4,780 and $13,428 for the three- and nine-months ended June 30, 2003. Future benefits realizable by the Company on the synthetic fuel production plants depend on whether the production from these plants will continue to qualify for tax credits under Section 29 of the Internal Revenue Code and the ability to economically produce and successfully market synthetic fuel produced by the plants.

Income tax expense decreased by $2.1 million for the three month period and decreased $4.3 million for the nine- month period, respectively of fiscal 2004, reflecting the decrease in pre-tax income.

Liquidity and Capital Resources

On August 1, 2003, the Company entered into a Revolving Credit and Security Agreement with PNC Bank, N.A. The Agreement established a three year revolving $20 million credit facility. The facility provides for advances based on accounts receivable, inventory and real estate. As of June 30, 2004, the Company had $.8 million borrowed on the facility. The facility includes a $2 million limit on letters of credit. At June 30, 2004, the Company had $.3 million of letters of credit outstanding. The interest rate at June 30, 2004, is at prime less .25% (3.75%) and subject to change based upon the Fixed Charge Coverage Ratio. The Company is required to maintain a Fixed Charge Coverage Ratio of 1.1:1. There are no required repayments as long as there are no defaults and there is adequate eligible collateral. Substantially all of the Company’s assets are pledged as security under the Agreement.

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

At June 30, 2004, the Company had approximately $.8 million of debt outstanding. Under the Credit Agreement the Company’s borrowings bear interest at variable rates based upon the prime rate less .25%. The Company performed a sensitivity analysis assuming a hypothetical 1% adverse movement in the interest rates on the debt outstanding at the end of June 2004. Such a movement in interest rates would cause the Company to recognize additional interest expense for the nine-month period ended June 30, 2004 of approximately $6 along with a corresponding decrease in cash flows.

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

Item 4. Controls and Procedures

The Company’s President and Chief Financial Officer evaluated the Company’s disclosure controls and procedures as of the end of the period covered by this quarterly report. Based upon this evaluation, the Company’s President and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective in ensuring that material information required to be disclosed is included in the reports that it files with the Securities and Exchange Commission.

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

GENCOR INDUSTRIES, INC.

August 13, 2004	By:	/s/ E.J. Elliott
E.J. Elliott, Chairman and President

August 13, 2004	By:	/s/ Scott W. Runkel
Scott W. Runkel, Chief Financial Officer