Form 10-K
period 2004-09-30
GENCOR INDUSTRIES INC
filed 2004-12-21
CIK 64472

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10 – K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15[d] OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended September 30, 2004

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

The aggregate market value of the common equity held by non-affiliates computed by reference to the price at which the common equity was last sold as of the last business day of the most recently completed second fiscal quarter was $34,141,302.

Indicate the number of shares outstanding of each of the Registrant’s classes of Common Stock, as of the latest practicable date: 7,026,070 shares of Common Stock ($.10 par value) and 1,786,398 shares of Class B Stock ($.10 par value) as of December 14, 2004.

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

On August 8, 2003, Gencor Industries, Inc. (“Gencor”) was notified by its investee General Partner that the income tax returns for its synthetic fuel producing partnership are being audited. As previously reported, the Limited Partners may declare a “Tax Event” and suspend further distributions indefinitely. Gencor was informed that the Limited Partners have declared a “Tax Event” and therefore future distributions had ceased.

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

Products

Asphalt Plants. The Company manufactures and produces hot-mix asphalt plants used in the production of asphalt paving materials. The Company also manufactures related asphalt plant equipment including hot mix storage silos, fabric filtration systems, cold feed bins and other plant components. The Company H&B (Hetherington and Berner) business built the first asphalt batch plant in 1894 and is the world’s oldest asphalt plant line. The Company’s subsidiaries, Bituma Corporation, formerly known as Boeing Construction Company, developed the continuous process for asphalt production, which has been adopted as the United States industry’s standard technology, as well as patented the counterflow technology, several adaptations of which have become the new standard, which recaptures and burns emissions and vapors, resulting in a cleaner and more efficient process. The Company manufactures a very comprehensive range of fully mobile batch plants, as well as mobile shredders and trommel screens.

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

Fluid Heat Transfer Systems. The Company’s General Combustion subsidiaries in the USA and U.K. manufacture the Hy-Way heat and Beverley lines of thermal fluid heat transfer systems and specialty storage tanks for a wide array of industry uses. Thermal fluid heat transfer systems are similar to boilers, but use high temperature oil instead of water. Thermal fluid heaters have been replacing steam pressure boilers as the best method of heat transfer for storage, heating and pumping viscous materials (i.e., asphalt, chemicals, heavy oils, etc.) in many industrial and petrochemical applications worldwide. The Company believes the high efficiency design of its thermal fluid heaters can outperform competitive units in many types of process applications. Heaters are available for vertical, horizontal and underground tanks in steel, stainless steel, and other materials designed to meet large or small specific job requirements.

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

Sales Backlog

The Company’s manufacturing processes allow for a relatively short turnaround from the order date to shipment date of usually less than ninety (90) days. Therefore, the size of the Company’s backlog should not be viewed as an indicator of the Company’s annualized revenues or future financial results. The Company’s backlog was approximately $13 million and $12 million as of December 1, 2004 and December 18, 2003, respectively.

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

The Company has conducted environmental assessments consistent with recognized standards of due diligence on properties and businesses which it acquired. These assessments had not identified contamination resulting from acquired properties that would be reasonably likely to result in a material adverse effect on the Company’s business, results of operations, or financial condition.

Employees

As of September 30, 2004, the Company employed a total of 299 employees; there were 289 employees in the domestic U.S. operations and 10 employees in the U.K. operations. The Company has collective bargaining agreements covering production and maintenance employees at its Marquette, Iowa facilities. The remaining domestic employees are not represented by a labor union or collective bargaining agreement. The Company believes that its relationship with its employees is good.

ITEM 2. PROPERTIES

The following table lists the properties owned or leased by the Company as of September 30, 2004:

Location	Owned Acreage	Square Footage	Principal Function
Billingshurst, West Sussex England (1)	1.2	5,000	Offices
Leicester, England (1)	6.0	97,000	Offices and manufacturing
Marquette, Iowa (1)	72.0	137,000	Offices and manufacturing
Orlando, Florida (1)	27.0	171,000	Corporate offices and manufacturing

Denver, Colorado		6,500	Offices and warehouse short-term lease

(1)	These properties are owned and pledged as security under the Company’s credit agreement.

As of September 30, 2004, the Company still owns offices and manufacturing facility in Araraquara, Brazil. This facility is approximately 295,000 square feet of space on 29.2 acres. This facility is part of the discontinued operations. The Leicester, England facility is included in Assets held for sale as of September 30, 2004.

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

None.

PART II

ITEM 5. MARKET FOR THE REGISTRANT’S COMMON EQUITY AND RELATED SHAREHOLDER MATTERS

The Company’s stock is traded over the counter on the Pink Sheets. Following are the high and low per share closing bid prices for our common stock for the periods indicated:

	HIGH	LOW
2004
First Quarter	3.40	2.20
Second Quarter	6.35	3.03
Third Quarter	7.20	4.90
Fourth Quarter	8.25	6.30

2003
First Quarter	1.85	0.93
Second Quarter	1.85	1.04
Third Quarter	3.25	1.15
Fourth Quarter	3.45	2.15

As of December 14, 2004, there were 377 holders of Common Stock of record and 7 holders of Class B Stock of record.

Dividend Policy

The Company has not paid any dividends during the last two fiscal years and there is no intention to pay cash dividends in the foreseeable future.

EQUITY COMPENSATION PLAN

In the following table is information about our common stock that may be issued upon exercise of options, warrants and rights under all of our existing equity compensation plans and arrangements as of September 30, 2004, including the 1997 Stock Option Plan and the 1992 Stock Option Plan.

Plan Category	Number of Securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of Securities remaining available for future issuance under equity compensation plans (excluding securities reflected in second column)
Equity compensation plans approved by security holders	1,416,000	1.74	1,476,000
Equity compensation plans not approved by security holders	0	0	0

Total	1,416,000	1.74	1,476,000

ITEM 6. SELECTED FINANCIAL DATA

	Years Ended September 30
	2004	2003	2002	2001	2000
			(in thousands, except per share data)
Net revenue from continuing operations	$54,070	$55,898	$67,485	$71,134	$96,808
Operating income (loss) from continuing operations	$4,171	$(1,173)	$2,059	$(3,870)	$3,848
Income (loss) from continuing operations	$2,604	$7,260	$1,829	$(4,248)	$1,268
Discontinued operations: (1)
Operating income (loss)	$—	$—	$241	$5,695	$(476)
Gain on sale of businesses	$—	$—	$—	$3,835	$—
Extraordinary item- debt extinguishment	$—	$—	$—	$3,641	$—

Net income (loss)	$2,604	$7,260	$2,070	$8,923	$792

Per share data:
Basic:
Income (loss) from continuing operations	$0.30	$0.84	$0.21	$(0.49)	$0.14
Discontinued operations: (1)
Operating income (loss)	$—	$—	$0.03	$0.66	$(0.05)
Gain on sale of businesses	$—	$—	$—	$0.44	$—
Extraordinary item - debt extinguishment	$—	$—	$—	$0.42	$—

Net income (loss)	$0.30	$0.84	$0.24	$1.03	$0.09

Diluted:
Income (loss) from continuing operations	$0.27	$0.82	$0.20	$(0.49)	$0.14
Discontinued operations: (1)
Operating income (loss)	$—	$—	$0.03	$0.66	$(0.05)
Gain on sale of businesses	$—	$—	$—	$0.44	$—
Extraordinary item - debt extinguishment	$—	$—	$—	$0.42	$—

Net income (loss)	$0.27	$0.82	$0.23	$1.03	$0.09

Cash dividends declared per common share	$—	$—	$—	$—	$—

Selected balance sheet data:

	September 30,
	2004	2003	2002	2001	2000
Current assets	$22,195	$19,331	$41,767	$47,956	$85,869
Current liabilities	$18,437	$16,518	$29,243	$29,671	$140,672
Total assets	$42,812	$40,634	$62,184	$69,587	$139,946
Long-term debt, less current maturities	$5,701	$5,321	$24,337	$34,333	$—
Shareholders’ equity (deficit)	$15,294	$12,609	$5,295	$2,274	$(7,423)

(1)	The operating results of the food processing equipment manufacturing businesses (CPM) are reflected as discontinued operations.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

“Forward-Looking” Information

This Form 10-K contains certain “forward-looking statements” within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), which represent the Company’s expectations and beliefs, including, but not limited to, statements concerning gross margins, sales of the Company’s products and future financing plans, income from investees and litigation. These statements by their nature involve substantial risks and uncertainties, certain of which are beyond the Company’s control. Actual results may differ materially depending on a variety of important factors, including the financial condition of the Company’s customers, changes in the economic and competitive environments, whether or not the Company receives income from its investees, and demand for the Company’s products.

Results of Operations

Year ended September 30, 2004 compared with the year ended September 30, 2003

Net sales for the years ended September 30, 2004 and 2003 were $54.1 million and $55.9 million, respectively. Domestic sales during this period for 2004 and 2003 were $52.3 million and $43.1 million, respectively. The decline in sales is related to reduced foreign sales primarily due to the increased competition and consolidation of a portion of its UK operation in the US to better control costs and margins.

Gross margins as a percent of net sales were 29.4% in 2004 and 24.1% of sales for 2003. In 2003, foreign margins were only 14% and therefore a portion of the UK operations was consolidated into the US operation. Domestic margins were negatively affected by $.6 million in 2004 and $1.5 million in 2003 due to an increase in the LIFO reserve.

Product engineering and development costs increased 12% during 2004 due to additional engineering staff. Selling and administrative expenses decreased $3.1 million (24%) during 2004 as over $3.6 million of costs in 2003 were eliminated in the consolidation of certain UK operations into the US. Selling and administrative expenses includes $270 of costs related to the tender offer withdrawn in December 2003.

Operating (loss) was ($1,173) in 2003 as a result of foreign operating losses of $2.8 million and $1.5 million of increases in the domestic LIFO inventory reserves. Operating income increased to $4.2 million and 8% of net sales for 2004, as a result of increased domestic business and the consolidation of certain foreign operations.

Interest expense during 2004 is less than 2003 due to reduced average borrowings and a lower interest rate. The debt was refinanced on August 1, 2003 with interest at the prime rate.

Income from investees consisted of cash distributions of $13,428 in 2003. There were no distributions from investments in Carbontronics LLC, Carbontronics II LLC, and Carbontronics Fuels LLC, in fiscal 2004. The investments are currently being examined by the Internal Revenue Service. Any distributions have been suspended subject to the results of the IRS examination. Future benefits realizable by the Company on the synthetic fuel production plants depend on whether the production from these plants will continue to qualify for tax credits under Section 29 of the Internal Revenue Code and the ability to economically produce and successfully market synthetic fuel produced by the plants.

Income taxes were 37% of pre-tax income for 2004 and 34% for 2003. The effective rate was higher in 2004 primarily due to state income taxes.

Year ended September 30, 2003 compared with the year ended September 30, 2002

Net sales for the years ended September 30, 2003, and 2002, were $55.9 million and $67.5 million, respectively. Domestic sales during this period for 2003 and 2002 were $43.1 million and $41.2 million, respectively. The decline related to reduced foreign sales primarily due to the stalling of Asian sales in the spring due to the SARS epidemic and lower order intake. Increased competition resulted in fewer foreign orders. The Company consolidated a portion of its UK operation in the US to better control costs and margins.

Gross margins as a percent of net sales were 24.1% in 2003 and 24.5% of sales for 2002. Foreign margins were only 14% and therefore a portion of the UK operations was consolidated into the US operation. Domestic margins were negatively affected by $1.5 million increase in the LIFO reserve.

Product engineering and development costs remained constant during 2003. Selling and administrative expenses increased $414 (3%) during 2003. Restructuring costs, which consist of legal and professional fees relating to the reorganization in 2002, were $302 for fiscal 2002.

Operating income (loss) was ($1,173) in 2003 versus $2,059 in 2002. This was a result of foreign operating losses of $2.8 million and $1.5 million of increases in the domestic LIFO inventory reserves.

Interest expense during 2003 is less than 2002 due to reduced borrowings and a lower interest rate. The debt was refinanced on August 1, 2003 with interest at the prime rate.

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

Liquidity and Capital Resources

On August 1, 2003, the Company entered into a Revolving Credit and Security Agreement with PNC Bank, N.A. The Agreement established a three year revolving $20 million credit facility. The facility provides for advances based on accounts receivable, inventory and real estate. The facility includes a $2 million limit on letters of credit. At September 30, 2004, the Company had $.3 million of letters of credit outstanding. The interest rate at September 30, 2004, is at prime (4.75%) and subject to change based upon the Fixed Charge Coverage Ratio. The Company is required to maintain a Fixed Charge Coverage Ratio of 1.1:1. There are no required repayments as long as there are no defaults and there is adequate eligible collateral. Substantially all of Company’s assets are pledged as security under the Agreement. The borrowings under the previous credit agreements were paid in full with cash and proceeds from this new Revolving Credit and Security Agreement.

Critical Accounting Policies, Estimates and Assumptions

The Company believes the following discussion addresses the Company’s most critical accounting policies, which are those that are most important to the portrayal of the Company’s financial condition and results of operations and require management’s most difficult, subjective, or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain. Accounting policies, in addition to the critical accounting policies referenced below, are presented in Note 1 to the Company’s consolidated financial statements, “Accounting Policies.”

Estimates and Assumptions

In preparing the consolidated financial statements, the Company uses certain estimates and assumptions that may affect reported amounts and disclosures. Estimates and assumptions are used, among other places, when accounting for certain revenue (e.g., contract accounting), expense, and asset and liability valuations. Management believes that the estimates and assumptions made in preparing the consolidated financial statements are reasonable, but are inherently uncertain and unpredictable. Assumptions may be incomplete or inaccurate and unanticipated events may occur. The Company is subject to risks and uncertainties that may cause actual results to differ from estimated results.

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

Investment in Unconsolidated Investees

As of September 30, 2004, 2003 and 2002, the Company owns a 45% interest in Carbontronics LLC and a 25% interest in Carbontronics Fuels LLC and Carbontronics II LLC. These interests were obtained as part of contracts to build four synthetic fuel production plants during 1998. The Company has no basis in these equity investments or requirement to provide future funding. Any income arising from these investments is dependent upon tax credits (adjusted for operating losses at the fuel plants) being generated as a result of synthetic fuel production, which will be recorded as received. The Company received no distributions in 2004 and distributions of $13,428 and $1,526, during 2003 and 2002 respectively. Any distributions by the investments have been suspended pending the results of the current IRS examination of the partnerships.

Inflation

The overall effects of inflation on the Company’s business during the periods discussed have not been significant. The Company monitors the prices it charges for its products and services on an ongoing basis and believes that it will be able to adjust those prices to take into account future changes in the rate of inflation.

Contractual Obligations

The following table summarizes the Company’s outstanding borrowings and long-term contractual obligations at September 30, 2004:

	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Long-term debt	$5,701	$—	$—	$—	$5,701
Operating leases	331	160	164	7	—

Total	$6,032	$160	$164	$7	$5,701

The long-term debt facility matures in 2006 and is expected to be renewed or refinanced at that time. The Company also has $300 of letters of credit outstanding. The letters of credit are for one year and have been renewed annually.

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

At September 30, 2004, the Company had approximately $5.7 million of debt outstanding. Under the Revolving Credit and Security Agreement, substantially all of the Company’s borrowings will bear interest at variable rates based upon the prime rate. The Company performed a sensitivity analysis assuming a hypothetical 10% adverse movement in the interest rates on the debt outstanding at the end of 2004. Such a movement in interest rates would cause the Company to recognize additional interest expense of approximately $27,000 along with a corresponding decrease in cash flows.

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

INDEX TO FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULES

GENCOR INDUSTRIES, INC.

All other schedules are omitted because they are not applicable or the required information is shown in the consolidated financial statements or notes thereto.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors

Gencor Industries, Inc.

Orlando, Florida

We have audited the accompanying consolidated balance sheets of Gencor Industries, Inc. and subsidiaries as of September 30, 2004 and 2003, and the related consolidated statements of income, shareholders’ equity and cash flows for the years ended September 30, 2004, 2003 and 2002. Our audits also included the financial statement schedule listed in the accompanying index. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We did not audit the financial statements of certain wholly-owned subsidiaries, whose statements reflect total assets constituting 4% and 5% of consolidated assets as of September 30, 2004 and 2003, and total revenues constituting 3%, 5% and 5% of consolidated revenues for the years ended September 30, 2004, 2003 and 2002, respectively. Those statements were audited by other auditors whose reports have been furnished to us and, our opinion, insofar as it relates to the amounts included those subsidiaries, is based solely on the reports of the other auditors.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States of America). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits and the reports of the other auditors provide a reasonable basis for our opinion.

In our opinion, based on our audits and the audit reports of the other auditors, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Gencor Industries, Inc. and subsidiaries as of September 30, 2004 and 2003, and the results of their operations and their cash flows for the years ended September 30, 2004, 2003 and 2002, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the financial statement schedule referred to above, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

MOORE STEPHENS LOVELACE, P.A.

Certified Public Accountants

Orlando, Florida

November 24, 2004

GENCOR INDUSTRIES, INC.

Consolidated Balance Sheets

(In thousands, except per share data)

	September 30,
	2004	2003
ASSETS
Current assets:
Cash and cash equivalents	$550	$734
Accounts receivable, less allowance for doubtful accounts of $1,214 ($2,428 in 2003)	2,401	3,012
Other receivables	120	332
Inventories, net	16,944	12,560
Deferred income taxes	602	1,066
Prepaid expenses	1,578	1,627

Total current assets	22,195	19,331
Property and equipment, net	11,317	11,585
Assets held for sale	5,449	5,672
Other assets	3,851	4,046

Total assets	$42,812	$40,634

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$3,477	$3,448
Customer deposits	1,099	1,106
Income and other taxes payable	4,372	3,639
Accrued expenses	9,489	8,325

Total current liabilities	18,437	16,518
Long-term debt	5,701	5,321
Deferred income taxes	71	2,877
Other liabilities	3,309	3,309

Total liabilities	27,518	28,025

Commitments and contingencies

Shareholders’ equity:
Preferred stock, par value $.10 per share; authorized 300,000 shares; none issued	—	—
Common stock, par value $.10 per share; 15,000,000 shares authorized; 7,093,470 shares and 6,971,470 shares issued at September 30, 2004 and 2003, respectively	709	697
Class B stock, par value $.10 per share; 6,000,000 shares authorized; 1,878,398 shares and 1,890,398 shares issued at September 30, 2004 and 2003, respectively	188	189
Capital in excess of par value	11,467	11,343
Retained earnings	10,747	8,143
Accumulated other comprehensive income (loss)	(6,018)	(5,964)
Subscription receivable from officer	(95)	(95)
Common stock in treasury, 179,400 shares at cost	(1,704)	(1,704)

Total shareholders’ equity	15,294	12,609

	$42,812	$40,634

See accompanying notes to consolidated financial statements.

GENCOR INDUSTRIES, INC.

Consolidated Statements of Income

(In thousands, except per share data)

	For the Years Ended September 30,
	2004	2003	2002
Net revenue	$54,070	$55,898	$67,485

Costs and expenses:
Production costs	38,191	42,452	50,932
Product engineering and development	1,923	1,714	1,701
Selling, general and administrative	9,785	12,905	12,491
Restructuring costs	—	—	302

	49,899	57,071	65,426

Operating income (loss)	4,171	(1,173)	2,059

Other income (expense):
Interest income	16	120	159
Interest expense	(181)	(1,366)	(2,290)
Income from investees	—	13,428	1,526
Miscellaneous	125	(64)	336

Income from continuing operations before income taxes and discontinued operations	4,131	10,945	1,790

Income taxes (benefit)	1,527	3,685	(39)

Income from continuing operations	2,604	7,260	1,829
Discontinued operations
Operating income (net of income tax expense of $0 in 2002)	—	—	241

Net income	$2,604	$7,260	$2,070

Basic earnings per common share:
Income from continuing operations	$.30	$.84	$.21
Discontinued operations	—	—	.03

Net income	$.30	$.84	$.24

Diluted earnings per common share:
Income from continuing operations	$.27	$.82	$.20
Discontinued operations	—	—	.03

Net income	$.27	$.82	$.23

See accompanying notes to consolidated financial statements.

GENCOR INDUSTRIES, INC.

Consolidated Statements of Shareholders’ Equity

(In thousands)

For the Years Ended September 30, 2004, 2003 and 2002

	Common Stock		Class B Stock		Capital in Excess of Par Value	Retained Earnings (Accumulated Deficit)	Comprehensive Income (Loss)	Accumulated Other Comprehensive Income (Loss)	Subscription Receivable From Officer	Treasury Stock		Total Shareholders’ Equity
	Shares	Amount	Shares	Amount						Shares	Cost
September 30, 2001	6,972	$697	1,890	$189	$11,343	$(1,187)		$(6,969)	$(95)	179	$(1,704)	$2,274
Net income	—	—	—	—	—	2,070	$2,070	—	—	—	—	2,070
Translation adj.	—	—	—	—	—	—	951	951	—	—	—	951

Comprehensive income							$3,021

September 30, 2002	6,972	$697	1,890	$189	$11,343	$883		$(6,018)	$(95)	179	$(1,704)	$5,295

Net income	—	—	—	—	—	7,260	$7,260	—	—	—	—	7,260
Translation adj.	—	—	—	—	—	—	54	54	—	—	—	54

Comprehensive income							$7,314

September 30, 2003	6,972	$697	1,890	$189	$11,343	$8,143		$(5,964)	$(95)	179	$(1,704)	$12,609

Net income	—	—	—	—	—	2,604	$2,604	—	—	—	—	2,604
Stock options exercised	110	11	—	—	124	—	$—	—	—	—	—	135
Conversion of Class B Stock	12	1	(12)	(1)
Translation adj.	—	—	—	—	—	—	(54)	(54)	—	—	—	(54)

Comprehensive income							$2,550

September 30, 2004	7,094	$709	1,878	$188	$11,467	$10,747		$(6,018)	$(95)	179	$(1,704)	$15,294

See accompanying notes to consolidated financial statements.

GENCOR INDUSTRIES, INC.

Consolidated Statements of Cash Flows

In Thousands

	For the Years Ended September 30,
	2004	2003	2002
Cash flows from operations:
Net income	$2,604	$7,260	$2,070
Adjustments to reconcile net income to cash provided (used) by operations:
Depreciation and amortization	828	1,371	1,378
Deferred income taxes	(2,342)	1,811	—
Gain on sale of assets	—	—	(421)
Income from investees	—	(13,428)	(1,526)
Provision for allowance for doubtful accounts	301	1,463	214
Other non-cash items	—	(724)	(430)
Change in assets and liabilities - net of businesses sold:
Accounts receivable	523	2,197	(235)
Other receivables	—	—	(102)
Inventories	(4,384)	4,288	3,262
Prepaid expenses	49	(48)	51
Other assets	—	183	(157)
Accounts payable	29	(3,175)	(1,431)
Customer deposits	(7)	608	159
Income and other taxes payable	733	105	82
Accrued expenses	1,164	(1,706)	(2,130)

Total adjustments	(3,106)	(7,055)	(1,286)

Cash provided (used) by operations	(502)	205	784

Cash flows from (used for) investing activities:
Stock options exercised	135	—	—
Distributions from unconsolidated investees	—	13,428	1,526
Capital expenditures	(366)	(174)	(304)
Proceeds from sale of property and equipment	—	—	673
Proceeds from assets held for sale	223	—	—

Cash from (used for) investing activities	(8)	13,254	1,895

Cash flows used for financing activities:
Repayment of debt	—	(30,405)	(4,797)
Net Borrowings	380	5,321	—

Cash provided (used) for financing activities	380	(25,084)	(4,797)

Effect of exchange rate changes on cash	(54)	54	265

Net increase (decrease) in cash	(184)	(11,571)	(1,853)
Cash and cash equivalents at:
Beginning of year	734	12,305	14,158

End of year	$550	$734	$12,305

See accompanying notes to consolidated financial statements.

GENCOR INDUSTRIES, INC

Notes to Consolidated Financial Statements

All amounts in thousands, except per share amounts

NOTE 1 –	NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

Net Income Per Share

The financial statements include basic and diluted per share information. Basic earnings per share is based on the weighted average number of shares outstanding. Diluted earnings per share is based on the sum of the weighted average number of shares outstanding plus common share equivalents.

The following presents the calculation of the basic and diluted income per share from continuing operations for the years ended September 30, 2004, 2003 and 2002:

	2004			2003			2002
	Income	Shares	Per Share Amount	Income	Shares	Per Share Amount	Income	Shares	Per Share Amount
Basic EPS	$2,604	8,696,176	$.30	$7,260	8,682,468	$.84	$1,829	8,682,468	$.21

Diluted EPS	$2,604	9,517,055	$.27	$7,260	8,831,634	$.82	$1,829	9,072,468	$.20

Cash Equivalents

Cash equivalents, which consist of short-term certificates of deposit and deposits in money market accounts with original maturities of three months or less, are carried at cost, which approximates their market value.

NOTE 1 –	NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
(Continued)

Fair Value of Financial Instruments

The carrying amounts of cash and cash equivalents, accounts receivable and accounts payable approximate fair value because of the short-term nature of these items. The carrying amount of substantially all of the Company’s long-term debt approximates fair value due to the variable nature of the interest rates on the debt.

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

Assets held for sale is comprised of property and equipment in the UK and is valued at the lower of carrying value or fair value less cost to sell. Property and equipment includes property, machinery and equipment primarily within the discontinued operations segment of $3,482, $3,482 and $3,659 as of September 30, 2004, 2003 and 2002, respectively. The assets are stated at lower of depreciated cost or fair value less cost to sell and are no longer depreciated.

NOTE 1 –	NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
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

Investment in Unconsolidated Investees

As of September 30, 2004, 2003 and 2002, the Company owns a 45% interest in Carbontronics LLC and a 25% interest in Carbontronics Fuels LLC and Carbontronics II LLC. These interests were obtained as part of contracts to build four synthetic fuel production plants during 1998. The Company has no basis in these equity investments or requirement to provide future funding. Any income arising from these investments is dependent upon tax credits (adjusted for operating losses at the fuel plants) being generated as a result of synthetic fuel production, which will be recorded as received. The Company received no distributions in 2004 and distributions of $13,428 and $1,526, during 2003 and 2002 respectively. Any distributions by the investments have been suspended pending the results of the current IRS examination of the partnerships.

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

Shipping and Handling Costs

Shipping and handling costs are included in production costs in the statements of income.

Restructuring costs

Restructuring costs include legal, professional fees and redundancy costs relating to the reorganization of the Company and a wholly-owned subsidiary.

NOTE 1 –	NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
(Continued)

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

Comprehensive Income (Loss)

Other comprehensive income (loss) consists of net income and includes all other changes in shareholders’ equity except those resulting from investments by owners and distributions to them. For all years presented, the Company’s comprehensive income (loss), which encompasses net income and foreign currency translation adjustments, is separately displayed in the consolidated statement of shareholders’ equity.

Reporting Segments

Information concerning principal geographic areas for the continuing operations is as follows:

	2004		2003		2002
	Revenues	Long-Term Assets	Revenues	Long-Term Assets	Revenues	Long-Term Assets
United States	$52,566	$7,232	$45,415	$7,435	$41,207	$8,795
United Kingdom	1,504	6,122	10,483	6,405	26,278	4,790

Total	$54,070	$13,354	$55,898	$13,840	$67,485	$13,585

Revenues are attributed to geographic areas based on the location of the assets producing the revenues.

NOTE 2 –	DISCONTINUED OPERATIONS

In September 2000, the Company announced its intent to dispose of its food segment. Accordingly, the Company reported the results of the operations of the food processing equipment manufacturing business as discontinued operations.

NOTE 2 –	DISCONTINUED OPERATIONS (continued)

Certain information with respect to discontinued operations is summarized as follows:

2002
Net revenue	$813
Costs and expenses	572
Income from discontinued operations before income taxes	241
Income taxes	—

Income from discontinued operations, net of income taxes	$241

Assets and liabilities of the discontinued operations included in the Balance Sheets at September 30, 2004 and 2003, were:

Current assets	$1,478
Property, plant and equipment, net	3,482
Other assets	3,173
Current liabilities	(5,208)
Long-term liabilities	(3,309)

Net assets (liabilities) of discontinued operations	$(384)

On May 29, 2001, the Company sold the stock of certain foreign subsidiaries and the assets and certain liabilities of the domestic subsidiaries. The Company’s foreign food processing machinery operations located in Brazil were not included in the sale. The Company intends to dispose of these operations.

NOTE 3 -	INVENTORIES, NET

Inventories, net at September 30 consist of the following:

	2004	2003
Raw materials	$7,294	$5,437
Work in process	4,574	2,898
Finished goods	4,083	3,274
Used equipment	993	951

	$16,944	$12,560

At September 30, 2004, accumulated costs of approximately $4,553 on major contracts, net of progress payments of approximately $1,569, and estimated earnings of approximately $2,590 amount to approximately $5,574 and are included in work-in-process inventory. At September 30, 2003, accumulated costs of approximately $2,242 on major contracts, net of progress payments of approximately $2,303 and estimated earnings of approximately $1,154, amount to approximately $1,093 and are included in work-in-process inventory.

At September 30, 2004 and 2003, cost is determined by the last-in, first-out (LIFO) method for 96% and 99%, respectively, of total inventories, exclusive of progress payments, and the first-in, first-out (FIFO) method for all other inventories. The estimated current cost of inventories exceeded their LIFO basis by approximately $3,338 and $2,573, respectively.

NOTE 4 -	PROPERTY AND EQUIPMENT

Property and equipment at September 30 consist of the following:

	2004	2003
Land and improvements	$3,145	$3,145
Building and improvements	14,180	13,948
Equipment	13,127	13,262

	30,452	30,355
Less: Accumulated depreciation and amortization	(19,135)	(18,770)

	$11,317	$11,585

Property and equipment includes approximately $12,429 and $11,724 of fully depreciated assets, which remain in service during fiscal 2004 and 2003.

Substantially all of the Company’s property and equipment is pledged as collateral for the Company’s debt.

Depreciation and amortization expense for the years ended September 30, 2004, 2003 and 2002 was approximately $828, $1,371 and $1,088, respectively. There was no interest capitalized during these years.

NOTE 5 -	OTHER ASSETS

Other assets at September 30 consist of the following:

	2004	2003
Deposits	$3,189	$3,189
Deferred loan costs, net	287	443
Other	375	414

	$3,851	$4,046

NOTE 6 -	ACCRUED EXPENSES

Accrued expenses consist of the following at September 30:

	2004	2003
Payroll and related accruals	$990	$1,366
Warranty and related accruals	459	485
Professional fees	294	107
Interest	23	18
Sales and property taxes	145	145
Impairment reserve	4,383	4,119
Other	3,195	2,085

Total	$9,489	$8,325

NOTE 7 -	INCOME TAXES

The provision for income taxes consists of:

	2004	2003	2002
Current:
Federal	$4,067	$1,826	$—
State	150	—	—
Foreign	(47)	48	(39)

Total current expense (benefit)	4,170	1,874	(39)

Deferred	(2,643)	1,811	—

Provision for (benefit from) income taxes	$1,527	$3,685	$(39)

The difference between the U.S. federal income tax rate and the Company’s effective income tax rate for the continuing operations is as follows:

	2004	2003	2002
Federal income tax rate	34.0%	34.0%	34.0%
State income taxes	3.5%	—	—
Difference arising from transactions with, and profit and loss of, foreign subsidiaries not deductible or includable for U.S. federal income tax purposes	—	—	(34.0)
Losses for which no tax benefit has been recognized	2.9	9.7	—
Use of net operating loss carryforward	—	(8.6)	—
Other	(3.4)	(1.2)	—

	37.0%	33.9%	—%

Deferred taxes are recorded as follows:

Deferred tax assets (liabilities):
Depreciation and amortization	$(251)	$(400)	$(400)
Inventory cost adjustments	—	—	(140)
Income from unconsolidated investees	—	(3,037)	(371)
Domestic NOL	180	560	—

Long-term deferred tax liabilities	$(71)	$(2,877)	$(911)

Allowance for doubtful accounts	403	436	419
Accrued expenses and other	532	498	260
Inventory cost adjustments	(333)	132	—
Domestic tax credits and NOLs	—	—	1,748

Current deferred tax assets	$602	$1,066	$2,427

			1,516
Less: Valuation allowance			(1,516)

Net deferred tax asset			$—

NOTE 7 -	INCOME TAXES (continued)

Accumulated deficits of non-U.S. subsidiaries included in consolidated retained earnings (deficit) amounted to ($16,608), ($16,147) and ($23,905) as of September 30, 2004, 2003 and 2002, respectively. The Company follows the policy of indefinitely reinvesting foreign earnings, if any, to expand its international operations. Accordingly, the Company will not provide U.S. income taxes on any future earnings. In the event any earnings of non-U.S. subsidiaries are repatriated, the Company will provide U.S. income taxes upon repatriation of such earnings which will be offset by applicable foreign tax credits, subject to certain limitations.

Total income taxes paid were $3,210 and $1,916 in 2004 and 2003. There were no income taxes paid in 2002.

NOTE 8 –	RETIREMENT BENEFITS

401(k) Plan

The Company has a voluntary 401(k) employee benefit plan which covers all eligible domestic employees. The Company makes discretionary matching contributions subject to a maximum level, in accordance with the terms of the plan. The Company charged approximately $91, $88, and $101 to operating expense under the provisions of the plan during the fiscal years 2004, 2003 and 2002, respectively.

NOTE 9 -	LONG-TERM DEBT

Long-term debt at September 30, 2004 and 2003 consisted of the following:

	2004	2003
Revolving Credit and Security Agreement	$5,701	$5,321
Less: Current maturities	—	—

	$5,701	$5,321

On August 1, 2003, the Company entered into a Revolving Credit and Security Agreement with PNC Bank, N.A. The Agreement established a three year revolving $20 million credit facility. The facility provides for advances based on accounts receivable, inventory and real estate. The facility includes a $2 million limit on letters of credit. At September 30, 2004, the Company had $.3 million of letters of credit outstanding. The interest rate at September 30, 2004, is at prime (4.75%) and subject to change based upon the Fixed Charge Coverage Ratio. The Company is required to maintain a Fixed Charge Coverage Ratio of 1.1:1. There are no required repayments as long as there are no defaults and there is adequate eligible collateral. Substantially, all of Company’s assets are pledged as security under the Agreement.

The Company paid interest of $175, $1,557 and $2,281 on borrowings during the fiscal years ended 2004, 2003 and 2002, respectively. The weighted-average interest rate on these borrowings was 3.9%, 6.1% and 6.9%, respectively.

NOTE 10 -	COMMITMENTS AND CONTINGENCIES

Leases

The Company leases certain equipment under non-cancelable operating leases. Future minimum rental commitments under these leases at September 30, 2004 consist of $331 due over the next four years.

Total rental expense for the fiscal years ended 2004, 2003 and 2002 was $270, $282 and $349, respectively.

Litigation

The Company has various pending litigation and other claims. Those claims which are made in the ordinary course of business may be covered in whole or in part by insurance, and if found against the Company, management does not believe these matters will have a material effect on the Company’s financial position, results of operations or cash flows.

NOTE 11 -	SHAREHOLDERS’ EQUITY

Under the Company’s amended Certificate of Incorporation, certain rights of the holders of the Company’s Common Stock are modified by shares of Class B Stock for as long as such shall remain outstanding. During that period, holders of Common Stock will have the right to elect approximately 25% of the Company’s Board of Directors, and conversely, Class B Stock will be entitled to elect approximately 75%. During the period when Common Stock and Class B Stock are outstanding, certain matters submitted to a vote of shareholders will also require approval of the holders of Common Stock and Class B Stock, each voting separately as a class. Common stock and Class B shareholders have equal rights with respect to dividends, preferences, and rights, including rights in liquidation.

NOTE 12 -	STOCK OPTIONS

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

Options become exercisable in a manner and on such dates and times as determined by a committee of the Board of Directors. Options expire not more than ten years from the date of grant. The option holders have no shareholder rights until the date of issuance of a stock certificate for such shares. Exercise of the options granted during 2002 and 2001 are limited to 20% per year over the next 5 years. As of September 30, 2004, the Company has approximately 1.4 million stock options outstanding and 1.5 million options available for future grants under the plans.

NOTE 12	– STOCK OPTIONS (continued)

The following table summarizes option activity under the plans:

	Number of Shares	Weighted Option Price Per Share
Outstanding at September 30, 2001	1,676,000	$1.70
Options granted (at an exercise price of $3.66 in 2002)	10,000	3.66
Cancelled	(70,000)	1.65

Outstanding at September 30, 2002	1,616,000	$1.72
Cancelled	(90,000)	1.65

Outstanding at September 30, 2003	1,526,000	$1.71

Expired	—
Exercised at price of $1.65 and $.87 per share	(110,000)	1.22
Cancelled	—

Outstanding at September 30, 2004	1,416,000	$1.74

The following table summarizes information about stock options outstanding at September 30, 2004:

Range of Exercise Price	Number of Options Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price
$ 0.00 - $ 1.00	40,000	5.92	$0.87
$ 1.01 - $ 2.00	1,356,000	1.78	$1.80
$ 2.01 - $ 3.00	20,000	0.21	$2.38

	1,416,000	1.88	$1.74

At September 30, 2004, 1,344,000 shares were exercisable at a weighted exercise price of $1.76.

NOTE	13 – RELATED PARTY TRANSACTIONS

Marcar Leasing Corporation (“Marcar”) is engaged in leasing machinery and vehicles to the public and the Company. Marcar is owned by family members of the Company’s Chairman. The terms of the leases are established based on the rates charged by independent leasing organizations and are believed to be more favorable than those generally available from independent third parties. Leases between the Company and Marcar generally provide for equal monthly payments over either thirty-six months or forty-eight months. During fiscal 2004, 2003 and 2002, the Company made lease payments to Marcar totaling $141, $179 and $204, respectively.

Quarterly Financial Information (Unaudited)

	In thousands, except per share amounts Quarters ended
	December 31	March 31	June 30	September 30
2004:
Net sales	$11,920	$18,489	$12,407	$11,254
Production costs	$8,507	$12,684	$8,573	$8,427
Product engineering and development	$491	$467	$454	$512
Selling, general and administrative	$2,513	$2,558	$2,419	$2,295
Income from operations	$409	$2,780	$961	$21
Net income (loss)	$248	$1,740	$644	$(29)

Basic earnings per share:
Net income	$0.03	$0.20	$0.07	$—
Diluted earnings per share:
Net income	$0.03	$0.18	$0.07	$—

2003:
Net sales	$13,274	$20,916	$14,134	$7,573
Production costs	$10,424	$15,558	$9,609	$6,861
Product engineering and development	$410	$463	$436	$405
Selling, general and administrative	$3,111	$3,261	$3,998	$2,535
Income (loss) from operations	$(671)	$1,634	$91	$(2,227)
Net income (loss)	$1,571	$3,676	$2,288	$(275)

Basic earnings per share:
Net income (loss)	$0.18	$0.42	$0.26	$(0.04)
Diluted earnings per share:
Net income (loss)	$0.18	$0.42	$0.25	$(0.04)

SCHEDULE II

Valuation and Qualifying Accounts

Description	Balance at Beginning of Year	Charges/Credits to Cost and Expenses	Additions/ (Deductions)	Balance at End of Year
Valuation accounts deducted from assets to which they apply:

For doubtful accounts receivable:

September 30, 2004	$2,428	$301	$(1,515)	$1,214

September 30, 2003	$1,234	$1,463	$(269)	$2,428

September 30, 2002	$1,629	$214	$(609)	$1,234

For inventory obsolescence:

September 30, 2004	$3,377	$134	$—	$3,511

September 30, 2003	$3,101	$276	$—	$3,377

September 30, 2002	$2,638	$504	$(41)	$3,101

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

(a)	Our principal executive officer and principal financial officer have conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-14(c) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of the end of the period covered by this report. Based on their evaluation, our principal executive officer and principal accounting officer concluded that our disclosure controls and procedures are effective.

(b)	There have been no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date of the evaluation referenced in paragraph (a) above.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS

The names of directors and the Named Executive Officers of the Company are listed in the following table:

Name and Principal Occupation or Employment (1)	First Became a Director	First Became an Executive Officer
Directors for Class B Shareholders:

E. J. Elliott Chairman of the Board and President (2) (3)	1968	1968

John E. Elliott Executive Vice President (2) (3)	1985	1985

Randolph H. Fields (5) Attorney, Greenberg Traurig, P.A. since October, 1995	2002

David A. Air (5) Director, Synuthane International Inc., since 1993. Engineering / Sales Consulting Rubbercraft Inc., 1994 to 1999.	2004

Director for Common Stock Shareholders:

Russell R. Lee, III, CPA (6) Vice President of Finance & Chief Financial Officer, Teltronics, Inc., Previously served as Vice-President of Finance and Administration/ Chief Financial Officer, SinoFresh Healthcare, Inc., and as Executive Vice-President of Finance and Operations for Esprix Technologies, LLP, 1999 to 2003.	2004

Executive Officers (4)

David F. Brashears Senior Vice President Technology		1978

Marc G. Elliott (3) President, Construction Equipment Group Previously served as Vice President, Marketing		1993

Scott W. Runkel Chief Financial Officer and Treasurer Financial advisor prior to joining the Company in August 2000, and former partner in the accounting firm of Ernst &Young.		2000

Jeanne M. Lyons Secretary		1996

(1)	Except as otherwise indicated, there has been no change in principal occupation or employment during the past five years.
(2)	Member of the Executive Committee.
(3)	E.J. Elliott is the father of John E. Elliott and Marc G. Elliott.
(4)	Each executive officer holds office until his successor has been elected and qualified, or until his earlier resignation or removal.
(5)	Member of the Audit Committee and Compensation Committee.
(6)	Member of the Audit Committee and Financial Expert.

Meetings of the Board of Directors and Certain Committees of the Board

During the fiscal year ended September 30, 2004, the Board of Directors of the Company held 4 meetings. All Directors attended the meetings.

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

The Audit Committee’s responsibilities include selecting the Company’s auditors and reviewing the Company’s audit plan, financial statements and internal accounting and audit procedures. The Audit Committee Charter was adopted by the Board of Directors and a copy is included in the September 30, 2002 Proxy Statement. During the fiscal year ended September 30, 2004, the Audit Committee had three meetings which were attended by all members. The Company’s 2003 fiscal year Audit Committee was initially composed of three board members, two of whom were independent as per NASDAQ definitions. The two independent Audit Committee members resigned from the Board of Directors on June 2, 2003 at which time the Audit Committee functions were assumed by the Board of Directors until January 16, 2004 when the Board of Directors elected two new replacement directors, Mr. David A. Air and Mr. Russell R. Lee, III. Messrs. Air and Lee are considered independent by NASDAQ rules. Mr. Lee now serves as the “audit committee financial expert.”

At present the three members of the Nominating Committee are E. J. Elliott, John Elliott and Randolph Fields, none of whom were considered “independent” by NASDAQ rules. The Nominating Committee of the Company does not have a charter, but has developed guidelines. The Nominating Committee guidelines provide that it consider for director candidates by stockholders or others, and believes that for smaller companies it is desirable and beneficial to recommend board candidates who possess a proven track record in heavy manufacturing operations, understand the company’s overall business, and are able to make maximum contribution to guiding the Company’s affairs. Accordingly, the Nominating Committee reviews recommendations of its individual members and gives considerable weight to candidates with industry-related experience and expertise that will benefit the Company. Additionally, the Nominating Committee believes that persons selected must have a serious work ethic and an ability to work as a constructive member of a team for the benefit of the stockholders.

Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires the Company’s directors, officers and certain stockholders to file with the Commission an initial statement of beneficial ownership and certain statements of changes in beneficial ownership of equity securities of the Company. Based solely on its review of such forms received by it, the Company is unaware of any instances of noncompliance, or late compliance, with such filings during the fiscal year ended September 30, 2004, by its officers, directors or stockholders.

Directors Fees

Directors’ fees are paid by the Company to non-employee directors at the rate of $1,000 per month, plus $1,000 per meeting attended. Total fees paid in fiscal 2004 were $51,000.

Communications with Directors

The Company has a process for holders of common stock to communicate with the Board of Directors which request that such holders mail their communication by United States mail to the Company’s headquarters and to the attention of the director or directors with whom one wants to communicate c/o the Chief Executive Officer of the Company. The Chief Executive Officer shall cause this communication to be forwarded to the directors on a regular basis as soon as practicable.

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

Based on the review and discussions described in this report, and subject to the limitations on the role and responsibilities of the Audit Committee with regard to its oversight functions referred to below, the Audit Committee approved the audited financial statements for inclusion in the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2004, for filing with the Securities and Exchange Commission.

The members of the Audit Committee are not professionally engaged by the Company to practice auditing or accounting and the present members are not experts in the fields of accounting or auditing, including with respect to matters of auditor independence. Members of the Audit Committee rely without independent verification on the information provided to them and on the representations made by management and the independent auditors. Accordingly, the Audit Committee’s oversight does not provide an independent basis to determine that management has maintained appropriate accounting and financial reporting principles or appropriate internal controls and procedures designed to assure compliance with accounting standards and applicable laws and regulations. Furthermore, the Audit Committee’s considerations and discussions referred to above do not assure that the audit of the Company’s financial statements has been carried out in accordance with generally accepted auditing standards, that the financial statements are presented in accordance with generally accepted accounting principles or that Moore Stephens Lovelace, P.A. is in fact independent.

Date: December 9, 2004	Respectfully submitted,

Russell R. Lee, III
Randolph H. Fields
David A. Air

ITEM 11. EXECUTIVE COMPENSATION

The following table presents certain annual and long-term compensation for the Company’s Chief Executive Officer, the four highest-paid executive officers other than the CEO, (collectively the “Named Executive Officers”) as well as the total compensation paid to each individual during the Company’s last three fiscal years:

SUMMARY COMPENSATION TABLE

	Annual Compensation				Long-Term Compensation Awards	(2) All Other Compensation ($)
Name and Principal Position	Year	Salary (1) ($)	Bonus ($)		Securities Underlying Options (#)
E. J. Elliott Chairman of the Board and President	2004 2003 2002	400,000 400,000 400,000	14,000 0 0		0 0 0	6,004 6,152 5,250

John E. Elliott Executive Vice President	2004 2003 2002	250,000 250,000 250,000	14,000 0 0		0 0 0	0 0 0

David F. Brashears Senior Vice President, Technology	2004 2003 2002	185,000 170,000 125,000	14,000 0 0	(a)	0 0 120,000	2,978 2,592 2,438

Marc G. Elliott President, Construction Equipment Group	2004 2003 2002	210,000 210,000 210,000	14,000 0 0		0 0 0	0 0 0

D. William Garrett Vice President, Sales	2002	188,220	0		0	4,330

Scott W. Runkel Chief Financial Officer and Treasurer	2004 2003 2002	225,000 225,000 225,000	14,000 0 0		0 0 0	4,810 5,409 4,219

(a)	Includes grant of 40,000 shares each for options which expired on 7/24/01.

(1)	Does not include an amount for incidental personal use of business automobiles furnished by the Company to certain of its Named Executive Officers. The Company has determined that the aggregate incremental cost of such benefits to the Named Executive Officers does not exceed, as to any named individual, the lesser of $50,000 or 10% of the cash compensation reported for such person.
(2)	The compensation reported under All Other Compensation represents contributions to the Company’s 401(k) Plan on behalf of the Named Executive Officers to match 2001-2003 pretax executive contributions (included under salary) made by each executive officer to such plan.

Option Grants in Fiscal Year 2004

There were no options granted during the fiscal year 2004 to the Named Executive Officers.

Aggregated Option Exercises in Last Fiscal Year and Fiscal Year-End Option Values

The following table provides information concerning stock options exercised by each of the Named Executive Officers of Gencor during fiscal 2004 and the value of options held by such officers at the end of each year measured in terms of the closing price of Gencor Common Stock on September 30, 2004.

Name	Shares Acquired on Exercise (#)	Value Realized ($)	* Number of Securities Underlying Unexercised Options at September 30, 2004	* Value of Unexercised In-the-Money Options at September 30, 2004
E. J. Elliott	0	0	590,000E	3,493,550

John E. Elliott	0	0	318,000E	1,884,016

Marc G. Elliott	0	0	318,000E	1,884,016

David F. Brashears	0	0	20,000E 48,000U 72,000E	112,500 304,800U 457,200E

Scott W . Runkel	60,000	52,200	20,000E 20,000U	142,600E 142,600U

*	Exercisable (E)/Unexercisable (U)

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

STOCK PERFORMANCE GRAPH

The following graph sets forth the cumulative total shareholder return (assuming reinvestment of dividends) to Gencor Industries’ shareholders during the nine-year period ended September 30, 2004, as well as the Wilshire Small Capitalization Index and the Dow Jones Heavy Construction Index. The stock performance graph assumes $100 was invested on October 1, 1995. On December 22, 1997, a cash dividend of $0.025 per share (split adjusted) was declared by Gencor Industries, payable January 14, 1998 to shareholders of record on December 31, 1997.

	Comparison of Cumulative Total Return Among Gencor Industries, Inc., the Wilshire Small Capitalization Index and the Dow Jones Heavy Construction Index
	1995	1996	1997	1998	1999 (1)	2000 (2)	2001	2002	2003	2004

Gencor Industries, Inc.	100.00	145.79	272.24	616.60	—	57.49	99.19	66.80	95.14	323.89

DJ Heavy Construction Index	100.00	111.83	119.37	80.76	100.45	107.14	121.01	99.53	125.40	136.87

Wilshire Small Cap Index	100.00	113.33	162.63	129.25	162.39	216.42	154.43	172.89	201.42	232.18

(1)	On February 22, 1999, the American Stock Exchange suspended trading on the Company’s stock.
(2)	Effective June 1, 2000, the Company’s stock was de-listed from the American Stock Exchange. Subsequent to June 1, 2000, the Company’s stock has traded on the “pink sheets” under the stock symbol “GCRX” until 2003 when the stock symbol was changed to “GNCI”.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth certain information as of December 14, 2004 with respect to (i) each person known to management to be the beneficial owner of more than 5% of the Company’s Common Stock or Class B Stock, (ii) each Director, (iii) each Executive Officer of the Company named in the Summary Compensation Table, and (iv) the Directors and Executive Officers of the Company as a group. Except as otherwise noted, each named beneficial owner has sole voting and investment power over the shares shown.

	Amount and Nature of Beneficial Ownership (1)				Percent of Class (1)
Name And Address of Beneficial Owner	Common Stock		Class B Stock		Common Stock	Class B Stock
E. J. Elliott 5201 N. Orange Blossom Trail Orlando, Florida 32810	1,340,658	(2)(3)	1,348,318		17.6%	75.5%

John E. Elliott 5201 N. Orange Blossom Trail Orlando, Florida 32810	458,072		449,520	(4)	6.5%	21.4%

Marc G. Elliott 5201 N. Orange Blossom Trail Orlando, Florida 32810	120,000		419,520	(4)	1.7%	19.9%

David F. Brashears 5201 N. Orange Blossom Trail Orlando, Florida 32810	161,824	(5)	—		2.3%	—

Scott W. Runkel 5201 N. Orange Blossom Trail Orlando, Florida 32810	23,148	(6)	—		0.3%	—

David A. Air 5201 N. Orange Blossom Trail Orlando, Florida 32810	2,200		—		0.0%	—

Jeanne M. Lyons 5201 N. Orange Blossom Trail Orlando, Florida 32810	6,000	(7)	—		0.1%	—

All Directors and Executive Officers as a group (9 persons)	2,111,902	(9)	2,217,358	(10)	27.4%	91.5%

Harvey Houtkin 160 Summit Avenue Montvale, NJ 07645	1,642,729	(8)	—		23.4%	—

Mark Shefts 160 Summit Avenue Montvale, NJ 07645	606,880	(11)	—		8.6%	—

(1)	In accordance with Rule 13d-3-f the Securities Exchange Act of 1934, as amended, shares that are not outstanding, but that are subject, to option, warrants, rights or conversion privileges exercisable within 60 days have been deemed to be outstanding for the purpose of computing the percentage of outstanding shares owned by the individual having such right but have not been deemed outstanding for the purpose of computing the percentage for any other person.
(2)	Includes 48,978 shares owned by the Elliott Foundation, Inc.
(3)	Includes options to purchase 590,000 shares of Common Stock.
(4)	Includes options to purchase 318,000 shares of Class B Stock.

(5)	Includes options to purchase 72,000 shares of Common Stock.
(6)	Includes options to purchase 20,000 shares of Common Stock.
(7)	Includes options to purchase 6,000 shares of Common Stock.
(8)	Based on a Schedule 13D dated August 24, 2004 filed by Harvey Houtkin with the Securities and Exchange Commission. Amount beneficially owned is 1,642,729 shares (includes 583,780 shares owned by Mr. Houtkin’s wife Sherry Houtkin, as to which Mr. Houtkin disclaims beneficial ownership); 43,809 shares owned by Mr. Houtkin’s son Stuart; 67,070 shares owned by Mr. Houtkin’s son Brad; 26,830 shares owned by Mr. Houtkin’s son Michael; 5,000 shares owned by Attain Technology, Inc., of which Mr. Houtkin is vice president/secretary, a director and a 50 percent indirect beneficial owner; and 219,586 shares owned by Domestic Securities, Inc., of which Mr. Houtkin is Chief Executive Officer, Secretary, director and a 50% indirect beneficial owner.
(9)	Includes options to purchase 708,000 shares of Common Stock.
(10)	Includes options to purchase 636,000 shares of Class B Stock.
(11)	Based on a Schedule 13D dated September 3, 2004 filed by Mark Shefts with the Securities and Exchange Commission. Amount beneficially owned: 606,880 shares (includes 411,130 shares owned by Mr. Shefts’ wife Wanda Shefts, as to which Mr. Shefts disclaims beneficial ownership); 5,000 shares owned by Attain Technology, Inc., of which Mr. Shefts is president, a director and a 50 percent indirect beneficial owner; and 156,750 shares owned by Domestic Securities, Inc., a market maker in the issuer’s stock and of which Mr. Shefts is president, a director and a 50 percent indirect beneficial owner.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The Company leases vehicles from Marcar Leasing Corporation (“Marcar”), a corporation engaged in general leasing to the public of machinery, as well as, vehicles owned by members of E.J. Elliott’s immediate family, including Marc G. Elliott. The terms of the leases are established based on the rates charged by independent leasing organizations and are believed by the Company to be more favorable than those generally available from independent third parties. Leases between the Company and Marcar generally provide for equal monthly payments over either thirty-six months or forty-eight months. During fisca1 2004, the Company made lease payments to Marcar in the aggregate amount of $141,000.

Randolph H. Fields, a director of the Company, is a shareholder of the law firm of Greenberg Traurig P.A., which serves as the Company’s primary legal counsel.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

Audit Fees

The aggregate fees billed by Moore Stephens, Lovelace, P.A. for the last two fiscal years audit of the annual financial statements and review of financial statements included in the Company’s Form 10-Qs was $151,083 in 2004 and $134,000 in 2003.

Tax Fees

The aggregate fees billed by Moore Stephens, Lovelace, P.A. for the last two fiscal years for preparation of income tax returns was $28,000 in 2004 and $28,000 in 2003.

All Other Fees

The aggregate fees billed by Moore Stephens, Lovelace, P.A. for the last two fiscal years for other services was $13,517 in 2004 and $ -0- in 2003 for other accounting assistance.

In accordance with Company policy, all Fees for Moore Stephens, Lovelace, P.A. were approved in advance by the audit committee or full board of directors.

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

Dated: December 21, 2004	GENCOR INDUSTRIES, INC.
(Registrant)

/s/ E.J. Elliott
E.J. Elliott
President and Chairman of the Board

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated. The signatures of Directors constitute a majority of Directors.

/s/ E.J. Elliott	/s/ Scott W. Runkel
E.J. Elliott	Scott W. Runkel
President and Chairman of the Board	Chief Financial Officer

/s/ John E. Elliott	/s/ Russell R. Lee, III
John E. Elliott	Russell R. Lee, III
Executive Vice President	Director

/s/ Randolph H. Fields	/s/ David A. Air
Randolph H. Fields	David A. Air
Director	Director

EXHIBITS FILED HEREWITH

Exhibit No.	Description
21	Subsidiaries of the Registrant

23.1	Independent Auditor’s Consent

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certifications of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.