Form 10-Q
period 2004-12-31
GENCOR INDUSTRIES INC
filed 2005-02-10
CIK 64472

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE PERIOD ENDED December 31, 2004

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act.)    Yes  ☐    No  ☒

Indicate number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date.

Class	Outstanding at January 31, 2005
Common stock, $.10 par value	7,026,070 shares
Class B stock, $.10 par value	1,798,398 shares

GENCOR INDUSTRIES, INC.

Part I. Financial Information

Item 1. Financial Statements

GENCOR INDUSTRIES, INC.

Condensed Consolidated Balance Sheets

(In thousands, except per share data)

	December 31, 2004	September 30, 2004

	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$440	$550
Accounts receivable, less allowance for doubtful accounts of $1,250 ($1,214 at September 30, 2004)	2,130	2,401
Other receivables	180	120
Inventories, net	18,737	16,944
Deferred income taxes	602	602
Prepaid expenses	1,385	1,578

Total current assets	23,474	22,195
Property and equipment, net	11,805	11,317
Assets held for sale	5,449	5,449
Other assets	3,811	3,851

Total assets	$44,539	$42,812

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$3,896	$3,477
Customer deposits	3,081	1,099
Income and other taxes payable	3,712	4,372
Accrued expenses	9,372	9,489

Total current liabilities	20,061	18,437
Long-term debt	5,974	5,701
Deferred income taxes	71	71
Other liabilities	3,309	3,309

Total liabilities	29,415	27,518

Commitments and contingencies

Shareholders’ equity:
Preferred stock, par value $.10 per share; authorized 300,000 shares; none issued	—	—
Common stock, par value $.10 per share; 15,000,000 shares authorized; 7,014,070 shares and 7,093,470 shares issued at December 31, 2004 and September 30, 2004, respectively	711	709
Class B stock, par value $.10 per share; 6,000,000 shares authorized; 1,878,398 shares issued at December 31, 2004 and September 30, 2004	188	188
Capital in excess of par value	11,513	11,467
Retained earnings	10,403	10,747
Accumulated other comprehensive income (loss)	(5,892)	(6,018)
Subscription receivable from officer	(95)	(95)
Common stock in treasury, 179,400 shares at cost	(1,704)	(1,704)

Total shareholders’ equity	15,124	15,294

	$44,539	$42,812

See notes to condensed consolidated financial statements.

GENCOR INDUSTRIES, INC.

Unaudited Condensed Consolidated Statements of Operations

(In thousands, except per share data)

	Three Months Ended December 31,
	2004	2003
Net revenue	$9,107	$11,920

Costs and expenses:
Production costs	6,821	8,507
Product engineering and development	495	491
Selling, general and administrative	2,168	2,513

	9,484	11,511

Operating income (loss)	(377)	409

Other income (expense):
Interest income	3	7
Interest expense	(91)	(56)
Miscellaneous	3	85

	85	36

Income (loss) before income taxes	(462)	445

Income taxes (benefit)	(118)	197

Net income (loss)	$(344)	$248

Basic and diluted earnings per common share:
Basic earnings per share	$(.04)	$.03

Diluted earnings per share	$(.04)	$.03

See notes to condensed consolidated financial statements.

GENCOR INDUSTRIES, INC.

Unaudited Condensed Consolidated Statements of Cash Flows

In Thousands

	Three Months Ended December 31,
	2004	2003
Cash flows from operations:
Net income (loss)	$(344)	$248
Adjustments to reconcile net income to cash provided (used) by operations:
Depreciation and amortization	201	235
Income from investees	—	—
Provision for allowance for doubtful accounts	(36)	90
Change in assets and liabilities - net of businesses sold:
Accounts receivable	307	411
Other receivables	(60)	—
Inventories	(1,793)	(2,268)
Prepaid expenses	193	5
Other assets	—	70
Accounts payable	419	808
Customer deposits	1,982	1,714
Income and other taxes payable	(660)	114
Accrued expenses	(117)	137

Total adjustments	436	1,316

Cash provided by operations	92	1,564

Cash flows from (used for) investing activities:
Stock options exercised	48	—
Capital expenditures	(649)	(96)

Cash from (used for) investing activities	(601)	(96)

Cash flows used for financing activities:
Repayment of debt	—	(1,836)
Net Borrowings	273	—

Cash provided (used) for financing activities	273	(1,836)

Effect of exchange rate changes on cash	126	12

Net increase (decrease) in cash	(110)	(356)
Cash and cash equivalents at:
Beginning of quarter	550	734

End of quarter	$440	$378

See accompanying notes to condensed consolidated financial statements.

GENCOR INDUSTRIES, INC.

Notes to Condensed Consolidated Financial Statements

All amounts in thousands, except per share amounts

Note 1 – Basis of Presentation

The accompanying condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all material adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three months ended December 31, 2004 are not necessarily indicative of the results that may be expected for the year ended September 30, 2005.

The balance sheet at September 30, 2004 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

For further information, refer to the consolidated financial statements and footnotes thereto included in the Gencor Industries, Inc. Annual Report on Form 10-K for the year ended September 30, 2004.

Note 2 – Inventories

The components of inventory consist of the following:

	December 31, 2004	September 30, 2004

Raw materials	$7,737	$7,294
Work in process	4,186	4,574
Finished goods	5,506	4,083
Used equipment	1,308	993

	$18,737	$16,944

Note 3 – Earnings Per Share Data

The following table sets forth the computation of basic and diluted earnings per share for the periods indicated.

	Three Months Ended December 31,
	2004	2003
Net income (loss)	$(344)	$248

Denominator (shares in thousands):
Weighted average shares outstanding	$8,797	$8,682
Effect of dilutive stock options	—	499

Denominator for diluted EPS computation	$8,797	$9,181

Per common share:
Basic:
Net income (loss)	$(0.04)	$0.03

Diluted:
Net income (loss)	$(0.04)	$0.03

Note 4 – Comprehensive Income (Loss)

The total comprehensive income (loss) for the three-months ended December 31, 2004 and 2003 was ($218) and $260, respectively. Total comprehensive income (loss) differs from net income (loss) due to gains and losses resulting from foreign currency translation, which are reflected separately in the shareholders’ equity section of the balance sheet under the caption “Accumulated other comprehensive loss.” Gains and losses resulting from foreign currency transactions are included in income.

Note 5 – Income From Investees and Subsequent Event

The Company owns a 45% interest in Carbontronics LLC and a 25% interest in Carbontronics Fuels LLC and Carbontronics II LLC. These interests were obtained as part of contracts to build four synthetic fuel production plants during 1998. The Company has no basis in these equity investments or requirement to provide future funding. Any income arising from these investments is dependent upon tax credits (adjusted for operating losses at the fuel plants) being generated as a result of synthetic fuel production, which will be recorded as received. The Company received no distributions in fiscal 2004, nor the quarter ended December 31, 2004, and did receive distributions of $13,428 and $1,526, during 2003 and 2002 respectively.

In 2003, the Company was notified by its investee General Partner that the income tax returns for its synthetic fuel producing partnership are being audited. As previously reported, the Limited Partners may declare a “Tax Event” and suspend further distributions indefinitely. The Company was informed that the Limited Partners have declared a “Tax Event” and therefore future distributions had ceased.

On January 5, 2005, the Company was informed that the IRS had concluded its examination of the investees with no material adverse findings. As a result, distributions suspended since August of 2003 resumed and on January 11, 2005, the Company received $24.1 million in cash distributions. These distributions are subject to state and Federal income taxes.

Future benefits from our synthetic fuel investments depend on whether the production from these plants will continue to qualify for tax credits under Section 29 of the Internal Revenue Code; and the ability to economically produce and market the synthetic fuel produced by these plants; future IRS reviews, and as well the world price of crude oil. Any one of these eventualities may interrupt, reduce, or terminate further distributions.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

Net sales for the quarters ended December 31, 2004 and 2003 were $9.1 million and $11.9 million, respectively. Domestic sales during the first quarter of fiscal 2005 were $8.8 million reflecting a decrease of $2.8 million from year ago levels. Domestic sales were lower than the prior year’s quarter due to the timing of finalizing certain orders and delays in customers obtaining required permits. The Company’s revenues are concentrated in the asphalt-related business and subject to a seasonal slow-down during the third and fourth quarters of the calendar year. Foreign sales were unchanged from the prior year.

Gross margins as a percent of net sales decreased by 3.5% during the quarter ended December 31, 2004 from year ago levels due to lower sales volumes not fully absorbing overhead in the quarter.

Product engineering and development costs combined with selling and administrative expenses have decreased from year ago levels. Selling and administrative expense last year includes $270 of costs related to the tender offer withdrawn in December 2003.

Other Income (Expense)

Interest expense for the first quarter of fiscal 2005 increased by $35, from the first quarter of fiscal 2004, reflecting an increase in interest rates and an increase in debt balance.

Income tax expense decreased by $.3 million from year ago levels, reflecting the decrease in pre-tax income.

The Company received no distributions in fiscal 2004, nor the quarter ended December 31, 2004 from its interest in Carbontronics LLC, Carbontronics Fuels LLC and Carbontronics II LLC. Distributions suspended since August 2003 resumed and on January 11, 2005, the Company received $24.1 million in cash distributions. Future distributions from these partnerships depend upon the production of these operations continuing to qualify for tax credits under Section 29 of the Internal Revenue Code and the ability to economically produce and market synthetic fuel produced by the plants.

Liquidity and Capital Resources

On August 1, 2003, the Company entered into a Revolving Credit and Security Agreement with PNC Bank, N.A. The Agreement established a three year revolving $20 million credit facility. The facility provides for advances based on accounts receivable, inventory and real estate. As of December 31, 2004, the Company had $6.0 million borrowed on the facility. The facility includes a $2 million limit on letters of credit. At December 31, 2004, the Company had $.3 million of letters of credit outstanding. The interest rate at December 31, 2004, is at prime less .25% (5.00%) and subject to change based upon the Fixed Charge Coverage Ratio. The Company is required to maintain a Fixed Charge Coverage Ratio of 1.1:1. There are no required repayments as long as there are no defaults and there is adequate eligible collateral. Substantially all of Company’s assets are pledged as security under the Agreement.

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

At December 31, 2004, the Company had $6.0 million of debt outstanding. Under the Credit Agreement, the Company’s borrowings will bear interest at variable rates based upon the prime rate. The Company performed a sensitivity analysis assuming a hypothetical 1% adverse movement in the interest rates on the debt outstanding at the end of December 2004. Such a movement in interest rates would cause the Company to recognize additional quarterly interest expense of approximately $15 along with a corresponding decrease in cash flows.

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

Part II. Other Information

Item 6. Exhibits and Reports on Form 8-K

(a)	Exhibits

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certifications of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes- Oxley Act of 2002.

(b)	Reports on Form 8-K.

December 21, 2004 - Announcement of Fiscal 2004 Results

January 6, 2005 - Anticipation of Cash Distributions from Investees

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GENCOR INDUSTRIES, INC.

February 10, 2005	By:	/s/ E.J. Elliott
E.J. Elliott, Chairman and President

February 10, 2005	By:	/s/ Scott W. Runkel
Scott W. Runkel, Chief Financial Officer