Form 10-Q
period 2005-03-31
GENCOR INDUSTRIES INC
filed 2005-05-13
CIK 64472

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE PERIOD ENDED March 31, 2005

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act.)    Yes  ☐    No  ☒

Indicate number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date.

Class	Outstanding at May 4, 2005
Common stock, $.10 par value	7,046,070 shares
Class B stock, $.10 par value	1,798,398 shares

GENCOR INDUSTRIES, INC.

Part I. Financial Information

Item 1. Financial Statements

GENCOR INDUSTRIES, INC.

Condensed Consolidated Balance Sheets

(In thousands, except per share data)

	March 31 2005	September 30, 2004
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$5,173	$550
Marketable securities at market value (Cost $18,000)	17,877	—
Accounts receivable, less allowance for doubtful accounts of $1,258 ($1,214 at September 30, 2004)	3,305	2,401
Other receivables	187	120
Inventories, net	17,796	16,944
Deferred income taxes	602	602
Prepaid expenses	1,278	1,578

Total current assets	46,218	22,195
Property and equipment, net	11,849	11,317
Assets held for sale	5,401	5,449
Other assets	3,767	3,851

Total assets	$67,235	$42,812

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$5,327	$3,477
Customer deposits	2,431	1,099
Income and other taxes payable	3,129	4,372
Accrued expenses	8,913	9,489

Total current liabilities	19,800	18,437
Long-term debt	—	5,701
Deferred income taxes	9,928	71
Other liabilities	3,309	3,309

Total liabilities	33,037	27,518

Commitments and contingencies

Shareholders’ equity:
Preferred stock, par value $.10 per share; authorized 300,000 shares; none issued	—	—
Common stock, par value $.10 per share; 15,000,000 shares authorized; 7,133,470 shares and 7,093,470 shares issued at March 31, 2005 and September 30, 2004, respectively	713	709
Class B stock, par value $.10 per share; 6,000,000 shares authorized; 1,878,398 shares issued at March 31, 2005 and September 30, 2004	188	188
Capital in excess of par value	11,765	11,467
Retained earnings	29,235	10,747
Accumulated other comprehensive income (loss)	(5,904)	(6,018)
Subscription receivable from officer	(95)	(95)
Common stock in treasury, 179,400 shares at cost	(1,704)	(1,704)

Total shareholders’ equity	34,198	15,294

	$67,235	$42,812

See notes to condensed consolidated financial statements.

GENCOR INDUSTRIES, INC.

Unaudited Condensed Consolidated Statements of Operations

(In thousands, except per share data)

	Three Months Ended March 31,		Six Months Ended March 31,
	2005	2004	2005	2004
Net revenue	$15,948	$18,489	$25,056	$30,409

Costs and expenses:
Production costs	11,863	12,684	18,684	21,191
Product engineering and development	518	467	1,013	958
Selling, general and administrative	2,311	2,558	4,480	5,071

	14,692	15,709	24,177	27,220

Operating income	1,256	2,780	879	3,189

Other income (expense):
Interest income	52	3	55	10
Interest expense	(32)	(45)	(122)	(102)
Income from Investees	27,382	—	27,382	—
Miscellaneous	(88)	33	(86)	119

	27,314	(9)	27,229	27

Income before income taxes	28,570	2,771	28,108	3,216

Income taxes	9,738	1,031	9,619	1,228

Net income	$18,832	$1,740	$18,489	$1,988

Basic and diluted earnings per common share:
Basic earnings per share	$2.14	$.20	$2.10	$.23

Diluted earnings per share	$1.89	$.18	$1.86	$.21

See notes to condensed consolidated financial statements.

GENCOR INDUSTRIES, INC.

Unaudited Condensed Consolidated Statements of Cash Flows

In Thousands

	Six Months Ended March 31,
	2005	2004
Cash flows from operations:
Net income	$18,489	$1,988
Adjustments to reconcile net income to cash provided (used) by operations:
Marketable securities	(17,877)	—
Deferred income taxes	9,857	—
Depreciation and amortization	410	413
Income from investees	(27,382)	—
Provision for allowance for doubtful accounts	44	200
Change in assets and liabilities:
Accounts receivable	(948)	(2,685)
Other receivables	(67)	—
Inventories	(852)	(653)
Prepaid expenses	300	246
Other assets	—	28
Accounts payable	1,850	1,194
Customer deposits	1,332	982
Income and other taxes payable	(1,243)	(478)
Accrued expenses	(576)	958

Total adjustments	(35,152)	205

Cash provided by (used for) operations	(16,663)	2,193

Cash flows from (used for) investing activities:
Stock options exercised	301	—
Distributions from unconsolidated investees	27,382	—
Capital expenditures	(858)	(206)
Proceeds from assets held for sale	48	—

Cash from (used for) investing activities	26,873	(206)

Cash flows used for financing activities:
Net repayment of debt	(5,701)	(1,927)

Cash provided (used) for financing activities	(5,701)	(1,927)

Effect of exchange rate changes on cash	114	56

Net increase (decrease) in cash	4,623	116
Cash and cash equivalents at:
Beginning of period	550	734

End of period	$5,173	$850

See notes to condensed consolidated financial statements.

GENCOR INDUSTRIES, INC.

Notes to Condensed Consolidated Financial Statements

All amounts in thousands, except per share amounts

Note 1 – Basis of Presentation

The accompanying condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all material adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three- and six- months ended March 31, 2005 are not necessarily indicative of the results that may be expected for the year ending September 30, 2005.

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

Note 2 – Inventories

The components of inventory consist of the following:

	March 31, 2005	September 30, 2004
Raw materials	$7,624	$7,294
Work in process	3,942	4,574
Finished goods	4,919	4,083
Used equipment	1,311	993

	$17,796	$16,944

Note 3 – Earnings Per Share Data

The following table sets forth the computation of basic and diluted earnings per share for the periods indicated.

	Three Months Ended March 31,		Six Months Ended March 31,
	2005	2004	2005	2004
Net income	$18,832	$1,740	$18,489	$1,988

Denominator (shares in thousands):
Weighted average shares outstanding	$8,814	$8,862	$8,805	$8,682
Effect of dilutive stock options	1,128	730	1,128	614

Denominator for diluted EPS computation	$9,942	$9,412	$9,933	$9,296

Per common share:
Basic:
Net income	$2.14	$0.20	$2.10	$0.23

Diluted:
Net income	$1.89	$0.18	$1.86	$0.21

Note 4 – Comprehensive Income (Loss)

The total comprehensive income (loss) for the three-and six- months ended March 31, 2005 was $18,820 and $18,603, respectively, compared to the total comprehensive income for the three- and six-months ended March 31, 2004 of $1,765 and $2,035, respectively. Total comprehensive income (loss) differs from net income (loss) due to gains and losses resulting from foreign currency translation, which are reflected separately in the shareholders’ equity section of the balance sheet under the caption “Accumulated other comprehensive loss.” Gains and losses resulting from foreign currency transactions are included in income.

Note 5 – Income From Investees

The Company owns a 45% interest in Carbontronics LLC and a 25% interest in Carbontronics Fuels LLC and Carbontronics II LLC. These interests were earned as part of the value of risk on contracts to build four synthetic fuel production plants during 1998. The Company has no basis in these equity investments or requirement to provide future funding. Any income arising from these investments is dependent upon tax credits (adjusted for operating losses at the fuel plants) being generated as a result of synthetic fuel production, which will be recorded as received. The Company received no distributions in fiscal 2004, nor the quarter ended December 31, 2004, and did receive distributions of $13,428 and $1,526, during 2003 and 2002 respectively.

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

On January 5, 2005, the Company was informed that the IRS had concluded its examination of the investees with no material adverse findings. As a result, distributions suspended since August of 2003 resumed and the Company received distributions totaling $27,382 during the second quarter in fiscal 2005. These distributions are subject to state and Federal income taxes.

Future benefits from our synthetic fuel investments depend on whether the production from these plants will continue to qualify for tax credits under Section 29 of the Internal Revenue Code; and the ability to economically produce and market the synthetic fuel produced by these plants; future IRS reviews, and as well the world price of crude oil, as per the provisions of the SEC 29 IRS Code, if the average price of crude oil reaches a certain level the tax credits will terminate. Any one of the above eventualities may interrupt, reduce, or terminate further distributions.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

Net sales for the quarters ended March 31, 2005 and 2004 were $15.9 million and $18.5 million, respectively. Domestic sales during the second quarter of fiscal 2005 were $15.6 million reflecting a decrease of $2.5 million from year ago levels. Domestic sales were lower than the prior year’s quarter due to the timing of finalizing certain orders and delays in customers obtaining required permits. The Company’s revenues are concentrated in the asphalt-related business and subject to a seasonal slow-down during the third and fourth quarters of the calendar year. Foreign sales were unchanged from the prior year.

Gross margins as a percent of net sales decreased by 4.9% during the six-months ended March 31, 2005 from year ago levels due to lower sales volumes, lower margins on several sales and a LIFO adjustment of $.2 million in the quarter.

Product engineering and development costs combined with selling and administrative expenses have decreased from year ago levels. Selling and administrative expense decreased due to lower sales commission on lower volume.

Other Income (Expense)

Interest expense for the three- and six- month period of fiscal 2005 decreased by $13 and increased by $20, respectively from the previous year, reflecting an increase in interest rates, an increase in debt balance as of December 31, 2004 and a lower balance during the second quarter.

Income tax expense increased by $8.7 million and $8.4 for the three- and six- month period, respectively from the previous year, reflecting the increase in pre-tax income. Deferred taxes are a result of Income from Investees which is deferred for income tax purposes until the next fiscal year.

The Company received no distributions in fiscal 2004, nor the quarter ended December 31, 2004 from its interest in Carbontronics LLC, Carbontronics Fuels LLC and Carbontronics II LLC. Distributions suspended since August 2003 resumed and the Company received distributions totaling $27,382 during the second quarter in fiscal 2005. Future distributions from these partnerships depend upon the production of these operations continuing to qualify for tax credits under Section 29 of the Internal Revenue Code and the ability to economically produce and market synthetic fuel produced by the plants.

Liquidity and Capital Resources

On August 1, 2003, the Company entered into a Revolving Credit and Security Agreement with PNC Bank, N.A. The Agreement established a three year revolving $20 million credit facility. The facility provides for advances based on accounts receivable, inventory and real estate. As of March 31, 2005, the Company had no monies borrowed on the facility. The facility includes a $2 million limit on letters of credit. At March 31, 2005, the Company had $.3 million of letters of credit outstanding. The interest rate at March 31, 2005, is at prime less .25% (5.50%) and subject to change based upon the Fixed Charge Coverage Ratio. The Company is required to maintain a Fixed Charge Coverage Ratio of 1.1:1. There are no required repayments as long as there are no defaults and there is adequate eligible collateral. Substantially all of Company’s assets are pledged as security under the Agreement.

Long term bank debt was paid in full and the Company invested $18 million in marketable securities as a result of the positive cash flow for the quarter ended March 31, 2005.

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

At March 31, 2005, the Company had no debt outstanding. Under the Credit Agreement, the Company’s borrowings will bear interest at variable rates based upon the prime rate.

Item 4. Controls and Procedures

The Company’s Chairman and Chief Financial Officer evaluated the Company’s disclosure controls and procedures within 90 days of the filing date of this quarterly report. Based upon this evaluation, the Company’s President and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective in ensuring that material information required to be disclosed is included in the reports that it files with the Securities and Exchange Commission.

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

January 6, 2005- Anticipation of Cash Distributions from Investees

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GENCOR INDUSTRIES, INC.

May 13, 2005	By:	/s/ E.J. Elliott
E.J. Elliott, Chairman and Chief Executive Officer

May 13, 2005	By:	/s/ Scott W. Runkel
Scott W. Runkel, Chief Financial Officer