Form 10-Q
period 2005-06-30
GENCOR INDUSTRIES INC
filed 2005-08-15
CIK 64472

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE PERIOD ENDED June 30, 2005

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange

Act.)    Yes  ☐    No  ☒

Indicate number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date.

Class	Outstanding at July 15, 2005
Common stock, $.10 par value	7,189,470 shares
Class B stock, $.10 par value	1,642,998 shares

GENCOR INDUSTRIES, INC.

Part I. Financial Information

Item 1. Financial Statements

GENCOR INDUSTRIES, INC.

Condensed Consolidated Balance Sheets

(In thousands, except per share data)

	June 30 2005	September 30, 2004
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$923	$550
Marketable securities at market value (Cost $25,000)	25,323	—
Accounts receivable, less allowance for doubtful accounts of $959 ($1,214 at September 30, 2004)	3,648	2,401
Other receivables	170	120
Inventories, net	18,486	16,944
Deferred income taxes	602	602
Prepaid expenses	1,100	1,578

Total current assets	50,252	22,195
Property and equipment, net	8,413	11,317
Assets held for sale	5,401	5,449
Other assets	552	3,851

Total assets	$64,618	$42,812

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$3,776	$3,477
Customer deposits	455	1,099
Income and other taxes payable	756	4,372
Accrued expenses	2,962	9,489

Total current liabilities	7,949	18,437
Long-term debt	—	5,701
Deferred income taxes	10,501	71
Other liabilities	—	3,309

Total liabilities	18,450	27,518

Commitments and contingencies
Shareholders’ equity:
Preferred stock, par value $.10 per share; authorized 300,000 shares; none issued	—	—
Common stock, par value $.10 per share; 15,000,000 shares authorized; 7,276,870 shares and 7,093,470 shares issued at June 30, 2005 and September 30, 2004, respectively	728	709
Class B stock, par value $.10 per share; 6,000,000 shares authorized; 1,734,998 shares and 1,878,398 shares issued at June 30, 2005 and September 30, 2004, respectively	173	188
Capital in excess of par value	11,765	11,467
Retained earnings	36,892	10,747
Accumulated other comprehensive income (loss)	(1,591)	(6,018)
Subscription receivable from officer	(95)	(95)
Common stock in treasury, 179,400 shares at cost	(1,704)	(1,704)

Total shareholders’ equity	46,168	15,294

	$64,618	$42,812

See notes to condensed consolidated financial statements.

GENCOR INDUSTRIES, INC.

Unaudited Condensed Consolidated Statements of Operations

(In thousands, except per share data)

	Three Months Ended June 30,		Nine Months Ended June 30,
	2005	2004	2005	2004
Net revenue	$14,846	$12,407	$39,902	$42,816

Costs and expenses:
Production costs	11,478	8,573	30,162	29,764
Product engineering and development	452	454	1,465	1,411
Selling, general and administrative	2,485	2,419	6,964	7,490

	14,415	11,446	38,591	38,665

Operating income	431	961	1,311	4,151

Other income (expense):
Interest income	25	3	81	14
Interest expense	(19)	(29)	(142)	(131)
Income from Investees	6,964	—	34,346	—
Increase in value of marketable securities	446	—	323	—
Miscellaneous	19	11	56	129

	7,435	(15)	34,664	12

Income before income taxes	7,866	946	35,975	4,163

Income taxes	210	302	9,830	1,530

Net income	$7,656	$644	$26,145	$2,633

Basic and diluted earnings per common share:
Basic earnings per share	$.87	$.07	$2.97	$.30

Diluted earnings per share	$.77	$.07	$2.73	$.28

See notes to condensed consolidated financial statements.

GENCOR INDUSTRIES, INC.

Unaudited Condensed Consolidated Statements of Cash Flows

In Thousands

	Nine Months Ended June 30,
	2005	2004
Cash flows from operations:
Net income	$26,145	$2,633
Adjustments to reconcile net income to cash provided (used) by operations:
Marketable securities	(25,323)	—
Deferred income taxes	10,430	(2,300)
Depreciation and amortization	610	619
Income from investees	(34,346)	—
Provision for allowance for doubtful accounts	(255)	260
Change in assets and liabilities:
Accounts receivable	(992)	(221)
Other receivables	(50)	(190)
Inventories	(1,542)	1,104
Prepaid expenses	478	620
Other assets	—	27
Accounts payable	928	21
Customer deposits	(644)	138
Income and other taxes payable	(2,262)	623
Accrued expenses	(816)	1,029

Total adjustments	(53,784)	1,730

Cash provided by (used for) operations	(27,639)	4,363

Cash flows from (used for) investing activities:
Stock options exercised	301	17
Distributions from unconsolidated investees	34,346	—
Capital expenditures	(1,063)	(348)
Proceeds from assets held for sale	48	—

Cash from (used for) investing activities	33,632	(331)

Cash flows used for financing activities:
Net repayment of debt	(5,701)	(4,515)

Cash provided (used) for financing activities	(5,701)	(4,515)

Effect of exchange rate changes on cash	81	59

Net increase (decrease) in cash	373	(424)
Cash and cash equivalents at:
Beginning of period	550	734

End of period	$923	$310

See notes to condensed consolidated financial statements.

GENCOR INDUSTRIES, INC.

Notes to Unaudited Condensed Consolidated Financial Statements

All amounts in thousands, except per share amounts

Note 1 – Basis of Presentation

The accompanying condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all material adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three- and nine-month periods ended June 30, 2005 are not necessarily indicative of the results that may be expected for the year ending September 30, 2005.

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

Note 2 – Marketable Securities

Marketable securities are categorized as trading securities and stated at market value. Market value is determined using the quoted closing or latest bid prices. Realized gains and losses on investment transactions are determined by specific identification and are recognized as incurred in the statements of operations. Net unrealized gains and losses are reported in the statements of operations and represent the change in the market value of investment holdings during the reporting period.

Note 3 – Inventories

The components of inventory consist of the following:

	June 30, 2005	September 30, 2004
Raw materials	$7,640	$7,294
Work in process	5,037	4,574
Finished goods	4,565	4,083
Used equipment	1,244	993

	$18,486	$16,944

Note 4 – Earnings Per Share Data

The following table sets forth the computation of basic and diluted earnings per share:

	Three Months Ended June 30,		Nine Months Ended June 30,
(in thousands)	2005	2004	2005	2004
Net income	$7,656	$644	$26,145	$2,633

Denominator:
Weighted average shares outstanding	$8,832	$8,684	$8,817	$8,683
Effect of dilutive stock options	1,089	991	749	738

Denominator for diluted EPS computation	$9,921	$9,675	$9,566	$9,421

Per common share:

Basic:

Net income	$0.87	$0.07	$2.97	$0.30

Diluted:

Net income	$0.77	$0.07	$2.73	$0.28

Note 5 – Comprehensive Income (Loss)

Total comprehensive income for the three-and nine-months ended June 30, 2005 was $7,623 and $26,226 respectively, which compares to the total comprehensive income for the three- and nine- months ended June 30, 2004 of $634 and $2,680, respectively. Total comprehensive income differs from net income due to unrealized gains and losses resulting from foreign currency translation, which are reflected separately in the shareholders’ equity section of the balance sheet under the caption “Accumulated other comprehensive loss.” Realized gains and losses resulting from foreign currency transactions are included in income.

Note 6 – Income From Investees

The Company owns a 45% interest in Carbontronics LLC and a 25% interest in Carbontronics Fuels LLC and Carbontronics II LLC. These interests were earned as part of the value of risk on contracts to build four synthetic fuel production plants during 1998. The Company has no basis in these equity investments or requirement to provide future funding. Any income arising from these investments is dependent upon tax credits (adjusted for operating losses at the fuel plants) being generated as a result of synthetic fuel production, which will be recorded as received. The Company received no distributions in fiscal 2004, and did receive distributions of $13,428 and $1,526, during 2003 and 2002 respectively.

In 2003, the Company was notified by its investee General Partner that the income tax returns for its synthetic fuel producing partnership were being audited. As previously reported, the Limited Partners may declare a “Tax Event” and suspend further distributions indefinitely. The Company was informed that the Limited Partners had declared a “Tax Event” and therefore future distributions had ceased.

On January 5, 2005, the Company was informed that the IRS had concluded its examination of the investees with no material adverse findings. As a result, distributions suspended since August of 2003 resumed and the Company received distributions of $6,964 and $34,346, respectively, for the three- and nine- months ended June 30, 2005. These distributions are subject to state and Federal income taxes.

Future benefits from our synthetic fuel investments depend on whether the production from these plants will continue to qualify for tax credits under Section 29 of the Internal Revenue Code; the ability to economically produce and market the synthetic fuel produced by these plants; future IRS reviews, and the world price of crude oil (as per the provisions of Section 29 of the IRS Code, if the average price of crude oil reaches a certain level the tax credits will terminate). The recent escalation in oil prices raise serious doubt on the continued availability of tax credits under Section 29 for the future. If oil prices remain at the current levels or increase, the tax credits could phase-out or terminate. The existing tax credit legislation is scheduled to expire at the end of the calendar year 2007. Any one of the above eventualities may interrupt, reduce, or terminate further distributions.

Note 7 – Discontinued Operations

On June 23, 2005, the assets of our discontinued operation in Brazil were disposed of with all proceeds used to pay liens and claims against the property. The net assets were fully reserved in 2001 when the other assets of the discontinued operation were sold. Other Assets of $3.2 million, Property and Equipment of $3.5 million, Accounts Payable, Income and Other Taxes Payable and Accruals of $2.9 million, Other Liabilities of $3.3 million, and Accumulated Translation Loss of $4.3 million were charged to the impairment reserve with no resulting gain or loss on the disposition.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

Net sales for the quarters ended June 30, 2005 and 2004 were $14.8 million and $12.4 million, respectively. Domestic sales during the third quarter of fiscal 2005 were $14.5 million reflecting an increase of $2.3 million from year ago levels. Net sales for the nine-months ended June 30, 2005 and 2004 were $39.9 million and $42.8 million, respectively. Domestic sales during the nine- months of fiscal 2005 were $38.9 million reflecting a decrease of $3.0 million from year ago levels. Domestic sales for the nine-months were lower than the prior year’s due to the timing of finalizing certain orders and delays in customers obtaining required permits. The Company’s revenues are concentrated in the asphalt-related business and subject to a seasonal slow-down during the third and fourth quarters of the calendar year. Foreign sales for the three- and nine- months ended June 30, 2005 increased by $.1 million from the prior year.

Gross margins as a percent of net sales decreased by 8.2% during the quarter from year ago levels due to higher raw material cost, lower margins on several sales and a LIFO adjustment of $.2 million in the quarter. Gross margins as a percent of net sales decreased by 6.1% during the nine-months from year ago levels due to lower sales volumes, higher raw material costs, lower margins on several sales and a LIFO adjustment of $.3 million in the nine-months.

Product engineering and development costs combined with selling and administrative expenses for the nine- months have decreased from year ago levels. Selling and administrative expense decreased due to lower sales commission on lower volume.

The Company received no distributions in fiscal 2004 from its interest in Carbontronics LLC, Carbontronics Fuels LLC and Carbontronics II LLC. Distributions suspended since August 2003 resumed and the Company received distributions totaling $6,964 and $34,346, respectively, for the three- and nine-months ended June 30, 2005. Future distributions from these partnerships depend upon the production of these operations continuing to qualify for tax credits under Section 29 of the Internal Revenue Code and the ability to economically produce and market synthetic fuel produced by the plants.

Interest expense for the three- months ended June 30, 2005 decreased by $10, respectively from the prior year. Interest expense for the nine- months ended June 30, 2005 increased by $11, respectively from the previous year, reflecting an increase in interest rates, an increase in debt balance as of December 31, 2004 and a lower balance during the second and third fiscal quarters.

Income tax expense decreased by $.1 million and increased by $8.3 million for the three- and nine- month period, respectively from the previous year, reflecting the increase in pre-tax income. The tax provision for the quarter and nine- months ended June 30, 2005, includes a reduction of $2.5 million in the tax contingency reserve as a result of resolution of prior year filings and expiration of the statute of limitations. Deferred taxes are a result of Income from Investees which is deferred for income tax purposes until the next fiscal year

In June 2005, the assets of our discontinued operation in Brazil were disposed of with all proceeds used to pay liens and claims against the property. The net assets were fully reserved in 2001 when the other assets of the discontinued operation were sold. Other Assets of $3.2 million, Property and Equipment of $3.5 million, Accounts Payable, Income and Other Taxes Payable and Accruals of $2.9 million, Other Liabilities of $3.3 million, and Accumulated Translation Loss of $4.3 million were charged to the impairment reserve with no resulting gain or loss on the disposition.

Liquidity and Capital Resources

On August 1, 2003, the Company entered into a Revolving Credit and Security Agreement with PNC Bank, N.A. The Agreement established a three year revolving $20 million credit facility. The facility provides for advances based on accounts receivable, inventory and real estate. As of June 30, 2005, the Company had no monies borrowed on the facility. The facility includes a $2 million limit on letters of credit. At June 30, 2005, the Company had $.3 million of letters of credit outstanding. The interest rate at June 30, 2005, is at prime less .25% (6.00%) and subject to change based upon the Fixed Charge Coverage Ratio. The Company is required to maintain a Fixed Charge Coverage Ratio of 1.1:1. There are no required repayments as long as there are no defaults and there is adequate eligible collateral. Substantially all of the Company’s assets are pledged as security under the Agreement.

Long term bank debt was paid in full and the Company invested $25 million in marketable securities as a result of the positive cash flow for the nine-months ended June 30, 2005.

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

At June 30, 2005, the Company had no debt outstanding. Under the Credit Agreement, the Company’s borrowings will bear interest at variable rates based upon the prime rate.

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

There were no significant changes in the Company’s internal controls or, to the knowledge of the management of the Company, in other factors that could significantly affect internal controls during our most recently completed fiscal quarter.

Part II. Other Information

Item 5. Other Information

The Company’s next Annual Meeting of Shareholders will be held on September 12, 2005 at 9:00 a.m. local time, at the Company’s Corporate Offices, 5201 North Orange Blossom Trail, Orlando, Florida. The record date for the meeting has been set for August 22, 2005.

On August 11, 2005, the Compensation Committee approved a bonus for the Chairman of the Company. The bonus will be ¾ of 1% of the income received by the Company from its synthetic fuels investees during and for the fiscal year ending September 30, 2005.

Item 6. Exhibits and Reports on Form 8-K

(a)	Exhibits

10.12	First Amendment to the Stock Option Plan Agreement.

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certifications of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)	Reports on Form 8-K.

May 20, 2005- Gencor Receives Cash Distribution from Investees.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GENCOR INDUSTRIES, INC.

August 15, 2005	By:	/s/ E.J. Elliott
E.J. Elliott, Chairman and Chief Executive Officer

August 15, 2005	By:	/s/ Scott W. Runkel
Scott W. Runkel, Chief Financial Officer