Form 10-K
period 2005-09-30
GENCOR INDUSTRIES INC
filed 2005-12-23
CIK 64472

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10 – K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15[d] OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended September 30, 2005

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes    ☒  No

The aggregate market value of the common equity held by non-affiliates computed by reference to the price at which the common equity was last sold as of the last business day of the most recently completed second fiscal quarter was $45,498,242.

Indicate the number of shares outstanding of each of the Registrant’s classes of Common Stock, as of the latest practicable date: 8,252,457 shares of Common Stock ($.10 par value) and 1,642,998 shares of Class B Stock ($.10 par value) as of December 14, 2005.

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

The Company designs and manufactures machinery and related equipment used primarily for the production of asphalt and highway construction materials. The Company’s principal core products include asphalt plants, combustion systems and fluid heat transfer systems. Gencor Industries, Inc.’s technical and design capabilities; environmentally friendly process technology and wide range of products have enabled it to become a leading producer of equipment worldwide. The Company believes it has the largest installed base of asphalt production plants in the United States.

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

In January 1998, the Company finalized agreements with Carbontronics, LLC (“CLLC”) pursuant to which the Company sold, manufactured, and installed four synthetic fuel production plants. These plants were sold by CLLC to a limited partnership (“LP”), Carbontronics Synfuels Investors, L.P., which is now the owner of the plants. The Company was paid in full for these plants in 1998. In addition to payment for the plants, the Company received a member interest of 45% in CLLC. Future revenue to CLLC is based upon the production of these plants continuing to qualify for tax credits under Section 29 of the Internal Revenue Code, and the ability to economically produce and successfully market synthetic fuel produced by the plants. If the LP is successful in producing fuel which qualifies for tax credits, sells the synthetic fuel, sells the tax credits to investors, and has sufficient cash flow to cover all operating expenses, then the LP remits cash to CLLC as additional purchase price for the sale of the plants. CLLC generally distributes any cash receipts to its investors.

Also, the Company received a 25% partnership position in the General Partner (“GP”) of the LP and in Carbontronics II, LLC (“C2LLC”). C2LLC receives royalty payments from the LP only if the LP is successful in producing fuel which qualifies for tax credits, sells the synthetic fuel, sells the tax credits to investors, and has sufficient cash flow to cover all other operating expenses. The remaining interests in the GP, CLLC, and

C2LLC are owned by other, unrelated entities. An administrative member of the GP, not the Company, is responsible for administration of the day-to-day affairs of the GP and LP. The Company is entitled to appoint only one of the three members of the GP Management Committee and has 1/3 of the voting rights thereof. As a part of the member positions in CLLC, C2LLC, and the GP, the Company has the potential for income subject to the performance of the LP. Future benefits realizable by the Company on the synthetic fuel production plants depend on whether the production from these plants will continue to qualify for tax credits under Section 29 of the Internal Revenue Code and the ability to economically produce and successfully market synthetic fuel produced by the plants.

Carbontronics LLC
(CLLC)
Gencor Industries, Inc.
45% membership
Gencor Industries, Inc.
sold 4 plants to CLLC
Carbontronics
Synfuels Investors,
L.P. (LP)
General Partnership
ownership
Gencor (25% of 0.1%)
Operates the
synthetic fuel
plants
Carbontronics II, LLC
(C2LLC)
Gencor Industries, Inc.
25% ownership
Receives royalty
passes back to
partners of
C2LLC

The Company does not control the policies or management and does not manage the entities in which it holds the identified interests.

On August 8, 2003, Gencor Industries, Inc. (“Gencor”) was notified by its investee General Partner that the income tax returns for its synthetic fuel producing partnership were being audited. As previously reported, the Limited Partners may declare a “Tax Event” and suspend further distributions indefinitely. Gencor was informed that the Limited Partners had declared a “Tax Event” and therefore future distributions had ceased.

On December 12, 2003, Gencor was notified by the General Partner that the IRS had issued rulings dated December 10, 2003 to the producing partnership concluding that, if the partnership adheres to the specified production methods and chemistry, the partnership would be entitled to the section 29 credit for the production of qualified fuel that is sold to unrelated persons.

Although the IRS advised us that it is satisfied with the chemical testing procedures, it nevertheless proceeded with a general IRS audit. Therefore the previously imposed Tax Event continued and the Limited Partners were not allowing revenue to be distributed to Gencor until satisfactory conclusion of the audit.

On January 5, 2005, the Company was informed that the IRS had concluded its examination of the investees with no material adverse findings. As a result, distributions suspended since August 2003 resumed and the Company received distributions totaling $27,382 during the second quarter of fiscal 2005. The Company received a distribution of $6,964 in the third quarter of fiscal 2005, and $9,892 in the fourth quarter of fiscal 2005. There were no distributions in fiscal 2004. These distributions are subject to state and Federal income taxes.

Future distributions from these entities depend upon the production of these operations continuing to qualify for tax credits under Section 29 of the Internal Revenue Code and the ability to economically produce and market synthetic fuel produced by the plants. One of the contingencies related to future benefits from these entities is based on the average price of crude oil. Per a provision of Section 29, if the average price of crude oil reaches a certain level, the tax credits will terminate. The escalation in oil prices in 2005 raises serious doubt on the continued availability of tax credits under Section 29 for the future. If oil prices remain at the recent levels or increase, the tax credits could phase-out or terminate. The existing tax credit legislation is scheduled to expire at the end of calendar year 2007. Any one of the above eventualities may interrupt, reduce, or terminate future distributions.

Products

Asphalt Plants. The Company manufactures and produces hot-mix asphalt plants used in the production of asphalt paving materials. The Company also manufactures related asphalt plant equipment including hot mix storage silos, fabric filtration systems, cold feed bins and other plant components. The Company’s H&B (Hetherington and Berner) product line is the world’s oldest asphalt plant line, first manufactured in 1894. The Company’s subsidiaries, Bituma Corporation, formerly known as Boeing Construction Company, developed the continuous process for asphalt production, which has been adopted as the United States industry’s standard technology, as well as patented the counterflow technology, several adaptations of which have become the industry standard, which recaptures and burns emissions and vapors, resulting in a cleaner and more efficient process. The Company manufactures a very comprehensive range of fully mobile batch plants, as well as mobile shredders and trommel screens.

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

Significant developments include the use of cost effective, non-fossil fuels, biomass (bagasse, municipal solid waste, sludge and wood waste), refuse-derived fuel, coal and coal mixtures, the economical recycling of old asphalt and new designs of environmentally compatible asphalt plants. Product engineering and development activities are directed toward more efficient methods of producing asphalt and lower cost fluid heat transfer systems. In addition, efforts are also focused on developing combustion systems that operate at higher temperatures and offer a higher level of environmental compatibility. The Company continues to evaluate opportunities in the energy field.

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

Sales Backlog

The Company’s manufacturing processes allow for a relatively short turnaround from the order date to shipment date of usually less than ninety (90) days. Therefore, the size of the Company’s backlog should not be viewed as an indicator of the Company’s annualized revenues or future financial results. The Company’s backlog was approximately $24 million and $13 million as of December 1, 2005 and December 1, 2004, respectively.

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

Employees

As of September 30, 2005, the Company employed a total of 294 employees; there were 284 employees in the domestic U.S. operations and 10 employees in the U.K. operations. The Company has collective bargaining agreements covering production and maintenance employees at its Marquette, Iowa facilities. The remaining domestic employees are not represented by a labor union or collective bargaining agreement. The Company believes that its relationship with its employees is good.

ITEM 2. PROPERTIES

The following table lists the properties owned or leased by the Company as of September 30, 2005:

Location	Owned Acreage	Square Footage	Principal Function
Billingshurst, West Sussex England	1.2	5,000	Offices
Leicester, England	6.0	97,000	Offices and manufacturing
Marquette, Iowa (1)	72.0	137,000	Offices and manufacturing
Orlando, Florida (1)	27.0	171,000	Corporate offices and manufacturing
Denver, Colorado		6,500	Offices and warehouse short-term lease

(1)	These properties are owned and pledged as security under the Company’s credit agreement.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On September 12, 2005, at an Annual Meeting of Shareholders, the following was approved:

(1)	The election of a director to be voted upon by the holders of Common Stock and the election of the directors to be voted upon by the holders of Class B Stock: and

(2)	The ratification of the selection of Moore Stephens Lovelace, P.A., independent certified public accountants, as auditors for the Company for the year ending September 30, 2005.

The total number of shares entitled to vote at this meeting was 8,252,457 shares of Common Stock and 1,642,998 shares of Class B Stock, and the tabulation of proxies was as follows:

Election of Director by holders of Common Stock:

Name	For	Against or Withheld	Abstentions	Broker Non-votes
Russell R. Lee, III	7,645,688	39,795

Election of Directors by holders of Class B Stock:

Name	For	Against or Withheld	Abstentions	Broker Non-votes
David A. Air	1,597,358	-0-
E.J. Elliott	1,597,358	-0-
John E. Elliott	1,597,398	-0-
Randolph H. Fields	1,597,398	-0-

Ratification of appointment of Moore Stephens Lovelace, P.A. as auditors for the year ending September 30, 2005:

For	Against or Withheld	Abstentions	Broker Non-votes
9,240,516	29,686	12,642

No other business was brought before the Annual Meeting.

PART II

ITEM 5. MARKET FOR THE REGISTRANT’S COMMON EQUITY AND RELATED SHAREHOLDER MATTERS

The Company’s stock is traded over the counter on the Pink Sheets and the OTC Electronic Bulletin Board under the symbol “GNCI.OB”. Following are the high and low per share closing bid prices for our common stock for the periods indicated:

	HIGH	LOW
2005
First Quarter	10.39	7.40
Second Quarter	10.00	6.90
Third Quarter	10.00	6.90
Fourth Quarter	9.15	8.10

2004
First Quarter	3.40	2.20
Second Quarter	6.35	3.03
Third Quarter	7.20	4.90
Fourth Quarter	8.25	6.30

As of September 2, 2005, there were 363 holders of Common Stock of record and 6 holders of Class B Stock of record.

Dividend Policy

The Company has not paid any dividends during the last two fiscal years and there is no intention to pay cash dividends in the foreseeable future.

EQUITY COMPENSATION PLAN

In the following table is information about our common stock that may be issued upon exercise of options, warrants and rights under all of our existing equity compensation plans and arrangements as of September 30, 2005, including the 1997 Stock Option Plan and the 1992 Stock Option Plan.

Plan Category	Number of Securities to be issued upon exercise of outstanding options, warrants and rights	Weighted- average exercise price of outstanding options, warrants and rights	Number of Securities remaining available for future issuance under equity compensation plans (excluding securities reflected in second column)
Equity compensation plans approved by security holders	54,000	1.36	1,480,000

Equity compensation plans not approved by security holders	0	0	0

Total	54,000	1.36	1,480,000

ITEM 6. SELECTED FINANCIAL DATA

	Years Ended September 30
	2005	2004	2003	2002	2001
			(in thousands, except per share data)
Net revenue from continuing operations	$48,140	$54,070	$55,898	$67,485	$71,134
Operating income (loss) from continuing operations	$(1,258)	$4,171	$(1,173)	$2,059	$(3,870)
Income (loss) from continuing operations	$31,307	$2,604	$7,260	$1,829	$(4,248)
Discontinued operations: (1)
Operating income (loss)	$—	$—	$—	$241	$5,695
Gain on sale of businesses	$—	$—	$—	$—	$3,835
Extraordinary item- debt extinguishment	$—	$—	$—	$—	$3,641

Net income	$31,307	$2,604	$7,260	$2,070	$8,923

Per share data:
Basic:
Income (loss) from continuing operations	$3.50	$0.30	$0.84	$0.21	$(0.49)
Discontinued operations: (1)
Operating income (loss)	$—	$—	$—	$0.03	$0.66
Gain on sale of businesses	$—	$—	$—	$—	$0.44
Extraordinary item - debt extinguishment	$—	$—	$—	$—	$0.42

Net income	$3.50	$0.30	$0.84	$0.24	$1.03

Diluted:
Income (loss) from continuing operations	$3.29	$0.27	$0.82	$0.20	$(0.49)
Discontinued operations: (1)
Operating income (loss)	$—	$—	$—	$0.03	$0.66
Gain on sale of businesses	$—	$—	$—	$—	$0.44
Extraordinary item - debt extinguishment	$—	$—	$—	$—	$0.42

Net income	$3.29	$0.27	$0.82	$0.23	$1.03

Cash dividends declared per common share	$—	$—	$—	$—	$—

Selected balance sheet data:

	September 30,
	2005	2004	2003	2002	2001
Current assets	$63,745	$22,195	$19,331	$41,767	$47,956
Current liabilities	$10,361	$18,437	$16,518	$29,243	$29,671
Total assets	$78,010	$42,812	$40,634	$62,184	$69,587
Long-term debt, less current maturities	$—	$5,701	$5,321	$24,337	$34,333
Shareholders’ equity	$51,435	$15,294	$12,609	$5,295	$2,274

(1)	The operating results of the food processing equipment manufacturing businesses (CPM) are reflected as discontinued operations.

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

Results of Operations

Year ended September 30, 2005 compared with the year ended September 30, 2004

Net sales for the years ended September 30, 2005 and 2004 were $48.1 million and $54.1 million, respectively. Domestic sales during this period for 2005 and 2004 were $46.9 million and $52.3 million, respectively. Domestic sales were lower than the prior year due to the timing of finalizing certain orders and delays in customers receiving permits. Backlog was only $5 million at September 30, 2005, however has increased to over $24 million as of December 1, 2005. This compares to a backlog of only $13 million as of December 1, 2004.

Gross margin for fiscal 2005 was $5.0 million less than fiscal 2004 and as a percent of net sales were 22.7% in 2005 and 29.4% of sales for 2004. Domestic margins were negatively affected by $.5 million in 2005 and $.8 million in 2004 due to an increase in the LIFO reserve. Lower sales volume reduced margin by $2 million and unfavorable purchase price variances due to higher steel and other material costs increased costs by $.8 million.

Product engineering and development costs remained at comparable levels with 2004. Selling and administrative expenses increased $.5 million during 2005 due to higher legal costs and a bonus paid on the receipt of the cash distributions from our investees. Selling and administrative expenses in 2004 includes $270 of costs related to the tender offer withdrawn in December 2003.

Operating (loss) was ($1.3) million in 2005. Operating income decreased from $4.2 million and 8% of net sales for 2004, as a result of reduced domestic business, lower gross margins in 2005, and higher selling and administrative expenses.

Interest expense during 2005 is less than 2004 due to reduced average borrowings and a lower interest rate. The outstanding bank debt was reduced to zero in the second quarter of fiscal 2005. The increase in value of marketable securities is a result of the net cash invested in marketable securities since the second quarter of fiscal 2005.

Income from investees consisted of cash distributions of $44,238 in 2005. There were no distributions from investments in Carbontronics LLC, Carbontronics II LLC, and Carbontronics Fuels LLC, in fiscal 2004. Distributions suspended since August 2003, as a result of an IRS examination, resumed in the second quarter of fiscal 2005. Future distributions from these entities depend upon the production of these operations continuing to qualify for tax credits under Section 29 of the Internal Revenue Code and the ability to economically produce and market synthetic fuel produced by the plants. One of the contingencies related to future benefits from these entities is based on the average price of crude oil. Per a provision of Section 29, if the average price of crude oil reaches a certain level, the tax credits will terminate. The escalation in oil prices in 2005 raises serious doubt on the continued availability of tax credits under Section 29 for the future. If oil prices remain at the recent levels or increase, the tax credits could phase-out or terminate. The existing tax credit legislation is scheduled to expire at the end of calendar year 2007. Any one of the above eventualities may interrupt, reduce, or terminate future distributions.

Income taxes were 31% of pre-tax income for 2005 and 37% for 2004. The tax provision in 2005 includes a reduction of $2.5 million (5.5%) in the tax contingency reserve as a result of resolution of prior year tax filings and expiration of the statute of limitations.

Year ended September 30, 2004 compared with the year ended September 30, 2003

Net sales for the years ended September 30, 2004, and 2003, were $54.1 million and $55.9 million, respectively. Domestic sales during this period for 2004 and 2003 were $52.3 million and $43.1 million, respectively. The decline in sales is related to reduced foreign sales primarily due to the increased competition and consolidation of a portion of its UK operation in the US to better control costs and margins.

Gross margins as a percent of net sales were 29.4% in 2004 and 24.1% of sales for 2003. In 2003, foreign margins were only 14% and therefore a portion of the UK operations were consolidated into the US operation. Domestic margins were negatively affected by $.6 million in 2004 and $1.5 million in 2003 due to an increase in the LIFO reserve.

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

Income from investees consisted of cash distributions of $13,428 in 2003. There were no distributions from investments in Carbontronics LLC, Carbontronics II LLC, and Carbontronics Fuels LLC, in fiscal 2004. The investments were being examined by the Internal Revenue Service. Any distributions were then suspended subject to the results of the IRS examination. Future benefits realizable by the Company on the synthetic fuel production plants depend on whether the production from these plants will continue to qualify for tax credits under Section 29 of the Internal Revenue Code and the ability to economically produce and successfully market synthetic fuel produced by the plants.

Income taxes were 37% of pre-tax income for 2004 and 34% for 2003. The effective rate was higher in 2004 primarily due to state income taxes.

Liquidity and Capital Resources

On August 1, 2003, the Company entered into a Revolving Credit and Security Agreement with PNC Bank, N.A. The Agreement established a three year revolving $20 million credit facility. The facility provides for advances based on accounts receivable, inventory and real estate. The facility includes a $2 million limit on letters of credit. At September 30, 2005, the Company had $.3 million of letters of credit outstanding. The interest rate at September 30, 2005, is at prime less .25% (6.50%) and subject to change based upon the Fixed Charge Coverage Ratio. The Company is required to maintain a Fixed Charge Coverage Ratio of 1.1:1. There are no required repayments as long as there are no defaults and there is adequate eligible collateral. Substantially, all of Company’s assets are pledged as security under the Agreement. The borrowings under the previous credit agreements were paid in full with cash and proceeds from this new Revolving Credit and Security Agreement.

As of September 30, 2005, the Company had $4.2 million in cash and cash equivalents, and $32.8 million in marketable securities. The marketable securities are invested in stocks and bonds through a professional investment advisor. The securities may be liquidated at any time into cash and cash equivalents.

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

Estimates and Assumptions

In preparing the consolidated financial statements, the Company uses certain estimates and assumptions that may affect reported amounts and disclosures. Estimates and assumptions are used, among other places, when accounting for certain revenue (e.g. contract accounting), expense, and asset and liability valuations. Management believes that the estimates and assumptions made in preparing the consolidated financial statements are reasonable, but are inherently uncertain and unpredictable. Assumptions may be incomplete or inaccurate and unanticipated events may occur. The Company is subject to risks and uncertainties that may cause actual results to differ from estimated results.

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

Investment in Unconsolidated Investees

As of September 30, 2005, 2004 and 2003, the Company owns a 45% interest in Carbontronics LLC and a 25% interest in Carbontronics Fuels LLC and Carbontronics II LLC. These interests were obtained as part of contracts to build four synthetic fuel production plants during 1998. The Company has no basis in these equity investments or requirement to provide future funding. Any income arising from these investments is dependent upon tax credits (adjusted for operating losses at the fuel plants) being generated as a result of synthetic fuel production, which will be recorded as received. The Company received no distributions in 2004 and distributions of $44,238 and $13,428, during 2005 and 2003, respectively.

Inflation

The overall effects of inflation on the Company’s business during the periods discussed have not been significant. The Company monitors the prices it charges for its products and services on an ongoing basis and believes that it will be able to adjust those prices to take into account future changes in the rate of inflation.

Contractual Obligations

The following table summarizes the Company’s outstanding borrowings and long-term contractual obligations at September 30, 2005:

	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Long-term debt	$—	$—	$—	$—	$—
Operating leases	157	63	81	13	—

Total	$157	$63	$81	$13	$—

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

At September 30, 2005, the Company had no debt outstanding. Under the Revolving Credit and Security Agreement, substantially all of the Company’s borrowings will bear interest at variable rates based upon the prime rate.

The Company’s Marketable securities are invested in stocks and bonds through a professional investment advisor. Investment securities are exposed to various risks such as interest rate, market and credit. Due to the level of risk associated with certain investment securities and the level of uncertainty related to changes in the value of securities, it is possible that changes in these risk factors could have an adverse material impact on the Company’s results of operations or equity.

The Company’s sensitivity analysis for interest rate risk excludes accounts receivable, accounts payable and accrued liabilities because of the short-term maturity of such instruments. The analysis does not consider the effect on other variables such as changes in sales volumes or management’s actions with respect to levels of capital expenditures, future acquisitions or planned divestures, all of which could be significantly influenced by changes in interest rates.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

INDEX TO FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULES

GENCOR INDUSTRIES, INC.

All other schedules are omitted because they are not applicable or the required information is shown in the consolidated financial statements or notes thereto.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors

Gencor Industries, Inc.

Orlando, Florida

We have audited the accompanying consolidated balance sheets of Gencor Industries, Inc. and subsidiaries as of September 30, 2005 and 2004, and the related consolidated statements of income, shareholders’ equity and cash flows for the years ended September 30, 2005, 2004 and 2003. Our audits also included the financial statement schedule listed in the accompanying index. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Gencor Industries, Inc. and subsidiaries as of September 30, 2005 and 2004, and the results of their operations and their cash flows for the years ended September 30, 2005, 2004 and 2003, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the financial statement schedule referred to above, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

MOORE STEPHENS LOVELACE, P.A.

Certified Public Accountants

Orlando, Florida

December 14, 2005

GENCOR INDUSTRIES, INC.

Consolidated Balance Sheets

(In thousands, except per share data)

	September 30,
	2005	2004
ASSETS
Current assets:
Cash and cash equivalents	$4,206	$550
Marketable securities at market value (Cost $31,000)	32,787	—
Accounts receivable, less allowance for doubtful accounts of $1,159 ($1,214 in 2004)	3,760	2,401
Other receivables	189	120
Inventories, net	19,236	16,944
Deferred income taxes	1,921	602
Prepaid expenses	1,646	1,578

Total current assets	63,745	22,195
Property and equipment, net	13,754	11,317
Assets held for sale	—	5,449
Other assets	511	3,851

Total assets	$78,010	$42,812

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$4,491	$3,477
Customer deposits	2,102	1,099
Income and other taxes payable	143	4,372
Accrued expenses	3,625	9,489

Total current liabilities	10,361	18,437
Long-term debt	—	5,701
Deferred income taxes	16,214	71
Other liabilities	—	3,309

Total liabilities	26,575	27,518

Commitments and contingencies
Shareholders’ equity:
Preferred stock, par value $.10 per share; authorized 300,000 shares; none issued	—	—
Common stock, par value $.10 per share; 15,000,000 shares authorized; 8,339,857 shares and 7,093,470 shares issued at September 30, 2005 and 2004, respectively	834	709
Class B stock, par value $.10 per share; 6,000,000 shares authorized; 1,734,998 shares and 1,878,398 shares issued at September 30, 2005 and 2004, respectively	174	188
Capital in excess of par value	11,659	11,467
Retained earnings	42,054	10,747
Accumulated other comprehensive income (loss)	(1,582)	(6,018)
Subscription receivable from officer	—	(95)
Common stock in treasury, 179,400 shares at cost	(1,704)	(1,704)

Total shareholders’ equity	51,435	15,294

	$78,010	$42,812

See accompanying notes to consolidated financial statements.

GENCOR INDUSTRIES, INC.

Consolidated Statements of Income

(In thousands, except per share data)

	For the Years Ended September 30,
	2005	2004	2003
Net revenue	$48,140	$54,070	$55,898

Costs and expenses:
Production costs	37,218	38,191	42,452
Product engineering and development	1,911	1,923	1,714
Selling, general and administrative	10,269	9,785	12,905

	49,398	49,899	57,071

Operating income (loss)	(1,258)	4,171	(1,173)
Other income (expense):
Interest income	92	16	120
Interest expense	(161)	(181)	(1,366)
Income from investees	44,238	—	13,428
Increase in value of marketable securities	1,787	—	—
Miscellaneous	386	125	(64)

	46,342	(40)	12,118

Income before income taxes	45,084	4,131	10,945

Income taxes	13,777	1,527	3,685

Net income	$31,307	$2,604	$7,260

Basic earnings per common share:
Net income	$3.50	$.30	$.84

Diluted earnings per common share:
Net income	$3.29	$.27	$.82

See accompanying notes to consolidated financial statements.

GENCOR INDUSTRIES, INC.

Consolidated Statements of Shareholders’ Equity

(In thousands)

For the Years Ended September 30, 2005, 2004 and 2003

	Common Stock		Class B Stock		Capital in Excess of Par Value	Retained Earnings (Accumulated Deficit)	Comprehensive Income (Loss)	Accumulated Other Comprehensive Income (Loss)	Subscription Receivable From Officer	Treasury Stock		Total Shareholders’ Equity
	Shares	Amount	Shares	Amount						Shares	Cost
September 30, 2002	6,972	$697	1,890	$189	$11,343	$883		$(6,018)	$(95)	179	$(1,704)	$5,295
Net income	—	—	—	—	—	7,260	$7,260	—	—	—	—	7,260
Translation adj.	—	—	—	—	—	—	54	54	—	—	—	54

Comprehensive income							$7,314

September 30, 2003	6,972	$697	1,890	$189	$11,343	$8,143		$(5,964)	$(95)	179	$(1,704)	$12,609

Net income	—	—	—	—	—	2,604	$2,604	—	—	—	—	2,604
Stock options exercised	110	11	—	—	124	—	$—	—	—	—	—	135
Conversion of Class B Stock	12	1	(12)	(1)
Translation adj.	—	—	—	—	—	—	(54)	(54)	—	—	—	(54)

Comprehensive income							$2,550

September 30, 2004	7,094	$709	1,878	$188	$11,467	$10,747		$(6,018)	$(95)	179	$(1,704)	$15,294

Net income	—	—	—	—	—	31,307	$31,307	—	—	—	—	31,307
Stock options exercised	1,103	111	—	—	192	—	$—	—	—	—	—	303
Collection of subscription receivable								95	—	—	95
Disposal of foreign assets								4,347				4,347
Conversion of Class B Stock	143	14	(143)	(14)	—
Translation adj.	—	—	—	—	—	—	89	89	—	—	—	89

Comprehensive income							$31,396

September 30, 2005	8,340	$834	1,735	$174	$11,659	$42,054		$(1,582)	$—	179	$(1,704)	$51,435

See accompanying notes to consolidated financial statements.

GENCOR INDUSTRIES, INC.

Consolidated Statements of Cash Flows

In Thousands

	For the Years Ended September 30,
	2005	2004	2003
Cash flows from operations:
Net income	$31,307	$2,604	$7,260
Adjustments to reconcile net income to cash provided (used) by operations:
Increase in marketable securities	(32,787)	—	—
Depreciation and amortization	847	828	1,371
Deferred income taxes	14,824	(2,342)	1,811
Income from investees	(44,238)	—	(13,428)
Provision for allowance for doubtful accounts	328	301	1,463
Other non-cash items	—	—	(724)
Change in assets and liabilities:
Accounts receivable	(1,757)	523	2,197
Other receivables	95	—	—
Inventories	(2,292)	(4,384)	4,288
Prepaid expenses	(68)	49	(48)
Other assets	—	—	183
Accounts payable	1,014	29	(3,175)
Customer deposits	1,003	(7)	608
Income and other taxes payable	(1,340)	733	105
Accrued expenses	(1,007)	1,164	(1,706)

Total adjustments	(65,378)	(3,106)	(7,055)

Cash provided (used) by operations	(34,071)	(502)	205

Cash flows from (used for) investing activities:
Distributions from unconsolidated investees	44,238	—	13,428
Capital expenditures	(1,202)	(366)	(174)
Proceeds from assets held for sale	—	223	—

Cash from (used for) investing activities	43,036	(143)	13,254

Cash flows used for financing activities:
Stock options exercised	303	135	—
Repayment of debt	(5,701)	—	(30,405)
Net Borrowings	—	380	5,321

Cash provided (used) for financing activities	(5,398)	515	(25,084)

Effect of exchange rate changes on cash	89	(54)	54

Net increase (decrease) in cash	3,656	(184)	(11,571)
Cash and cash equivalents at:
Beginning of year	550	734	12,305

End of year	$4,206	$550	$734

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

The following presents the calculation of the basic and diluted income per share from continuing operations for the years ended September 30, 2005, 2004 and 2003:

	2005			2004			2003
	Income	Shares	Per Share Amount	Income	Shares	Per Share Amount	Income	Shares	Per Share Amount
Basic EPS	$31,307	8,953,537	$3.50	$2,604	8,696,176	$.30	$7,260	8,682,468	$.84

Diluted EPS	$31,307	9,515,128	$3.29	$2,604	9,517,055	$.27	$7,260	8,831,634	$.82

Cash Equivalents

Cash equivalents, which consist of short-term certificates of deposit and deposits in money market accounts with original maturities of three months or less, are carried at cost, which approximates their market value.

Marketable Securities

Marketable securities are categorized as trading securities and stated at market value. Market value is determined using the quoted closing or latest bid prices. Realized gains and losses on investment transactions are determined by specific identification and are recognized as incurred in the statement of income. Net unrealized gains and losses are reported in the statement of income and represent the change in the market value of investment holdings during the period. At September 30, 2005, Marketable securities consisted of $5.2 in municipal bonds and $27.6 in equity stocks.

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

Risk Management

Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash and cash equivalents, marketable securities, and accounts receivable. The Company maintains its cash accounts in various domestic and foreign financial institutions. Domestic funds are swept daily into interest-bearing overnight repurchase agreements invested in U.S. government securities. The marketable securities are invested in stocks and bonds through a professional investment advisor. Investment securities are exposed to various risks such as interest rate, market and credit. The Company’s customers are not concentrated in any specific geographic region, but are concentrated in the road and highway construction industry. The Company extends limited credit to its customers based upon their creditworthiness and generally requires a significant up-front deposit before beginning construction and full payment subject to hold-back provisions, prior to shipment on asphalt plant orders. The Company establishes an allowance for doubtful accounts based upon the credit risk of specific customers, historical trends and other pertinent information.

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

Assets held for sale in 2004 was comprised of property and equipment in the UK and is valued at the lower of carrying value or fair value less cost to sell. Since the property has not been sold, in 2005, the assets were reclassified in property and equipment and these assets continued to be depreciated. Property and equipment at September 30, 2004, includes property, machinery and equipment primarily within the discontinued operations segment of $3,482. The assets were stated at lower of depreciated cost or fair value less cost to sell and were no longer depreciated.

In 2005, the assets of our discontinued operation in Brazil were disposed of with all proceeds used to pay liens and claims against the property. The net assets were fully reserved in 2001 when the other assets of the discontinued operation were sold. Other Assets of $3.2 million, Property and Equipment of $3.5 million, Accounts Payable, Income and Other Taxes Payable and Accruals of $2.9 million, Other Liabilities of $3.3 million, and Accumulated Translation Loss of $4.3 million were charged to the impairment reserve with no resulting gain or loss on the disposition.

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

Investment in Unconsolidated Investees

As of September 30, 2005, 2004 and 2003, the Company owns a 45% interest in Carbontronics LLC and a 25% interest in Carbontronics Fuels LLC and Carbontronics II LLC. These interests were obtained as part of contracts to build four synthetic fuel production plants during 1998. The Company has no basis in these equity investments or requirement to provide future funding. Any income arising from these investments is dependent upon tax credits (adjusted for operating losses at the fuel plants) being generated as a result of synthetic fuel production, which will be recorded as received. The Company received distributions of $44,238 and $13,428, during 2005 and 2003 respectively. The Company received no distributions in 2004.

Future distributions from these partnerships depend upon the production of these operations continuing to qualify for tax credits under Section 29 of the Internal Revenue Code and the ability to economically produce and market synthetic produced by the plants. One of the contingencies related to future benefits from these entities is based on the average price of crude oil. Per a provision of Section 29, if the average price of crude oil reaches a certain level, the tax credits will terminate. The escalation in oil prices in 2005 raise serious doubt on the continued availability of tax credits under Section 29 for the future. If oil prices remain at the recent levels or increase, the tax credits could phase-out or terminate. The existing tax credit legislation is scheduled to expire at the end of calendar year 2007. Any one of the above eventualities may interrupt, reduce, or terminate future distributions.

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

Reporting Segments

Information concerning principal geographic areas for the continuing operations is as follows:

	2005		2004		2003
	Revenues	Long-Term Assets	Revenues	Long-Term Assets	Revenues	Long-Term Assets
United States	$46,867	$7,294	$52,566	$7,232	$45,415	$7,435
United Kingdom	1,273	6,027	1,504	6,122	10,483	6,405

Total	$48,140	$13,321	$54,070	$13,354	$55,898	$13,840

Revenues are attributed to geographic areas based on the location of the assets producing the revenues.

NOTE 2 - INVENTORIES, NET

Inventories, net at September 30 consist of the following:

	2005	2004
Raw materials	$7,564	$7,294
Work in process	4,823	4,574
Finished goods	5,627	4,083
Used equipment	1,222	993

	$19,236	$16,944

At September 30, 2005, accumulated costs of approximately $3,084 on major contracts, net of progress payments of approximately $792, and estimated earnings of approximately $1,857 amount to approximately $4,149 and are included in work-in-process inventory. At September 30, 2004, accumulated costs of approximately $4,553 on major contracts, net of progress payments of approximately $1,569 and estimated earnings of approximately $2,590, amount to approximately $5,574 and are included in work-in-process inventory.

At September 30, 2005 and 2004, cost is determined by the last-in, first-out (LIFO) method for 99% of total inventories, exclusive of progress payments, and the first-in, first-out (FIFO) method for all other inventories. The estimated current cost of inventories exceeded their LIFO basis by approximately $3,838 and $3,338, respectively.

NOTE 3 - PROPERTY AND EQUIPMENT

Property and equipment at September 30 consist of the following:

	2005	2004
Land and improvements	$2,977	$3,145
Building and improvements	17,012	14,180
Equipment	8,737	13,127

	28,726	30,452
Less: Accumulated depreciation and amortization	(14,972)	(19,135)

	$13,754	$11,317

Property and equipment includes approximately $7,485 and $12,429 of fully depreciated assets, which remain in service during fiscal 2005 and 2004.

Substantially all of the Company’s property and equipment is pledged as collateral for the Company’s debt.

Depreciation and amortization expense for the years ended September 30, 2005, 2004 and 2003 was approximately $847, $828, and $1,371, respectively. There was no interest capitalized during these years.

NOTE 4 - OTHER ASSETS

Other assets at September 30 consist of the following:

	2005	2004
Deposits	$16 5,437	$3,189 5,437
Deferred loan costs, net	130	287
Other	365	375

	$511	$3,851

NOTE 5 - ACCRUED EXPENSES

Accrued expenses consist of the following at September 30:

	2005	2004
Payroll and related accruals	$2,374	$990
Warranty and related accruals	478	459
Professional fees	184	294
Interest	7	23
Sales and property taxes	157	145
Impairment reserve	—	4,383
Other	425	3,195

Total	$3,625	$9,489

NOTE 6 - INCOME TAXES

The provision for income taxes consists of:

	2005	2004	2003
Current:
Federal	$437	$4,067	$1,826
State	—	150	—
Foreign	7	(47)	48

Total current expense	444	4,170	1,874

Deferred	13,333	(2,643)	1,811

Provision for income taxes	$13,777	$1,527	$3,685

The difference between the U.S. federal income tax rate and the Company’s effective income tax rate is as follows:

	2005	2004	2003
Federal income tax rate	34.0%	34.0%	34.0%
State income taxes	2.3%	3.5%	—
Reduction in tax contingency reserve as a result of resolution of prior year filings and expiration of the statute of limitations.	(5.5)	—	—
Losses for which no tax benefit has been recognized	.4	2.9	9.7
Use of net operating loss carryforward	—	—	(8.6)
Other	(.6)	(3.4)	(1.2)

	30.6%	37.0%	33.9%

Deferred taxes are recorded as follows:

Deferred tax assets (liabilities):
Depreciation and amortization	$(243)	$(251)	$(400)
Income from unconsolidated investees	(16,071)	—	(3,037)
Domestic NOL	100	180	560

Long-term deferred tax liabilities	$(16,214)	$(71)	$(2,877)

Allowance for doubtful accounts	370	403	436
Accrued expenses and other	208	532	498
Inventory cost adjustments	1,343	(333)	132

Current deferred tax assets	$1,921	$602	$1,066

Accumulated deficits of non-U.S. subsidiaries included in consolidated retained earnings (deficit) amounted to ($2,695), ($16,608) and ($16,147) as of September 30, 2005, 2004 and 2003, respectively. The Company follows the policy of indefinitely reinvesting foreign earnings, if any, to expand its international operations. Accordingly, the Company will not provide U.S. income taxes on any future earnings. In the event any earnings of non-U.S. subsidiaries are repatriated, the Company will provide U.S. income taxes upon repatriation of such earnings which will be offset by applicable foreign tax credits, subject to certain limitations.

Total income taxes paid were $1,331, $3,210, and $1,916 in 2005, 2004, and 2003, respectively.

NOTE 7 – RETIREMENT BENEFITS

401(k) Plan

The Company has a voluntary 401(k) employee benefit plan which covers all eligible domestic employees. The Company makes discretionary matching contributions subject to a maximum level, in accordance with the terms of the plan. The Company charged approximately $105, $91, and $88 to operating expense under the provisions of the plan during the fiscal years 2005, 2004 and 2003, respectively.

NOTE 8 - LONG-TERM DEBT

Long-term debt at September 30, 2005 and 2004 consisted of the following:

	2005	2004
Revolving Credit and Security Agreement	$—	$5,701
Less: Current maturities	—	—

	$—	$5,701

On August 1, 2003, the Company entered into a Revolving Credit and Security Agreement with PNC Bank, N.A. The Agreement established a three year revolving $20 million credit facility. The facility provides for advances based on accounts receivable, inventory and real estate. The facility includes a $2 million limit on letters of credit. At September 30, 2005, the Company had $.3 million of letters of credit outstanding. The interest rate at September 30, 2005, is at prime less .25% (6.50%) and subject to change based upon the Fixed Charge Coverage Ratio. The Company is required to maintain a Fixed Charge Coverage Ratio of 1.1:1. There are no required repayments as long as there are no defaults and there is adequate eligible collateral. Substantially, all of Company’s assets are pledged as security under the Agreement.

The Company paid interest of $147, $175 and $1,557 on borrowings during the fiscal years ended 2005, 2004 and 2003, respectively. The weighted-average interest rate on these borrowings was 5.1%, 3.9% and 6.1%, respectively.

NOTE 9 - COMMITMENTS AND CONTINGENCIES

Leases

The Company leases certain equipment under non-cancelable operating leases. Future minimum rental commitments under these leases at September 30, 2005 consist of $157 due over the next four years.

Total rental expense for the fiscal years ended 2005, 2004 and 2003 was $147, $270 and $282, respectively.

Litigation

The Company has various pending litigation and other claims. Those claims which are made in the ordinary course of business may be covered in whole or in part by insurance, and if found against the Company, management does not believe these matters will have a material effect on the Company’s financial position, results of operations or cash flows.

NOTE 10 - SHAREHOLDERS’ EQUITY

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

NOTE 11 - STOCK OPTIONS

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

During 2005, 1,322,000 options were exercised at prices ranging from $1.65-$1.82 per share for a total of $2,331,000 and was paid to the Company with 259,000 shares of Company stock at the then current market price of $9.00 per share. The shares received into treasury were immediately retired. An additional 40,000 options were exercised at prices ranging from $.87-$2.38 per share. As of September 30, 2005, the Company has approximately 54,000 stock options outstanding and 1,480,000 options available for future grants under the plans.

NOTE 11 - STOCK OPTIONS (continued)

The following table summarizes option activity under the plans:

	Number of Shares	Weighted Option Price Per Share
Outstanding at September 30, 2002	1,616,000	$1.72
Cancelled	(90,000)	1.65

Outstanding at September 30, 2003	1,526,000	$1.71
Exercised at price of $1.65 and $.87 per share	(110,000)	1.22

Outstanding at September 30, 2004	1,416,000	1.74
Exercised at price of $.87 -$2.375 per share	(1,362,000)	1.76

Outstanding at September 30, 2005	54,000	$1.36

The following table summarizes information about stock options outstanding at September 30, 2005:

Range of Exercise Price	Number of Options Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price
$ 0.00 - $ 1.00	20,000	4.92	$0.87
$ 1.01 - $ 2.00	34,000	5.50	$1.65

	54,000	5.36	$1.36

At September 30, 2005, 28,000 shares were exercisable at a weighted exercise price of $1.09.

NOTE 12 – RELATED PARTY TRANSACTIONS

Marcar Leasing Corporation (“Marcar”) is engaged in leasing machinery and vehicles to the public and the Company. Marcar is owned by family members of the Company’s Chairman. The terms of the leases are established based on the rates charged by independent leasing organizations and are believed to be more favorable than those generally available from independent third parties. Leases between the Company and Marcar generally provide for equal monthly payments over either thirty-six months or forty-eight months. During fiscal 2005, 2004 and 2003, the Company made lease payments to Marcar totaling $131, $141 and $179, respectively.

Quarterly Financial Information (Unaudited)

	In thousands, except per share amounts Quarters ended
	December 31	March 31	June 30	September 30
2005:
Net sales	$9,107	$15,948	$14,846	$8,239
Production costs	$6,821	$11,863	$11,478	$7,056
Product engineering and development	$495	$518	$452	$446
Selling, general and administrative	$2,168	$2,311	$2,485	$3,305
Income from operations	$(377)	$1,256	$431	$(2,568)
Income from investee	$—	$27,382	$6,964	$9,892
Net income (loss)	$(344)	$18,832	$7,656	$5,162

Basic earnings per share:
Net income (loss)	$(.04)	$2.14	$0.87	$0.55
Diluted earnings per share:
Net income (loss)	$(.04)	$1.89	$0.77	$0.52

2004:
Net sales	$11,920	$18,489	$12,407	$11,254
Production costs	$8,507	$12,684	$8,573	$8,427
Product engineering and development	$491	$467	$454	$512
Selling, general and administrative	$2,513	$2,558	$2,419	$2,295
Income (loss) from operations	$409	$2,780	$961	$21
Net income (loss)	$248	$1,740	$644	$(29)

Basic earnings per share:
Net income (loss)	$0.03	$0.20	$0.07	$—
Diluted earnings per share:
Net income (loss)	$0.03	$0.18	$0.07	$—

SCHEDULE II

Valuation and Qualifying Accounts

Description	Balance at Beginning of Year	Charges/Credits to Cost and Expenses	Additions/ (Deductions)	Balance at End of Year
Valuation accounts deducted from assets to which they apply:

For doubtful accounts receivable:
September 30, 2005	$1,214	$328	$(383)	$1,159
September 30, 2004	$2,428	$301	$(1,515)	$1,214
September 30, 2003	$1,234	$1,463	$(269)	$2,428

For inventory obsolescence:
September 30, 2005	$3,511	$363	$—	$3,874
September 30, 2004	$3,377	$134	$—	$3,511
September 30, 2003	$3,101	$276	$—	$3,377

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

(a)	Our principal executive officer and principal financial officer have conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-14(c) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of the end of the period covered by this report. Based on their evaluation, our principal executive officer and principal accounting officer concluded that our disclosure controls and procedures are effective.

(b)	There have been no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date of the evaluation referenced in paragraph (a) above.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS

The names of directors and the Named Executive Officers of the Company are listed in the following table:

Name and Principal Occupation or Employment (1)	First Became a Director	First Became an Executive Officer
Directors for Class B Shareholders:

E. J. Elliott
Chairman of the Board (2) (3)	1968	1968

John E. Elliott
Executive Vice President (2) (3)	1985	1985

Randolph H. Fields (5) (2)
Attorney, Greenberg Traurig, P.A. since October, 1995	2002

David A. Air (5)
Director, Synuthane International Inc., since 1993.	2004
Engineering / Sales Consulting Rubbercraft Inc., 1994 to 1999.

Director for Common Stock Shareholders:

Russell R. Lee, III, CPA (6)
Vice President of Finance & Chief Financial Officer, Teltronics, Inc., Previously served as Vice- President of Finance and Administration/ Chief Financial Officer, SinoFresh Healthcare, Inc., and as Executive Vice-President of Finance and Operations for Esprix Technologies, LLP, 1999 to 2003.	2004

Executive Officers (4)

David F. Brashears
Senior Vice President Technology		1978

Marc G. Elliott (3)
President		1993

Scott W. Runkel
Chief Financial Officer and Treasurer		2000

Jeanne M. Lyons
Secretary		1996

(1)	Except as otherwise indicated, there has been no change in principal occupation or employment during the past five years.
(2)	Member of the Executive Committee.
(3)	E.J. Elliott is the father of John E. Elliott and Marc G. Elliott.
(4)	Each executive officer holds office until his successor has been elected and qualified, or until his earlier resignation or removal.
(5)	Member of the Audit Committee and Compensation Committee.
(6)	Member of the Audit Committee, Compensation Committee, and Financial Expert.

Meetings of the Board of Directors and Certain Committees of the Board

During the fiscal year ended September 30, 2005, the Board of Directors of the Company held 5 meetings. All Directors attended the meetings.

The Compensation Committee endeavors to ensure that the compensation program for executive officers of the Company is effective in attracting and retaining key executives responsible for the success of the Company and in promoting its long-term interests and those of its stockholders. The committee, without applying any specific quantitative formulas, considers such factors as net income, earnings per share, duties and scope of responsibility, industry standards and comparable salaries for the geographic area, corporate growth, profits, goals and market share increases. The functions of the Compensation Committee include establishment of compensation plans for Gencor’s executive officers and administration of certain of Gencor’s employee benefit and compensation programs. The Compensation Committee met four times in fiscal 2005.

The Audit Committee’s responsibilities include selecting the Company’s auditors and reviewing the Company’s audit plan, financial statements and internal accounting and audit procedures. The Audit Committee Charter was adopted by the Board of Directors and a copy is included in the Proxy Statement dated January 21, 2003. During the fiscal year ended September 30, 2005, the Audit Committee had seven meetings, six of which were attended by all members of the audit committee, one member was absent from one meeting. Mr. David A. Air and Mr. Russell R. Lee, III. are considered independent by NASDAQ rules; Mr. Fields may be considered “independent” by NASDAQ rules but is a shareholder in the Company’s primary outside law firm. Mr. Lee serves as the “audit committee financial expert.”

The three members of the Nominating Committee are E. J. Elliott, John Elliott and Randolph Fields. The Nominating Committee of the Company does not have a charter, but has developed guidelines. The Nominating Committee guidelines provide that it consider for director candidates by stockholders or others, and believes that for smaller companies it is desirable and beneficial to recommend board candidates who possess a proven track record in heavy manufacturing operations, understand the company’s overall business, and are able to make maximum contribution to guiding the Company’s affairs. Accordingly, the Nominating Committee reviews recommendations of its individual members and gives considerable weight to candidates with industry-related experience and expertise that will benefit the Company. Additionally, the Nominating Committee believes that persons selected must have a serious work ethic and an ability to work as a constructive member of a team for the benefit of the stockholders. The Nominating Committee met on an informal basis during board meeting recesses in 2005.

If a stockholder wishes to suggest a candidate for consideration by the nominating committee as a nominee for board membership at an annual meeting, the name of that candidate, along with supporting information below, should be submitted to John E. Elliott at the Company’s address. The submission should include a current resume and curriculum vitae of the candidate and a statement describing the candidate’s qualifications and contact information for personal and professional references. The submission should also include the name and address of the stockholder who is submitting the nominee, the number of shares which are owned of record or beneficially by the submitting stockholder and a description of all arrangements or understandings between the submitting stockholder and the candidate.

Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires the Company’s directors, officers and certain stockholders to file with the Commission an initial statement of beneficial ownership and certain statements of changes in beneficial ownership of equity securities of the Company. Based solely on its review of such forms received by it, the Company is unaware of any instances of noncompliance, or late compliance, with such filings during the fiscal year ended September 30, 2005, by its officers or directors.

Directors Fees

Directors’ fees are paid by the Company to non-employee directors at the rate of $1,000 per month, plus $1,000 per board meeting attended and $500 per committee meeting attended. Total fees paid in fiscal 2005 were $57,000.

Communications with Directors

Stockholders wishing to communicate with Directors should send their correspondence to the Director or Directors concerned in care of the Chairman of the Board of the Company at the Company address. The Company’s policy is to forward such communications to the addressees, if the issues/subjects are material and relevant.

Code of Ethics

The Company has adopted a code of ethics that applies to the Company’s principal executive officer, principal accounting officer and persons performing similar functions. The Company will provide to any person without charge, upon written request, addressed to its corporate headquarters, attention Corporate Secretary, a copy of such code of ethics.

REPORT OF THE AUDIT COMMITTEE

The following report of the Audit Committee, covering our fiscal year ended September 30, 2005, shall not be deemed to be “soliciting material” or to be “filed” with the Securities and Exchange Commission (the “Commission” or “SEC”) or subject to Regulations 14A or 14C of the Commission, or the liabilities of Section 18 of the Exchange Act. Such Report shall not be deemed incorporated by reference into any filing under the Exchange Act or the Securities Act of 1933, notwithstanding any general incorporation by reference of this Proxy Statement into any other document.

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

Based on the review and discussions described in this report, and subject to the limitations on the role and responsibilities of the Audit Committee with regard to its oversight functions referred to below, the Audit Committee approved the audited financial statements for inclusion in the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2005, for filing with the Securities and Exchange Commission.

The Audit Committee members do not serve as professional accountants or auditors and their functions are not intended to duplicate or to certify the activities of management and the independent auditors.

Date: December 15, 2005	Respectfully submitted,

Russell R. Lee, III
Randolph H. Fields
David A. Air

ITEM 11. EXECUTIVE COMPENSATION

The following table presents certain annual and long-term compensation for the Company’s Chief Executive Officer, the four highest-paid executive officers other than the CEO, (collectively the “Named Executive Officers”) as well as the total compensation earned or paid to each individual during the Company’s last three fiscal years:

SUMMARY COMPENSATION TABLE

	Year	Annual Compensation		Long-Term Compensation Awards	(2) All Other Compensation ($)
Name and Principal Position		Salary (1) ($)	Bonus ($)	Securities Underlying Options (#)
E. J. Elliott Chairman of the Board	2005 2004 2003	400,000 400,000 400,000	337,036 14,000 0	0 0 0	8,000 6,004 6,152

Marc G. Elliott President	2005 2004 2003	275,000 210,000 210,000	5,250 14,000 0	0 0 0	0 0 0

David F. Brashears Senior Vice President, Technology	2005 2004 2003	185,000 185,000 170,000	5,250 14,000 0	0 0 0	3,202 2,978 2,592

John E. Elliott Executive Vice President	2005 2004 2003	250,000 250,000 250,000	5,250 14,000 0	0 0 0	0 0 0

Scott W. Runkel Chief Financial Officer and Treasurer	2005 2004 2003	225,000 225,000 225,000	5,000 14,000 0	0 0 0	5,202 4,810 5,409

(1)	Does not include an amount for incidental personal use of business automobiles furnished by the Company to certain of its Named Executive Officers. The Company has determined that the aggregate incremental cost of such benefits to the Named Executive Officers does not exceed, as to any named individual, the lesser of $50,000 or 10% of the cash compensation reported for such person.
(2)	The compensation reported under All Other Compensation represents contributions to the Company’s 401(k) Plan on behalf of the Named Executive Officers to match 2003-2005 pretax executive contributions (included under salary) made by each executive officer to such plan.

Option Grants in Fiscal Year 2005

There were no options granted during the fiscal year 2005 to the Named Executive Officers.

Aggregated Option Exercises in Last Fiscal Year and Fiscal Year-End Option Values

The following table provides information concerning stock options exercised by each of the Named Executive Officers of Gencor during fiscal 2005 and the value of options held by such officers at the end of each year measured in terms of the closing price of Gencor Common Stock on September 30, 2005.

Name	Shares Acquired on Exercise (#)	Value Realized ($)	*Number of Securities Underlying Unexercised Options at September 30, 2005		*Value of Unexercised In-the-Money Options at September 30, 2005
E. J. Elliott	590,000	1,070,850	0		0
John E. Elliott	318,000	577,170	0		0
Marc G. Elliott	318,000	524,700	0		0
David F. Brashears	116,000	205,900	24,000	U	156,000	U
Scott W. Runkel	20,000	17,400	20,000	E	145,600	E

*	Exercisable (E)/Unexercisable (U)

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

STOCK PERFORMANCE GRAPH

The following graph sets forth the cumulative total shareholder return (assuming reinvestment of dividends) to Gencor Industries’ shareholders during the five-year period ended September 30, 2005, as well as the Wilshire Small Capitalization Index and the Dow Jones Heavy Construction Index. The stock performance assumes $100 was invested on October 1, 2000.

Comparison of Cumulative Total Return Among Gencor Industries, Inc., the

Wilshire Small Capitalization Index and the Dow Jones Heavy Construction Index

	2001 (1)	2002	2003	2004	2005
Gencor Industries, Inc.	172.54	116.20	165.49	616.20	573.94
DJ Heavy Construction Index	112.23	89.47	125.55	137.04	218.23
Wilshire Small Cap Index	71.36	66.85	93.07	107.28	128.48

(1)	Subsequent to June 1, 2000, the Company’s stock has traded on the “pink sheets” under the stock symbol “GCRX” until 2003 when the stock symbol was changed to “GNCI”. In January 2005, quotations on the Company’s stock commenced reporting on the OTC Electronic Bulletin Board under the symbol “GNCI.OB”.

REPORT OF THE COMPENSATION COMMITTEE

The following Report of the Compensation Committee shall not be deemed to be “soliciting material” or to be “filed” with the Commission or subject to Regulation 14A or 14C of the Securities and Exchange Commission (the “Commission” or “SEC”) or the liabilities of Section 18 of the Exchange Act. Such Report shall not be deemed incorporated by reference into any filing under the Exchange Act or the Securities Act of 1933, as amended, notwithstanding any general incorporation by reference of this Proxy Statement into any other document.

General

During fiscal year 2005 the Compensation Committee (the “Committee”) of the Board of Directors consisted of David A. Air and Randolph H. Fields, each of whom serves as non-employee directors of the Company. In 2005, Russell R. Lee, III joined the Committee also as a non-employee director of the Company. The Compensation Committee administers the Company’s executive compensation program, monitors corporate performance and its relationship to compensation for executive officers, and makes appropriate recommendations concerning matters of executive compensation.

Compensation Philosophy

One of the major objectives of the Committee was to develop and implement a compensation program designed to attract, motivate, reward and retain the broad-based management talent required to achieve the Company’s business objectives. The Committee believed that offering a competitive base salary and certain incentives designed to encourage achievement of the Company’s objectives were the two major components of its compensation philosophy.

Base Salary

The Company’s salary levels for executive officers are intended to be consistent with competitive pay practices of similar sized companies within the industry. In determining executive officers’ salaries, the Committee considered such factors as the level of responsibility, competitive trends, the financial performance and resources of the Company. An individual’s experience level, overall job performance, prior service and job knowledge were also important considerations. Base salaries were increased for one executive officer in fiscal 2005, and one executive officer during fiscal 2004 to maintain a competitive compensation level for that position.

Incentives

Incentives consist of stock options and, to a lesser extent, cash awards. The Committee believes that the compensation program should provide employees with an opportunity to increase their ownership and potential for financial gain from increases in the Company’s stock price. This approach closely aligns the interests of Stockholders, executives and employees. Therefore, executives and other employees are eligible to receive stock options, giving them the right to purchase shares of the Company’s Common Stock at a specified price in the future. The grant of options is based primarily on a key employee’s potential contribution to the Company’s growth and profitability, as measured by the market value of the Company’s Common Stock. The granting of cash awards is discretionary and is not dependent on any one factor.

Respectfully submitted,
December 15, 2005	THE COMPENSATION COMMITTEE

David A. Air
Randolph H. Fields
Russell R. Lee, III

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth certain information as of December 15, 2005 with respect to (i) each person known to management to be the beneficial owner of more than 5% of the Company’s Common Stock or Class B Stock, (ii) each Director, (iii) each Executive Officer of the Company named in the Summary Compensation Table, and (iv) the Directors and Executive Officers of the Company as a group. Except as otherwise noted, each named beneficial owner has sole voting and investment power over the shares shown.

	Amount and Nature of Beneficial Ownership (1)			Percent of Class (1)
Name And Address of Beneficial Owner	Common Stock		Class B Stock	Common Stock	Class B Stock
E. J. Elliott 5201 N. Orange Blossom Trail Orlando, Florida 32810	1,221,675	(2)	1,348,318	14.8%	82.1%

John E. Elliott 5201 N. Orange Blossom Trail Orlando, Florida 32810	829,562		—	10.1%	—

Marc G. Elliott 5201 N. Orange Blossom Trail Orlando, Florida 32810	379,700		101,520	4.6%	6.2%

David F. Brashears 5201 N. Orange Blossom Trail Orlando, Florida 32810	168,224		—	2.0%	—

Scott W. Runkel 5201 N. Orange Blossom Trail Orlando, Florida 32810	43,148	(3)	—	0.5%	—

David A. Air 5201 N. Orange Blossom Trail Orlando, Florida 32810	2,200		—	0.0%	—

Jeanne M. Lyons 5201 N. Orange Blossom Trail Orlando, Florida 32810	8,000	(4)	—	0.1%	—

All Directors and Executive Officers as a group (7 persons)	2,670,109	(6)	1,449,838	32.0%	88.2%

Harvey Houtkin 160 Summit Avenue Montvale, NJ 07645	2,171,969	(5)	—	26.3%	—

Mark Shefts 160 Summit Avenue Montvale, NJ 07645	575,130	(7)	—	7.0%	—

(1)	In accordance with Rule 13d-3-f the Securities Exchange Act of 1934, as amended, shares that are not outstanding, but that are subject, to option, warrants, rights or conversion privileges exercisable within 60 days have been deemed to be outstanding for the purpose of computing the percentage of outstanding shares owned by the individual having such right but have not been deemed outstanding for the purpose of computing the percentage for any other person.

(2)	Includes 48,978 shares owned by the Elliott Foundation, Inc.
(3)	Includes options to purchase 20,000 shares of Common Stock.
(4)	Includes options to purchase 8,000 shares of Common Stock.
(5)	Based solely on a Schedule 13D dated August 8, 2005 filed by Harvey Houtkin with the Securities and Exchange Commission. Amount beneficially owned is: 2,171,969 shares (includes 834,780 shares owned by Mr. Houtkin’s wife Sherry Houtkin); 45,974 shares owned by Mr. Houtkin’s son Stuart; 67,980 shares owned by Mr. Houtkin’s son Brad; 26,830 shares owned by Mr. Houtkin’s son Michael; and 30,500 shares owned by Domestic Securities, Inc., of which Mr. Houtkin is Chief Executive Officer, Secretary, director and a 50 percent indirect beneficial owner.
(6)	Includes options to purchase 28,000 shares of Common Stock.
(7)	Based solely on a Schedule 13D dated August 3, 2005 filed by Mark Shefts with the Securities and Exchange Commission. Amount beneficially owned: 575,130 shares (includes 546,130 shares owned by Mr. Shefts’ wife Wanda Shefts, as to which Mr. Shefts disclaims beneficial ownership); and 29,000 shares owned by Domestic Securities, Inc., a market maker in the issuer’s stock and of which Mr. Shefts is president, a director and a 50 percent indirect beneficial owner.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The Company leases vehicles from Marcar Leasing Corporation (“Marcar”), a corporation engaged in general leasing to the public of machinery, as well as, vehicles owned by members of E.J. Elliott’s immediate family, including Marc G. Elliott. The terms of the leases are established based on the rates charged by independent leasing organizations and are believed by the Company to be more favorable than those generally available from independent third parties. Leases between the Company and Marcar generally provide for equal monthly payments over either thirty-six months or forty-eight months. During fiscal 2004, the Company made lease payments to Marcar in the aggregate amount of $131,000.

Randolph H. Fields, a director of the Company, is a shareholder of the law firm of Greenberg Traurig P.A., which serves as the Company’s primary legal counsel.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

Audit Fees

The aggregate fees billed by Moore Stephens, Lovelace, P.A. for the last two fiscal years audit of the annual financial statements and review of financial statements included in the Company’s Form 10-Qs was $184,866 in 2005 and $151,083 in 2004.

Tax Fees

The aggregate fees billed by Moore Stephens, Lovelace, P.A. for the last two fiscal years for preparation of income tax returns was $44,643 in 2005 and $28,000 in 2004.

All Other Fees

The aggregate fees billed by Moore Stephens, Lovelace, P.A. for the last two fiscal years for other services was $-0- in 2005 and $13,517 in 2004 for other accounting assistance.

In accordance with Company policy, all Fees for Moore Stephens, Lovelace, P.A. were approved in advance by the audit committee or full board of directors.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	A listing of financial statements and financial statement schedules filed as part of this report and which financial statements and schedules are incorporated into this report by reference, is set forth in the “Index to Financial Statements” in Item 8 hereof.

(b)	Exhibit Index

EXHIBIT NUMBER	DESCRIPTION	FILED HEREWITH
2.1	Second Amended Plan of Reorganization of Gencor Industries, Inc., As Modified Dated: July 8, 2001, incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended September 30, 2000.

3.1	Restated Certificate of Incorporation of Company, incorporated by reference to Exhibit 3.1 to Registration No. 33-627

3.2	Composite of Bylaws of Company, incorporated by reference to Exhibit 3.2 to Registration No. 33-627

3.3	Certificate of Amendment, changing name of Mechtron International Corporation to Gencor Industries, Inc. and adding a “twelfth” article regarding director liability limitation, incorporated by reference to the Company’s annual report on Form 10-K for the year ended December 31, 1987.

4.1	Form of Common Stock certificate, incorporated by reference to Exhibit 4.1 to Registration No. 33-627.

4.2	Loan Agreement between the Orange County Industrial Development Authority and the Company dated as of December 1, 1984, incorporated by reference to Exhibit 4.2 to Registration No. 33-627.

4.3	Specimen copy of Promissory Note dated December 1, 1984, from the Company to the Orange County Industrial Development Authority in the principal sum of $5 million, incorporated by reference to Exhibit 4.3 to Registration No. 33-627

4.4	Mortgage Deed and Security Agreement dated as of December 1, 1984, from the Company to the Orange County Industrial Development Authority, incorporated by reference to Exhibit 4.4 to Registration No. 33-627.

4.5	Trust Indenture between Orange County Industrial Development Authority and Barnett Banks Trust Company dated as of December 1, 1984, incorporated by reference to Exhibit 4.5 to Registration No. 33-627.

4.6	Guaranty Agreement between General Combustion Corporation, Mechtron International DISC Corporation, Control Delta Corporation, Thermotech Systems Corporation of Florida, General Combustion Limited, and the Orange County Industrial Development Authority dated as of December 1, 1984, incorporated by reference to Exhibit 4.6 to Registration No. 33-627.

EXHIBIT NUMBER	DESCRIPTION	FILED HEREWITH
4.27	$95 million Senior Secured Credit Agreement, by and among Gencor, the Lenders and Credit Lyonnais, New York Bank as Agent to the Lenders and the Issuing Bank with respect to the Letters of Credit, incorporated by reference to Exhibit 10.4 to the Company’s Report on Form 8-K filed on December 26, 1996.

4.28	Borrower Security Agreement, dated as of December 10, 1996, made by Registrant in favor of Credit Lyonnais New York Branch, as Agent, incorporated by reference to Exhibit 10.5 to the Company’s Report on Form 8-K filed on December 26, 1996.

4.29	Borrower Copyright Security Agreement, dated as of December 10, 1996, made by Registrant in favor of Credit Lyonnais New York Branch, as Agent, incorporated by reference to Exhibit 10.6 to the Company’s Report on Form 8-K filed on December 26, 1996.

4.30	Borrower Pledge Agreement, dated as of December 10, 1996, made by Registrant in favor of Credit Lyonnais New York Branch, as Agent, incorporated by reference to Exhibit 10.7 to the Company’s Report on Form 8-K filed on December 26, 1996.

4.31	California Pellet Mill Company Security Agreement, dated as of December 10, 1996, made by California Pellet Mill Company in favor of Credit Lyonnais New York Branch, as Agent, incorporated by reference to Exhibit 10.8 to the Company’s Report on Form 8-K filed on December 26, 1996.

4.32	California Pellet Mill Company Pledge Agreement, dated as of December 10, 1996, made by California Pellet Mill Company in favor of Credit Lyonnais New York Branch, as Agent, incorporated by reference to Exhibit 10.9 to the Company’s Report on Form 8-K filed on December 26, 1996.

4.33	General Combustion Corporation Security Agreement, dated as of December 10, 1996, made by General Combustion Corporation in favor of Credit Lyonnais New York Branch, as Agent, incorporated by reference to Exhibit 10.10 to the Company’s Report on Form 8-K filed on December 26, 1996.

4.34	Equipment Services Group, Inc. Security Agreement, dated as of December 10, 1996, made by Equipment Services Group, Inc. in favor of Credit Lyonnais New York Branch, as Agent, incorporated by reference to Exhibit 10.11 to the Company’s Report on Form 8-K filed on December 26, 1996.

4.35	Thermotech Systems Corporation Security Agreement, dated as of December 10, 1996, made by Thermotech Systems Corporation in favor of Credit Lyonnais New York Branch, as Agent, incorporated by reference to Exhibit 10.12 to the Company’s Report on Form 8-K filed on December 26, 1996.

EXHIBIT NUMBER	DESCRIPTION	FILED HEREWITH
4.36	Bituma-Stor, Inc. Security Agreement, dated as of December 10, 1996, made by Bituma-Stor, Inc. in favor of Credit Lyonnais New York Branch, as Agent, incorporated by reference to Exhibit 10.13 to the Company’s Report on Form 8-K filed on December 26, 1996.

4.37	Bituma Corporation Security Agreement, dated as of December 10, 1996, made by Bituma Corporation in favor of Credit Lyonnais New York Branch, as Agent, incorporated by reference to Exhibit 10.13 to the Company’s Report on Form 8-K filed on December 26, 1996.

4.38	Mortgage made by Gencor, Industries, Inc. in favor of Credit Lyonnais New York Branch, as Agent, for certain real property located in Orlando, Florida, incorporated by reference to Exhibit 10.15 to the Company’s Report on Form 8-K filed on December 26, 1996.

4.39	Mortgage made by General Combustion Corporation in favor of Credit Lyonnais New York Branch, as Agent, for certain real property located in Youngstown, Ohio, incorporated by reference to Exhibit 10.16 to the Company’s Report on Form 8-K filed on December 26, 1996.

4.40	Mortgage made by Gencor Industries, Inc. in favor of Credit Lyonnais New York Branch, as Agent, for certain real property located in Marquette, Iowa, incorporated by reference to Exhibit 10.17 to the Company’s Report on Form 8-K filed on December 26, 1996.

4.41	Mortgage made by California Pellet Mill Company in favor of Credit Lyonnais New York Branch, as Agent, for certain real property located in Waterloo, Iowa, incorporated by reference to Exhibit 10.18 to the Company’s Report on Form 8-K filed on December 26, 1996.

4.42	Mortgage made by California Pellet Mill Company in favor of Credit Lyonnais New York Branch, as Agent, for certain real property located in Crawfordsville, Indiana, incorporated by reference to Exhibit 10.19 to the Company’s Report on Form 8-K filed on December 26, 1996.

4.43	Tranche A Term Note, incorporated by reference to Exhibit 10.20 to the Company’s Report on Form 8-K filed on December 26, 1996.

4.44	Tranche B Term Note, incorporated by reference to Exhibit 10.21 to the Company’s Report on Form 8-K filed on December 26, 1996.

4.45	Revolving Credit Notes, incorporated by reference to Exhibit 10.22 to the Company’s Report on Form 8-K filed on December 26, 1996.

4.46	Tranche C Term Notes, incorporated by reference to Exhibit 10.23 to the Company’s Report on Form 8-K, filed on October 27, 1997.

4.47	Amended and Restated Senior Secured Credit Agreement, incorporated by reference to the Company’s report on Form 10-K filed on December 26, 2002.

4.48	Security Agreement dated August 1, 2003, incorporated by reference to the Company’s report on Form 8-K filed on August 8, 2003.

EXHIBIT NUMBER	DESCRIPTION	FILED HEREWITH
10.5	Form of Agreement for Nonqualified Stock Options granted in 1986, incorporated by reference to the Annual Report on Form 10-K for the year ended December 31, 1986.

10.6	1992 Stock Option Plan and Form of Agreement, incorporated by reference to Exhibit 10.6 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1992.

10.11	1997 Stock Option Plan incorporated by reference to Exhibit A to the Company’s Proxy Statement on 14A, filed March 3, 1997.

10.12	First Amendment to the Stock Option Plan Agreement incorporated by reference to Exhibit 10.12 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2005.

21.0	Subsidiaries of the Registrant	X

23.1	Independent Auditors’ Consent	X

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	X

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	X

32	Certifications of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	X

SIGNATURES

Pursuant to the requirements of Sections 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: December 23, 2005	GENCOR INDUSTRIES, INC.
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