Form 10-Q
period 2005-12-31
GENCOR INDUSTRIES INC
filed 2006-02-14
CIK 64472

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE PERIOD ENDED December 31, 2005

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act.)    Yes  ☐    No  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes    ☒  No

Indicate number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date.

Class	Outstanding at January 31, 2006
Common stock, $.10 par value	8,252,457 shares
Class B stock, $.10 par value	1,642,998 shares

GENCOR INDUSTRIES, INC.

Part I. Financial Information

GENCOR INDUSTRIES, INC.

Condensed Consolidated Balance Sheets

(In thousands, except per share data)

	December 31, 2005	September 30, 2005
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$5,385	$4,206
Marketable securities at market value (Cost $31,000)	33,529	32,787
Accounts receivable, less allowance for doubtful accounts of $1,287 ($1,159 at September 30, 2005)	3,396	3,760
Other receivables	229	189
Inventories, net	20,276	19,236
Deferred income taxes	1,921	1,921
Prepaid expenses	1,893	1,646

Total current assets	66,629	63,745
Property and equipment, net	13,689	13,754
Other assets	470	511

Total assets	$80,788	$78,010

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$4,699	$4,491
Customer deposits	4,705	2,102
Income and other taxes payable	266	143
Accrued expenses	3,303	3,625

Total current liabilities	12,973	10,361
Long-term debt	—	—
Deferred income taxes	16,214	16,214

Total liabilities	29,187	26,575

Commitments and contingencies

Shareholders’ equity:
Preferred stock, par value $.10 per share; authorized 300,000 shares; none issued	—	—
Common stock, par value $.10 per share; 15,000,000 shares authorized; 8,339,857 shares issued at December 31, 2005 and September 30, 2005	834	834
Class B stock, par value $.10 per share; 6,000,000 shares authorized; 1,734,998 shares issued at December 31, 2005 and September 30, 2005	174	174
Capital in excess of par value	11,659	11,659
Retained earnings	42,236	42,054
Accumulated other comprehensive income (loss)	(1,598)	(1,582)
Common stock in treasury, 179,400 shares at cost	(1,704)	(1,704)

Total shareholders’ equity	51,601	51,435

	$80,788	$78,010

See notes to condensed consolidated financial statements.

GENCOR INDUSTRIES, INC.

Unaudited Condensed Consolidated Statements of Operations

(In thousands, except per share data)

	Three Months Ended December 31,
	2005	2004
Net revenue	$11,657	$9,107

Costs and expenses:
Production costs	8,694	6,821
Product engineering and development	526	495
Selling, general and administrative	2,880	2,168

	12,100	9,484

Operating income (loss)	(443)	(377)

Other income (expense):
Interest income	15	3
Interest expense	(19)	(91)
Increase in value of marketable securities	745	—
Miscellaneous	10	3

	751	85

Income (loss) before income taxes	308	(462)

Income taxes (benefit)	126	(118)

Net income (loss)	$182	$(344)

Basic and diluted earnings per common share:
Basic earnings per share	$.02	$(.04)

Diluted earnings per share	$.02	$(.04)

See notes to condensed consolidated financial statements.

GENCOR INDUSTRIES, INC.

Unaudited Condensed Consolidated Statements of Cash Flows

In Thousands

	Three Months Ended December 31,
	2005	2004
Cash flows from operations:
Net income (loss)	$182	$(344)
Adjustments to reconcile net income to cash provided (used) by operations:
Increase in marketable securities	(742)
Depreciation and amortization	337	201
Income from investees	—	—
Provision for allowance for doubtful accounts	128	(36)
Change in assets and liabilities - net of businesses sold:
Accounts receivable	196	247
Inventories	(1,040)	(1,793)
Prepaid expenses	(247)	193
Accounts payable	208	419
Customer deposits	2,603	1,982
Income and other taxes payable	123	(660)
Accrued expenses	(322)	(117)

Total adjustments	1,244	436

Cash provided by operations	1,426	92

Cash flows from (used for) investing activities:
Stock options exercised	—	48
Capital expenditures	(231)	(649)

Cash from (used for) investing activities	(231)	(601)

Cash flows used for financing activities:
Repayment of debt	—	—
Net Borrowings	—	273

Cash provided (used) for financing activities	—	273

Effect of exchange rate changes on cash	(16)	126

Net increase (decrease) in cash	1,179	(110)
Cash and cash equivalents at:
Beginning of quarter	4,206	550

End of quarter	$5,385	$440

See accompanying notes to condensed consolidated financial statements.

GENCOR INDUSTRIES, INC.

Notes to Condensed Consolidated Financial Statements

All amounts in thousands, except per share amounts

Note 1 – Basis of Presentation

The accompanying condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all material adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three months ended December 31, 2005 are not necessarily indicative of the results that may be expected for the year ended September 30, 2006.

The balance sheet at September 30, 2005 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

For further information, refer to the consolidated financial statements and footnotes thereto included in the Gencor Industries, Inc. Annual Report on Form 10-K for the year ended September 30, 2005.

Note 2- Marketable Securities

Marketable securities are categorized as trading securities and stated at market value. Market value is determined using the quoted closing or latest bid prices. Realized gains and losses on investment transactions are determined by specific identification and are recognized as incurred in the statement of income. Net unrealized gains and losses are reported in the statement of operations and represent the change in the market value of investment holdings during the period. At December 31, 2005, Marketable securities consisted of $5.9 in municipal bonds and $27.6 in equity stocks.

Note 3 – Inventories

The components of inventory consist of the following:

	December 31, 2005	September 30, 2005
Raw materials	$9,169	$7,564
Work in process	2,928	4,823
Finished goods	7,170	5,627
Used equipment	1,009	1,222

	$20,276	$19,236

Note 4 – Earnings Per Share Data

The following table sets forth the computation of basic and diluted earnings per share for the periods indicated.

	Three Months Ended December 31,
	2005	2004
Net income (loss)	$182	$(344)

Denominator (shares in thousands):
Weighted average shares outstanding	$9,895	$8,797
Effect of dilutive stock options	44	—

Denominator for diluted EPS computation	$9,939	$8,797

Per common share:
Basic:
Net income (loss)	$0.02	$(0.04)

Diluted:
Net income (loss)	$0.02	$(0.04)

Note 5 – Comprehensive Income (Loss)

The total comprehensive income (loss) for the three-months ended December 31, 2005 and 2004 was $166 and ($218), respectively. Total comprehensive income (loss) differs from net income (loss) due to gains and losses resulting from foreign currency translation, which are reflected separately in the shareholders’ equity section of the balance sheet under the caption “Accumulated other comprehensive loss.” Gains and losses resulting from foreign currency transactions are included in income.

Note 6 – Income From Investees and Subsequent Event

The Company owns a 45% interest in Carbontronics LLC and a 25% interest in Carbontronics Fuels LLC and Carbontronics II, LLC. These interests were earned as part of value of risk on contracts to build four synthetic fuel production plants during 1998. The Company has no basis in these equity investments or requirement to provide future funding. The operations of Carbontronics LLC consist of the receipt of contingent payments from the sales of the plants and the distribution thereof to its members. Carbontronics LLC has no other significant operations or assets. The operations of Carbontronics II, LLC consist of the receipt of royalty payments from the plants and the distribution thereof to its members. Carbontronics II, LLC has no other significant operations or assets. Any income arising from these investments is dependent upon tax credits (adjusted for operating losses at the fuel plants) being generated as a result of synthetic fuel production, which will be recorded as received. The Company received no distributions in the quarter ended December 31, 2005, nor the quarter ended December 31, 2004. The Company did receive distributions of $44,238, $13,428 and $1,526, during the fiscal years 2005, 2003, and 2002, respectively.

On January 19, 2006, Gencor received $10.0 million in cash distributions from these investees for the third quarter of calendar year 2005. Net income arising from this investment is dependent upon tax credits generated as a result of synthetic fuel production, which is recorded as received. These distributions are subject to state and Federal income taxes.

Future distributions from these entities depend upon the production of these operations continuing to qualify for tax credits under Section 29 of the Internal Revenue Code and the ability to economically produce and market synthetic fuel produced by the plants. One of the contingencies related to future benefits from these entities is based on the average price of crude oil. Per a provision of Section 29, if the average price of crude oil reaches a certain level, the tax credits will terminate. The recent escalation in oil prices raises serious doubt on the continued availability of tax credits under Section 29 for the future. If oil prices remain at the current levels or increase, the tax credits could phase-out or terminate. The existing tax credit legislation is scheduled to expire at the end of calendar year 2007. Any one of the above eventualities may interrupt, reduce, or terminate further distributions.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

Net sales for the quarters ended December 31, 2005 and 2004 were $11.7 million and $9.1 million, respectively. Domestic sales during the first quarter of fiscal 2006 were $10.8 million reflecting an increase of $2.1 million from year ago levels. Domestic sales were higher than the prior year’s quarter due the general improvement in the construction industry, partially due to the passage of the highway bill in the summer of 2005. Foreign sales increased $.5 million from the prior year. The Company’s revenues are concentrated in the asphalt-related business and subject to a seasonal slow-down during the third and fourth quarters of the calendar year.

Gross margins as a percent of net sales remained at 25% for both years. Higher absorption due to higher volume in 2005 was offset by an increase in the LIFO reserve of $75.

Selling and administrative expense increased $712 due to higher wages, higher commissions based on volume, and higher legal costs for the quarter.

The Company owns a 45% interest in Carbontronics LLC and a 25% interest in Carbontronics Fuels LLC and Carbontronics II LLC. These interests were earned as part of value of risk on contracts to build four synthetic fuel production plants during 1998. The Company has no basis in these equity investments or requirement to provide future funding. Any income arising from these investments is dependent upon tax credits (adjusted for operating losses at the fuel plants) being generated as a result of synthetic fuel production, which will be recorded as received. The Company received no distributions in the quarter ended December 31, 2005, nor the quarter ended December 31, 2004. The Company did receive distributions of $44,238, $13,428 and $1,526, during the fiscal years 2005, 2003, and 2002, respectively.

On January 19, 2006, Gencor received $10.0 million in cash distributions from these investees for the third quarter of calendar year 2005. Net income arising from this investment is dependent upon tax credits generated as a result of synthetic fuel production, which is recorded as received. These distributions are subject to state and Federal income taxes.

Future distributions from these entities depend upon the production of these operations continuing to qualify for tax credits under Section 29 of the Internal Revenue Code and the ability to economically produce and market synthetic produced by the plants. One of the contingencies related to future benefits from these entities is based on the average price of crude oil. Per a provision of Section 29, if the average price of crude oil reaches a certain level, the tax credits will terminate. The recent escalation in oil prices raises serious doubt on the continued availability of tax credits under Section 29 for the future. If oil prices remain at the current levels or increase, the tax credits could phase-out or terminate. The existing tax credit legislation is scheduled to expire at the end of calendar year 2007. Any one of the above eventualities may interrupt, reduce, or terminate further distributions.

Interest expense for the first quarter of fiscal 2006 decreased by $72 from the first quarter of fiscal 2005, reflecting a decrease in debt balance. The increase in value of marketable securities is a result of net unrealized gains during the period.

Income tax expense increased by $.2 million from year ago levels, reflecting the increase in pre-tax income.

Liquidity and Capital Resources

On August 1, 2003, the Company entered into a Revolving Credit and Security Agreement with PNC Bank, N.A. The Agreement established a three year revolving $20 million credit facility. The facility provides for advances based on accounts receivable, inventory and real estate. The facility includes a $2 million limit on letters of credit. At December 31, 2005, the Company had $.3 million of letters of credit outstanding. The interest rate at December 31, 2005, is at prime less .25% (7.00%) and subject to change based upon the Fixed Charge Coverage Ratio. The Company is required to maintain a Fixed Charge Coverage Ratio of 1.1:1. There are no required repayments as long as there are no defaults and there is adequate eligible collateral. Substantially, all of Company’s assets are pledged as security under the Agreement. The borrowings under the previous credit agreements were paid in full with cash and proceeds from this new Revolving Credit and Security Agreement.

As of December 31, 2005, the Company had $5.4 million in cash and cash equivalents, and $33.5 million in marketable securities. The marketable securities are invested in stocks and bonds through a professional investment advisor. Investment securities are exposed to various risks such as interest rate, market and credit. Due to the level of risk associated with certain investment securities and the level of uncertainty related to changes in the value of securities, it is possible that changes in these risk factors could have an adverse material impact on the Company’s results of operations. The securities may be liquidated at any time into cash and cash equivalents.

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

At December 31, 2005, the Company had no debt outstanding. Under the Revolving Credit and Security Agreement, substantially all of the Company’s borrowings will bear interest at variable rates based upon the prime rate.

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

Item 4. Controls and Procedures

The Company’s Chief Executive Officer and Chief Financial Officer evaluated the Company’s disclosure controls and procedures within 90 days of the filing date of this quarterly report. Based upon this evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective in ensuring that material information required to be disclosed is included in the reports that it files with the Securities and Exchange Commission.

There were no significant changes in the Company’s internal controls or, to the knowledge of the management of the Company, in other factors that could significantly affect internal controls subsequent to the evaluation date.

Part II. Other Information

Item 6. Exhibits and Reports on Form 8-K

(a) Exhibits

10.13	Limited Liability Company Operating Agreement of Carbontronics, LLC

10.14	Carbontronics, LLC Amendment to Operating Agreement

10.15	Carbontronics, LLC Second Amendment to Operating Agreement

10.16	Third Amendment to Limited Liability Company Operating Agreement of Carbontronics, LLC

10.17	Purchase and Sale Agreement between Carbontronics Synfuels Investors, L.P. and Carbontronics LLC

10.18	Limited Liability Company Operating Agreement of Carbontronics II, LLC

10.19	Carbontronics II, LLC Unanimous Consent of Members

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certifications of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b) Reports on Form 8-K.

January 19, 2006- Press Release announcing Cash Distributions from Investees

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GENCOR INDUSTRIES, INC.

February 14, 2006	By:	/s/ E.J. Elliott
E.J. Elliott, Chairman and Chief Executive Officer

February 14, 2006	By:	/s/ Scott W. Runkel
Scott W. Runkel, Chief Financial Officer