Form 10-Q
period 2006-03-31
GENCOR INDUSTRIES INC
filed 2006-05-15
CIK 64472

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE PERIOD ENDED March 31, 2006

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD From              to

Commission file number 0-3821

GENCOR INDUSTRIES, INC.

Delaware	59-0933147
(State or other jurisdiction of incorporated or organization)	(I.R.S. Employer Identification No.)

5201 North Orange Blossom Trail, Orlando, Florida 32810

(Address of principal executive offices) (Zip Code)

(407) 290-6000

(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. (See definition of accelerated filer and large accelerated filer in Rule 12b-2 of the Exchange Act.)

(Check one)

Large accelerated filer  ☐    Accelerated Filer  ☐    Non-accelerated Filer  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes    ☒  No

Indicate number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date.

Class	Outstanding at March 31,2006
Common stock, $.10 par value	8,272,130 shares
Class B stock, $.10 par value	1,642,998 shares

GENCOR INDUSTRIES, INC.

Part I. Financial Information

GENCOR INDUSTRIES, INC.

Condensed Consolidated Balance Sheets

(In thousands, except per share data)

	March 31 2006	September 30, 2005
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$7,024	$4,206
Marketable securities at market value (Cost $41,000 and $31,000 at March 31, 2006 and September 30, 2005 respectively)	45,400	32,787
Accounts receivable, less allowance for doubtful accounts of $1,362 ($1,159 at September 30, 2005)	5,449	3,760
Other receivables	79	189
Inventories, net	17,270	19,236
Deferred income taxes	1,921	1,921
Prepaid expenses	1,069	1,646

Total current assets	78,212	63,745
Property and equipment, net	13,453	13,754
Other assets	435	511

Total assets	$92,100	$78,010

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$6,042	$4,491
Customer deposits	3,207	2,102
Income and other taxes payable	8,359	143
Accrued expenses	3,973	3,625

Total current liabilities	21,581	10,361
Long-term debt	—	—
Deferred income taxes	7,349	16,214

Total liabilities	28,930	26,575

Commitments and contingencies

Shareholders’ equity:
Preferred stock, par value $.10 per share; authorized 300,000 shares; none issued	—	—
Common stock, par value $.10 per share; 15,000,000 shares authorized; 8,359,530 shares and 8,339,857 issued at March 31, 2006 and September 30, 2005, respectively	836	834
Class B stock, par value $.10 per share; 6,000,000 shares authorized; 1,734,998 shares issued at March 31, 2006 and September 30, 2005	174	174
Capital in excess of par value	11,657	11,659
Retained earnings	53,797	42,054
Accumulated other comprehensive income (loss)	(1,590)	(1,582)
Common stock in treasury, 179,400 shares at cost	(1,704)	(1,704)

Total shareholders’ equity	63,170	51,435

	$92,100	$78,010

See notes to condensed consolidated financial statements.

GENCOR INDUSTRIES, INC.

Unaudited Condensed Consolidated Statements of Income

(In thousands, except per share data)

	Three-Months Ended March 31,		Six-Months Ended March 31,
	2006	2005	2006	2005
Net revenue	$21,875	$15,948	$33,532	$25,056

Costs and expenses:
Production costs	16,146	11,863	24,840	18,684
Product engineering and development	529	518	1,055	1,013
Selling, general and administrative	3,363	2,311	6,243	4,480

	20,038	14,692	32,138	24,177

Operating income	1,837	1,256	1,394	879

Other income (expense):
Interest income	60	52	75	55
Interest expense	(43)	(32)	(62)	(122)
Income from Investees	14,547	27,382	14,547	27,382
Increase (decrease) in value of marketable Securities	1,868	(122)	2,613	(122)
Miscellaneous	24	34	34	36

	16,456	27,314	17,207	27,229

Income before income taxes	18,293	28,570	18,601	28,108
Income taxes	6,732	9,738	6,858	9,619

Net income	$11,561	$18,832	$11,743	$18,489

Basic and diluted earnings per common share:
Basic earnings per share	$1.17	$2.14	$1.19	$2.10
Diluted earnings per share	$1.16	$1.89	$1.18	$1.86

See notes to condensed consolidated financial statements.

GENCOR INDUSTRIES, INC.

Unaudited Condensed Consolidated Statements of Cash Flows

In Thousands

	Six-Months Ended March 31,
	2006	2005
Cash flows from operations:
Net income	$11,743	$18,489
Adjustments to reconcile net income to cash provided (used) by operations:
Increase in Marketable securities	(10,000)	(17,999)
Increase in market value of marketable securities	(2,613)	122
Deferred income taxes	(8,865)	9,857
Depreciation and amortization	675	410
Income from investees	(15,547)	(27,382)
Provision for allowance for doubtful accounts	230	44
Change in assets and liabilities:
Accounts receivable	(1,809)	(1,015)
Inventories	1,966	(852)
Prepaid expenses	577	300
Other assets	(7)	—
Accounts payable	1,551	1,850
Customer deposits	1,105	1,332
Income and other taxes payable	8,216	(1,243)
Accrued expenses	348	(576)

Total adjustments	(24,173)	(35,152)

Cash provided by (used for) operations	(12,430)	(16,663)

Cash flows from (used for) investing activities:
Stock options exercised	—	301
Distributions from unconsolidated investees	15,547	27,382
Capital expenditures	(291)	(858)
Proceeds from assets held for sale	—	48

Cash from (used for) investing activities	15,256	26,873

Cash flows used for financing activities:
Net repayment of debt	—	(5,701)

Cash provided (used) for financing activities	—	(5,701)

Effect of exchange rate changes on cash	(8)	114

Net increase (decrease) in cash	2,818	4,623
Cash and cash equivalents at:
Beginning of period	4,206	550

End of period	7,024	$5,173

See notes to condensed consolidated financial statements.

GENCOR INDUSTRIES, INC.

Notes to Condensed Consolidated Financial Statements

All amounts in thousands, except per share amounts

Note 1 – Basis of Presentation

The accompanying condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all material adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three-months and six-months ended March 31, 2006 are not necessarily indicative of the results that may be expected for the year ended September 30, 2006.

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

Note 2- Marketable Securities

Marketable securities are categorized as trading securities and stated at market value. Market value is determined using the quoted closing or latest bid prices. Realized gains and losses on investment transactions are determined by specific identification and are recognized as incurred in the statement of income. Net unrealized gains and losses are reported in the statement of income and represent the change in the market value of investment holdings during the period. At March 31, 2006, Marketable securities consisted of $6.1 in municipal bonds, $3.8 in money market funds, and $35.5 in equity stocks.

Note 3 – Inventories

The components of inventory consist of the following:

	March 31, 2006	September 30, 2005
Raw materials	$8,205	$7,564
Work in process	2,562	4,823
Finished goods	5,399	5,627
Used equipment	1,104	1,222

	$17,270	$19,236

Note 4 – Earnings Per Share Data

The following table sets forth the computation of basic and diluted earnings per share for the periods indicated.

	Three-Months Ended March 31,		Six-Months Ended March 31,
	2006	2005	2006	2005
Net income	$11,561	$18,832	$11,743	$18,489

Denominator (shares in thousands):
Weighted average shares outstanding	9,899	8,814	9,897	8,805
Effect of dilutive stock options	26	1,128	35	1,128

Denominator for diluted EPS computation	9,925	9,942	9,932	9,933

Per common share:
Basic:
Net income	$1.17	$2.14	$1.19	$2.10

Diluted:
Net income	$1.16	$1.89	$1.18	$1.86

Note 5 – Comprehensive Income (Loss)

The total comprehensive income for the three-months and six-months ended March 31, 2006 was $11,569 and $11,735, respectively. The total comprehensive income for the three-months and six-months ended March 31, 2005 was $18,820 and $18,603, respectively. Total comprehensive income differs from net income due to gains and losses resulting from foreign currency translation, which are reflected separately in the shareholders’ equity section of the balance sheet under the caption “Accumulated other comprehensive loss.” Gains and losses resulting from foreign currency transactions are included in income.

Note 6 – Income From Investees

The Company owns a 45% interest in Carbontronics LLC and a 25% interest in Carbontronics Fuels LLC and Carbontronics II, LLC. These interests were earned as part of value of risk on contracts to build four synthetic fuel production plants during 1998. The Company has no basis in these equity investments or requirement to provide future funding. The operations of Carbontronics LLC consist of the receipt of contingent payments from the sales of the plants and the distribution thereof to its members. Carbontronics LLC has no other significant operations or assets. The operations of Carbontronics II, LLC consist of the receipt of royalty payments from the plants and the distribution thereof to its members. Carbontronics II, LLC has no other significant operations or assets. Any income arising from these investments is dependent upon tax credits (adjusted for operating losses at the fuel plants) being generated as a result of synthetic fuel production, which will be recorded as received. The Company received no distributions in the quarter ended December 31, 2005, nor in the quarter ended December 31, 2004. The Company recognized income of $14,547 in the quarter ended March 31, 2006, for the distribution received less an accrual of $1,000 for certain expenses associated with efforts by the Company as plaintiff in a matter against it’s synthetic fuels partners. The Company received distributions of $27,382 in the quarter ended March 31, 2005. The Company received distributions of $44,238, $13,428 and $1,526, during the fiscal years 2005, 2003, and 2002, respectively. The Company received no distributions in fiscal 2004. These distributions are subject to state and Federal income taxes.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

Net sales for the quarters ended March 31, 2006 and 2005 were $21.9 million and $15.9 million, respectively. Domestic sales during the second quarter of fiscal 2006 increased $6.3 million from year ago levels. Domestic sales were higher than the prior year’s quarter due the general improvement in the construction industry, partially due to the passage of the Federal highway bill in the summer of 2005. Foreign sales decreased $.3 million from the prior year.

Net sales for the six-months ended March 31, 2006 and 2005 were $33.5 million and $25.1 million, respectively. Domestic sales during the first six-months of fiscal 2006 increased of $8.4 million from year ago levels. Domestic sales were higher than the prior year’s due the general improvement in the construction industry, partially due to the passage of the Federal highway bill in the summer of 2005. Foreign sales remained constant from the prior year.

The Company’s revenues are concentrated in the asphalt-related business and subject to a seasonal slow-down during the third and fourth quarters of the calendar year.

Gross margins as a percent of net sales remained at 26% for both three-month periods. Gross margins as a percent of net sales was also 26% for the six-months ended March 31, 2006, and 25% for the six-months ended March 31, 2005.

Selling and administrative expense increased $1,052 for the quarter and $1,763 for the six-months due to higher wages, higher commissions based on volume, and higher legal costs for fiscal 2006.

The Company owns a 45% interest in Carbontronics LLC and a 25% interest in Carbontronics Fuels LLC and Carbontronics II LLC. These interests were earned as part of value of risk on contracts to build four synthetic fuel production plants during 1998. The Company has no basis in these equity investments or requirement to provide future funding. Any income arising from these investments is dependent upon tax credits (adjusted for operating losses at the fuel plants) being generated as a result of synthetic fuel production, which will be recorded as received. The Company received no distributions in the quarter ended December 31, 2005, nor in the quarter ended December 31, 2004. The Company recognized income of $14,547 in the quarter ended March 31, 2006, for the distribution received less an accrual of $1,000 for certain expenses associated with efforts by the Company as plaintiff in a matter against it’s synthetic fuels partners. The Company received distributions of $27,382 in the quarter ended March 31, 2005. The Company received distributions of $44,238, $13,428 and $1,526, during the fiscal years 2005, 2003, and 2002, respectively. The Company received no distributions in fiscal 2004. These distributions are subject to state and Federal income taxes.

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

Interest expense for the first six-months of fiscal 2006 decreased by $60 from the first six-months of fiscal 2005, reflecting a decrease in debt balance. The increase in value of marketable securities is a result of net unrealized gains during the period.

Income tax expense decreased from year ago levels, reflecting the decrease in pre-tax income. Deferred taxes changed primarily due to the income from investees becoming taxable in the current year.

Liquidity and Capital Resources

On August 1, 2003, the Company entered into a Revolving Credit and Security Agreement with PNC Bank, N.A. The Agreement established a three year revolving $20 million credit facility. The facility provides for advances based on accounts receivable, inventory and real estate. The facility includes a $2 million limit on letters of credit. At March 31, 2006, the Company had $.3 million of letters of credit outstanding. The interest rate at March 31, 2006, is at prime less .25% (7.50%) and subject to change based upon the Fixed Charge Coverage Ratio. The Company is required to maintain a Fixed Charge Coverage Ratio of 1.1:1. There are no required repayments as long as there are no defaults and there is adequate eligible collateral. Substantially all of Company’s assets are pledged as security under the Agreement. The Company is currently in process of negotiating a renewal of this facility.

As of March 31, 2006, the Company had $7.0 million in cash and cash equivalents, and $45.4 million in marketable securities. The marketable securities are invested in stocks, bonds, and money market funds through a professional investment advisor. Investment securities are exposed to various risks such as interest rate, market and credit. Due to the level of risk associated with certain investment securities and the level of uncertainty related to changes in the value of securities, it is possible that changes in these risk factors could have an adverse material impact on the Company’s results of operations. The securities may be liquidated at any time into cash and cash equivalents.

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

At March 31, 2006, the Company had no debt outstanding. Under the Revolving Credit and Security Agreement, substantially all of the Company’s borrowings will bear interest at variable rates based upon the prime rate.

The Company’s Marketable securities are invested in stocks, bonds, and money market funds through a professional investment advisor. Investment securities are exposed to various risks such as interest rate, market and credit. Due to the level of risk associated with certain investment securities and the level of uncertainty related to changes in the value of securities, it is possible that changes in these risk factors could have an adverse material impact on the Company’s results of operations or equity.

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

Item 4. Controls and Procedures

The Company’s Chief Executive Officer and Chief Financial Officer evaluated the Company’s disclosure controls and procedures as of the end of the period covered by this report. Based upon this evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective in ensuring that material information required to be disclosed is included in the reports that it files with the Securities and Exchange Commission.

There were no significant changes in the Company’s internal controls or, to the knowledge of the management of the Company, in other factors during the period covered by this report that could significantly affect the Company’s internal control over financial reporting.

Part II. Other Information

Item 6. Exhibits

3.2	Amended and Restated By-laws

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certifications of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GENCOR INDUSTRIES, INC.

May 15, 2006	By:	/s/ E.J. Elliott
E.J. Elliott, Chairman and Chief Executive Officer

May 15, 2006	By:	/s/ Scott W. Runkel
Scott W. Runkel, Chief Financial Officer