Form 10-Q
period 2006-06-30
GENCOR INDUSTRIES INC
filed 2006-08-10
CIK 64472

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED June 30, 2006

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of accelerated filer and large accelerated filer in Rule 12b-2 of the Exchange Act.

(Check one)

Large accelerated filer  ☐    Accelerated filer  ☐    Non-accelerated filer  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes    ☒  No

Indicate number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date.

Class	Outstanding at July 31,2006
Common stock, $.10 par value	8,302,130 shares
Class B stock, $.10 par value	1,642,998 shares

GENCOR INDUSTRIES, INC.

Part I. Financial Information

GENCOR INDUSTRIES, INC.

Condensed Consolidated Balance Sheets

(In thousands, except per share data)

	June 30 2006	September 30 2005
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$5,261	$4,206
Marketable securities at market value (Cost $37,000 at June 30, 2006 and $31,000 at September 30, 2005)	40,049	32,787
Account receivable, less allowance for doubtful accounts of $1,460 ($1,159 at September 30, 2005)	4,896	3,760
Other receivables	74	189
Inventories, net	19,436	19,236
Deferred income taxes	1,921	1,921
Prepaid expenses	1,390	1,646

Total current assets	$73,027	$63,745
Property and equipment, net	13,216	13,754
Other assets	397	511

Total assets	$86,640	$78,010

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Account payable	$5,402	$4,491
Customer deposits	2,178	2,102
Income and other taxes payable	2,165	143
Accrued expenses	4,197	3,625

Total current liabilities	13,942	10,361
Long-term debt	—	—
Deferred income taxes	9,349	16,214

Total liabilities	23,291	26,575
Commitments and contingencies

Shareholder’s equity:
Preferred stock, par value $.10 per share; authorized 300,000 shares; none issued	—	—
Common stock, par value $.10 per share; 15,000,000 shares authorized; 8,302,130 shares issued at June 30, 2006 and 8,359,530 shares issued at September 30, 2005	830	834
Class B stock, par value $.10 per share; 6,000,000 shares authorized; 1,642,998 shares issue at June 30, 2006 and 1,734,998 shares issued at September 30, 2005	164	174
Capital in excess of par value	10,003	11,659
Retained earnings	53,917	42,054
Accumulated other comprehensive income (loss)	(1,565)	(1,582)
Common stock in treasury, 179,400 shares at cost at September 30, 2005	—	(1,704)

Total shareholders’ equity	63,349	51,435

	$86,640	$78,010

See notes to condensed consolidated financial statements.

GENCOR INDUSTRIES, INC.

Unaudited Condensed Consolidated Statements of Income

(In thousands, except per share data)

	Three-Months Ended June 30,		Nine-Months Ended June 30,
	2006	2005	2006	2005
Net revenue	$18,919	$14,846	$52,452	$39,902

Cost and expenses:
Production costs	13,798	11,478	38,639	30,162
Product engineering and development	506	452	1,561	1,465
Selling, general and administrative	3,130	2,485	9,373	6,964

	17,434	14,415	49,573	38,591

Operating income	1,485	431	2,879	1,311

Other income (expense):
Interest income	51	25	126	81
Interest expense	(21)	(19)	(83)	(142)
Income from Investees	—	6,964	14,547	34,346
Increase (decrease) in value of marketable securities	(1,351)	446	1,262	323
Miscellaneous	22	19	56	56

	(1,299)	7,435	15,908	34,664

Income before income taxes	186	7,866	18,787	35,975

Income taxes	66	210	6,924	9,830

Net Income	$120	$7,656	$11,863	$26,145

Basic and diluted earnings per common share:
Basic earnings per share	$0.01	$0.87	$1.20	$2.97
Diluted earnings per share	$0.01	$0.77	$1.19	$2.73

See notes to condensed consolidated financial statements

GENCOR INDUSTRIES, INC.

Unaudited Condensed Consolidated Statements of Cash Flows

(In Thousands)

	Nine Months Ended June 30,
	2006	2005
Cash flows from operations:	$11,863	$26,145
Net income
Adjustments to reconcile net income To cash provided (used) by operations:
Increase in Marketable securities	(6,000)	(25,000)
Increase in market value of marketable securities	(1,262)	(323)
Deferred income taxes	(6,865)	10,430
Depreciation and amortization	1,012	610
Income from investees	0	(34,346)
Provision for allowance for doubtful accounts	301	(255)
Change in assets and liabilities:
Accounts receivable	(1,322)	(992)
Other receivables	0	(50)
Inventories	(200)	(1,542)
Prepaid expenses	256	478
Other assets	(10)	—
Accounts payable	911	928
Customer deposits	76	(644)
Income and other taxes payable	2,022	(2,262)
Accrued expenses	572	(816)

Total adjustments	(10,509)	(53,784)

Cash provided by (used for) operations	1,354	(27,639)

Cash flows from (used for) investing activities:
Stock options exercised	34	301
Distributions from unconsolidated investees	—	34,346
Capital expenditures	(350)	(1,063)
Proceeds from assets held for sale	—	48

Cash from (used for) investing activities	(316)	33,632

Cash flows used for financing activities:
Net repayment of debt	—	(5,701)

Cash provided (used) for financing activities	—	(5,701)

Effect of exchange rate changes on cash	17	81
Net increase (decrease) in cash	1,055	373
Cash and cash equivalents at:
Beginning of period	$4,206	$550

End of period	$5,261	$923

See notes to condensed consolidated financial statements.

GENCOR INDUSTRIES, INC.

Notes to Condensed Consolidated Financial Statements

All amounts in thousands, except per share amounts

Note 1 – Basis of Presentation

The accompanying condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all material adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three-months and nine-months ended June 30, 2006 are not necessarily indicative of the results that may be expected for the year ended September 30, 2006.

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

Note 2- Marketable Securities

Marketable securities are categorized as trading securities and stated at market value. Market value is determined using the quoted closing or latest bid prices. Realized gains and losses on investment transactions are determined by specific identification and are recognized as incurred in the statement of income. Net unrealized gains and losses are reported in the statement of income and represent the change in the market value of investment holdings during the period. At June 30, 2006, Marketable securities consisted of $7.2 in municipal bonds, $.4 in money market funds, and $32.4 in equity stocks.

Note 3 – Inventories

The components of inventory consist of the following:

	June 30, 2006	September 30, 2005
Raw materials	$7,893	$7,564
Work in process	3,805	4,823
Finished goods	6,697	5,627
Used equipment	1,041	1,222

	$19,436	$19,236

Note 4 – Earnings Per Share Data

The following table sets forth the computation of basic and diluted earnings per share for the periods indicated.

	Three-Months Ended June 30,		Nine-months Ended June 30,
	2006	2005	2006	2005
Net income	$120	$7,656	$11,863	$26,145

Denominator (shares in thousands):
Weighted average shares outstanding	9,935	8,832	9,910	8,817
Effect of dilutive stock options	—	1,089	23	749

Denominator for diluted EPS computation	9,935	9,921	9,933	9,566

Per common share:
Basic:
Net income	$0.01	$.87	$1.20	$2.97

Diluted:
Net income	$0.01	$.77	$1.19	$2.73

Note 5 – Comprehensive Income (Loss)

The total comprehensive income for the three-months and nine-months ended June 30, 2006 was $145 and $11,880, respectively. The total comprehensive income for the three-months and nine-months ended June 30, 2005 was $7,623 and $26,226, respectively. Total comprehensive income differs from net income due to gains and losses resulting from foreign currency translation, which are reflected separately in the shareholders’ equity section of the balance sheet under the caption “Accumulated other comprehensive loss.” Gains and losses resulting from foreign currency transactions are included in income.

Note 6 – Income From Investees

The Company owns a 45% interest in Carbontronics LLC and a 25% interest in Carbontronics Fuels LLC and Carbontronics II, LLC. These interests were earned as part of value of risk on contracts to build four synthetic fuel production plants during 1998. The Company has no basis in these equity investments or requirement to provide future funding. The operations of Carbontronics LLC consist of the receipt of contingent payments from the sales of the plants and the distribution thereof to its members. Carbontronics LLC has no other significant operations or assets. The operations of Carbontronics II, LLC consist of the receipt of royalty payments from the plants and the distribution thereof to its members. Carbontronics II, LLC has no other significant operations or assets. Any income arising from these investments is dependent upon tax credits (adjusted for operating losses at the fuel plants) being generated as a result of synthetic fuel production, which will be recorded as received. The Company received no distributions in the quarter ended June 30 2006. The Company recognized income of $14,547 in the quarter ended March 31, 2006, for the distribution received less an accrual of $1,000 for certain expenses associated with efforts by the Company as plaintiff in a matter against its synthetic fuels partners. The Company received distributions of $27,382 in the quarter ended March 31, 2005, and $6,964 in the quarter ended June 30, 2005. The Company received distributions of $44,238, $13,428 and $1,526, during the fiscal years 2005, 2003, and 2002, respectively. The Company received no distributions in fiscal 2004. These distributions are subject to state and Federal income taxes.

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

On May 15, 2006, the Company received notification from the administrative partner of these investments that the limited partners gave notice that the plants should be “idled” until further notice. They indicated the operations will be curtailed until the earlier of : 1) a legislative change adjusting the determination of the phase-out price, or 2) a downward movement in oil prices signaling some improved expectation that the credit phase-out will still provide sufficient capital to support the continuation of operations.

The Company can not predict when operations will resume nor the amount, if any, of future distributions.

The existing tax credit legislation is scheduled to expire at the end of calendar year 2007. Any one of the above eventualities may interrupt, reduce, or terminate further distributions.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

Net sales for the quarters ended June 30, 2006 and 2005 were $18.9 million and $14.8 million, respectively. Domestic sales during the third quarter of fiscal 2006 increased $4.3 million from year ago levels. Domestic sales were higher than the prior year’s quarter due to the general improvement in the construction industry, partially due to the passage of the Federal highway bill in the summer of 2005. Foreign sales decreased $.2 million from the prior year.

Net sales for the nine-months ended June 30, 2006 and 2005 were $52.5 million and $39.9 million, respectively. Domestic sales during the first nine-months of fiscal 2006 increased $12.6 million from year ago levels. Domestic sales were higher than the prior year’s due to the general improvement in the construction industry, partially due to the passage of the Federal highway bill in the summer of 2005. Foreign sales remained constant from the prior year.

The Company’s revenues are concentrated in the asphalt-related business and are subject to a seasonal slow-down during the third and fourth quarters of the calendar year.

Gross margins as a percent of net sales improved to 27% for the quarter ended June 30, 2006, up from 23% in the prior year. Gross margins as a percent of net sales was 26% for the nine-months ended June 30, 2006, and 24% for the nine-months ended June 30, 2005. Margin improvement is due to the higher volumes being manufactured at the Company’s two domestic operations.

Selling and administrative expense increased $645 for the quarter ended June 30, 2006 to $3,130 and $2,409 for the nine-months ended June 30, 2006 to $9,373 due to higher wages, higher commissions based on volume, and higher legal costs for fiscal 2006.

The Company owns a 45% interest in Carbontronics LLC and a 25% interest in Carbontronics Fuels LLC and Carbontronics II, LLC. These interests were earned as part of value of risk on contracts to build four synthetic fuel production plants during 1998. The Company has no basis in these equity investments or requirement to provide future funding. The operations of Carbontronics LLC consist of the receipt of contingent payments from the sales of the plants and the distribution thereof to its members. Carbontronics LLC has no other significant operations or assets. The operations of Carbontronics II, LLC consist of the receipt of royalty payments from the plants and the distribution thereof to its members. Carbontronics II, LLC has no other significant operations or assets. Any income arising from these investments is dependent upon tax credits (adjusted for operating losses at the fuel plants) being generated as a result of synthetic fuel production, which will be recorded as received. The Company received no distributions in the quarter ended June 30 2006. The Company recognized income of $14,547 in the quarter ended March 31, 2006, for the distribution received less an accrual of $1,000 for certain expenses associated with efforts by the Company as plaintiff in a matter against its synthetic fuels partners. The Company received distributions of $27,382 in the quarter ended March 31, 2005, and $6,964 in the quarter ended June 30, 2005. The Company received distributions of $44,238, $13,428 and $1,526, during the fiscal years 2005, 2003, and 2002, respectively. The Company received no distributions in fiscal 2004. These distributions are subject to state and Federal income taxes.

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

On May 15, 2006, the Company received notification from the administrative partner of these investments that the limited partners gave notice that the plants should be “idled” until further notice. They indicated the operations will be curtailed until the earlier of : 1) a legislative change adjusting the determination of the phase-out price, or 2) a downward movement in oil prices signaling some improved expectation that the credit phase-out will still provide sufficient capital to support the continuation of operations.

The Company cannot predict when operations will resume nor the amount, if any, of future distributions.

The existing tax credit legislation is scheduled to expire at the end of calendar year 2007. Any one of the above eventualities may interrupt, reduce, or terminate further distributions.

Interest expense for the first nine-months of fiscal 2006 decreased by $59 from the first nine-months of fiscal 2005, reflecting a decrease in debt balance. The increase (decrease) in value of marketable securities is a result of net unrealized gains during the period.

Income tax expense decreased from year ago levels, reflecting the decrease in pre-tax income. Deferred taxes changed primarily due to the income from investees becoming taxable in the current year.

Liquidity and Capital Resources

On August 1, 2003, the Company entered into a Revolving Credit and Security Agreement with PNC Bank, N.A. The Agreement established a three year revolving $20 million credit facility. The facility provides for advances based on accounts receivable, inventory and real estate. The facility includes a $2 million limit on letters of credit. At June 30, 2006, the Company had no borrowings on the facility and had $.3 million of letters of credit outstanding. The interest rate at June 30, 2006, is at prime less .25% (7.50%) and subject to change based upon the Fixed Charge Coverage Ratio. The Company is required to maintain a Fixed Charge Coverage Ratio of 1.1:1. There are no required repayments as long as there are no defaults and there is adequate eligible collateral. Substantially all of Company’s assets are pledged as security under the Agreement.

On July 31, 2006, the credit facility discussed above was renewed for an additional three years.

As of June 30, 2006, the Company had $5.3 million in cash and cash equivalents, and $40.0 million in marketable securities. The marketable securities are invested in stocks, bonds, and money market funds through a professional investment advisor. Investment securities are exposed to various risks such as interest rate, market and credit. Due to the level of risk associated with certain investment securities and the level of uncertainty related to changes in the value of securities, it is possible that changes in these risk factors could have an adverse material impact on the Company’s results of operations. The securities may be liquidated at any time into cash and cash equivalents.

The common stock held in treasury at September 30, 2005 was retired during the quarter ended June 30, 2006.

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

At June 30, 2006, the Company had no debt outstanding. Under the Revolving Credit and Security Agreement, substantially all of the Company’s borrowings will bear interest at variable rates based upon the prime rate or a Eurodollar rate.

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

There were no significant changes in the Company’s internal controls or, to the knowledge of the management of the Company, in other factors that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting during the period covered by this report.

Part II. Other Information

Item 6. Exhibits

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a – 14(a) of the Securities Exchange Act of 1934, as amended.

31.2	Certification of Chief Financial Officer Pursuant to Rule 13a – 14(a) of the Securities Exchange Act of 1934, as amended.

32	Certifications of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U. S. C. Section 1350.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GENCOR INDUSTRIES, INC.

August 10, 2006	By:	/s/ E.J. Elliott
E.J. Elliott, Chairman and Chief Executive Officer

August 10, 2006	By:	/s/ Scott W. Runkel
Scott W. Runkel, Chief Financial Officer
(Principal Financial and Accounting Officer)