Form 10-K
period 2006-09-30
GENCOR INDUSTRIES INC
filed 2006-12-22
CIK 64472

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10 – K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended September 30, 2006

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File No. 0-3821

GENCOR INDUSTRIES, INC.

Incorporated in the	I.R.S. Employer Identification
State of Delaware	No. 59-0933147

5201 North Orange Blossom Trail

Orlando, Florida 32810

Registrant’s Telephone Number, Including Area Code:

(407) 290-6000

SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

None.

SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:

Common Stock ($.10 Par Value)

Indicate by check mark if the registrant is a well-known seasonal issuer, as defined in Rule 405 of the Securities Act    ☐  Yes    ☒  No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15 (d) of the Act    ☐  Yes    ☒  No

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to filing requirements for the past 90 days.    ☒  Yes    ☐  No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer “and” large accelerated filer” in Rule 12b-2 of the Exchange Act (check one):

Large Accelerated Filer  ☐    Accelerated Filer  ☐    Non-Accelerated Filer  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes    ☒  No

The aggregate market value of the common equity held by non-affiliates computed by reference to the price at which the common equity was last sold as of the last business day of the most recently completed second fiscal quarter was $57,645,998.

Indicate the number of shares outstanding of each of the Registrant’s classes of Common Stock, as of the latest practicable date: 8,302,130 shares of Common Stock ($.10 par value) and 1,642,998 shares of Class B Stock ($.10 par value) as of December 5, 2006.

DOCUMENTS INCORPORATED BY REFERENCE

Part III of this Form 10-K is incorporated by reference from the Registrant’s 2007 Proxy Statement for the Annual Meeting of the Stockholders.

Introductory Note Caution Concerning Forward-Looking Statements

This Report on Form 10-K and our other communications and statements may contain “forward-looking statements,” including statements about our beliefs, plans, objectives, goals, expectations, estimates, projections and intentions. These statements are subject to significant risks and uncertainties and are subject to change based on various factors, many of which are beyond our control. The words “may,” “could,” “should,” “would,” “believe,” “anticipate,” “estimate,” “expect,” “intend,” “plan,” “target,” “goal,” and similar expressions are intended to identify forward-looking statements. All forward-looking statements, by their nature, are subject to risks and uncertainties. Our actual future results may differ materially from those set forth in our forward-looking statements. For information concerning these factors and related matters, see “Risk Factors” in Part I, Item 1A in this Report, and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II, Item 7 in this Report. However, other factors besides those referenced could adversely affect our results, and you should not consider any such list of factors to be a complete set of all potential risks or uncertainties. Any forward-looking statements made by us herein speak as of the date of this Report. We do not undertake to update any forward-looking statement, except as required by law.

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

The Company designs and manufactures machinery and related equipment used primarily for the production of asphalt and highway construction materials. The Company’s principal core products include asphalt plants, combustion systems and fluid heat transfer systems. The Company’s technical and design capabilities, environmentally friendly process technology, and wide range of products have enabled it to become a leading producer of equipment worldwide. The Company believes it has the largest installed base of asphalt production plants in the United States.

Because the Company’s products are sold primarily to the highway construction industry, the business is seasonal in nature. The majority of orders for the Company’s products are received between October and February, with a significant volume of shipments occurring prior to May. The principal factors driving demand for the Company’s products are the level of government funding for domestic highway construction and repair, infrastructure development in emerging economies, the need for spare parts, and a trend towards larger plants resulting from industry consolidation.

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

In January 1998, the Company finalized agreements with Carbontronics, LLC (“CLLC”) pursuant to which the Company sold, designed, manufactured, and installed four synthetic fuel production plants. These plants were subsequently sold by CLLC to a limited partnership (“LP”), Carbontronics Synfuels Investors, L.P., which is now the owner of the plants. The Company was paid in full for these plants in 1998. In addition to payment for the plants, per agreement, the Company received a member interest of 45% in CLLC. Future revenue to CLLC is based upon the production of these plants continuing to qualify for tax credits under Section 29 of the Internal Revenue Code, and the ability to economically produce and successfully market synthetic fuel produced by the plants. If the LP is successful in producing fuel which qualifies for tax credits, sells the synthetic fuel, sells the tax credits to investors, and has sufficient cash flow to cover all operating expenses, then the LP remits cash to CLLC as additional purchase price for the sale of the plants. CLLC generally distributes any cash receipts to its investors.

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

On August 8, 2003, the Company was notified by its investee General Partner that the income tax returns for its synthetic fuel producing partnership were being audited. As previously reported the Limited Partners may declare a “Tax Event” and suspend further distributions indefinitely. The Company was informed that the Limited Partners had declared a “Tax Event” and therefore future distributions had ceased.

On December 12, 2003, the Company was notified by the General Partner that the IRS had issued rulings dated December 10, 2003 to the producing partnership concluding that, if the partnership adheres to the specified production methods and chemistry, the partnership would be entitled to the section 29 credit for the production of qualified fuel that is sold to unrelated persons.

Although the IRS advised us that it is satisfied with the chemical testing procedures, it nevertheless proceeded with a general IRS audit. Therefore the previously imposed Tax Event continued and the Limited Partners were not allowing revenue to be distributed to the Company until satisfactory conclusion of the audit.

On January 5, 2005, the Company was informed that the IRS had concluded its examination of the investees with no material adverse findings. As a result, distributions suspended since August 2003 resumed. The Company recognized income of $14.5 million in 2006, for the distribution received less an accrual of $1 million for certain expenses associated with efforts by the Company as plaintiff in a matter against its synthetic fuels partners. The Company received $44.2 million during the fiscal year 2005. The Company received no distributions in fiscal 2004. These distributions are subject to state and Federal income taxes.

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

On May 15, 2006, the Company received notification from the administrative partner of these investments that the limited partners gave notice that the plants should be “idled” until further notice. They indicated the operations will be curtailed until the earlier of: 1) a legislative change adjusting the determination of the phase-out price, or 2) a downward movement in oil prices signaling some improved expectation that the credit phase-out will still provide sufficient capital to support the continuation of operations. On October 6, 2006, the Company received notification that the synthetic fuel plants had resumed operation and on October 18, 2006, the Company received a cash distribution of $3.1 million.

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

Sales Backlog

The Company’s manufacturing processes allow for a relatively short turnaround from the order date to shipment date of usually less than ninety (90) days. Therefore, the size of the Company’s backlog should not be viewed as an indicator of the Company’s annualized revenues or future financial results. The Company’s backlog was approximately $28 million and $24 million as of December 1, 2006 and December 1, 2005, respectively.

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

Employees

As of September 30, 2006, the Company employed a total of 346 employees; there were 332 employees in the domestic U.S. operations and 14 employees in the U.K. operations. The Company has collective bargaining agreements covering production and maintenance employees at its Marquette, Iowa facilities. The remaining domestic employees are not represented by a labor union or collective bargaining agreement. The Company believes that its relationship with its employees is good.

ITEM 1A.	RISK FACTORS

The following risk factors and other information included in this Annual Report on Form 10-K should be carefully considered. The risks and uncertainties described below are not the only ones we face. Additional risks and uncertainties not presently known to us or that we presently deem less significant may also impair our business operations. If any of the following risks actually occur, our business operating results and financial condition could be materially adversely affected.

Our business is affected by the cyclical nature of the markets served by us. The demand for our products and service is dependent on general economic conditions and more specifically, the commercial construction industry. Adverse economic conditions may cause customers to forego or delay new purchases and rely more on repairing existing equipment thus negatively impacting our sales and profits. Rising gas and oil prices, increasing steel prices, and shortage of qualified workers can have adverse effects on us.

Our business is affected by the level of government funding for highway construction. In 2005, the Federal Government passed the SAFETEA-LU bill. This bill appropriated a multi-year guaranteed funding for federal highway, transit and safety programs. Many of our customers depend on funding by Federal and state agencies. Future legislation may increase or decrease government spending.

Income from our investment in synthetic fuel partnerships is affected by the level of oil prices. The tax credits provided for the synthetic fuel industry under Section 29 of the Internal Revenue Code could phase-out or terminate if oil prices exceed certain levels. Other contingencies affecting the income from these investments include the ability to economically produce and successfully synthetic fuel produced by these partnerships.

We face risks associated with our international business. We operate manufacturing and sales offices principally located in the United States and the United Kingdom. As a result, we are subject to business risks inherent in non-U.S. activities, including difficulty in staffing and managing foreign subsidiary operations, difficulty in managing distributors and dealers, adverse tax consequences, political and economic uncertainty and difficulty in accounts receivable collection. We are subject to the risks associated with the imposition of protective legislation and regulations, including those relating to import or export or otherwise resulting from trade or foreign policy. We cannot predict whether quotas, duties, taxes or other charges or restrictions will be implemented by the U.S. or any other country upon the import or export of our products. There can be no assurance that any of these factors, or the adoption of restrictive policies, will not have a material adverse effect on our business, financial condition and results of operations. In addition, we face market risk related to changes in interest rates and foreign currency exchange rates. Our principal currency exposure against the U.S. dollar is the British pound. Our foreign currency exposures generally are not hedged and there can be no assurance that our future results of operations and investments will not be adversely affected by currency fluctuations. Periodically, we use derivative financial instruments consisting primarily of interest rate hedge agreements to manage exposures to interest rate changes. If we have not adequately managed our exposure to fluctuating interest rates, our earnings and cash flow could be adversely affected.

We may encounter difficulties with future acquisitions. As part of our growth strategy, we intend to evaluate the acquisitions of other companies, assets or product lines that would complement or expand our existing businesses or broaden our customer relationships. Although we conduct due diligence reviews of potential acquisition candidates, we may not be able to identify all material liabilities or risks related to potential acquisition candidates. There can be no assurance that we will be able to locate and acquire any business, retain key personnel and customers of an acquired business or integrate any acquired business successfully. Additionally, there can be no assurance that financing for any acquisition, if necessary, will be available on acceptable terms, if at all, or that we will be able to accomplish our strategic objectives in connection with any acquisition. Although we periodically consider possible acquisitions, no specific acquisitions are probable as of the date of this Report on Form 10-K.

We could be harmed if we violate financial covenants contained in our credit facility. Our Revolving Credit and Security Agreement with PNC Bank, N.A., dated August 1, 2003, and amended July 31, 2006, imposes certain financial and operating covenants upon us, including, among others, restrictions on our ability to incur debt, or take certain other corporate actions. In addition, the credit facility requires that we maintain certain financial ratios and provides for limitations on capital expenditures. The foregoing covenants may restrict our ability to obtain additional funds, dispose of assets, or otherwise pursue our business strategies, and may impair our ability to obtain additional financing to fund future working capital requirements, capital expenditures, acquisitions and other general corporate purposes. Changes in economic or business conditions, results of operations or other factors could in the future cause a violation of one or more covenants in the credit facility.

Demand for our products is cyclical in nature. Orders for our products slow down during the summer and fall months since our customers generally do not purchase new equipment for shipment in their peak season for highway construction and repair work. In addition, demand for our products depends in part upon the level of capital and maintenance expenditures by the highway construction industry. The highway construction industry historically has been cyclical in nature and vulnerable to general downturns in the economy. Decreases in industry spending could have a material adverse effect upon demand for our products and negatively impact our business, financial condition and results of operations.

Our Marketable Securities are comprised of stocks and bonds invested through a professional investment advisor and are subject to various risks such as interest rates, markets, and credit. Due to the level of risk associated with certain investment securities and the level of uncertainty related to changes in the value of securities, changes in these risk factors could have a material adverse impact on our results of operations.

There are and will continue to be quarterly fluctuations of our operating results. Our operating results historically have fluctuated from quarter to quarter as a result of a number of factors, including the value, timing and shipment of individual orders and the mix of products sold. Revenues from certain large contracts are recognized using the percentage of completion method of accounting. We recognize product revenues upon shipment for the rest of our products. Our asphalt production equipment operations are subject to seasonal fluctuation, which may lower sales and result in possible losses in the first and fourth fiscal quarters of each year. Traditionally, asphalt producers do not purchase new equipment for shipment during the summer and fall months to avoid disruption of their activities during peak periods of highway construction.

If we are unable to attract and retain key personnel, our business could be adversely affected. The success of our business will continue to depend substantially upon the efforts, abilities and services of our management team and certain other key employees. The loss of one or more key employees could adversely affect our operations.

Our ability to attract and retain qualified personnel, either through direct hiring, or acquisition of other businesses employing such professionals, will also be an important factor in determining our future success.

We may be required to defend our intellectual property against infringement or against infringement claims of others. We hold numerous patents covering technology and applications related to various products, equipment and systems, and numerous trademarks and trade names registered with the U.S. Patent and Trademark Office and in various foreign countries. There can be no assurance as to the breadth or degree of protection that existing or future patents or trademarks may afford us, or that any pending patent or trademark applications will result in issued patents or trademarks, or that our patents, registered trademarks or patent applications, if any, will be upheld if challenged, or that competitors will not develop similar or superior methods or products outside the protection of any patents issued, licensed or sublicensed to us. Although we believe that none of our patents, technologies, products or trademarks infringe upon the patents, technologies, products or trademarks of others, it is possible that our existing patent, trademark or other rights may not be valid or that infringement of existing or future patents, trademarks or proprietary rights may occur. In the event that our products are deemed to infringe upon the patent or proprietary rights of others, we could be required to modify the design of our products, change the name of our products or obtain a license for the use of certain technologies incorporated into our products. There can be no assurance that we would be able to do any of the foregoing in a timely manner, upon acceptable terms and conditions, or at all, and the failure to do so could have a material adverse effect on us. In addition, there can be no assurance that we will have the financial or other resources necessary to enforce or defend a patent, registered trademark or other proprietary right, and, if our products are deemed to infringe upon the patents, trademarks or other proprietary rights of others, we could become liable for damages, which could also have a material adverse effect on us.

We may be subject to substantial liability for the products we produce. We are engaged in a business that could expose us to possible liability claims for personal injury or property damage due to alleged design or manufacturing defects in our products. We believe that we meet existing professional specification standards recognized or required in the industries in which we operate, and we have had no material product liability claims brought against us as of the date hereof. Although we currently maintain product liability coverage which we believe is adequate for the continued operation of our business, such insurance may prove inadequate or become difficult to obtain or unobtainable in the future on terms acceptable to us.

We are subject to extensive environmental laws and regulations, and our costs related to compliance with, or our failure to comply with, existing or future laws and regulations could adversely affect our business and results of operations. Our operations are subject to federal, state, local and foreign laws and regulations relating to the protection of the environment. Sanctions for noncompliance may include revocation of permits, corrective action orders, administrative or civil penalties and criminal prosecution. Our business involves environmental management and issues typically associated with historical manufacturing operations. To date, our cost of complying with environmental laws and regulations has not been material, but the fact that such laws or regulations are changed frequently makes predicting the cost or impact of such laws and regulations on our future operations uncertain.

The loss of one or more of our raw materials supplies could cause production delays, a reduction of revenues or an increase in costs. The principal raw materials we use are steel and related products. We have no long-term supply agreements with any of our major suppliers. However, we have generally been able to obtain sufficient supplies of raw materials for our operations, and changes in prices of such materials historically have not had a significant affect on our operations. Although we believe that such raw materials are readily available from alternate sources, an interruption in our supply of steel and related products or a substantial increase in the price of any of these raw materials could have a material adverse effect on our business, financial condition and results of operations.

We are subject to significant government regulations. We are subject to a variety of governmental regulations relating to the manufacturing of our products. Any failure by us to comply with present or future regulations could subject us to future liabilities, or the suspension of production that could have a material adverse effect on our results of operations. Such regulations could also restrict our ability to expand our facilities, or could require us to acquire costly equipment or to incur other expenses to comply with such regulations. Although we believe we have the design and manufacturing capability to meet all industry or governmental agency standards that may apply to our product lines, including all domestic and foreign environmental, structural, electrical and safety codes, there can be no assurance that governmental laws and regulations will not become more stringent over time, imposing greater compliance costs and increasing risks and penalties associated with a violation. The cost to us of such compliance to date has not materially affected our business, financial condition or results of operations. There can be no assurance, however, that violations will not occur in the future as a result of human error, equipment failure or other causes. Our customers are also subject to extensive regulations, including those related to the workplace. We cannot predict the nature, scope or effect of governmental legislation, or regulatory requirements that could be imposed or how existing or future laws or regulations will be administered, or interpreted. Compliance with more stringent laws or regulations, as well as more vigorous enforcement policies of regulatory agencies, could require substantial expenditures by us and could adversely affect our business, financial condition and results of operations.

Our management has effective voting control. Our officers and directors beneficially own an aggregate of approximately 88.2% of the outstanding shares of our $.10 par value Class B stock. The Class B stock is entitled to elect 75% (calculated to the nearest whole number, rounding five-tenths to next highest whole number) of the members of our board of directors. Further, approval of a majority of the Class B stock is generally required to effect a sale of us and certain other corporate transactions. As a result, these stockholders can elect more than a majority of the board of directors and exercise significant influence over most matters requiring approval by our stockholders. This concentration of control may also have the effect of delaying or preventing a change in control.

The issuance of preferred stock may impede a change of control or may be dilutive to existing stockholders. Our Certificate of Incorporation, as amended, authorizes our Board of Director, without stockholder vote, to issue up to 300,000 shares of preferred stock in one or more series and to determine for any series the dividend, liquidation, conversion, voting or other preferences, rights and terms that are senior, and not available, to the holders of our common stock. Thus, issuances of series of preferred stock could adversely affect the relative voting power, distributions and other rights of the common stock. The issuance of preferred stock could deter or impede a merger, tender offer or other transaction that some, or a majority, of our common stockholders might believe to be in their best interest or in which our common stockholders might receive a premium for their shares over the then current market price of such shares.

We may be required to indemnify our directors and executive officers. We have authority under Section 145 of the Delaware General Corporation Law to indemnify our directors and officers to the extent provided in that statute. Our Certificate of Incorporation, as amended, provides that a director shall not be personally liable to us for breach of fiduciary duty as a director, except to the extent such exemption from liability or limitation thereof is not permitted under the Delaware General Corporation Law. Our Bylaws provide in part that we indemnify each of our directors and officers against liabilities imposed upon them (including reasonable amounts paid in settlement) and expenses incurred by them in connection with any claim made against them or any action, suit or proceeding to which they may be a party by reason of their being or having been a director or officer. We maintain officer’s and director’s liability insurance coverage. There can be no assurance that such insurance will be available in the future, or that if available, it will be available on terms that are acceptable to us. Furthermore, there can be no assurance that the insurance coverage provided will be sufficient to cover the amount of any judgment awarded against an officer or director (either individually or in the aggregate). Consequently, if such judgment exceeds the coverage under the policy, we may be forced to pay such difference.

We enter into indemnification agreements with each of our executive officers and directors containing provisions that may require us, among other things, to indemnify them against certain liabilities that may arise by reason of their status or service as officers or directors (other than liabilities arising from willful misconduct of a culpable nature) and to advance their expenses incurred as a result of any proceeding against them as to which they could be indemnified. Management believes that such indemnification provisions and agreements are necessary to attract and retain qualified persons as directors and executive officers.

We do not expect to pay dividends for the foreseeable future. For the foreseeable future, we intend to retain any earnings to finance our business requirements, and we do not anticipate paying any cash dividends on our common stock or Class B stock. Any future determination to pay dividends will be at the discretion of our Board of Directors and will be dependent upon then existing conditions, including our financial condition and results of operations, capital requirements, contractual restrictions, business prospects, and other factors that the Board of Directors considers relevant.

ITEM 2. PROPERTIES

The following table lists the properties owned or leased by the Company as of September 30, 2006:

Location	Owned Acreage	Building Square Footage	Principal Function
Billingshurst, West Sussex England	1.2	5,000	Offices
Leicester, England	6.0	97,000	Offices and manufacturing
Marquette, Iowa (1)	72.0	137,000	Offices and manufacturing
Orlando, Florida (1)	27.0	171,000	Corporate offices and manufacturing
Denver, Colorado		6,500	Offices and warehouse short-term lease

(1)	These properties are owned and pledged as security under the Company’s credit agreement.

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

On October 10, 2006, at an Annual Meeting of Shareholders, the following was approved:

(1)	The election of a director to be voted upon by the holders of Common Stock and the election of the directors to be voted upon by the holders of Class B Stock: and

(2)	The ratification of the selection of Moore Stephens Lovelace, P.A., independent certified public accountants, as auditors for the Company for the year ending September 30, 2006.

The total number of shares entitled to vote at this meeting was 8,302,130 shares of Common Stock and 1,642,998 shares of Class B Stock, and the tabulation of proxies was as follows:

Election of Director by holders of Common Stock:

Name	For	Against or Withheld	Abstentions	Broker Non-votes
Russell R. Lee, III	6,744,351	172,723

Election of Directors by holders of Class B Stock:

Name	For	Against or Withheld	Abstentions	Broker Non-votes
David A. Air	1,607,358	-0-
E.J. Elliott	1,607,358	-0-
John E. Elliott	1,607,358	-0-
Randolph H. Fields	1,607,358	-0-

Ratification of appointment of Moore Stephens Lovelace, P.A. as auditors for the year ending September 30, 2007:

	For	Against or Withheld	Abstentions	Broker Non-votes
	8,434,954	85,678	3,800

No other business was brought before the Annual Meeting.

PART II

ITEM 5. MARKET FOR THE REGISTRANT’S COMMON EQUITY AND RELATED SHAREHOLDER MATTERS

The Company’s stock is traded over the counter on the Pink Sheets and the OTC Electronic Bulletin Board under the symbol “GNCI.OB”. Following are the high and low per share bid prices for our common stock for the periods indicated:

	HIGH	LOW
2006
First Quarter	8.25	6.20
Second Quarter	10.00	7.30
Third Quarter	9.95	9.05
Fourth Quarter	9.50	9.10

2005
First Quarter	10.39	7.40
Second Quarter	10.00	6.90
Third Quarter	10.00	6.90
Fourth Quarter	9.15	8.10

As of September 2, 2006, there were 363 holders of Common Stock of record and six holders of Class B Stock of record.

Dividend Policy

The Company has not paid any dividends during the last two fiscal years and there is no intention to pay cash dividends in the foreseeable future.

EQUITY COMPENSATION PLAN

In the following table is information about our common stock that may be issued upon exercise of options, warrants and rights under all of our existing equity compensation plans and arrangements as of September 30, 2006, including the 1997 Stock Option Plan.

Plan Category	Number of Securities to be issued upon exercise of outstanding options, warrants and rights	Weighted- average exercise price of outstanding options, warrants and rights	Number of Securities remaining available for future issuance under equity compensation plans (excluding securities reflected in second column)
Equity compensation plans approved by security holders	30,000	9.32	1,450,000
Equity compensation plans not approved by security holders	0	0	0

Total	30,000	9.32	1,450,000

ITEM 6. SELECTED FINANCIAL DATA

	Years Ended September 30
	2006	2005	2004	2003	2002
	(in thousands, except per share data)
Net revenue from continuing operations	$67,107	$48,140	$54,070	$55,898	$67,485
Operating income (loss) from continuing operations	$1,359	$(1,258)	$4,171	$(1,173)	$2,059
Income from continuing operations	$11,587	$31,307	$2,604	$7,260	$1,829
Discontinued operations: (1)
Operating income	$—	$—	$—	$—	$241

Net Income	$11,587	$31,307	$2,604	$7,260	$2,070

Per share data:
Basic:
Income from continuing Operations	$1.17	$3.50	$0.30	$0.84	$0.21
Discontinued operations: (1)
Operating income	$—	$—	$—	$—	$0.03

Net Income	$1.17	$3.50	$0.30	$0.84	$0.24

Diluted:
Income from continuing operations	$1.17	$3.29	$0.27	$0.82	$0.20
Discontinued operations: (1)
Operating income	$—	$—	$—	$—	$0.03
Extraordinary item-debt extinguishment

Net Income	$1.17	$3.29	$0.27	$0.82	$0.23

Cash dividends declared per common share	$—	$—	$—	$—	$—

Selected balance sheet data:
	September 30,
	2006	2005	2004	2003	2002
Current assets	$67,634	$63,745	$22,195	$19,331	$41,767
Current liabilities	$11,888	$10,361	$18,437	$16,518	29,243
Total assets	$80,974	$78,010	$42,812	$40,634	62,184
Long-term debt, less current maturities	$—	$—	$5,701	$5,321	24,337
Shareholders’ equity	$63,043	$51,435	$15,294	$12,609	$5,295

(1)	The operating results of the food processing equipment manufacturing businesses (CPM) are reflected as discontinued operations.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

“Forward-Looking” Information

This Form 10-K contains certain “forward-looking statements” within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), which represent our expectations and beliefs, including, but not limited to, statements concerning gross margins, sales of our products and future financing plans, income from investees and litigation. These statements by their nature involve substantial risks and uncertainties, certain of which are beyond our control. Actual results may differ materially depending on a variety of important factors, including the financial condition of our customers, changes in the economic and competitive environments, whether or not the Company receives income from its investees, the performance of our investment portfolio and the demand for our products.

For information concerning these factors and related matters, see “Risk Factors” in Part I, Item 1A in this Report. However, other factors besides those referenced could adversely affect our results, and you should not consider any such list of factors to be a complete set of all potential risks or uncertainties. Any forward-looking statements made by us herein speak as of the date of this Report. We do not undertake to update any forward-looking statement, except as required by law.

Results of Operations

Year ended September 30, 2006 compared with the year ended September 30, 2005

Net sales for the years ended September 30, 2006 and 2005 were $67.1 million and $48.1million, respectively. Domestic sales during this period for 2006 and 2005 were $63.1 million and $46.9 million, respectively. Domestic sales were higher than the prior year due the improved economy and the passage of the federal highway bill last summer. Foreign sales increased by $2.7 million due to one large order. Backlog was only $5 million at September 30, 2006, however, it has increased to over $28 million as of December 1, 2006. This compares to a backlog of $24 million as of December 1, 2005.

Gross margin for fiscal 2006 was $5.8 million higher than fiscal 2005 and as a percent of net sales was 25.0% in 2006 and 22.7% of sales for 2005. The increased volume in our manufacturing plants improved overhead absorption and improved margins. Domestic margins were negatively affected by $.7 million in 2006 and $.5 million in 2005 due to an increase in the LIFO reserve.

Product engineering and development costs remained at comparable levels with 2005. Selling and administrative expenses increased $1.6 million during 2006 due to higher legal costs and $.5 million due to higher commissions and payroll costs resulting from the higher sales volume.

Operating income was $1.4 million in 2006 compared to a loss of ($1.3 million) in 2005. Operating income increased as a result of increased domestic and foreign business, higher gross margins in 2006, partially offset by the higher selling and administrative expenses.

The increase in value of marketable securities is a result of the net cash invested in marketable securities since the second quarter of fiscal 2005.

The Company recognized income from investees of $14,457 in 2006, for the distribution received less an accrual of $1,000 for certain expenses associated with our efforts as plaintiff in a matter against its synthetic fuels partners. We received $44,238, during the fiscal year 2005. We received no distributions in fiscal 2004. The operations of Carbontronics LLC consist of the receipt of contingent payments from the sales of the plants and the distribution thereof to its members. Carbontronics LLC has no other significant operations or assets. The operations of Carbontronics II, LLC consist of the receipt of royalty payments from the plants and the distribution thereof to its members. Carbontronics II, LLC has no other significant operations or assets. Any income arising from these investments is dependent upon tax credits (adjusted for operating losses at the fuel plants) being generated as a result of synthetic fuel production, which will be recorded as received.

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

Income taxes were 37% of pre-tax income for 2006 and 31% for 2005. The tax provision in 2005 includes a reduction of $2.5 million (5.5%) in the tax contingency reserve as a result of resolution of prior year tax filings and expiration of the statute of limitations.

Year ended September 30, 2005 compared with the year ended September 30, 2004

Net sales for the years ended September 30, 2005 and 2004 were $48.1 million and $54.1million, respectively. Domestic sales during this period for 2005 and 2004 were $46.9 million and $52.7 million, respectively. Domestic sales were lower than the prior year due to the timing of finalizing certain orders and delays in customers receiving permits. Backlog was only $5 million at September 30, 2005, however has increased to over $24 million as of December 1, 2005. This compares to a backlog of only $13 million as of December 1, 2004.

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

Liquidity and Capital Resources

We entered into a Revolving Credit and Security Agreement with PNC Bank, N.A. The Agreement established a three year revolving $20 million credit facility and was renewed through July 31, 2009. The facility provides for advances based on accounts receivable, inventory and real estate. The facility includes a $2 million limit on letters of credit. At September 30, 2006, we had $.5 million of letters of credit outstanding. The interest rate at September 30, 2006, is at LIBOR plus 2.00% and subject to change based upon the Fixed Charge Coverage Ratio. We are required to maintain a Fixed Charge Coverage Ratio of 1.1:1. There are no required repayments as long as there are no defaults and there is adequate eligible collateral. Substantially all of our assets are pledged as security under the Agreement. We had no long term debt outstanding at September 30, 2006 or 2005.

As of September 30, 2006, we had $1.1 million in cash and cash equivalents, and $35.9 million in marketable securities. The marketable securities are invested in stocks and bonds through a professional investment advisor. The securities may be liquidated at any time into cash and cash equivalents.

Critical Accounting Policies, Estimates and Assumptions

We believe the following discussion addresses our most critical accounting policies, which are those that are most important to the portrayal of our financial condition and results of operations and require management’s most difficult, subjective, or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain. Accounting policies, in addition to the critical accounting policies referenced below, are presented in Note 1 to our consolidated financial statements, “Accounting Policies.”

Estimates and Assumptions

In preparing the consolidated financial statements, we use certain estimates and assumptions that may affect reported amounts and disclosures. Estimates and assumptions are used, among other places, when accounting for certain revenue (e.g. contract accounting), expense, and asset and liability valuations. We believe that the estimates and assumptions made in preparing the consolidated financial statements are reasonable, but are inherently uncertain and unpredictable. Assumptions may be incomplete or inaccurate and unanticipated events may occur. We are subject to risks and uncertainties that may cause actual results to differ from estimated results.

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

Investment in Unconsolidated Investees

As of September 30, 2006, 2005, and 2004, we own a 45% interest in Carbontronics LLC and a 25% interest in Carbontronics Fuels LLC and Carbontronics II LLC. These interests were obtained as part of contracts to build four synthetic fuel production plants during 1998. We have no basis in these equity investments or requirement to provide future funding. Any income arising from these investments is dependent upon tax credits (adjusted for operating losses at the fuel plants) being generated as a result of synthetic fuel production, which will be recorded as received.

Inflation

The overall effects of inflation on our business during the periods discussed have not been significant. We monitor the prices we charge for our products and services on an ongoing basis and believe that we will be able to adjust those prices to take into account future changes in the rate of inflation.

Contractual Obligations

The following table summarizes our outstanding borrowings and long-term contractual obligations at September 30, 2006:

	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Long-term debt	$—	$—	$—	$—	$—
Operating leases	110	49	46	15	—

Total	$110	$49	$46	$15	$—

The long-term debt facility matures in 2009. We also have $500 of letters of credit outstanding. The letters of credit are for one year and have been renewed annually.

Off-Balance Sheet Arrangements

None

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

At September 30, 2006, the Company had no debt outstanding. Under the Revolving Credit and Security Agreement, substantially all of the Company’s borrowings will bear interest at variable rates based upon the prime rate.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors

Gencor Industries, Inc.

Orlando, Florida

We have audited the accompanying consolidated balance sheets of Gencor Industries, Inc. and subsidiaries as of September 30, 2006 and 2005, and the related consolidated statements of income, shareholders’ equity and cash flows for the years ended September 30, 2006, 2005 and 2004. Our audits also included the financial statement schedule listed in the accompanying index. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Gencor Industries, Inc. and subsidiaries as of September 30, 2006 and 2005, and the results of their operations and their cash flows for the years ended September 30, 2006, 2005 and 2004, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the financial statement schedule referred to above, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

MOORE STEPHENS LOVELACE, P.A.

Certified Public Accountants

Orlando, Florida

December 8, 2006

Part I. Financial Information

GENCOR INDUSTRIES, INC.

Consolidated Balance Sheets

(In thousands, except per share data)

	September 30 2006	September 30 2005
ASSETS
Current assets:
Cash and cash equivalents	$1,110	$4,206
Marketable securities at market value (Cost $32,000 at September 30,2006, and $31,000 at September 30, 2005)	35,949	32,787
Account receivable, less allowance for doubtful accounts of $1,440 ($1,159 at September 30, 2005)	5,372	3,760
Other receivables	366	189
Inventories, net	22,960	19,236
Deferred income taxes	587	1,921
Prepaid expenses	1,290	1,646

Total current assets	67,634	63,745
Property and equipment, net	12,949	13,754
Other assets	391	511

Total assets	$80,974	$78,010

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Account payable	$5,622	$4,491
Customer deposits	837	2,102
Income and other taxes payable	600	143
Accrued expenses	4,829	3,625

Total current liabilities	11,888	10,361
Long-term debt	—	—
Deferred income taxes	6,043	16,214

Total liabilities	17,931	26,575
Commitments and contingencies
Shareholder’s equity:
Preferred stock, par value $.10 per share; authorized 300,000 shares; none issued	—	—
Common stock, par value $.10 per share; 15,000,000 shares authorized; 8,302,130 shares and 8,339,857 shares issued at September 30, 2006 and 2005, respectively	830	834
Class B stock, par value $.10 per share; 6,000,000 shares authorized; 1,642,998 shares and 1,734,998 shares issued at September 30, 2006 and 2005, respectively	164	174
Unearned compensation	(270)	—
Capital in excess of par value	10,273	11,659
Retained earnings	53,641	42,054
Accumulated other comprehensive income (loss)	(1,595)	(1,582)
Common stock in treasury, 179,400 shares at cost	—	(1,704)

Total shareholders’ equity	63,043	51,435

	$80,974	$78,010

See accompanying notes to consolidated financial statements.

GENCOR INDUSTRIES, INC.

Consolidated Statements of Income

(in thousands, except per share data)

	For the Years Ended September 30,
	2006	2005	2004
Net revenue	$67,107	$48,140	$54,070

Costs and expenses:
Production costs	50,348	37,218	38,191
Product engineering and development	2,075	1,911	1,923
Selling, general and administrative	13,325	10,269	9,785

	65,748	49,398	49,899

Operating income (loss)	1,359	(1,258)	4,171
Other income (expense):
Interest income	160	92	16
Interest expense	(85)	(161)	(181)
Income from investees	14,457	44,238	—
Increase in value of marketable securities	2,162	1,787	—
Miscellaneous	327	386	125

	17,021	46,342	(40)

Income before income taxes	18,380	45,084	4,131

Income taxes	6,793	13,777	1,527

Net income	$11,587	$31,307	$2,604

Basic earnings per common share:
Net income	$1.17	$3.50	$0.30

Diluted earnings per common share:
Net income	$1.17	$3.29	$0.27

See accompanying notes to consolidated financial statements

GENCOR INDUSTRIES, INC.

Consolidated Statements of Shareholders’ Equity

(In thousands)

For the Years Ended September 30, 2006, 2005 and 2004

	Common Stock		Class B Stock		Unearned Compensations	Capital in Excess of Par Value	Retained Earnings (Accumulated Deficit)	Comprehensive Income (Loss)	Accumulated Other Comprehensive Income (Loss)	Subscription Receivable From Officer	Treasury Stock		Total Shareholders’ Equity
	Shares	Amount	Shares	Amount							Shares	Cost
September 30, 2003	6,972	$697	1,890	$189	$—	$11,343	$8,143		$(5,964)	$(95)	179	$(1,704)	$12,609
Net income	—	—	—	—	—	—	2,604	$2,604	—	—	—	—	2,604
Stock options exercised	110	11	—	—	—	124	—	$—	—	—	—	—	135
Conversion of Class B Stock	12	1	(12)	(1)	—
Translation adj.	—	—	—	—	—	—	—	(54)	(54)	—	—	—	(54)

Comprehensive income								$2,550

September 30, 2004	7,094	$709	1,878	$188	$—	$11,467	$10,747		$(6,018)	$(95)	179	$(1,704)	$15,294

Net income	—	—	—	—	—	—	31,307	$31,307	—	—	—	—	31,307
Stock options exercised	1,103	111	—	—	—	192	—	$—	—	—	—	—	303
Collection of subscription receivable										95	—	—	95
Disposal of foreign assets									4,347				4,347
Conversion of Class B Stock	143	14	(143)	(14)	—	—
Translation adj.	—	—	—	—	—	—	—	89	89	—	—	—	89

Comprehensive income								$31,396

September 30, 2005	8,340	$834	1,735	$174	$—	$11,659	$42,054		$(1,582)	$—	179	$(1,704)	$51,435

Net income	—	—	—	—	—	—	11,587	$11,587	—	—	—	—	11,587
Stock options granted					(270)	270
Stock options exercised	49	5	—	—	—	29	—	$—	—	—	—	—	34
Retirement of treasury stock	(87)	(9)	(92)	(10)	—	(1,685)	—		—	—	(179)	1,704	—
Translation adj.	—	—	—	—	—	—	—	(13)	(13)	—	—	—	(13)

Comprehensive income								$11,574

September 30, 2006	8,302	$830	1,643	$164	$(270)	$10,273	$53,641		$(1,595)	$—	$—	$—	$63,043

See accompanying notes to consolidated financial statements.

GENCOR INDUSTRIES, INC.

Consolidated Statements of Cash Flows

In Thousands

	For the Years Ended September 30,
	2006	2005	2004
Cash flows from operations:	$11,587	$31,307	$2,604
Net income
Adjustments to reconcile net income to cash provided (used) by operations:
Increase in Marketable securities	(1,000)	(31,000)	—
Increase in market value of marketable securities	(2,162)	(1,787)
Deferred income taxes	(8,837)	14,824	(2,342)
Depreciation and amortization	1,358	847	828
Income from investees	(14,547)	(44,238)	—
Provision for allowance for doubtful accounts	470	328	301
Change in assets and liabilities:
Accounts receivable	(2,259)	(1,757)	523
Other receivables	—	95	—
Inventories	(3,724)	(2,292)	(4,384)
Prepaid expenses	356	(68)	49
Accounts payable	1,131	1,014	29
Customer deposits	(1,265)	1,003	(7)
Income and other taxes payable	457	(1,340)	733
Accrued expenses	1,184	(1,007)	1,164

Total adjustments	(28,838)	(65,378)	(3,106)

Cash provided by (used for) operations	(17,251)	(34,071)	(502)

Cash flows from (used for) investing activities:
Distributions from unconsolidated investees	14,547	44,238	—
Capital expenditures	(413)	(1,202)	(366)
Proceeds from assets held for sale	—	—	223

Cash from (used for) investing activities	14,134	43,036	(143)

Cash flows used for financing activities:
Stock options exercised	34	303	135
Net repayment of debt	—	(5,701)	—
Net borrowings	—	—	380

Cash provided (used) for financing activities	34	(5,398)	515
Effect of exchange rate changes on cash	(13)	89	(54)

Net increase (decrease) in cash	(3,096)	3,656	(184)
Cash and cash equivalents at:
Beginning of period	4,206	550	734

End of period	$1,110	$4,206	$550

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

The following presents the calculation of the basic and diluted income per share from continuing operations for the years ended September 30, 2006, 2005 and 2004:

	2006			2005			2004
	Income	Shares	Per Share Amount	Income	Shares	Per Share Amount	Income	Shares	Per Share Amount
Basic EPS	$11,587	9,918,803	$1.17	$31,307	8,953,537	$3.50	$2,604	8,696,176	$.30

Diluted EPS	$11,587	9,936,329	$1.17	$31,307	9,515,128	$3.29	$2,604	9,517,055	$.27

Cash Equivalents

Cash equivalents, which consist of short-term certificates of deposit and deposits in money market accounts with original maturities of three months or less, are carried at cost, which approximates their market value.

Marketable Securities

Marketable securities are categorized as trading securities and stated at market value. Market value is determined using the quoted closing or latest bid prices. Realized gains and losses on investment transactions are determined by specific identification and are recognized as incurred in the statement of income. Net unrealized gains and losses are reported in the statement of income and represent the change in the market value of investment holdings during the period. At September 30, 2006, Marketable securities consisted of $6,531 in municipal bonds and $29,418 in equity stocks. At September 30, 2005 Marketable securities consist of $5,180 in municipal bonds and $27,607 in equity stocks.

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

Investment in Unconsolidated Investees

The Company owns a 45% interest in Carbontronics LLC and a 25% interest in Carbontronics Fuels LLC and Carbontronics II, LLC. These interests were earned as part of value of risk on contracts to build four synthetic fuel production plants during 1998. The Company has no basis in these equity investments or requirement to provide future funding. The operations of Carbontronics LLC consist of the receipt of contingent payments from the sales of the plants and the distribution thereof to its members. Carbontronics LLC has no other significant operations or assets. The operations of Carbontronics II, LLC consist of the receipt of royalty payments from the plants and the distribution thereof to its members. Carbontronics II, LLC has no other significant operations or assets. Any income arising from these investments is dependent upon tax credits (adjusted for operating losses at the fuel plants) being generated as a result of synthetic fuel production, which will be recorded as received. The Company recognized income of $14,547 in 2006, for the distribution received less an accrual of $1,000 for certain expenses associated with efforts by the Company as plaintiff in a matter against its synthetic fuels partners. The Company received $44,238, during the fiscal year 2005. The Company received no distributions in fiscal 2004. These distributions are subject to state and Federal income taxes.

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

On May 15, 2006, the Company received notification from the administrative partner of these investments that the limited partners gave notice that the plants should be “idled” until further notice. They indicated the operations will be curtailed until the earlier of: 1) a legislative change adjusting the determination of the phase-out price, or 2) a downward movement in oil prices signaling some improved expectation that the credit phase-out will still provide sufficient capital to support the continuation of operations. On October 6, 2006, the Company received notification that the synthetic fuel plants had resumed operation and on October 18, 2006, the Company received a cash distribution of $3.1 million.

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

Prior to fiscal 2006, the Company measured compensation expense for employee and director stock options as the aggregate difference between the market price of the common stock and exercise prices of the options on the date that both the number of shares the grantee is entitled to receive and the purchase price were known. No expense was recorded as the option prices on grant date were at least equal to market price of the common stock.

Effective October 1, 2005, the Company adopted the provisions of Financial Accounting Standards Board Statement No. 123R “Share-Based Payment” (SFAS No. 123R). The Company now records grant-date fair value of stock-based compensation in the statement of operations. The Company adopted SFAS 123R using the modified prospective method. Accordingly, the Company has not restated any previous operating results.

On September 28, 2006, the Company granted 30,000 options at market price to certain officers and directors of the Company. The fair value is estimated on grant date using the Black-Scholes options pricing model. Volatility was based on historical activity and the term was estimated based on the life of the option and the vesting period. As a result, $270 of unearned compensation was recorded at September 30, 2006 and will be charged to operating expense over the vesting period of two years.

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

NOTE 1 – NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Reporting Segments

Information concerning principal geographic areas is as follows:

	2006		2005		2004
	Revenues	Long-Term Assets	Revenues	Long-Term Assets	Revenues	Long-Term Assets
United States	$63,150	$7,701	$46,867	$7,294	$52,566	$7,232
United Kingdom	3,957	5,637	1,273	6,027	1,504	6,122

Total	$67,107	$13,338	$48,140	$13,321	$54,070	$13,354

Revenues are attributed to geographic areas based on the location of the assets producing the revenues.

NOTE 2- INVENTORIES, NET

Inventories, net at September 30 consist of the following:

	2006	2005
Raw materials	$11,731	$7,564
Work in process	4,258	4,823
Finished goods	5,918	5,627
Used equipment	1,053	1,222

	$22,960	$19,236

At September 30, 2006, accumulated costs of approximately $3,025 on major contracts, net of progress payments of approximately $734, and estimated earnings of approximately $1,567 amount to approximately $3,858 and are included in work-in-process inventory. At September 30, 2005, accumulated costs of approximately $3,084 on major contracts, net of progress payments of approximately $792 and estimated earnings of approximately $1,857, amount to approximately $4,149 and are included in work-in-process inventory.

At September 30, 2006 and 2005, cost is determined by the last-in, first-out (LIFO) method for inventories. The estimated current cost of inventories exceeded their LIFO basis by approximately $4,578 and $3,838, respectively.

NOTE 3- PROPERTY AND EQUIPMENT

Property and equipment at September 30 consist of the following:

	2006	2005
Land and improvements	$2,977	$2,977
Building and improvements	17,144	17,012
Equipment	8,995	8,737

	29,116	28,726
Less: Accumulated depreciation and amortization	(16,167)	(14,972)

	$12,949	$13,754

Property and equipment includes approximately $7,517 and $7,485 of fully depreciated assets, which remain in service during fiscal 2006 and 2005.

Substantially all of the Company’s property and equipment is pledged as collateral for the Company’s debt.

Depreciation and amortization expense for the years ended September 30, 2006, 2005 and 2004 was approximately $1,358, $847, and $828, respectively. There was no interest capitalized during these years.

NOTE 4- OTHER ASSETS

Other assets at September 30 consist of the following:

	2006	2005
Deposits	$42	$16
Deferred loan costs, net	0	130
Other	349	365

	$391	$511

NOTE 5- ACCRUED EXPENSES

Accrued expenses consist of the following at September 30:

	2006	2005
Payroll and related accruals	$1,958	$2,374
Warranty and related accruals	414	478
Professional fees	1,559	184
Interest	0	7
Sales and property taxes	162	157
Other	736	425

Total	$4,829	$3,625

NOTE 6- INCOME TAXES

The provision for income taxes consists of:

	2006	2005	2004
Current:
Federal	$15,430	$437	$4,067
State	1,329		150
Foreign	(65)	7	(47)

Total current expense	$16,694	444	4,170

Deferred	(9,901)	13,333	(2,643)

Provision for income taxes	$6,793	$13,777	$1,527

The difference between the U.S. federal income tax rate and the Company’s effective income tax rate is as follows:

	2006	2005	2004
Federal income tax rate	35.0%	34.0%	34.0%
State income taxes	2.3%	2.3%	3.5%
Reduction in tax contingency reserve as a result of resolution of prior year filings and expiration of the statute of limitations.	—	(5.5)%	—
Losses for which no tax benefit has been recognized	—	0.4%	2.9%
Use of net operating loss carryforward	—	—	—
Other	(0.3)%	(0.6)%	(3.4)%

	37.0%	30.6%	37.0%

Deferred taxes are recorded as follows:

Deferred tax assets (liabilities):
Depreciation and amortization	$(250)	$(243)	$(251)
Income from unconsolidated investees	(5,793)	(16,071)	—
Domestic NOL	—	100	180

Long-term deferred tax liabilities	$(6,043)	$(16,214)	$(71)

Allowance for doubtful accounts	494	370	403
Accrued expenses and other	(885)	208	532
Inventory cost adjustments	978	1,343	(333)

Current deferred tax assets	$587	$1,921	$02

Accumulated deficits of non-U.S. subsidiaries included in consolidated retained earnings (deficit) amounted to ($2,582) and ($2,695) as of September 30, 2006, and 2005, respectively. The Company follows the policy of indefinitely reinvesting foreign earnings, if any, to expand its international operations. Accordingly, the Company will not provide U.S. income taxes on any future earnings. In the event any earnings of non-U.S. subsidiaries are repatriated, the Company will provide U.S. income taxes upon repatriation of such earnings which will be offset by applicable foreign tax credits, subject to certain limitations.

Total income taxes paid were $15,725, $1,331, and $3,210 in 2006, 2005, and 2004, respectively.

NOTE 7 – RETIREMENT BENEFITS

401(k) Plan

The Company has a voluntary 401(k) employee benefit plan which covers all eligible domestic employees. The Company makes discretionary matching contributions subject to a maximum level, in accordance with the terms of the plan. The Company charged approximately $104, $105, and $91 to operating expense under the provisions of the plan during the fiscal years 2006, 2005 and 2004, respectively.

NOTE 8 – LONG-TERM DEBT

The Company had no long term debt outstanding at September 30, 2006 or 2005.

The Company entered into a Revolving Credit and Security Agreement with PNC Bank, N.A. The Agreement established a three year revolving $20 million credit facility and was renewed through July 31, 2009. The facility provides for advances based on accounts receivable, inventory and real estate. The facility includes a $2 million limit on letters of credit. At September 30, 2006, the Company had $.5 million of letters of credit outstanding. The interest rate at September 30, 2006, is at LIBOR plus 2.00% and subject to change based upon the Fixed Charge Coverage Ratio. The Company is required to maintain a Fixed Charge Coverage Ratio of 1.1:1. There are no required repayments as long as there are no defaults and there is adequate eligible collateral. Substantially, all of Company’s assets are pledged as security under the Agreement.

The Company paid interest of $147 and $175 on borrowings during the fiscal years ended, 2005 and 2004, respectively. The weighted-average interest rate on these borrowings was 5.1% and 3.9% respectively.

NOTE 9 - COMMITMENTS AND CONTINGENCIES

Leases

The Company leases certain equipment under non-cancelable operating leases. Future minimum rental commitments under these leases at September 30, 2006 consist of $110 due over the next three years.

Total rental expense for the fiscal years ended 2006, 2005 and 2004 was $150, $147 and $270, respectively.

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

During 2005, 1,322,000 options were exercised at prices ranging from $1.65-$1.82 per share for a total of $2,331 and was paid to the Company with 259,000 shares of Company stock at the then current market price of $9.00 per share. The shares received into treasury were immediately retired. An additional 40,000 options were exercised at prices ranging from $.87-$2.38 per share.

During 2006, 54,000 stock options were exercised at prices ranging from $.87 to $1.65 per share.

NOTE 11 - STOCK OPTIONS (continued)

During 2006, 30,000 options were granted to certain officers and Directors of the Company at the market value, ($9.32) at the date of grant. These options vest over two years and are exercisable through 2016. The fair value of these options is estimated on grant date using the Black-Scholes options pricing model. As a result, $270 of unearned compensation was recorded at September 30, 2006 and will be charged to operating expense over the vesting period of two years. As of September 30, 2006, the Company has 1,450,000 options available for future grants under the plans.

The following table summarizes option activity under the plans:

	Number of Shares	Weighted Option Price Per Share
Outstanding at September 30, 2003	1,526,000	$1.71
Exercised at price of $1.65 and $.87 per share	(110,000)	1.22

Outstanding at September 30, 2004	1,416,000	1.74

Exercised at price of $.87 -$2.375 per share	(1,362,000)	1.76

Outstanding at September 30, 2005	54,000	1.36
Exercised at price of $.87 -$1.65 per share	(54,000)	1.36
Granted at price of $9.32 per share	30,000	9.32

Outstanding at September 30, 2006	30,000	$9.32

The following table summarizes information about stock options outstanding at September 30, 2006:

Range of Exercise Price	Number of Options Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price
$ 9.32	30,000	10.00	$9.32

None of the options outstanding at September 30, 2006 were exercisable.

NOTE 12 – RELATED PARTY TRANSACTIONS

Marcar Leasing Corporation (“Marcar”) is engaged in leasing machinery and vehicles to the public and the Company. Marcar is owned by family members of the Company’s Chairman. The terms of the leases are established based on the rates charged by independent leasing organizations and are believed to be more favorable than those generally available from independent third parties. Leases between the Company and Marcar generally provide for equal monthly payments over either thirty-six months or forty-eight months. During fiscal 2006, 2005 and 2004, the Company made lease payments to Marcar totaling $121, $131 and $141, respectively.

Quarterly Financial Information (Unaudited)

	In thousands, except per share amounts
	Quarters ended
	December 31	March 31	June 30	September 30
2006:
Net Sales	$11,657	$21,875	$18,919	$14,655
Production costs	$8,694	$16,146	$13,798	$11,710
Product engineering and development	$526	$529	$506	$514
Selling, general and administrative	$2,880	$3,363	$3,130	$3,951
Income from operations	$(443)	$1,837	$1,485	$(1,520)
Income from investee	$—	$14,547	$—	$—
Net income (loss)	$182	$11,561	$120	$(276)

Basic earnings per share:
Net income (loss)	$0.02	$1.17	$0.01	$(0.03)
Diluted earnings per share:
Net income (loss)	$0.02	$1.16	$0.01	$(0.03)

	December 31	March 31	June 30	September 30
2005:
Net Sales	$9,107	$15,948	$14,846	$8,239
Production costs	$6,821	$11,863	$11,478	$7,056
Product engineering and development	$495	$518	$452	$446
Selling, general and administrative	$2,168	$2,311	$2,485	$3,305
Income from operations	$(377)	$1,256	$431	$(2,568)
Income from investee	$—	$27,382	$6,964	$9,892
Net income (loss)	$(344)	$18,832	$7,656	$5,162

Basic earnings per share:
Net income (loss)	$(0.04)	$2.14	$0.87	$0.55
Diluted earnings per share:
Net income (loss)	$(0.04)	$1.89	$0.77	$0.52

SCHEDULE II

Valuation and Qualifying Accounts

Description	Balance at Beginning of Year	Charges/Credits to Cost and Expenses	Additions/ (Deductions)	Balance at End of Year
Valuation accounts deducted from assets to which they apply:

For doubtful accounts receivable:

September 30, 2006	$1,159	$470	$(189)	$1,440
September 30, 2005	$1,214	$328	$(383)	$1,159
September 30, 2004	$2,428	$301	$(1,515)	$1,214

For inventory obsolescence:

September 30, 2006	$3,874	$15	$—	$3,889
September 30, 2005	$3,511	$363	$—	$3,874
September 30, 2004	$3,377	$134	$—	$3,511

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our principal executive officer and principal financial officer have conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-14(c) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of the end of the period covered by this report. Based on their evaluation, our principal executive officer and principal accounting officer concluded that our disclosure controls and procedures are effective in ensuring that material information required to be disclosed is included in the reports that it files with the Securities and Exchange Commission.

Changes in Internal Control over Financial Reporting

There were no significant changes in the Company’s internal controls or, to the knowledge of the management of the Company, in other factors that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting during the period covered by the report.

ITEM 9B. OTHER INFORMATION

The next annual meeting of Shareholders is scheduled for March 6, 2007. In order to be eligible for inclusion in the proxy materials for such meeting any shareholder proposals to take action must be received by the President of the Company no later than the 10th day after the filing with the SEC of this Report on 10-K. Shareholder proposals must be made in compliance with applicable legal requirements promulgated by the Securities and Exchange Commission and must be furnished to the President by certified mail, return receipt requested.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS

The information required by this Item 10 is incorporated herein by reference to the Company’s definitive 2007 Proxy Statement for the Annual meeting of Shareholders.

ITEM 11. EXECUTIVE COMPENSATION

The information required by this Item 11 is incorporated herein by reference to the Company’s definitive 2007 Proxy Statement for the Annual meeting of Shareholders.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The information required by this Item 12 is incorporated herein by reference to the Company’s definitive 2007 Proxy Statement for the Annual meeting of Shareholders.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by this Item 13 is incorporated herein by reference to the Company’s definitive 2007 Proxy Statement for the Annual meeting of Shareholders.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this Item 14 is incorporated herein by reference to the Company’s definitive 2007 Proxy Statement for the Annual meeting of Shareholders.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	A listing of financial statements and financial statement schedules filed as part of this report and which financial statements and schedules are incorporated into this report by reference, is set forth in the “Index to Financial Statements” in Item 8 hereof.

(b)	Exhibit Index

EXHIBIT NUMBER	DESCRIPTION	FILED HEREWITH
2.1	Second Amended Plan of Reorganization of Gencor Industries, Inc., As Modified Dated: July 8, 2001, incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended September 30, 2000.

3.1	Restated Certificate of Incorporation of Company, incorporated by reference to Exhibit 3.1 to Registration No. 33-627

3.2	Amended and Restated By-Laws of Gencor Industries, Inc., incorporated by reference to the Company’s Form 10-Q for the quarter ended Mach 31, 2006

3.3	Certificate of Amendment, changing name of Mechtron International Corporation to Gencor Industries, Inc. and adding a “twelfth” article regarding director liability limitation, incorporated by reference to the Company’s annual report on Form 10-K for the year ended December 31, 1987.

4.1	Form of Common Stock certificate, incorporated by reference to Exhibit 4.1 to Registration No. 33-627.

4.47	Amended and Restated Senior Secured Credit Agreement, incorporated by reference to the Company’s report on Form 10-K filed on December 26, 2002.

4.48	Security Agreement dated August 1, 2003, incorporated by reference to the Company’s report on Form 8-K filed on August 8, 2003.

4.49	First Amendment to Revolving Credit and Security Agreement, incorporated by reference to the Company’s Form 8-K filed on August 3, 2006.

10.5	Form of Agreement for Nonqualified Stock Options granted in 1986, incorporated by reference to the Annual Report on Form 10-K for the year ended December 31, 1986.

10.6	1992 Stock Option Plan and Form of Agreement, incorporated by reference to Exhibit 10.6 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1992.

10.11	1997 Stock Option Plan incorporated by reference to Exhibit A to the Company’s Proxy Statement on 14A, filed March 3, 1997.

10.12	First Amendment to the Stock Option Plan Agreement incorporated by reference to Exhibit 10.12 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2006.

EXHIBIT NUMBER	DESCRIPTION	FILED HEREWITH
10.13	Limited Liability Company Operating Agreement of Carbontronics, LLC, incorporated by reference to the Company’s Form 10-Q for the quarter ended December 31, 2005.

10.14	Carbontronics, LLC, Amendment to Operating Agreement incorporated by reference to the Company’s Form 10-Q for the quarter ended December 31, 2005.

10.15	Carbontronics, LLC,Second Amendment to Operating Agreement incorporated by reference to the Company’s Form 10-Q for the quarter ended December 31, 2005.

10.16	Third Amendment to Limited Liability Company Operating Agreement of Carbontronics, LLC, incorporated by reference to the Company’s Form 10-Q for the quarter ended December 31, 2005.

10.17	Purchase and Sale Agreement between Carbontronics Synfuels Investors, L.P. and Carbontronics LLC, incorporated by reference to the Company’s Form 10-Q for the quarter ended December 31, 2005.

10.18	Limited Liability Company Operating Agreement of Carbontronics II, LLC, incorporated by reference to the Company’s Form 10-Q for the quarter ended December 31, 2005.

10.19	Carbontronics II, LLC Unanimous Consent of Members, incorporated by reference to the Company’s Form 10-Q for the quarter ended December 31, 2005.

21.0	Subsidiaries of the Registrant	X

23.1	Independent Auditors’ Consent	X

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a – 14(a) of the Securities Exchange Act of 1934, as amended	X

31.2	Certification of Chief Financial Officer Pursuant to Rule 13a – 14(a) of the Securities Exchange Act of 1934, as amended	X

32.1	Certifications of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U. S. C. Section 1350.	X

SIGNATURES

Pursuant to the requirements of Sections 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: December 22, 2006	GENCOR INDUSTRIES, INC.
(Registrant)

/s/ E.J. Elliott
E.J. Elliott
Chairman and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated. The signatures of Directors constitute a majority of Directors.

/s/ E.J. Elliott	/s/ Scott W. Runkel
E.J. Elliott	Scott W. Runkel
Chairman and Chief Executive Officer	Chief Financial Officer
(Principal Executive Officer)	(Principal Financial and Accounting Officer)

/s/ John E. Elliott	/s/ Russell R. Lee, III
John E. Elliott	Russell R. Lee, III
Executive Vice President	Director

/s/ Randolph H. Fields	/s/ David A. Air
Randolph H. Fields	David A. Air
Director	Director

EXHIBITS FILED HEREWITH

Exhibit No.	Description
21.1	Subsidiaries of the Registrant

23.1	Independent Auditor’s Consent

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a – 14(a) of the Securities Exchange Act of 1934, as amended

31.2	Certification of Chief Financial Officer Pursuant to Rule 13a – 14(a) of the Securities Exchange Act of 1934, as amended

32.1	Certifications of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U. S. C. Section 1350.