Form 10-Q
period 2006-12-31
GENCOR INDUSTRIES INC
filed 2007-02-09
CIK 64472

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 2006

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD From              to

Commission file number 0-3821

GENCOR INDUSTRIES, INC.

Delaware	59-0933147
(State or other jurisdiction of incorporated or organization)	(I.R.S. Employer Identification No.)

5201 North Orange Blossom Trail, Orlando, Florida	32810
(Address of principal executive offices)	(Zip Code)

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

Large Accelerated Filer  ☐    Accelerated Filer  ☐    Non-Accelerated Filer  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes    ☒  No

Indicate number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date.

Class	Outstanding at January 15, 2007
Common stock, $.10 par value	8,302,130 shares
Class B stock, $.10 par value	1,642,998 shares

GENCOR INDUSTRIES, INC.

This Report and our other communications and statements may contain “forward-looking statements,” including statements about our beliefs, plans, objectives, goals, expectations, estimates, projections and intentions. These statements are subject to significant risks and uncertainties and are subject to change based on various factors, many of which are beyond our control. The words “may,” “could,” “should,” “would,” “believe,” “anticipate,” “estimate,” “expect,” “intend,” “plan,” “target,” “goal,” and similar expressions are intended to identify forward-looking statements. All forward-looking statements, by their nature, are subject to risks and uncertainties. Our actual future results may differ materially from those set forth in our forward-looking statements. For information concerning these factors and related matters, see Item 2, “Management’s Discussion and Analysis of Financial Position and Results of Operations,” in this Report, and the following sections of our Annual Report on Form 10-K for the year ended September 30, 2006: (a) “Risk Factors” in Part I, Item 1A and (b) “Management’s Discussion and Analysis of Financial Position and Results of Operations” in Part II, Item 7. However, other factors besides those referenced could adversely affect our results, and you should not consider any such list of factors to be a complete set of all potential risks or uncertainties. Any forward-looking statements made by us herein speak as of the date of this Report. We do not undertake to update any forward-looking statement, except as required by law.

Part I. Financial Information

GENCOR INDUSTRIES, INC.

Condensed Consolidated Balance Sheets

(In thousands, except per share data)

	December 31,	September 30,
	2006	2006
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$2,244	$1,110
Marketable securities at market value (Cost $35,000 at December 31, 2006 and $32,000 at September 30, 2006)	41,088	35,949
Accounts receivable, less allowance for doubtful accounts of $1,519 ($1,440 at September 30, 2006)	4,736	5,372
Other receivables	443	366
Inventories, net	29,300	22,960
Deferred income taxes	693	587
Prepaid expenses	1,467	1,290

Total current assets	79,971	67,634
Property and equipment, net	7,803	12,949
Other assets	182	391

Total assets	$87,956	$80,974

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$5,004	$5,622
Customer deposits	3,221	837
Income and other taxes payable	4,879	600
Accrued expense	4,347	4,829

Total current liabilities	17,451	11,888
Long-term debt	—	—
Deferred income taxes	4,043	6,043

Total liabilities	21,494	17,931
Commitments and contingencies

Shareholders’ equity:
Preferred stock, par value $.10 per share; authorized 300,000 shares; none issued
Common stock, par value $.10 per shares; 15,000,000 shares authorized; 8,302,130 shares issued at December 31, 2006 and September 30, 2006	830	830
Class B stock, par value $.10 per share; 6,000,000 shares authorized 1,642,998 shares issued at December 31, 2006 and September 30, 2006	164	164
Unearned compensation	(236)	(270)
Capital in excess of par value	10,273	10,273
Retained earnings	55,124	53,641
Accumulated other comprehensive income (loss)	307	(1,595)

Total shareholders’ equity	66,462	63,043

	$87,956	$80,974

See accompanying notes to condensed consolidated financial statements.

GENCOR INDUSTRIES, INC.

Unaudited Condensed Consolidated Statements of Operations

(In thousands, except per share data)

	Three Months Ended December 31,
	2006	2005
Net revenue	$12,370	$11,657

Cost and expense:
Production costs	9,337	8,694
Product engineering and development	591	526
Selling, general and administrative	2,668	2,880

	12,596	12,100

Operating income (loss)	(226)	(443)

Other income (expense):
Interest income	24	15
Interest expense	(21)	(19)
Income from investees	3,285	—
Loss on sale of assets	(1,633)	—
Increase in value of marketable securities	2,139	745
Miscellaneous	32	10

	3,826	751

Income before income taxes	3,600	308

Income taxes	2,117	126

Net income	$1,483	$182

Basic and diluted earnings per common share:
Basic earnings per share	$0.15	$0.02

Diluted earnings per share	$0.15	$0.02

See accompanying notes to condensed consolidated financial statements.

GENCOR INDUSTRIES, INC.

Unaudited Condensed Consolidated Statements of Cash Flows

In Thousands

	Three Months Ended December 31,
	2006	2005
Cash flows from operations:
Net income	$1,483	$182
Adjustments to reconcile net income to cash provided (used) by operations:
Increase in Marketable securities	(3,000)	—
Increase in market value of Marketable securities	(2,139)	(742)
Depreciation and amortization	217	337
Income from investees	(3,285)	—
Loss on sale of assets	1,633	—
Change in assets and liabilities:
Inventories	(6,340)	(1,040)
Customer deposits	2,384	2,603
Income and other taxes payable	2,173	123
Other	(530)	(37)

Total adjustments	(8,887)	1,244

Cash provided (used) by operations	(7,404)	1,426

Cash flows from (used for) investing activities:
Distribution from unconsolidated investees	3,285	—
Proceeds from sale of assets	5,481	—
Capital expenditures	(225)	(231)

Cash from (used for) investing activities	8,541	(231)

Cash flows used for financing activities:
Repayment of debt	—	—
Net Borrowings	—	—

Cash provided (used) for financing activities	—	—

Effect of exchange rate changes on cash	(3)	(16)

Net increase (decrease) in cash	1,134	1,179
Cash and cash equivalents at:
Beginning of quarter	1,110	4,206

End of quarter	$2,244	$5,385

See accompanying notes to condensed consolidated financial statements.

GENCOR INDUSTRIES, INC.

Notes to Condensed Consolidated Financial Statements

All amounts in thousands, except per share amounts

Note 1 – Basis of Presentation

The accompanying condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all material adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three months ended December 31, 2006 are not necessarily indicative of the results that may be expected for the year ended September 30, 2007.

The balance sheet at September 30, 2006 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

For further information, refer to the consolidated financial statements and footnotes thereto included in the Gencor Industries, Inc. Annual Report on Form 10-K for the year ended September 30, 2006.

Note 2 – Marketable Securities

Marketable securities are categorized as trading securities and stated at market value. Market value is determined using the quoted closing or latest bid prices. Realized gains and losses on investment transactions are determined by specific identification and are recognized as incurred in the statement of income. Net unrealized gains and losses are reported in the statement of operations and represent the change in the market value of investment holdings during the period. At December 31, 2006, marketable securities consisted of $6,274 in municipal bonds and $34,814 in equity stocks.

Note 3 – Inventories

The components of inventory consist of the following:

	December 31, 2006	September 30, 2006
Raw materials	$17,259	$11,731
Work in process	4,568	4,258
Finished goods	6,417	5,918
Used equipment	1,056	1,053

	$29,300	$22,960

Note 4 – Earnings Per Share Data

The following table sets forth the computation of basic and diluted earnings per share for the periods indicated.

	2006	2005
Net income	$1,483	$182

Denominator (shares in thousands):
Weighted average shares outstanding	9,945	9,895
Effect of dilutive stock options	4	44

Denominator for diluted EPS computation	9,949	9,939

Per common share:
Net income	$0.15	$0.02

Diluted:
Net income	$0.15	$0.02

Note 5 – Comprehensive Income (Loss)

The total comprehensive income (loss) for the three-months ended December 31, 2006 and 2005 was $1,480 and $166, respectively. Total comprehensive income (loss) differs from net income (loss) due to gains and losses resulting from foreign currency translation, which are reflected separately in the shareholders’ equity section of the balance sheet under the caption “Accumulated other comprehensive income (loss).” Gains and losses resulting from foreign currency transactions are included in income.

During the quarter ended December 31, 2006, the Company sold land and buildings for $5,481 resulting in a loss of $1,633 after an adjustment of $1,905 for the cumulative translation adjustment related to the assets sold.

Note 6 – Income From Investees

The Company owns a 45% interest in Carbontronics LLC and a 25% interest in Carbontronics Fuels LLC and Carbontronics II, LLC. These interests were earned as part of value of risk on contracts to build four synthetic fuel production plants during 1998. The Company has no basis in these equity investments or requirement to provide future funding. The operations of Carbontronics LLC consist of the receipt of contingent payments from the sales of the plants and the distribution thereof to its members. Carbontronics LLC has no other significant operations or assets. The operations of Carbontronics II, LLC consist of the receipt of royalty payments from the plants and the distribution thereof to its members. Carbontronics II, LLC has no other significant operations or assets. Any income arising from these investments is dependent upon tax credits (adjusted for operating losses at the fuel plants) being generated as a result of synthetic fuel production, which will be recorded as received. The Company received $3,285 in distributions in the quarter ended December 31, 2006, none in the quarter ended December 31, 2005. These distributions are subject to state and Federal income taxes.

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

Results of Operations

Net sales for the quarters ended December 31, 2006 and 2005 were $12.4 million and $11.7 million, respectively. Domestic sales during the first quarter of fiscal 2006 were $12.0 million reflecting an increase of $1.2 million from the first quarter of fiscal 2005. Domestic sales were higher than the prior year’s quarter primarily due to the general improvement in the construction industry, and partially due to the passage of the Federal highway bill in the summer of 2005. Foreign sales decreased $.4 million from the prior year. Our revenues are concentrated in the asphalt-related business and subject to a seasonal slow-down during the third and fourth quarters of the calendar year.

Gross margins as a percent of net sales remained at 25% for both years.

Selling and administrative expense decreased $212 due mainly to lower legal costs for the quarter ended December 31, 2006.

We own a 45% interest in Carbontronics LLC and a 25% interest in Carbontronics Fuels LLC and Carbontronics II, LLC. These interests were earned as part of value of risk on contracts to build four synthetic fuel production plants during 1998. We have no basis in these equity investments or requirement to provide future funding. Any income arising from these investments is dependent upon tax credits (adjusted for operating losses at the fuel plants) being generated as a result of synthetic fuel production, which will be recorded as received. We received $3,285 in distributions in the quarter ended December 31, 2006, and none in the quarter ended December 31, 2005. These distributions are subject to state and Federal income taxes.

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

During the quarter ended December 31, 2006, the Company sold land and buildings for $5,481 resulting in a loss of $1,633 after an adjustment of $1,905 for the cumulative translation adjustment related to the assets sold. The increase in value of marketable securities is primarily due to investing a portion of the proceeds received on the sale of assets ($5,481) and net realized and unrealized gains on the marketable securities of $2,139 during the quarter ended December 31, 2006.

Income tax expense increased by $1,991 from year ago levels, reflecting the increase in pre-tax income.

Liquidity and Capital Resources

On August 1, 2006 we entered into a Revolving Credit and Security Agreement with PNC Bank, N.A. The Agreement established a three year revolving $20 million credit facility and was renewed through July 31, 2009. The facility provides for advances based on accounts receivable, inventory and real estate. The facility includes a $2 million limit on letters of credit. At December 31, 2006, we had $.5 million of letters of credit outstanding. The interest rate at December 31, 2006, is at LIBOR plus 2.00% and subject to change based upon the Fixed Charge Coverage Ratio. We are required to maintain a Fixed Charge Coverage Ratio of 1.1:1. There are no required repayments as long as there are no defaults and there is adequate eligible collateral. Substantially all of our assets are pledged as security under the Agreement. We had no long term debt outstanding at December 31, 2006 or 2005.

As of December 31, 2006, we had $2.2 million in cash and cash equivalents, and $41.1 million in marketable securities. The marketable securities are invested in stocks and bonds through a professional investment advisor. Investment securities are exposed to various risks such as interest rate, market and credit. Due to the level of risk associated with certain investment securities and the level of uncertainty related to changes in the value of securities, it is possible that changes in these risk factors could have an adverse material impact on our results of operations. The securities may be liquidated at any time into cash and cash equivalents

Inventory and customer deposits increased due to increases in our orders as our backlog increased to $28.5 million from $20.5 million the prior year. Income taxes payable increased due to the increase in taxable income and the movement from deferred taxes related to the timing of taxes due on income from investees.

Seasonality

We are is concentrated in the asphalt-related business and subject to a seasonal slow-down during the third and fourth quarters of the calendar year. Traditionally, our customers do not purchase new equipment for shipment during the summer and fall months to avoid disrupting their peak season for highway construction and repair work. This slow-down often results in lower reported sales and earnings and/or losses during the first and fourth quarters of our fiscal year ended September 30.

Forward-Looking Information

This Report on Form 10-Q contains certain “forward-looking statements” within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), which represent our expectations and beliefs, including, but not limited to, statements concerning gross margins, sales of our products and future financing plans. These statements by their nature involve substantial risks and uncertainties, certain of which are beyond our control. Actual results may differ materially depending on a variety of important factors, including the financial condition of our customers, changes in the economic and competitive environments and demand for our products.

For information concerning these factors and related matters, see the following sections of our Annual Report on Form 10-K for the year ended September 30, 2006: (a) “Risk Factors” in Part I, Item 1A and (b) “Management’s Discussion and Analysis of Financial Position and Results of Operations” in Part II, Item 7. However, other factors besides those referenced could adversely affect our results, and you should not consider any such list of factors to be a complete set of all potential risks or uncertainties. Any forward-looking statements made by us herein speak as of the date of this Report. We do not undertake to update any forward-looking statement, except as required by law.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

The Company operates manufacturing facilities and sales offices principally located in the United States and the United Kingdom. The Company is subject to business risks inherent in non-U.S. activities, including political and economic uncertainty, import and export limitations, and market risk related to changes in interest rates and foreign currency exchange rates. The Company’s principal currency exposure against the U.S. dollar is the British pound. Periodically, the Company will use derivative financial instruments consisting primarily of interest rate hedge agreements to manage exposures to interest rate changes. The Company’s objective in managing our exposure to changes in interest rates on its variable rate debt is to limit their impact on earnings and cash flow and reduce its overall borrowing costs.

At December 31, 2006, the Company had no debt outstanding. Under the Revolving Credit and Security Agreement, substantially all of the Company’s borrowings will bear interest at variable rates based upon the prime rate or LIBOR.

The Company’s marketable securities are invested in stocks and bonds through a professional investment advisor. Investment securities are exposed to various risks such as interest rate, market and credit risks. Due to the level of risk associated with certain investment securities and the level of uncertainty related to changes in the value of securities, it is possible that changes in these risk factors could have an adverse material impact on the Company’s results of operations or equity.

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

Evaluation of Disclosure Controls and Procedures

The Company’s principal executive officer and principal financial officer have conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-14(c) promulgated under the Exchange Act as of the end of the period covered by this report. Based on their evaluation, the Company’s principal executive officer and principal accounting officer concluded that the Company’s disclosure controls and procedures are effective in ensuring that material information required to be disclosed is included in the reports that it files with the Securities and Exchange Commission.

Changes in Internal Control over Financial Reporting

There were no significant changes in the Company’s internal controls or, to the knowledge of the management of the Company, in other factors that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting during the period covered by the report.

Part II. Other Information

Item 6.	Exhibits

(a)	Exhibits

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a – 14(a) of the Securities Exchange Act of 1934, as amended

31.2	Certification of Chief Financial Officer Pursuant to Rule 13a – 14(a) of the Securities Exchange Act of 1934, as amended

32.1	Certifications of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U. S. C. Section 1350.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GENCOR INDUSTRIES, INC.

February 9, 2007	By:	/s/ E.J. Elliott
E.J. Elliott, Chairman and Chief Executive Officer

February 9, 2007	By:	/s/ Scott W. Runkel
Scott W. Runkel, Chief Financial Officer
(Principal Financial and Accounting Officer)