Form 10-Q
period 2007-03-31
GENCOR INDUSTRIES INC
filed 2007-05-15
CIK 64472

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2007

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD From              to

Commission file number 0-3821

GENCOR INDUSTRIES, INC.

Delaware	59-0933147
(State or other jurisdiction of incorporated or organization)	(I.R.S. Employer Identification No.)

5201 North Orange Blossom Trail, Orlando, Florida 32810

(Address of principal executive offices)(Zip Code)

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

Large accelerated filer  ☐    Accelerated Filer  ☐    Non-accelerated Filer  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  ☐    Yes  ☒    No

Indicate number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date.

Class	Outstanding at March 31, 2007
Common stock, $.10 par value	7,967,372 shares
Class B stock, $.10 par value	1,642,998 shares

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

Part I. Financial Information

Condensed Consolidated Balance Sheets

(In thousands, except per share data)

	March 31	September 30,
	2007	2006
ASSETS	(Unaudited)
Current assets:
Cash and cash equivalents	$4,425	$1,110
Marketable securities at market value (Cost $41,000 at March 31, 2007 and $32,000 at September 30, 2006)	47,559	35,949
Accounts receivable, less allowance for doubtful accounts of $1,574 ($1,440 at September 30, 2006)	5,196	5,372
Other receivables	353	366
Inventories, net	31,853	22,960
Deferred income taxes	693	587
Prepaid expenses	1,139	1,290

Total current assets	91,218	67,634
Property and equipment, net	7,658	12,949
Other assets	179	391

Total assets	$99,055	$80,974

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$5,413	$5,622
Customer deposits	3,356	837
Income and other taxes payable	4,218	600
Accrued expense	4,814	4,829

Total current liabilities	17,801	11,888
Long-term debt	—	—
Deferred income taxes	4,043	6,043

Total liabilities	21,844	17,931
Commitments and contingencies
Shareholders’ equity:
Preferred stock, par value $.10 per share; authorized 300,000 shares; none issued	—	—
Common stock, par value $.10 per shares; 15,000,000 shares authorized; 7,967,372 shares issued at March 31, 2007 and 8,302,130 shares issued at September 30, 2006	797	830
Class B stock, par value $.10 per share; 6,000,000 shares authorized 1,642,998 shares issued at March 31, 2007 and September 30, 2006	164	164
Unearned compensation	(203)	(270)
Capital in excess of par value	10,520	10,273
Retained earnings	65,615	53,641
Accumulated other comprehensive income (loss)	318	(1,595)

Total shareholders’ equity	77,211	63,043

	$99,055	$80,974

See accompanying notes to condensed consolidated financial statements.

GENCOR INDUSTRIES, INC.

Unaudited Condensed Consolidated Statements of Income

(In thousands, except per share data)

	Three-Months Ended March 31		Six-Months Ended March 31
	2007	2006	2007	2006
Net revenue	$26,491	$21,875	$38,861	$33,532

Cost and expense:
Production costs	18,763	16,146	28,100	24,840
Product engineering and development	630	529	1,221	1,055
Selling, general and administrative	2,990	3,363	5,658	6,243

	22,383	20,038	34,979	32,138

Operating income	4,108	1,837	3,882	1,394

Other income (expense):
Interest income	33	60	57	75
Interest expense	(9)	(43)	(30)	(62)
Income from investees	11,887	14,547	15,172	14,547
Loss on sale of assets	—	—	(1,633)	—
Increase in value of marketable securities	471	1,868	2,610	2,613
Miscellaneous	25	24	57	34

	12,407	16,456	16,233	17,207

Income before income taxes	16,515	18,293	20,115	18,601

Income taxes	6,024	6,732	8,141	6,858

Net income	$10,491	$11,561	$11,974	$11,743

Basic and diluted earnings per common share:
Basic earnings per share	$1.09	$1.17	1.22	$1.19

Diluted earnings per share	$1.08	$1.16	1.22	$1.18

See accompanying notes to condensed consolidated financial statements.

GENCOR INDUSTRIES, INC.

Unaudited Condensed Consolidated Statements of Cash Flows

In Thousands

	Six-Months Ended March 31,
	2007	2006
Cash flows from operations:
Net income	$11,974	$11,743
Adjustments to reconcile net income to cash provided (used) by operations:
Increase in Marketable securities	(9,000)	(10,000)
Increase in market value of Marketable securities	(2,610)	(2,613)
Deferred income taxes	(2,106)	(8,865)
Depreciation and amortization	466	675
Income from investees	(15,172)	(15,547)
Provision for allowance for doubtful accounts	270	230
Loss on sale of assets	1,633	—
Change in assets and liabilities:
Accounts receivable	(81)	(1,809)
Inventories	(8,893)	1,966
Prepaid expenses	151	577
Customer deposits	2,519	1,105
Income and other taxes payable	3,618	8,216
Accounts payable	(209)	1,551
Accrued expenses and other	52	341

Total adjustments	(29,362)	(24,173)

Cash provided (used) by operations	(17,388)	(12,430)

Cash flows from (used for) investing activities:
Distribution from unconsolidated investees	15,172	15,547
Stock options exercised	214	—
Proceeds from sale of assets	5,481	—
Capital expenditures	(172)	(291)

Cash from (used for) investing activities	20,695	15,256

Cash flows used for financing activities:
Repayment of debt	—	—
Net Borrowings	—	—

Cash provided (used) for financing activities	—	—

Effect of exchange rate changes on cash	8	(8)

Net increase (decrease) in cash	3,315	2,818
Cash and cash equivalents at:
Beginning of period	1,110	4,206

End of period	$4,425	$7,024

See accompanying notes to condensed consolidated financial statements.

GENCOR INDUSTRIES, INC.

Notes to Condensed Consolidated Financial Statements

All amounts in thousands, except per share amounts

Note 1 – Basis of Presentation

The accompanying condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all material adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three-months and six-months ended March 31, 2007 are not necessarily indicative of the results that may be expected for the year ended September 30, 2007.

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

Note 2- Marketable Securities

Marketable securities are categorized as trading securities and stated at market value. Market value is determined using the quoted closing or latest bid prices. Realized gains and losses on investment transactions are determined by specific identification and are recognized as incurred in the statement of income. Net unrealized gains and losses are reported in the statement of income and represent the change in the market value of investment holdings during the period. At March 31, 2007, Marketable securities consisted of $8.7 in municipal bonds, $.1 in money market funds, and $38.8 in equity stocks.

Note 3 – Inventories

The components of inventory consist of the following:

	March 31, 2007	September 30, 2006
Raw materials	$18,419	$11,731
Work in process	5,704	4,258
Finished goods	5,782	5,918
Used equipment	1,948	1,053

	$31,853	$22,960

Note 4 – Earnings Per Share Data

The following table sets forth the computation of basic and diluted earnings per share for the periods indicated.

	Three-Months Ended March 31,		Six-Months Ended March 31,
	2007	2006	2007	2006
Net income	$10,491	$11,561	$11,974	$11,743

Denominator (shares in thousands):
Weighted average shares outstanding	9,666	9,899	9,805	9,897
Effect of dilutive stock options	4	26	4	35

Denominator for diluted EPS computation	9,670	9,925	9,809	9,932
Per common share:
Basic:
Net income	$1.09	$1.17	$1.22	$1.18
Diluted:
Net income	$1.08	$1.16	$1.22	$1.18

Note 5 – Comprehensive Income (Loss)

The total comprehensive income for the three-months and six-months ended March 31, 2007 was $10,502 and $11,982, respectively. The total comprehensive income for the three-months and six-months ended March 31, 2006 was $11,569 and $11,735, respectively. Total comprehensive income differs from net income due to gains and losses resulting from foreign currency translation, which are reflected separately in the shareholders’ equity section of the balance sheet under the caption “Accumulated other comprehensive loss.” Gains and losses resulting from foreign currency transactions are included in income.

During the quarter ended December 31, 2006, the Company sold land and buildings for $5,481 resulting in a loss of $1,633 after an adjustment of $1,905 for the cumulative translation adjustment related to the assets sold.

Note 6 – Income From Investees

The Company owns a 45% interest in Carbontronics LLC and a 25% interest in Carbontronics Fuels LLC and Carbontronics II, LLC. These interests were earned as part of value of risk on contracts to build four synthetic fuel production plants during 1998. The Company has no basis in these equity investments or requirement to provide future funding. The operations of Carbontronics LLC consist of the receipt of contingent payments from the sales of the plants and the distribution thereof to its members. Carbontronics LLC has no other significant operations or assets. The operations of Carbontronics II, LLC consist of the receipt of royalty payments from the plants and the distribution thereof to its members. Carbontronics II, LLC has no other significant operations or assets. Any income arising from these investments is dependent upon tax credits (adjusted for operating losses at the fuel plants) being generated as a result of synthetic fuel production, which will be recorded as received. The Company received distributions of $3,285 in the quarter ended December 31, 2006 and $11,887 in the quarter ended March 31, 2007. The Company received no distributions in the quarter ended December 31, 2005. The Company recognized income of $14,547 in the quarter ended March 31, 2006, for the distribution received less an accrual of $1,000 for certain expenses associated with efforts by the Company as plaintiff in a matter against it’s synthetic fuels partners. These distributions are subject to state and Federal income taxes.

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

Results of Operations

Net sales for the quarters ended March 31, 2007 and 2006 were $26.5 million and $21.9 million, respectively. Domestic sales during the second quarter of fiscal 2007 increased $3.6 million from year ago levels. Domestic sales were higher than the prior year’s quarter due the general improvement in the construction industry, partially due to the passage of the Federal highway bill in the summer of 2005. Foreign sales increased $1.0 million from the prior year.

Net sales for the six-months ended March 31, 2007 and 2006 were $38.9 million and $33.5 million, respectively. Domestic sales during the first six-months of fiscal 2007 increased $4.6 million from year ago levels. Domestic sales were higher than the prior year’s due the general improvement in the construction industry, partially due to the passage of the Federal highway bill in the summer of 2005. Foreign sales remained constant from the prior year.

Our revenues are concentrated in the asphalt-related business and subject to a seasonal slow-down during the third and fourth quarters of the calendar year.

Gross margins as a percent of net sales increased to 29% from 26% in the prior year three-month period. Gross margins as a percent of net sales was also 28% for the six-months ended March 31, 2007, and 26% for the six-months ended March 31, 2006. The higher volume lead to increased overhead absorption in the manufacturing facilities.

Selling and administrative expense decreased $373 for the quarter ended March 31, 2007 and $585 for the six-months ended March 31, 2007 due to higher wages, higher commissions based on volume, offset by lower legal costs for fiscal 2007.

We own a 45% interest in Carbontronics LLC and a 25% interest in Carbontronics Fuels LLC and Carbontronics II LLC. These interests were earned as part of value of risk on contracts to build four synthetic fuel production plants during 1998. We have no basis in these equity investments or requirement to provide future funding. Any income arising from these investments is dependent upon tax credits (adjusted for operating losses at the fuel plants) being generated as a result of synthetic fuel production, which will be recorded as received. We received distributions of $3,285 in the quarter ended December 31, 2006 and $11,887 in the quarter ended March 31, 2007. We received no distributions in the quarter ended December 31, 2005. We recognized income of $14,547 in the quarter ended March 31, 2006, for the distribution received less an accrual of $1,000 for certain expenses associated with efforts by us as plaintiff in a matter against our synthetic fuels partners. These distributions are subject to state and Federal income taxes.

Future distributions from these entities depend upon the production of these operations continuing to qualify for tax credits under Section 29 of the Internal Revenue Code and the ability to economically produce and market synthetic fuel produced by the plants. One of the contingencies related to future benefits from these entities is based on the average price of crude oil. Per a provision of Section 29, if the average price of crude oil reaches a certain level, the tax credits will terminate. The existing tax credit legislation is scheduled to expire at the end of calendar year 2007. Any one of the above eventualities may interrupt, reduce, or terminate further distributions. The increase in value of marketable securities is a result of net realized and unrealized gains during the period.

Income tax expense varies based on the pre-tax income. Deferred taxes changed primarily due to the income from investees becoming taxable in the current year.

Liquidity and Capital Resources

On August 1, 2006 we entered into a Revolving Credit and Security Agreement with PNC Bank, N.A. The Agreement established a three year revolving $20 million credit facility and was renewed through July 31, 2009. The facility provides for advances based on accounts receivable, inventory and real estate. The facility includes a $2 million limit on letters of credit. At March 31, 2007, we had $.5 million of letters of credit outstanding. The interest rate at March 31, 2007, is at LIBOR plus 2.00% and subject to change based upon the Fixed Charge Coverage Ratio. We are required to maintain a Fixed Charge Coverage Ratio of 1.1:1. There are no required repayments as long as there are no defaults and there is adequate eligible collateral. Substantially all of our assets are pledged as security under the Agreement. We had no long term debt outstanding at March 31, 2007 or 2006.

As of March 31, 2007, we had $4.4 million in cash and cash equivalents, and $47.6 million in marketable securities. The marketable securities are invested in stocks and bonds through a professional investment advisor. Investment securities are exposed to various risks such as interest rate, market and credit. Due to the level of risk associated with certain investment securities and the level of uncertainty related to changes in the value of securities, it is possible that changes in these risk factors could have an adverse material impact on our results of operations. The securities may be liquidated at any time into cash and cash equivalents

Inventory and customer deposits increased due to increases in our orders as our backlog increased to $22.7 million from $17.9 million the prior year. Income taxes payable increased due to the increase in taxable income and the movement from deferred taxes related to the timing of taxes due on income from investees.

Seasonality

The Company is concentrated in the asphalt-related business and is subject to a seasonal slow-down during the third and fourth quarters of the calendar year. Traditionally, our customers do not purchase new equipment for shipment during the summer and fall months to avoid disrupting their peak season for highway construction and repair work. This slow-down often results in lower reported sales and earnings and or losses during the first and fourth quarters of our fiscal year ended September 30.

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

At March 31, 2007, the Company had no debt outstanding. Under the Revolving Credit and Security Agreement, substantially all of the Company’s borrowings will bear interest at variable rates based upon the LIBOR.

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

On March 6, 2007, at an Annual Meeting of Shareholders, the following was approved:

(1)	The election of a director to be voted upon by the holders of Common Stock and the election of the directors to be voted upon by the holders of Class B Stock: and

(2)	The ratification of the selection of Moore Stephens Lovelace, P.A., independent certified public accountants, as auditors for the Company for the year ending September 30, 2007.

The total number of shares entitled to vote at this meeting was 8,302,130 shares of Common Stock and 1,642,998 shares of Class B Stock, and the tabulation of proxies was as follows:

Election of Director by holders of Common Stock:

Name	For	Against or Withheld	Abstentions	Broker Non-votes
Russell R. Lee, III	7,137,264	165,706	-0-	-0-

Election of Directors by holders of Class B Stock:

Name	For	Against or Withheld	Abstentions	Broker Non-votes
David A. Air	1,607,358	-0-	-0-	-0-

E.J. Elliott	1,607,358	-0-	-0-	-0-

Marc G. Elliott	1,607,358	-0-	-0-	-0-

Randolph H. Fields	1,607,358	-0-	-0-	-0-

Ratification of appointment of Moore Stephens Lovelace, P.A. as auditors for the year ending September 30, 2007:

For	Against or Withheld	Abstentions	Broker Non-votes
8,904,382	5,042	904	-0-

No other business was brought before the Annual Meeting.

Item 6.	Exhibits

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended

31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended

32	Certifications of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GENCOR INDUSTRIES, INC.

May 15, 2007	By:	/s/ E.J. Elliott
E.J. Elliott, Chairman and Chief Executive Officer

May 15, 2007	By:	/s/ Scott W. Runkel
Scott W. Runkel, Chief Financial Officer
(Principal Financial and Accounting Officer)