Form 10-Q
period 2007-06-30
GENCOR INDUSTRIES INC
filed 2007-08-10
CIK 64472

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2007

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

Large accelerated filer  ☐    Accelerated Filer  ☐    Non-accelerated Filer   ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes   ☐    No  ☒

Indicate number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date.

Class	Outstanding at June 30, 2007
Common stock, $.10 par value	7,967,372 shares
Class B stock, $.10 par value	1,642,998 shares

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

Part I. Financial Information

GENCOR INDUSTRIES, INC.

Condensed Consolidated Balance Sheets

(In thousands, except per share data)

	June 30, 2007	September 30, 2006
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$7,374	$1,110
Marketable securities at market value (Cost $45,000 at June 30, 2007 and $32,000 at September 30, 2006)	53,336	35,949
Accounts receivable, less allowance for doubtful accounts of $1,612 ($1,440 at September 30, 2006)	5,405	5,372
Other receivables	279	366
Inventories, net	29,713	22,960
Deferred income taxes	693	587
Prepaid expenses	1,059	1,290

Total current assets	97,859	67,634
Property and equipment, net	7,572	12,949
Other assets	175	391

Total assets	$105,606	$80,974

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$5,341	$5,622
Customer deposits	1,245	837
Income and other taxes payable	3,594	600
Accrued expense	6,083	4,829

Total current liabilities	16,263	11,888
Long-term debt	—	—
Deferred income taxes	6,443	6,043

Total liabilities	22,706	17,931
Commitments and contingencies

Shareholders’ equity:
Preferred stock, par value $.10 per share; authorized 300,000 shares; none issued	—	—
Common stock, par value $.10 per shares; 15,000,000 shares authorized; 7,967,372 shares issued at June 30, 2007 and 8,302,130 shares issued at September 30, 2006	797	830
Class B stock, par value $.10 per share; 6,000,000 shares authorized 1,642,998 shares issued at June 30, 2007 and September 30, 2006	164	164
Unearned compensation	(169)	(270)
Capital in excess of par value	10,520	10,273
Retained earnings	71,278	53,641
Accumulated other comprehensive income (loss)	310	(1,595)

Total shareholders’ equity	82,900	63,043

	$105,606	$80,974

See accompanying notes to condensed consolidated financial statements.

GENCOR INDUSTRIES, INC.

Unaudited Condensed Consolidated Statements of Income

(In thousands, except per share data)

	Three-Months Ended June 30,		Nine-Months Ended June 30,
	2007	2006	2007	2006
Net revenue	$21,187	$18,919	$60,048	$52,452

Cost and expense:
Production costs	15,595	13,798	43,695	38,639
Product engineering and development	619	506	1,840	1,561
Selling, general and administrative	2,589	3,130	8,247	9,373

	18,803	17,434	53,782	49,573

Operating income	2,384	1,485	6,266	2,879

Other income (expense):
Interest income	54	51	111	126
Interest expense	(3)	(21)	(33)	(83)
Income from investees	4,765	—	19,937	14,547
Loss on sale of assets	—	—	(1,633)	—
Increase in value of marketable securities	1,777	(1,351)	4,387	1,262
Miscellaneous	(22)	22	35	56

	6,571	(1,299)	22,804	15,908

Income before income taxes	8,955	186	29,070	18,787

Income taxes	3,292	66	11,433	6,924

Net income	$5,663	$120	$17,637	$11,863

Basic and diluted earnings per common share:
Basic earnings per share	$0.59	$0.01	$1.81	$1.20

Diluted earnings per share	$0.59	$0.01	$1.81	$1.19

See accompanying notes to condensed consolidated financial statements.

GENCOR INDUSTRIES, INC.

Unaudited Condensed Consolidated Statements of Cash Flows

(In Thousands)

	Nine-Months Ended June 30,
	2007	2006
Cash flows from operations:
Net income	$17,637	$11,863
Adjustments to reconcile net income to cash provided (used) by operations:
Increase in Marketable securities	(13,000)	(6,000)
Increase in market value of Marketable securities	(4,387)	(1,262)
Deferred income taxes	294	(6,865)
Depreciation and amortization	687	1,012
Income from investees	(19,937)	(14,547)
Provision for allowance for doubtful accounts	270	301
Loss on sale of assets	1,633	—
Change in assets and liabilities:
Accounts receivable	(216)	(1,322)
Inventories	(6,753)	(200)
Prepaid expenses	231	256
Other Assets	—	(10)
Customer deposits	408	76
Income and other taxes payable	2,994	2,022
Accounts payable	(281)	911
Accrued expenses and other	1,355	572

Total adjustments	(36,702)	(25,056)

Cash provided (used) by operations	(19,065)	(13,193)

Cash flows from (used for) investing activities:
Distribution from unconsolidated investees	19,937	14,547
Stock options exercised	214	34
Proceeds from sale of assets	5,481	—
Capital expenditures	(303)	(350)

Cash from (used for) investing activities	25,329	14,231

Cash flows used for financing activities:
Repayment of debt	—	—
Net Borrowings	—	—

Cash provided (used) for financing activities	—	—

Effect of exchange rate changes on cash	—	17

Net increase in cash	6,264	1,055
Cash and cash equivalents at:
Beginning of period	1,110	4,206

End of period	$7,374	$5,261

See accompanying notes to condensed consolidated financial statements.

GENCOR INDUSTRIES, INC.

Notes to Condensed Consolidated Financial Statements

All amounts in thousands, except per share amounts

Note 1 – Basis of Presentation

The accompanying condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all material adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three-months and nine-months ended June 30, 2007 are not necessarily indicative of the results that may be expected for the year ended September 30, 2007.

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

Note 2 – Marketable Securities

Marketable securities are categorized as trading securities and stated at market value. Market value is determined using the quoted closing or latest bid prices. Realized gains and losses on investment transactions are determined by specific identification and are recognized as incurred in the statement of income. Net unrealized gains and losses are reported in the statement of income and represent the change in the market value of investment holdings during the period. At June 30, 2007, Marketable securities consisted of $27.7 in municipal bonds, $7.2 in money market funds, and $18.4 in equity stocks.

Note 3 – Inventories

The components of inventory consist of the following:

	June 30, 2007	September 30, 2006
Raw materials	$17,089	$11,731
Work in process	4,324	4,258
Finished goods	6,229	5,918
Used equipment	2,071	1,053

	$29,713	$22,960

Note 4 – Earnings Per Share Data

The following table sets forth the computation of basic and diluted earnings per share for the periods indicated.

	Three-Months Ended June 30,		Nine-Months Ended June 30,
	2007	2006	2007	2006
Net income	$5,663	$120	$17,637	$11,863

Denominator (shares in thousands):
Weighted average shares outstanding	9,610	9,935	9,741	9,910
Effect of dilutive stock options	—	—	3	23

Denominator for diluted EPS computation	9,610	9,935	9,744	9,933

Per common share:
Basic:
Net income	$0.59	$0.01	$1.81	$1.20
Diluted:
Net income	$0.59	$0.01	$1.81	$1.20

Note 5 – Comprehensive Income (Loss)

The total comprehensive income for the three-months and nine-months ended June 30, 2007 was $5,655 and $17,637, respectively. The total comprehensive income for the three-months and nine-months ended June 30, 2006 was $145 and $11,880, respectively. Total comprehensive income differs from net income due to gains and losses resulting from foreign currency translation, which are reflected separately in the shareholders’ equity section of the balance sheet under the caption “Accumulated other comprehensive loss.” Gains and losses resulting from foreign currency transactions are included in income.

Note 6 – Income From Investees

The Company owns a 45% interest in Carbontronics LLC and a 25% interest in Carbontronics Fuels LLC and Carbontronics II, LLC. These interests were earned as part of value of risk on contracts to build four synthetic fuel production plants during 1998. The Company has no basis in these equity investments or requirement to provide future funding. The operations of Carbontronics LLC consist of the receipt of contingent payments from the sales of the plants and the distribution thereof to its members. Carbontronics LLC has no other significant operations or assets. The operations of Carbontronics II, LLC consist of the receipt of royalty payments from the plants and the distribution thereof to its members. Carbontronics II, LLC has no other significant operations or assets. Any income arising from these investments is dependent upon tax credits (adjusted for operating losses at the fuel plants) being generated as a result of synthetic fuel production, which will be recorded as received. The Company received $4,765 of distributions in the quarter ended June 30, 2007 and a total of $19,937 for the nine months ended June 30, 2007. The Company received no distributions in the quarter ended June 30 2006. The Company received distributions of $15,547 for the nine months ended June 30, 2006 less an accrual of $1,000 for certain expenses associated with efforts by the Company as plaintiff in a matter against its synthetic fuels partners. These distributions are subject to state and Federal income taxes.

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

Results of Operations

Net sales for the quarters ended June 30, 2007 and 2006 were $21.2 million and $18.9 million, respectively. Domestic sales during the third quarter of fiscal 2007 increased $2.1 million from year ago levels. Domestic sales were higher than the prior year’s quarter due to the general improvement in the construction industry, partially due to the passage of the Federal highway bill in the summer of 2005. Foreign sales increased $.2 million from the prior year.

Net sales for the nine-months ended June 30, 2007 and 2006 were $60.0 million and $52.5 million, respectively. Domestic sales during the first nine-months of fiscal 2007 increased $6.6 million from year ago levels. Domestic sales were higher than the prior year’s due to the general improvement in the construction industry, partially due to the passage of the Federal highway bill in the summer of 2005. Foreign sales increased $.9 million from the prior year.

Our revenues are concentrated in the asphalt-related business and are subject to a seasonal slow-down during the third and fourth quarters of the calendar year.

Gross margin as a percent of net sales was 26.4 % for the quarter ended June 30, 2007, compared to 27.1% in the prior year. Gross margin as a percent of net sales was 27.2% for the nine-months ended June 30, 2007, and 26.3% for the nine-months ended June 30, 2006. Margin improvement for the nine months is due to the higher volumes being manufactured at our two domestic operations.

Selling and administrative expenses decreased $428 for the quarter ended June 30, 2007 to $3,208 and $847 for the nine-months ended June 30, 2007 to $10,087 due to reduced legal costs and depreciation for fiscal 2007.

The Company owns a 45% interest in Carbontronics LLC and a 25% interest in Carbontronics Fuels LLC and Carbontronics II, LLC. These interests were earned as part of value of risk on contracts to build four synthetic fuel production plants during 1998. The Company has no basis in these equity investments or requirement to provide future funding. Any income arising from these investments is dependent upon tax credits (adjusted for operating losses at the fuel plants) being generated as a result of synthetic fuel production, which will be recorded as received. The Company received distributions of $4,765 in the quarter ended June 30 2007. The Company received no distributions in the quarter ended June 30, 2006. For the nine months ended June 30, 2007, the Company received distributions of $19,937. For the nine months ended June 30, 2006, the Company received distributions of $15,457 less an accrual of $1,000 for certain expenses associated with efforts by the Company as plaintiff in a matter against its synthetic fuels partners. These distributions are subject to state and Federal income taxes.

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

The increase in value of marketable securities is a result of investing the net cash generated during the period and the net realized and unrealized gains during the period.

Liquidity and Capital Resources

On August 1, 2006, we entered into a Revolving Credit and Security Agreement with PNC Bank, N.A. The Agreement established a three year revolving $20 million credit facility and was renewed through July 31, 2009. The facility provides for advances based on accounts receivable, inventory and real estate. The facility includes a $2 million limit on letters of credit. At June 30, 2007, we had $.7 million of letters of credit outstanding. The interest rate at June 30, 2007, is at LIBOR plus 2.00% and subject to change based upon the Fixed Charge Coverage Ratio. We are required to maintain a Fixed Charge Coverage Ratio of 1.1:1. There are no required repayments as long as there are no defaults and there is adequate eligible collateral. Substantially all of our assets are pledged as security under the Agreement. We had no long term debt outstanding at June 30, 2007 or 2006.

As of June 30, 2007, we had $7.4 million in cash and cash equivalents, and $53.3 million in marketable securities. The marketable securities are invested in stocks, bonds, and money market funds through a professional investment advisor. Investment securities are exposed to various risks such as interest rate, market and credit. Due to the level of risk associated with certain investment securities and the level of uncertainty related to changes in the value of securities, it is possible that changes in these risk factors could have an adverse material impact on the our results of operations. The securities may be liquidated at any time into cash and cash equivalents.

Inventory increased due to increases in our orders as the backlog increased to $13.8 million from $7.5 million the prior year. Income taxes payable increased due to the increase in taxable income.

Seasonality

Our business is concentrated in the asphalt-related business and is subject to a seasonal slow-down during the third and fourth quarters of the calendar year. Traditionally, our customers do not purchase new equipment for shipment during the summer and fall months to avoid disrupting their peak season for highway construction and repair work. This slow-down often results in lower reported sales and earnings and or losses during the first and fourth quarters of our fiscal year ended September 30.

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

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

We operate manufacturing facilities and sales offices principally located in the United States and the United Kingdom. We are subject to business risks inherent in non-U.S. activities, including political and economic uncertainty, import and export limitations, and market risk related to changes in interest rates and foreign currency exchange rates. Our principal currency exposure against the U.S. dollar is the British pound. Periodically, we will use derivative financial instruments consisting primarily of interest rate hedge agreements to manage exposures to interest rate changes. Our objective in managing its exposure to changes in interest rates on its variable rate debt is to limit their impact on earnings and cash flow and reduce its overall borrowing costs.

At June 30, 2007, we had no debt outstanding. Under the Revolving Credit and Security Agreement, substantially all of our borrowings will bear interest at variable rates based upon the prime rate or a Eurodollar rate.

Marketable securities are invested in stocks, bonds, and money market funds through a professional investment advisor. Investment securities are exposed to various risks such as interest rate, market and credit. Due to the level of risk associated with certain investment securities and the level of uncertainty related to changes in the value of securities, it is possible that changes in these risk factors could have an adverse material impact on our results of operations or equity.

Our sensitivity analysis for interest rate risk excludes accounts receivable, accounts payable and accrued liabilities because of the short-term maturity of such instruments. The analysis does not consider the effect on other variables such as changes in sales volumes or management’s actions with respect to levels of capital expenditures, future acquisitions or planned divestures, all of which could be significantly influenced by changes in interest rates.

Item 4.	Controls and Procedures

The Company’s Chief Executive Officer and Chief Financial Officer evaluated our disclosure controls and procedures as of the end of the period covered by this report. Based upon this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective in ensuring that material information required to be disclosed is included in the reports that it files with the Securities and Exchange Commission.

There were no significant changes in our internal controls or, to the knowledge of the management of the Company, in other factors that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting during the period covered by this report.

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

GENCOR INDUSTRIES, INC.

August 10, 2007	By:	/s/ E.J. Elliott
E.J. Elliott, Chairman and Chief Executive Officer

August 10, 2007	By:	/s/ Scott W. Runkel
Scott W. Runkel, Chief Financial Officer
(Principal Financial and Accounting Officer)