Form 10-K
period 2007-09-30
GENCOR INDUSTRIES INC
filed 2007-12-19
CIK 64472

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10 – K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended September 30, 2007

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

The aggregate market value of the common equity held by non-affiliates computed by reference to the price at which the common equity was last sold as of the last business day of the most recently completed second fiscal quarter was $62,034,060.

Indicate the number of shares outstanding of each of the Registrant’s classes of Common Stock, as of the latest practicable date: 7,967,372 shares of Common Stock ($.10 par value) and 1,642,998 shares of Class B Stock ($.10 par value) as of November 27, 2007.

DOCUMENTS INCORPORATED BY REFERENCE

Part III of this Form 10-K is incorporated by reference from the Registrant’s 2008 Proxy Statement for the Annual Meeting of the Stockholders.

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

On January 5, 2005, the Company was informed that the IRS had concluded its examination of the investees with no material adverse findings. As a result, distributions suspended since August 2003 resumed. The Company received $44.2 million during the fiscal year 2005. The Company recognized income of $14.5 million in 2006, for the distribution received less an accrual of $1 million for certain expenses associated with efforts by the Company as plaintiff in a matter against its synthetic fuels partners. The Company received $19.9 million of distributions in fiscal 2007. These distributions are subject to state and Federal income taxes.

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

The existing tax credit legislation is expiring at the end of calendar year 2007. Consequently, the four synthetic fuel plants are being decommissioned. The plants are in process of being sold or transferred to site owners in exchange for a release of all contracted liabilities related to the removal of plants from the sites. The administrative partner has informed the Company that there will be no operations in calendar 2008 and almost all of the partnership affairs will be finalized in early 2008. It is not possible to predict the amount, if any, of final distributions from the partnerships upon the final disposition and winding-up of operations.

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

Sales Backlog

The Company’s manufacturing processes allow for a relatively short turnaround from the order date to shipment date of usually less than ninety (90) days. Therefore, the size of the Company’s backlog should not be viewed as an indicator of the Company’s annualized revenues or future financial results. The Company’s backlog was approximately $29 million and $28 million as of December 1, 2007 and December 1, 2006, respectively.

Financial Information about Geographic Areas

The Company has operations outside of the United States in the United Kingdom. For a geographic breakdown of revenues see the table captioned Reporting Segments in Note 1 in our consolidated financial statements in Item 8 below.

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

Employees

As of September 30, 2007, the Company employed a total of 434 employees; there were 421 employees in the domestic U.S. operations and 13 employees in the U.K. operations. The Company has collective bargaining agreements covering production and maintenance employees at its Marquette, Iowa facilities. The remaining domestic employees are not represented by a labor union or collective bargaining agreement. The Company believes that its relationship with its employees is good.

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

Our business is affected by the level of government funding for highway construction. In 2005, the Federal Government passed the SAFETEA-LU bill. This bill appropriated a multi-year guaranteed funding for federal highway, transit and safety programs. Many of our customers depend on funding by Federal and state agencies. Future legislation may increase or decrease government spending, which if decreased, could have a negative affect on our financial condition or results of operations.

Income from our investment in synthetic fuel partnerships is affected by the level of oil prices. The tax credits provided for the synthetic fuel industry under Section 29 of the Internal Revenue Code could phase-out or terminate if oil prices exceed certain levels. Other contingencies affecting the income from these investments include the ability to economically produce and successfully market synthetic fuel produced by these partnerships.

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

We could be harmed if we violate financial covenants contained in our credit facility. Our Revolving Credit and Security Agreement with PNC Bank, N.A., dated August 1, 2003, and amended July 31, 2006, imposes certain financial and operating covenants upon us, including, among others, restrictions on our ability to incur debt, or take certain other corporate actions. In addition, the credit facility requires that we maintain certain financial ratios and provides for limitations on capital expenditures. The foregoing covenants may restrict our ability to obtain additional funds, dispose of assets, or otherwise pursue our business strategies, and may impair our ability to obtain additional financing to fund future working capital requirements, capital expenditures, acquisitions and other general corporate purposes. Changes in economic or business conditions, results of operations or other factors could in the future cause a violation of one or more covenants in the credit facility, which could have a negative impact on our financial condition or results of operations.

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

If we are unable to attract and retain key personnel, our business could be adversely affected. The success of our business will continue to depend substantially upon the efforts, abilities and services of our management team and certain other key employees. The loss of one or more key employees could adversely affect our operations. Our ability to attract and retain qualified personnel, either through direct hiring, or acquisition of other businesses employing such persons, will also be an important factor in determining our future success.

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

We are subject to extensive environmental laws and regulations, and our costs related to compliance with, or our failure to comply with, existing or future laws and regulations, could adversely affect our business and results of operations. Our operations are subject to federal, state, local and foreign laws and regulations relating to the protection of the environment. Sanctions for noncompliance may include revocation of permits, corrective action orders, administrative or civil penalties and criminal prosecution. Our business involves environmental management and issues typically associated with historical manufacturing operations. To date, our cost of complying with environmental laws and regulations has not been material, but the fact that such laws or regulations are changed frequently makes predicting the cost or impact of such laws and regulations on our future operations uncertain.

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

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None.

ITEM 2.	PROPERTIES

The following table lists the properties owned or leased by the Company as of September 30, 2007:

Location	Owned Acreage	Building Square Footage	Principal Function
Billingshurst, West Sussex England	1.2	5,000	Offices
Marquette, Iowa (1)	72.0	137,000	Offices and manufacturing
Orlando, Florida (1)	27.0	171,000	Corporate offices and manufacturing

(1)	These properties are owned and pledged as security under the Company’s credit agreement.

See Note 3 to our consolidated financial statements in Item 8 below for more information about our properties.

ITEM 3.	LEGAL PROCEEDINGS

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

There were no matters submitted during the fourth quarter of this fiscal year to a vote of security holders.

PART II

ITEM 5.	MARKET FOR THE REGISTRANT’S COMMON EQUITY AND RELATED SHAREHOLDER MATTERS

The Company’s stock is traded over the counter on the Pink Sheets and the OTC Electronic Bulletin Board under the symbol “GNCI.OB”. Following are the high and low per share bid prices for our common stock for the periods indicated:

	HIGH	LOW
2007

First Quarter	$12.85	$9.20

Second Quarter	$12.25	$9.00

Third Quarter	$11.00	$9.00

Fourth Quarter	$10.25	$9.00

2006

First Quarter	$8.25	$6.20

Second Quarter	$10.00	$7.30

Third Quarter	$9.95	$9.05

Fourth Quarter	$9.50	$9.10

As of November 27, 2007, there were 325 holders of Common Stock of record and seven holders of Class B Stock of record.

Dividend Policy

The Company has not paid any dividends during the last two fiscal years and there is no intention to pay cash dividends in the foreseeable future.

EQUITY COMPENSATION PLAN

In the following table is information about our common stock that may be issued upon exercise of options, warrants and rights under all of our existing equity compensation plans and arrangements as of September 30, 2007, including the 1997 Stock Option Plan.

Plan Category	Number of Securities to be issued upon exercise of outstanding options, warrants and rights	Weighted- average exercise price of outstanding options, warrants and rights	Number of Securities remaining available for future issuance under equity compensation plans (excluding securities reflected in second column)
Equity compensation plans approved by security holders	30,000	$9.32	0
Equity compensation plans not approved by security holders	0	0	0

Total	30,000	$9.32	0

The following graph sets forth the cumulative total stockholder return (assuming reinvestment of dividends) to the Company’s stockholders during the five-year period ended September 30, 2007, as well as the Wilshire Small Capitalization Index and the Dow Jones Heavy Construction Index. The stock performance assumes $100 was invested on October 1, 2002.

Comparison of Cumulative Total Return Among Gencor Industries, Inc., the

Wilshire Small Capitalization Index and the Dow Jones Heavy Construction Index

With Base Year of 2002:	9/30/02	9/30/03	9/30/04	9/30/05	9/30/06	9/30/07
Gencor Industries, Inc.	100.00	142.42	530.30	493.94	560.61	600.00

DJ Heavy Construction Index	100.00	140.32	153.16	243.91	289.83	584.36

Wilshire Small Cap Index	100.00	139.22	160.48	192.20	196.94	208.66

Subsequent to June 1, 2000, the Company’s stock has traded on the “pink sheets” under the stock symbol “GRCX” until 2003 when the stock symbol was changed to “GNCI”. In January 2005, quotation on the Company’s stock commenced reporting on the OTC Electronic Bulletin Board under the symbol “GNCI.OB”.

On December 20, 2007, the Company’s stock will be available for trading on NASDAQ under the symbol “GENC”.

ITEM 6.	SELECTED FINANCIAL DATA

	Years Ended September 30
	2007	2006	2005	2004	2003
	(in thousands, except per share data)
Net revenue	$75,286	$67,107	$48,140	$54,070	$55,898

Operating income (loss)	$6,333	$1,359	$(1,258)	$4,171	$(1,173)

Net Income	$18,495	$11,587	$31,307	$2,604	$7,260

Per share data:
Basic:
Net Income	$1.91	$1.17	$3.50	$0.30	$0.84

Diluted:
Net Income	$1.91	$1.17	$3.29	$0.27	$0.82
Cash dividends declared per common share	$—	$—	$—	$—	$—

Selected balance sheet data:
	September 30,
	2007	2006	2005	2004	2003
Current assets	$96,392	$67,634	$63,745	$22,195	$19,331
Current liabilities	$14,048	$11,888	$10,361	$18,437	$16,518
Total assets	$104,227	$80,974	$78,010	$42,812	$40,634
Long-term debt, less current maturities	$—	$—	$—	$5,701	$5,321
Shareholders’ equity	$83,781	$63,043	$51,435	$15,294	$12,609

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Results of Operations

Year ended September 30, 2007 compared with the year ended September 30, 2006

Net sales for the years ended September 30, 2007 and 2006 were $75.3 million and $67.1million, respectively. Domestic sales during this period for 2007 and 2006 were $72.4 million and $63.1 million, respectively. Domestic sales were higher than the prior year due to the general improvement in the road-building industry, partially due to the passage of the Federal highway bill in the summer of 2005. Foreign sales decreased by $1.1 million due to one large order in 2006. Backlog was $24.5 million at September 30, 2007, compared to a backlog of only $5 million at September 30, 2006.

Gross margin for fiscal 2007 was $3.1 million higher than fiscal 2006 and as a percent of net sales was 26.4% in 2007 and 25.0% of sales for 2006. The increased volume in our manufacturing plants improved overhead absorption and improved margins. Domestic margins were negatively affected by $.7 million in 2007 and 2006 due to an increase in the LIFO reserve.

Product engineering and development costs increased $.5 million due to hiring of additional engineers. Selling and administrative expenses decreased $2.4 million during 2007 due to lower legal costs offset by $.7 million due to higher commissions and payroll costs resulting from the higher sales volume.

Operating income was $6.3 million in 2007 compared to $1.4 million in 2006. Operating income increased as a result of increased domestic business, higher gross margins in 2007, and reduced selling and administrative expenses.

During fiscal 2007, we sold land and buildings for $5,481 resulting in a loss of $1,633 after an adjustment of $1,905 for the cumulative translation adjustment related to the assets sold.

The increase in value of marketable securities is a result of additional net cash invested in marketable securities ($10 million) and the increase in the market value ($5.8 million) of the securities held in the portfolio.

We recognized income from investees of $19,937 in 2007 and $14,547 of income from investees in 2006. The operations of Carbontronics LLC consist of the receipt of contingent payments from the sales of the plants and the distribution thereof to its members. Carbontronics LLC has no other significant operations or assets. The operations of Carbontronics II, LLC consist of the receipt of royalty payments from the plants and the distribution thereof to its members. Carbontronics II, LLC has no other significant operations or assets. Any income arising from these investments is dependent upon tax credits (adjusted for operating losses at the fuel plants) being generated as a result of synthetic fuel production, which will be recorded as received. These distributions are subject to state and Federal income taxes. Future distributions from these entities depend upon the production of these operations continuing to qualify for tax credits under Section 29 of the Internal Revenue Code and the ability to economically produce and market synthetic fuel produced by the plants. One of the contingencies related to future benefits from these entities is based on the average price of crude oil. Per a provision of Section 29, if the average price of crude oil reaches a certain level, the tax credits will terminate. The recent escalation in oil prices raises serious doubt on the continued availability of tax credits under Section 29 for the future. If oil prices remain at the current levels or increase, the tax credits could phase-out or terminate. Any one of the above eventualities may interrupt, reduce, or terminate further distributions.

The existing tax credit legislation is expiring at the end of calendar year 2007. Consequently, the four synthetic fuel plants are being decommissioned. The plants are in process of being sold or transferred to site owners in exchange for a release of all contracted liabilities related to the removal of plants from the sites. The administrative partner has informed the Company that there will be no operations in calendar 2008 and almost all of the partnership affairs will be finalized in early 2008. It is not possible to predict the amount, if any, of final distributions from the partnerships upon the final disposition and winding-up of operations.

Income taxes were 39.5% of pre-tax income for 2007 and 37% for 2006. The effective tax rate is higher than the Federal rate of 35% due to state income taxes and losses for foreign operations for which no tax benefit has been recognized.

Year ended September 30, 2006 compared with the year ended September 30, 2005

Net sales for the years ended September 30, 2006 and 2005 were $67.1 million and $48.1million, respectively. Domestic sales during this period for 2006 and 2005 were $63.1 million and $46.9 million, respectively. Domestic sales were higher than the prior year due to the improved economy and the passage of the Federal highway bill in the summer of 2005. Foreign sales increased by $2.7 million due to one large order. Backlog was only $5 million at September 30, 2006, however, it had increased to over $28 million as of December 1, 2006. This compares to a backlog of $24 million as of December 1, 2005.

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

The increase in value of marketable securities is a result of the net cash invested in marketable securities since the second quarter of fiscal 2005 and the increase in the market value of the securities held in the portfolio.

The Company recognized income from investees of $14,457 in 2006, for the distribution received less an accrual of $1 million for certain expenses associated with our efforts as plaintiff in a matter against its synthetic fuels partners. We received $44,238, during the fiscal year 2005. We received no distributions in fiscal 2004. The operations of Carbontronics LLC consist of the receipt of contingent payments from the sales of the plants and the distribution thereof to its members. Carbontronics LLC has no other significant operations or assets. The operations of Carbontronics II, LLC consist of the receipt of royalty payments from the plants and the distribution thereof to its members. Carbontronics II, LLC has no other significant operations or assets. Any income arising from these investments is dependent upon tax credits (adjusted for operating losses at the fuel plants) being generated as a result of synthetic fuel production, which will be recorded as received. These distributions are subject to state and Federal income taxes. Future distributions from these entities depend upon the production of these operations continuing to qualify for tax credits under Section 29 of the Internal Revenue Code and the ability to economically produce and market synthetic fuel produced by the plants. One of the contingencies related to future benefits from these entities is based on the average price of crude oil. Per a provision of Section 29, if the average price of crude oil reaches a certain level, the tax credits will terminate. The recent escalation in oil prices raises serious doubt on the continued availability of tax credits under Section 29 for the future. If oil prices remain at the current levels or increase, the tax credits could phase-out or terminate. The existing tax credit legislation is scheduled to expire at the end of calendar year 2007. Any one of the above eventualities may interrupt, reduce, or terminate further distributions.

Income taxes were 37% of pre-tax income for 2006 and 31% for 2005. The tax provision in 2005 includes a reduction of $2.5 million (5.5%) in the tax contingency reserve as a result of resolution of prior year tax filings and expiration of the statute of limitations.

Liquidity and Capital Resources

We entered into a Revolving Credit and Security Agreement with PNC Bank, N.A. The Agreement established a three year revolving $20 million credit facility and was renewed through July 31, 2009. The facility provides for advances based on accounts receivable, inventory and real estate. The facility includes a $2 million limit on letters of credit. At September 30, 2007, we had $.7 million of letters of credit outstanding. The interest rate at September 30, 2007, is at LIBOR plus 2.00% and subject to change based upon the Fixed Charge Coverage Ratio. We are required to maintain a Fixed Charge Coverage Ratio of 1.1:1. There are no required repayments as long as there are no defaults and there is adequate eligible collateral. Substantially all of our assets are pledged as security under the Agreement. We had no long term debt outstanding at September 30, 2007 or 2006.

As of September 30, 2007, we had $3.7 million in cash and cash equivalents, and $51.8 million in marketable securities. The marketable securities are invested in stocks and bonds through a professional investment advisor. The securities may be liquidated at any time into cash and cash equivalents.

Inventories have increased from $23.0 million at September 30, 2006, to $34.7 million at September 30, 2007, as we have built inventory to meet the high demands for plant deliveries in early calendar 2008. This demand is reflected in the large backlog of $24.5 million at September 30, 2007, versus only $4.6 million in backlog at September 30, 2006.

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

Investment in Unconsolidated Investees

As of September 30, 2007, 2006, and 2005, we own a 45% interest in Carbontronics LLC and a 25% interest in Carbontronics Fuels LLC and Carbontronics II LLC. These interests were obtained as part of contracts to build four synthetic fuel production plants during 1998. We have no basis in these equity investments or requirement to provide future funding. Any income arising from these investments is dependent upon tax credits (adjusted for operating losses at the fuel plants) being generated as a result of synthetic fuel production, which will be recorded as received.

Inflation

The overall effects of inflation on our business during the periods discussed have not been significant. We monitor the prices we charge for our products and services on an ongoing basis and believe that we will be able to adjust those prices to take into account future changes in the rate of inflation.

Contractual Obligations

The following table summarizes our outstanding borrowings and long-term contractual obligations at September 30, 2007:

		Less than		3 - 5	More than
	Total	1 Year	1-3 Years	Years	5 Years
Long-term debt	$—	$—	$—	$—	$—
Operating leases	$142	$67	$75	$—	$—

Total	$142	$67	$75	$—	$—

The long-term debt facility matures in 2009. We also have $.7 million of letters of credit outstanding. The letters of credit are for one year and have been renewed annually.

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

At September 30, 2007 and 2006, the Company had no debt outstanding. Under the Revolving Credit and Security Agreement, substantially all of the Company’s borrowings will bear interest at variable rates based upon the prime rate or LIBOR.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors

Gencor Industries, Inc.

Orlando, Florida

We have audited the accompanying consolidated balance sheets of Gencor Industries, Inc. and subsidiaries as of September 30, 2007 and 2006, and the related consolidated statements of income, shareholders’ equity and cash flows for the years ended September 30, 2007, 2006 and 2005. Our audits also included the financial statement schedule listed in the accompanying index. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Gencor Industries, Inc. and subsidiaries as of September 30, 2007 and 2006, and the results of their operations and their cash flows for the years ended September 30, 2007, 2006 and 2005, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the financial statement schedule referred to above, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

MOORE STEPHENS LOVELACE, P.A.

Certified Public Accountants

Orlando, Florida

December 13, 2007

Part I. Financial Information

GENCOR INDUSTRIES, INC.

Consolidated Balance Sheets

(In thousands, except per share data)

	September 30 2007	September 30 2006
ASSETS
Current assets:
Cash and cash equivalents	$3,707	$1,110
Marketable securities at market value (Cost $42,000 at September 30, 2007 and $32,000 at September 30, 2006)	51,780	35,949
Account receivable, less allowance for doubtful accounts of $1,685 ($1,440 at September 30, 2006)	4,570	5,372
Other receivables	288	366
Inventories, net	34,694	22,960
Deferred income taxes	—	587
Prepaid expenses	1,353	1,290

Total current assets	96,392	67,634
Property and equipment, net	7,660	12,949
Other assets	175	391

Total assets	$104,227	$80,974

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Account payable	$4,132	$5,622
Customer deposits	1,414	837
Income and other taxes payable	2,164	600
Accrued expenses	6,338	4,829

Total current liabilities	14,048	11,888
Long-term debt	—	—
Deferred income taxes	6,398	6,043

Total liabilities	20,446	17,931
Commitments and contingencies
Shareholder’s equity:
Preferred stock, par value $.10 share; authorized 300,000 shares; none issued	—	—
Common stock, par value $.10 per share; 15,000,000 shares authorized; 7,967,372 shares and 8,302,130 shares issued at September 30, 2007 and 2006, respectively	797	830
Class B Stock, par value $.10 per share; 6,000,000 shares authorized; 1,642,998 shares issued at September 30,2007 and 2006	164	164
Unearned compensation	(135)	(270)
Capital in excess of par value	10,520	10,273
Retained earnings	72,136	53,641
Accumulated other comprehensive income (loss)	299	(1,595)

Total shareholder’s equity	83,781	63,043

	$104,227	$80,974

See accompanying notes to consolidated financial statements

GENCOR INDUSTRIES, INC.

Consolidated Statements of Income

(In thousands, except per share data)

	For the Years Ended September 30,
	2007	2006	2005
Net revenue	$75,286	$67,107	$48,140
Cost and expense:
Production costs	55,436	50,348	37,218
Product engineering and development	2,567	2,075	1,911
Selling, general and administrative	10,950	13,325	10,269

	68,953	65,748	49,398

Operating income (loss)	6,333	1,359	(1,258)

Other income (expense):
Interest income	159	160	92
Interest expense	(48)	(85)	(161)
Income from investees	19,937	14,457	44,238
Loss on sale of assets	(1,633)	—	—
Increase in value of marketable securities	5,831	2,162	1,787
Miscellaneous	6	327	386

	24,252	17,021	46,342
Income before income taxes	30,585	18,380	45,084
Income taxes	12,090	6,793	13,777

Net income	$18,495	$11,587	$31,307

Basic earnings per common share:
Net income	$1.91	$1.17	$3.50

Diluted earnings per common share:
Net income	$1.91	$1.17	$3.29

See accompanying notes to consolidated financial statements.

GENCOR INDUSTRIES, INC.

Consolidated Statements of Shareholders’ Equity

(In thousands)

For the Years Ended September 30, 2007, 2006 and 2005

	Common Stock		Class B Stock		Unearned Compensation	Capital in Excess of Par Value	Retained Earnings (Accumulated Deficit)	Comprehensive Income (Loss)	Accumulated Other Comprehensive Income (Loss)	Subscription Receivable From Officer	Treasury Stock		Total Shareholders’ Equity
	Shares	Amount	Shares	Amount							Shares	Cost
September 30, 2004	7,094	$709	1,878	$188	$—	$11,467	$10,747		$(6,018)	$(95)	179	$(1,704)	$15,294

Net income	—	—	—	—	—	—	31,307	$31,307	—	—	—	—	31,307
Stock options exercised	1,103	111	—	—	—	192	—	$—	—	—	—	—	303
Collection of subscription										95	—	—	95
Disposal of foreign assets									4,347				4,347
Conversion of Class B Stock	143	14	(143)	(14)	—	—
Translation adj.	—	—	—	—	—	—	—	89	89	—	—	—	89

Comprehensive income								$31,396

September 30, 2005	8,340	$834	1,735	$174	$—	$11,659	$42,054		$(1,582)	$—	179	$(1,704)	$51,435

Net income	—	—	—	—	—	—	11,587	$11,587	—	—	—	—	11,587
Stock options granted					(270)	270
Stock options exercised	49	5	—	—	—	29	—	$—	—	—	—	—	34
Retirement of treasury stock	(87)	(9)	(92)	(10)	—	(1,685)	—		—	—	(179)	1,704	—
Translation adj.	—	—	—	—	—	—	—	(13)	(13)	—	—	—	(13)

Comprehensive income								$11,574

September 30, 2006	8,302	$830	1,643	$164	$(270)	$10,273	$53,641		$(1,595)	$—	$—	$—	$63,043

Net income	—	—	—	—	—	—	18,495	$18,495	—	—	—	—	18,495
Amortization					135								135
Stock retired	(335)	(33)	—	—	—	247	—	$—	—	—	—	—	214
Disposal of foreign assets					—		—		1,905	—			1,905
Translation adj.	—	—	—	—	—	—	—	(11)	(11)	—	—	—	(11)

Comprehensive income								$18,484

September 30, 2007	7,967	$797	1,643	$164	$(135)	$10,520	$72,136		$299	$—	$—	$—	$83,781

See accompanying notes to consolidated financial statements.

GENCOR INDUSTRIES, INC.

Consolidated Statements of Cash Flows

In Thousands

	For the Years Ended September 30,
	2007	2006	2005
Cash flows from operations:
Net income	$18,495	$11,587	$31,307
Adjustments to reconcile net income to cash provided (used) by operations:
Increase in Marketable securities	(10,000)	(1,000)	(31,000)
Increase in market value of marketable securities	(5,831)	(2,162)	(1,787)
Deferred income taxes	2,714	(8,837)	14,824
Depreciation and amortization	932	1,358	847
Income from investees	(19,937)	(14,547)	(44,238)
Provision for doubtful accounts	360	470	328
Loss on sale of assets	1,633	—	—
Change in assets and liabilities:
Accounts receivable	520	(2,259)	(1,757)
Unearned compensation	135	—	—
Other receivables	—	—	95
Inventories	(11,734)	(3,724)	(2,292)
Prepaid expenses	(63)	356	(68)
Account payable	(1,490)	1,131	1,014
Customer deposits	577	(1,265)	1,003
Income and other taxes payable	(208)	457	(1,340)
Accrued expenses	1,509	1,184	(1,007)

Total adjustments	(40,883)	(28,838)	(65,378)

Cash provided by (used for ) operations	(22,388)	(17,251)	(34,071)

Cash flows from (used for ) investing activities:
Distributions from unconsolidated investees	19,937	14,547	44,238
Capital expenditures	(637)	(413)	(1,202)
Proceeds from assets held for sale	5,481	—	—

Cash from (used for) investing activities	24,781	14,134	43,036
Cash flows used for financing activities:
Stock transactions	214	34	303
Net repayment of debt	—	—	(5,701)
Net borrowings	—	—	—

Cash provided (used) for financing activities	214	34	(5,398)
Effect of exchange rate changes on cash	(10)	(13)	89

Net increase (decrease) in cash	2,597	(3,096)	3,656
Cash and cash equivalents at:
Beginning of period	1,110	4,206	550

End of period	$3,707	$1,110	$4,206

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

The following presents the calculation of the basic and diluted income per share from continuing operations for the years ended September 30, 2007, 2006 and 2005:

	2007			2006			2005
	Income	Shares	Per Share Amount	Income	Shares	Per Share Amount	Income	Shares	Per Share Amount
Basic ESP	$18,495	9,708,008	$1.91	$11,587	9,918,803	$1.17	$31,307	8,953,537	$3.50
Diluted ESP	$18,495	9,710,000	$1.91	$11,587	9,936,329	$1.17	$31,307	9,515,128	$3.29

Cash Equivalents

Cash equivalents, which consist of short-term certificates of deposit and deposits in money market accounts with original maturities of three months or less, are carried at cost, which approximates their market value.

Marketable Securities

Marketable securities are categorized as trading securities and stated at market value. Market value is determined using the quoted closing or latest bid prices. Realized gains and losses on investment transactions are determined by specific identification and are recognized as incurred in the statement of income. Net unrealized gains and losses are reported in the statement of income and represent the change in the market value of investment holdings during the period. At September 30, 2007, Marketable securities consisted of $33,483 in municipal bonds and $18,297 in equity stocks. At September 30, 2006 Marketable securities consist of $6,531 in municipal bonds and $29,418 in equity stocks.

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

Investment in Unconsolidated Investees

The Company owns a 45% interest in Carbontronics LLC and a 25% interest in Carbontronics Fuels LLC and Carbontronics II, LLC. These interests were earned as part of value of risk on contracts to build four synthetic fuel production plants during 1998. The Company has no basis in these equity investments or requirement to provide future funding. The operations of Carbontronics LLC consist of the receipt of contingent payments from the sales of the plants and the distribution thereof to its members. Carbontronics LLC has no other significant operations or assets. The operations of Carbontronics II, LLC consist of the receipt of royalty payments from the plants and the distribution thereof to its members. Carbontronics II, LLC has no other significant operations or assets. Any income arising from these investments is dependent upon tax credits (adjusted for operating losses at the fuel plants) being generated as a result of synthetic fuel production, which will be recorded as received. The Company received $19,937 of distributions in fiscal 2007. The Company recognized income of $14,547 in 2006, for the distribution received less an accrual of $1,000 for certain expenses associated with efforts by the Company as plaintiff in a matter against its synthetic fuels partners. The Company received $44,238, during the fiscal year 2005. These distributions are subject to state and Federal income taxes.

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

The existing tax credit legislation is expiring at the end of calendar year 2007. Consequently, the four synthetic fuel plants are being decommissioned. The plants are in process of being sold or transferred to site owners in exchange for a release of all contracted liabilities related to the removal of plants from the sites. The administrative partner has informed the Company that there will be no operations in calendar 2008 and almost all of the partnership affairs will be finalized in early 2008. It is not possible to predict the amount, if any, of final distributions from the partnerships upon the final disposition and winding-up of operations.

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

In June 2006, the FASB issued FASB Interpretation 48 “Accounting for Uncertainty in Income Taxes-an interpretation of FASB Statement No. 109”. This Interpretation clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB No. 109, “Accounting for Income Taxes”. This Interpretation prescribes a recognition threshold and measurement approach for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The Interpretation is effective for fiscal years beginning after December 15, 2006. We believe that this Interpretation will not have a material impact on the Company’s financial statements.

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

NOTE 1 – NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

On September 28, 2006, the Company granted 30,000 options at market price to certain officers and directors of the Company. The fair value is estimated on grant date using the Black-Scholes options pricing model. Volatility was based on historical activity and the term was estimated based on the life of the option and the vesting period. As a result, $270 of unearned compensation was recorded at September 30, 2006 and is being charged to operating expense over the vesting period of two years.

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

Reporting Segments

Information concerning principal geographic areas is as follows:

	2007		2006		2005
	Revenues	Long-Term Assets	Revenues	Long-Term Assets	Revenues	Long-Term Assets
United States	$72,394	$7,471	$63,150	$7,701	$46,867	$7,294
United Kingdom	2,892	364	3,957	5,637	1,273	6,027

Total	$75,286	$7,835	$67,107	$13,338	$48,140	$13,321

Revenues are attributed to geographic areas based on the location of the assets producing the revenues.

NOTE 2 – INVENTORIES, NET

Inventories, net at September 30 consist of the following:

	2007	2006
Raw materials	$19,905	$11,731
Work in process	6,669	4,258
Finished goods	6,165	5,918
Used equipment	1,955	1,053

	$34,694	$22,960

At September 30, 2007, accumulated costs of approximately $8,739 on major contracts, net of progress payments of approximately $6,693, and estimated earnings of approximately $5,015 amount to approximately $7,061 and are included in inventory. At September 30, 2006, accumulated costs of approximately $3,025 on major contracts, net of progress payments of approximately $734 and estimated earnings of approximately $1,567, amount to approximately $3,858 and are included in inventory.

At September 30, 2007 and 2006, cost is determined by the last-in, first-out (LIFO) method for inventories. The estimated current cost of inventories exceeded their LIFO basis by approximately $5,254 and $4,578, respectively.

NOTE 3 – PROPERTY AND EQUIPMENT

Property and equipment at September 30 consist of the following:

	2007	2006
Land and improvements	$3,026	$2,977
Building and improvements	11,958	17,144
Equipment	8,993	8,995

	23,977	29,116
Less: Accumulated depreciation and amortization	(16,317)	(16,167)

	$7,660	$12,949

Property and equipment includes approximately $7,489 and $7,517 of fully depreciated assets, which remain in service during fiscal 2007 and 2006.

Substantially all of the Company’s property and equipment is pledged as collateral for the Company’s debt.

Depreciation and amortization expense for the years ended September 30, 2007, 2006 and 2005 was approximately $932, $1,358, and $847, respectively. There was no interest capitalized during these years.

NOTE 4 – ACCRUED EXPENSES

Accrued expenses consist of the following at September 30:

	2007	2006
Payroll and related accruals	$2,598	$1,958
Warranty and related accruals	405	414
Professional fees	2,430	1,559
Other	905	898

Total	$6,338	$4,829

NOTE 5 – INCOME TAXES

The provision for income taxes consists of:

	2007	2006	2005
Current:
Federal	$8,583	$15,430	$437
State	746	1,329	—
Foreign	47	(65)	7

Total current expense	9,376	16,694	444

Deferred	2,714	(9,901)	13,333

Provision for income taxes	$12,090	$6,793	$13,777

The difference between the U.S. federal income tax rate and the Company’s effective income tax rate is as follows:

	2007	2006	2005
Federal income tax rate	35.0%	35.0%	34.0%
State income taxes	2.4%	2.3%	2.3%
Reduction in tax contingency reserve as a result of resolution of prior year filings and expiration of the statute of limitations.	—	—	-5.5%
Losses for which no tax benefit has been recognized	2.3%	—	0.4%
Other	-0.2%	-0.3%	-0.6%

	39.5%	37.0%	30.6%

Accumulated deficits of non-U.S. subsidiaries included in consolidated retained earnings (deficit) amounted to ($382) and ($2,582) as of September 30, 2007, and 2006, respectively. The Company follows the policy of indefinitely reinvesting foreign earnings, if any, to expand its international operations. Accordingly, the Company will not provide U.S. income taxes on any future earnings. In the event any earnings of non-U.S. subsidiaries are repatriated, the Company will provide U.S. income taxes upon repatriation of such earnings which will be offset by applicable foreign tax credits, subject to certain limitations.

Total income taxes paid were $5,436, $15,725, and $1,331 in 2007, 2006, and 2005, respectively.

NOTE 6 – RETIREMENT BENEFITS

401(k) Plan

The Company has a voluntary 401(k) employee benefit plan which covers all eligible domestic employees. The Company makes discretionary matching contributions subject to a maximum level, in accordance with the terms of the plan. The Company charged approximately $114, $104, and $105 to operating expense under the provisions of the plan during the fiscal years 2007, 2006 and 2005, respectively.

NOTE 7 – LONG-TERM DEBT

The Company had no long term debt outstanding at September 30, 2007 or 2006.

The Company entered into a Revolving Credit and Security Agreement with PNC Bank, N.A. The Agreement established a three year revolving $20 million credit facility and was renewed through July 31, 2009. The facility provides for advances based on accounts receivable, inventory and real estate. The facility includes a $2 million limit on letters of credit. At September 30, 2007, the Company had $.7 million of letters of credit outstanding. The interest rate at September 30, 2007, is at LIBOR plus 2.00% and subject to change based upon the Fixed Charge Coverage Ratio. The Company is required to maintain a Fixed Charge Coverage Ratio of 1.1:1. There are no required repayments as long as there are no defaults and there is adequate eligible collateral. Substantially, all of Company’s assets are pledged as security under the Agreement.

NOTE 8 – COMMITMENTS AND CONTINGENCIES

Leases

The Company leases certain equipment under non-cancelable operating leases. Future minimum rental commitments under these leases at September 30, 2007 consist of $142 due over the next three years.

Total rental expense for the fiscal years ended 2007, 2006 and 2005 was $193, $150 and $147, respectively.

Litigation

The Company has various pending litigation and other claims. Those claims which are made in the ordinary course of business may be covered in whole or in part by insurance, and if found against the Company, management does not believe these matters will have a material effect on the Company’s financial position, results of operations or cash flows.

NOTE 9 – SHAREHOLDERS’ EQUITY

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

NOTE 10 – STOCK OPTIONS

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

NOTE 10 – STOCK OPTIONS (continued)

During 2006, 30,000 options were granted to certain officers and Directors of the Company at the market value, ($9.32) at the date of grant. These options vest over two years and are exercisable through 2016. The fair value of these options is estimated on grant date using the Black-Scholes options pricing model. As a result, $270 of unearned compensation was recorded at September 30, 2006 and will be charged to operating expense over the vesting period of two years. As of September 30, 2007, there are no options available for future grants under the plans.

The following table summarizes option activity under the plans:

	Number of Shares	Option Price Per Share
Outstanding at September 30, 2003	1,526,000	$1.71
Exercised at price of $1.65 and $.87 per share	(110,000)	1.22

Outstanding at September 30, 2004	1,416,000	1.74

Exercised at price of $.87 -$2.375 per share	(1,362,000)	1.76

Outstanding at September 30, 2005	54,000	1.36
Exercised at price of $.87 -$1.65 per share	(54,000)	1.36
Granted at price of $9.32 per share	30,000	9.32

Outstanding at September 30, 2007 and 2006	30,000	$9.32

The following table summarizes information about stock options outstanding at September 30, 2007:

Range of Exercise Price	Number of Options Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price
$9.32	30,000	9	$9.32

At September 30, 2007, 15,000 share were exercisable.

NOTE 11 – RELATED PARTY TRANSACTIONS

Marcar Leasing Corporation (“Marcar”) is engaged in leasing machinery and vehicles to the public and the Company. Marcar is owned by family members of the Company’s Chairman. The terms of the leases are established based on the rates charged by independent leasing organizations and are believed to be more favorable than those generally available from independent third parties. Leases between the Company and Marcar generally provide for equal monthly payments over either thirty-six months or forty-eight months. During fiscal 2007, 2006 and 2005, the Company made lease payments to Marcar totaling $124, $121 and $131, respectively.

Quarterly Financial Information (Unaudited)

	In thousands, except per share amounts
	Quarters ended
	December 31	March 31	June 30	September 30
2007
Net Sales	$12,370	$26,491	$21,187	$15,238
Production costs	$9,337	$18,763	$15,595	$11,741
Production engineering and development	$591	$630	$619	$727
Selling, general and administrative	$2,668	$2,990	$2,589	$2,703
Income from operations	$(226)	$4,108	$2,384	$66
Income from investee	$3,285	$11,887	$4,765	$—
Net income	$1,483	$10,491	$5,663	$858

Basic earnings per share:
Net income	0.15	1.09	0.59	0.09
Diluted earnings per share:
Net income	0.15	1.08	0.59	0.09

2006
Net Sales	$11,657	$21,875	$18,919	$14,655
Production costs	$8,694	$16,146	$13,798	$11,710
Production engineering and development	$526	$529	$506	$514
Selling, general and administrative	$2,880	$3,363	$3,130	$3,951
Income from operations	$(443)	$1,837	$1,485	$(1,520)
Income from investee	$—	$14,547	$—	$—
Net income (loss)	$182	$11,561	$120	$(276)

Basic earnings per share:
Net income (loss)	$0.02	$1.17	$0.01	$(0.03)
Diluted earnings per share:
Net income (loss)	$0.02	$1.16	$0.01	$(0.03)

The earnings per share on a year-to-date calculation may not equal the total of the quarterly calculations due to rounding.

SCHEDULE II

Valuation and Qualifying Accounts

Valuation and Qualifying Accounts
Description	Balance at Beginning of Year	Charges/Credits to Cost and Expenses	Additions/ (Deductions)	Balance at End of Year
Valuation accounts deducted from assets to which they apply:

For doubtful accounts receivable:

September 30, 2007	$1,440	$360	$(115)	$1,685

September 30, 2006	$1,159	$470	$(189)	$1,440

September 30, 2005	$1,214	$328	$(383)	$1,159

For inventory obsolescence:

September 30, 2007	$3,889	$(44)	$(1,186)	$2,659

September 30, 2006	$3,874	$15	$—	$3,889

September 30, 2005	$3,511	$363	$—	$3,874

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

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

Changes in Internal Control over Financial Reporting

Our principal executive officer and principal financial officer have conducted an evaluation of the Company’s “internal control over financial reporting” as such term is defined under Rule 13a-15(f) promulgated under the Exchange Act. Based on their evaluation, there were no significant changes in the Company’s internal controls or, to the knowledge of the management of the Company, in other factors that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting during the period covered by the report.

The Company is not required to comply with the requirements of Section 404 of the Sarbanes-Oxley Act of 2002 until fiscal 2008.

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this Item 10 is incorporated herein by reference to the Company’s definitive 2008 Proxy Statement for the Annual meeting of Shareholders.

ITEM 11.	EXECUTIVE COMPENSATION

The information required by this Item 11 is incorporated herein by reference to the Company’s definitive 2008 Proxy Statement for the Annual meeting of Shareholders.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this Item 12 is incorporated herein by reference to the Company’s definitive 2008 Proxy Statement for the Annual meeting of Shareholders.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this Item 13 is incorporated herein by reference to the Company’s definitive 2008 Proxy Statement for the Annual meeting of Shareholders.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this Item 14 is incorporated herein by reference to the Company’s definitive 2008 Proxy Statement for the Annual meeting of Shareholders.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	A listing of financial statements and financial statement schedules filed as part of this report and which financial statements and schedules are incorporated into this report by reference, is set forth in the “Index to Financial Statements” in Item 8 hereof.

(b)	Exhibit Index

EXHIBIT NUMBER	DESCRIPTION	FILED HEREWITH
2.1	Second Amended Plan of Reorganization of Gencor Industries, Inc., As Modified Dated: July 8, 2001, incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended September 30, 2000.

3.1	Restated Certificate of Incorporation of Company, incorporated by reference to Exhibit 3.1 to Registration No. 33-627

3.2	Amended and Restated By-Laws of Gencor Industries, Inc.	x

3.3	Certificate of Amendment, changing name of Mechtron International Corporation to Gencor Industries, Inc. and adding a “twelfth” article regarding director liability limitation, incorporated by reference to the Company’s annual report on Form 10-K for the year ended December 31, 1987.

4.1	Form of Common Stock certificate, incorporated by reference to Exhibit 4.1 to Registration No. 33-627.

4.47	Amended and Restated Senior Secured Credit Agreement, incorporated by reference to the Company’s report on Form 10-K filed on December 26, 2002.

4.48	Security Agreement dated August 1, 2003, incorporated by reference to the Company’s report on Form 8-K filed on August 8, 2003.

4.49	First Amendment to Revolving Credit and Security Agreement, incorporated by reference to the Company’s Form 8-K filed on August 3, 2006.

10.5	Form of Agreement for Nonqualified Stock Options granted in 1986, incorporated by reference to the Annual Report on Form 10-K for the year ended December 31, 1986.

10.11	1997 Stock Option Plan incorporated by reference to Exhibit A to the Company’s Proxy Statement on 14A, filed March 3, 1997.

10.12	First Amendment to the Stock Option Plan Agreement incorporated by reference to Exhibit 10.12 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2006.

10.13	Limited Liability Company Operating Agreement of Carbontronics, LLC, incorporated by reference to the Company’s Form 10-Q for the quarter ended December 31, 2005.

EXHIBIT NUMBER	DESCRIPTION	FILED HEREWITH
10.14	Carbontronics, LLC, Amendment to Operating Agreement incorporated by reference to the Company’s Form 10-Q for the quarter ended December 31, 2005.

10.15	Carbontronics, LLC, Second Amendment to Operating Agreement incorporated by reference to the Company’s Form 10-Q for the quarter ended December 31, 2005.

10.16	Third Amendment to Limited Liability Company Operating Agreement of Carbontronics, LLC, incorporated by reference to the Company’s Form 10-Q for the quarter ended December 31, 2005.

10.17	Purchase and Sale Agreement between Carbontronics Synfuels Investors, L.P. and Carbontronics LLC, incorporated by reference to the Company’s Form 10-Q for the quarter ended December 31, 2005.

10.18	Limited Liability Company Operating Agreement of Carbontronics II, LLC, incorporated by reference to the Company’s Form 10-Q for the quarter ended December 31, 2005.

10.19	Carbontronics II, LLC Unanimous Consent of Members, incorporated by reference to the Company’s Form 10-Q for the quarter ended December 31, 2005.

21.1	Subsidiaries of the Registrant	X

23.1	Independent Auditors’ Consent	X

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a – 14(a) of the Securities Exchange Act of 1934, as amended	X

31.2	Certification of Chief Financial Officer Pursuant to Rule 13a – 14(a) of the Securities Exchange Act of 1934, as amended	X

32.1	Certifications of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U. S. C. Section 1350.	X

SIGNATURES

Pursuant to the requirements of Sections 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: December 19, 2006	GENCOR INDUSTRIES, INC.
(Registrant)

/s/ E.J. Elliott
E.J. Elliott
Chairman and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated. The signatures of Directors constitute a majority of Directors.

/s/ E.J. Elliott	/s/ Scott W. Runkel
E.J. Elliott	Scott W. Runkel
Chairman and Chief Executive Officer	Chief Financial Officer
(Principal Executive Officer)	(Principal Financial and Accounting Officer)

/s/ Marc G. Elliott	/s/ Russell R. Lee, III
Marc G. Elliott	Russell R. Lee, III
President and Director	Director

/s/ Randolph H. Fields	/s/ David A. Air
Randolph H. Fields	David A. Air
Director	Director

/s/ Edward A. Moses, Ph.D.
Edward A. Moses
Director

EXHIBITS FILED HEREWITH

Exhibit No.	Description
3.2	Amended and Restated By-Laws of Gencor Industries, Inc.

21.1	Subsidiaries of the Registrant

23.1	Independent Auditor’s Consent

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a – 14(a) of the Securities Exchange Act of 1934, as amended

31.2	Certification of Chief Financial Officer Pursuant to Rule 13a – 14(a) of the Securities Exchange Act of 1934, as amended

32.1	Certifications of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U. S. C. Section 1350.