Form 10-Q
period 2007-12-31
GENCOR INDUSTRIES INC
filed 2008-02-11
CIK 64472

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 2007

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD From              to

Commission file number 001-11703

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

Large accelerated filer  ☐    Accelerated Filer  ☐    Non-accelerated Filer  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes    ☒  No

Indicate number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date.

Class	Outstanding at January 30, 2008
Common stock, $.10 par value	7,967,372 shares
Class B stock, $.10 par value	1,642,998 shares

GENCOR INDUSTRIES, INC.

This Report and our other communications and statements may contain “forward-looking statements,” within the meaning of Section 27A of the Securities Act for 1933, as amended and Section 21E of the Securities Exchange Act of 1934, as amended including statements about our beliefs, plans, objectives, goals, expectations, estimates, projections and intentions. These statements are subject to significant risks and uncertainties and are subject to change based on various factors, many of which are beyond our control. The words “may,” “could,” “should,” “would,” “believe,” “anticipate,” “estimate,” “expect,” “intend,” “plan,” “target,” “goal,” and similar expressions are intended to identify forward-looking statements. All forward-looking statements, by their nature, are subject to risks and uncertainties. Our actual future results may differ materially from those set forth in our forward-looking statements. For information concerning these factors and related matters which may impact these forward-looking statements, see Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” in this Report, and the following sections of our Annual Report on Form 10-K for the year ended September 30, 2007: (a) “Risk Factors” in Part I, Item 1A and (b) “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II, Item 7. However, other factors besides those referenced could adversely affect our results, and you should not consider any such list of factors to be a complete set of all potential risks or uncertainties. Any forward-looking statements made by us herein speak as of the date of this Report. We do not undertake to update any forward-looking statement, except as required by law.

Part I. Financial Information

GENCOR INDUSTRIES, INC.

Condensed Consolidated Balance Sheets

(In thousands, except per share data)

	December 31, 2007	September 30, 2007
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$6,646	$3,707
Marketable securities at market value (Cost $57,000 at December 31, 2007 and $42,000 at September 30, 2007)	67,273	51,780
Accounts receivable, less allowance for doubtful accounts of $1,813 ($1,685 at September 30, 2007)	5,014	4,570
Other receivables	236	288
Inventories, net	39,307	34,694
Prepaid expenses	1,618	1,353

Total current assets	120,094	96,392
Property and equipment, net	7,898	7,660
Other assets	173	175

Total assets	$128,165	$104,227

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$5,181	$4,132
Customer deposits	6,400	1,414
Income and other taxes payable	10,375	2,164
Accrued expense	4,376	6,338

Total current liabilities	26,332	14,048
Long-term debt	—	—
Deferred income taxes	4,949	6,398

Total liabilities	31,281	20,446
Commitments and contingencies
Stockholders’ equity:
Preferred stock, par value $.10 per share; authorized 300,000 shares; none issued	—	—
Common stock, par value $.10 per shares; 15,000,000 shares authorized; 7,967,372 shares issued at December 31, 2007 and September 30, 2007	797	797
Class B stock, par value $.10 per share; 6,000,000 shares authorized 1,642,998 shares issued at December 31, 2007 and September 30, 2007	164	164
Unearned compensation	(101)	(135)
Capital in excess of par value	10,520	10,520
Retained earnings	85,246	72,136
Accumulated other comprehensive income	258	299

Total stockholders’ equity	96,884	83,781

	$128,165	$104,227

See accompanying notes to condensed consolidated financial statements.

GENCOR INDUSTRIES, INC.

Unaudited Condensed Consolidated Statements of Operations

(In thousands, except per share data)

	Three Months Ended December 31,
	2007	2006
Net revenue	$18,323	$12,370
Cost and expense:
Production costs	13,949	9,337
Product engineering and development	604	591
Selling, general and administrative	2,498	2,668

	17,051	12,596

Operating income (loss)	1,272	(226)

Other income (expense):
Interest income	49	24
Interest expense	(1)	(21)
Income from investees	15,625	3,285
Loss on sale of assets	—	(1,633)
Increase in value of marketable securities	493	2,139
Miscellaneous	3,427	32

	19,593	3,826

Income before income taxes	20,865	3,600

Income taxes	7,755	2,117

Net income	$13,110	$1,483

Basic and diluted earnings per common share:
Basic earnings per share	$1.36	$0.15

Diluted earnings per share	$1.36	$0.15

See accompanying notes to condensed consolidated financial statements.

GENCOR INDUSTRIES, INC.

Unaudited Condensed Consolidated Statements of Cash Flows

In Thousands

	Three Months Ended December 31,
	2007	2006
Cash flows from operations:
Net income	$13,110	$1,483
Adjustments to reconcile net income to cash provided (used) by operations:
Increase in Marketable securities	(15,000)	(3,000)
Increase in market value of Marketable securities	(493)	(2,139)
Depreciation and amortization	222	217
Income from investees	(15,625)	(3,285)
Loss on sale of assets	—	1,633
Change in assets and liabilities:
Inventories	(4,613)	(6,340)
Customer deposits	4,986	2,384
Income and other taxes payable	6,885	2,173
Other	(1,659)	(530)

Total adjustments	(25,297)	(8,887)

Cash provided (used) by operations	(12,187)	(7,404)

Cash flows from (used for) investing activities:
Distribution from unconsolidated investees	15,625	3,285
Proceeds from sale of assets	—	5,481
Capital expenditures	(458)	(225)

Cash from (used for) investing activities	15,167	8,541

Cash flows used for financing activities:
Repayment of debt	—	—
Net Borrowings	—	—

Cash provided (used) for financing activities	—	—

Effect of exchange rate changes on cash	(41)	(3)

Net increase in cash	2,939	1,134
Cash and cash equivalents at:
Beginning of quarter	3,707	1,110

End of quarter	$6,646	$2,244

See accompanying notes to condensed consolidated financial statements.

GENCOR INDUSTRIES, INC.

Notes to Condensed Consolidated Financial Statements

All amounts in thousands, except per share amounts

Note 1 – Basis of Presentation

The accompanying condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all material adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three months ended December 31, 2007 are not necessarily indicative of the results that may be expected for the year ended September 30, 2008.

The balance sheet at September 30, 2007 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

For further information, refer to the consolidated financial statements and footnotes thereto included in the Gencor Industries, Inc. Annual Report on Form 10-K for the year ended September 30, 2007.

Note 2 – Marketable Securities

Marketable securities are categorized as trading securities and stated at market value. Market value is determined using the quoted closing or latest bid prices. Realized gains and losses on investment transactions are determined by specific identification and are recognized as incurred in the statement of income. Net unrealized gains and losses are reported in the statement of operations and represent the change in the market value of investment holdings during the period. At December 31, 2007, marketable securities consisted of $48,863 in municipal bonds and $18,410 in equity stocks.

Note 3 – Inventories

The components of inventory consist of the following:

	December 31, 2007	September 30, 2007
Raw materials	$16,053	$19,905
Work in process	14,892	6,669
Finished goods	6,403	6,165
Used equipment	1,959	1,955

	$39,307	$34,694

Note 4 – Earnings Per Share Data

The following table sets forth the computation of basic and diluted earnings per share for the periods indicated.

	2007	2006
Net income	$13,110	$1,483

Denominator (shares in thousands):
Weighted average shares outstanding	9,610	9,945
Effect of dilutive stock options	1	4

Denominator for diluted EPS computation	9,611	9,949

Per common share:
Net income	$1.36	$0.15

Diluted:
Net income	$1.36	$0.15

Note 5 – Comprehensive Income

The total comprehensive income for the three-months ended December 31, 2007 and 2006 was $13,069 and $1,480, respectively. Total comprehensive income differs from net income due to gains and losses resulting from foreign currency translation, which are reflected separately in the shareholders’ equity section of the balance sheet under the caption “Accumulated other comprehensive income.” Gains and losses resulting from foreign currency transactions are included in income.

During the quarter ended December 31, 2006, the Company sold land and buildings for $5,481 resulting in a loss of $1,633 after an adjustment of $1,905 for the cumulative translation adjustment related to the assets sold.

Note 6 – Income From Investees

The Company owns a 45% interest in Carbontronics LLC and a 25% interest in Carbontronics Fuels LLC and Carbontronics II, LLC. These interests were earned as part of value of risk on contracts to build four synthetic fuel production plants during 1998. The Company has no basis in these equity investments or requirement to provide future funding. The operations of Carbontronics LLC consist of the receipt of contingent payments from the sales of the plants and the distribution thereof to its members. Carbontronics LLC has no other significant operations or assets. The operations of Carbontronics II, LLC consist of the receipt of royalty payments from the plants and the distribution thereof to its members. Carbontronics II, LLC has no other significant operations or assets. Any income arising from these investments is dependent upon tax credits (adjusted for operating losses at the fuel plants) being generated as a result of synthetic fuel production, which will be recorded as received. The Company received $15,625 in distributions in the quarter ended December 31, 2007, and $3,285 in the quarter ended December 31, 2006. These distributions are subject to state and Federal income taxes.

The existing synthetic fuel tax credit legislation expired at the end of calendar year 2007. Consequently, the four synthetic fuel plants are being decommissioned. The plants are in process of being sold or transferred to site owners in exchange for a release of all contracted liabilities related to the removal of plants from the sites. The administrative partner has informed the Company that there will be no operations in calendar 2008 and the partnership affairs will be finalized in early 2008. It is not possible to predict the amount, if any, of final distributions from the partnerships upon the final disposition and winding-up of operations.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

All amounts in thousands, except per share amounts

Results of Operations

Net sales for the quarters ended December 31, 2007 and 2006 were $18,323 and $12,370, respectively. Domestic sales during the first quarter of fiscal 2008 were $17,775 reflecting an increase of $5,816 from the first quarter of fiscal 2007. Domestic sales were higher than the prior year’s quarter primarily due to the general improvement in the road-building industry. Foreign sales increased $137 compared to the first quarter of fiscal 2007. Our revenues are concentrated in the asphalt-related business and subject to a seasonal slow-down during the third and fourth quarters of the calendar year.

Gross margins as a percent of net sales remained consistent at 24-25% for both years.

Selling and administrative expense decreased $170 due mainly to lower legal costs for the quarter ended December 31, 2007.

We own a 45% interest in Carbontronics LLC and a 25% interest in Carbontronics Fuels LLC and Carbontronics II, LLC. These interests were earned as part of value of risk on contracts to build four synthetic fuel production plants during 1998. We have no basis in these equity investments or requirement to provide future funding. The operations of Carbontronics LLC consist of the receipt of contingent payments from the sales of the plants and the distribution thereof to its members. Carbontronics LLC has no other significant operations or assets. The operations of Carbontronics II, LLC consist of the receipt of royalty payments from the plants and the distribution thereof to its members. Carbontronics II, LLC has no other significant operations or assets. Any income arising from these investments is dependent upon tax credits (adjusted for operating losses at the fuel plants) being generated as a result of synthetic fuel production, which will be recorded as received. We received $15,625 in distributions in the quarter ended December 31, 2007, and $3,285 in the quarter ended December 31, 2006. These distributions are subject to state and Federal income taxes.

The existing synthetic fuel tax credit legislation expired at the end of calendar year 2007. Consequently, the four synthetic fuel plants are being decommissioned. The plants are in process of being sold or transferred to site owners in exchange for a release of all contracted liabilities related to the removal of plants from the sites. The administrative partner has informed the Company that there will be no operations in calendar 2008 and the partnership affairs will be finalized in early 2008. It is not possible to predict the amount, if any, of final distributions from the partnerships upon the final disposition and winding-up of operations.

For the three months ended December 31, 2007, the increase in value of our marketable securities is a result of additional net cash invested of $15,000 and an increase of $493 in the market value of the securities held in the portfolio. For the three months ended December 31, 2006, the increase in value of our marketable securities is a result of additional net cash invested of $3,000 and increase of $2,139 increase in the market value of the securities held in the portfolio. Included in other income for the three months ended December 31, 2007 was the receipt of $4,100 in resolution of an outstanding claim against a former service provider less related legal costs of $700. The terms of the settlement are confidential and we do not expect any further collections or expenses related to this matter. During the quarter ended December 31, 2006, we sold land and buildings for $5,481 resulting in a loss of $1,633 after an adjustment of $1,905 for the cumulative translation adjustment related to the assets sold.

Income tax expense increased by $5,638 compared to the first quarter of fiscal 2007, reflecting the increase in pre-tax income.

Liquidity and Capital Resources

We entered into a Revolving Credit and Security Agreement with PNC Bank, N.A. The Agreement established a three year revolving $20 million credit facility and was renewed through July 31, 2009. The facility provides for advances based on accounts receivable, inventory and real estate. The facility includes a $2 million limit on letters of credit. At December 31, 2007, we had $.7 million of letters of credit outstanding. The interest rate at December 31, 2007, is at LIBOR plus 2.00% and subject to change based upon the Fixed Charge Coverage Ratio. We are required to maintain a Fixed Charge Coverage Ratio of 1.1:1. There are no required repayments as long as there are no defaults and there is adequate eligible collateral. Substantially all of our assets are pledged as security under the Agreement. We had no long term debt outstanding at December 31, 2007 or 2006.

As of December 31, 2007, we had $6.6 million in cash and cash equivalents, and $67.3 million in marketable securities. The marketable securities are invested in stocks and bonds through a professional investment advisor. The securities may be liquidated at any time into cash and cash equivalents.

Inventory and customer deposits increased due to increases in our orders as our backlog is at $24.5 million ($28.5 million the prior year) and having completed several orders in advance of scheduled shipment dates. Income taxes payable increased due to the increase in taxable income and the movement from deferred taxes related to the timing of taxes due on income from investees.

Seasonality

We are concentrated in the asphalt-related business and subject to a seasonal slow-down during the third and fourth quarters of the calendar year. Traditionally, our customers do not purchase new equipment for shipment during the summer and fall months to avoid disrupting their peak season for highway construction and repair work. This slow-down often results in lower reported sales and earnings and/or losses during the first and fourth quarters of our fiscal year ended September 30.

Forward-Looking Information

This Report on Form 10-Q contains certain “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), which represent our expectations and beliefs, including, but not limited to, statements concerning gross margins, sales of our products and future financing plans. These statements by their nature involve substantial risks and uncertainties, certain of which are beyond our control. Actual results may differ materially depending on a variety of important factors, including the financial condition of our customers, changes in the economic and competitive environments and demand for our products.

For information concerning these factors and related matters, see the following sections of our Annual Report on Form 10-K for the year ended September 30, 2007: (a) “Risk Factors” in Part I, Item 1A and (b) “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II, Item 7. However, other factors besides those referenced could adversely affect our results, and you should not consider any such list of factors to be a complete set of all potential risks or uncertainties. Any forward-looking statements made by us herein speak as of the date of this Report. We do not undertake to update any forward-looking statement, except as required by law.

Critical Accounting Policies, Estimates and Assumptions

We believe the following discussion addresses our most critical accounting policies, which are those that are most important to the portrayal of our financial condition and results of operations and require management’s most difficult, subjective, or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain. Accounting policies, in addition to the critical accounting policies referenced below, are presented in Note 1 to our consolidated financial statement included in our Annual Report on form 10-K for the year ended September 30, 2007, “Accounting Policies.”

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

Off-Balance Sheet Arrangements

None

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

At December 31, 2007 and 2006, the Company had no debt outstanding. Under the Revolving Credit and Security Agreement, substantially all of the Company’s borrowings will bear interest at variable rates based upon the prime rate or LIBOR.

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

The Company is a non-accelerated filer and is not required to comply with requirements of Section 404 of the Sarbanes-Oxley Act of 2002 until its annual report for the fiscal year ending September 30, 2008.

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

GENCOR INDUSTRIES, INC.

February 11, 2008	By:	/s/ E.J. Elliott
E.J. Elliott, Chairman and Chief Executive Officer

February 11, 2008	By:	/s/ Scott W. Runkel
Scott W. Runkel, Chief Financial Officer
(Principal Financial and Accounting Officer)