Form 10-Q
period 2008-03-31
GENCOR INDUSTRIES INC
filed 2008-05-09
CIK 64472

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2008

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No   ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer  ☐    Accelerated Filer  ☐    Smaller reporting company  ☐

Non-accelerated Filer (Do not check if a smaller reporting company)  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at March 31, 2008
Common stock, $.10 par value	7,967,372 shares
Class B stock, $.10 par value	1,642,998 shares

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

Part I. Financial Information

GENCOR INDUSTRIES, INC.

Condensed Consolidated Balance Sheets

(In thousands, except per share data)

	March 31, 2008	September 30, 2007
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$3,274	$3,707
Marketable securities at market value (Cost $49,000 at March 31, 2008 and $42,000 at September 30, 2007)	57,914	51,780
Accounts receivable, less allowance for doubtful accounts of $1,902 ($1,685 at September 30, 2007)	5,768	4,570
Other receivables	231	288
Inventories, net	40,437	34,694
Prepaid expenses	1,011	1,353

Total current assets	108,635	96,392
Property and equipment, net	8,026	7,660
Other assets	173	175

Total assets	$116,834	$104,227

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$5,077	$4,132
Customer deposits	2,569	1,414
Income and other taxes payable	4,542	2,164
Accrued expenses	3,000	6,338

Total current liabilities	15,188	14,048
Long-term debt	—	—
Deferred income taxes	3,348	6,398

Total liabilities	18,536	20,446
Commitments and contingencies

Stockholders’ equity:
Preferred stock, par value $.10 per share; authorized 300,000 shares; none issued	—	—
Common stock, par value $.10 per shares; 15,000,000 shares authorized; 7,967,372 shares issued at March 31, 2008 and September 30, 2007	797	797
Class B stock, par value $.10 per share; 6,000,000 shares authorized 1,642,998 shares issued at March 31, 2008 and September 30, 2007	164	164
Unearned compensation	(67)	(135)
Capital in excess of par value	10,520	10,520
Retained earnings	86,566	72,136
Accumulated other comprehensive income	318	299

Total stockholders’ equity	98,298	83,781

	$116,834	$104,227

See accompanying notes to condensed consolidated financial statements.

GENCOR INDUSTRIES, INC.

Unaudited Condensed Consolidated Statements of Income

(In thousands, except per share data)

	Three-Months Ended March 31		Six-Months Ended March 31
	2008	2007	2008	2007
Net revenue	$24,573	$26,491	$42,905	$38,861

Cost and expense:
Production costs	17,641	18,763	31,597	28,100
Product engineering and development	647	630	1,251	1,221
Selling, general and administrative	2,825	2,990	5,324	5,658

	21,113	22,383	38,172	34,979

Operating income	3,460	4,108	4,733	3,882

Other income (expense):
Interest income	24	33	72	57
Interest expense	(5)	(9)	(5)	(30)
Income from investees	—	11,887	15,625	15,172
Loss on sale of assets	—	—	—	(1,633)
Increase (Decrease) in value of marketable securities	(1,358)	471	(865)	2,610
Miscellaneous	24	25	3,449	57

	(1,315)	12,407	18,276	16,233

Income before income taxes	2,145	16,515	23,009	20,115

Income taxes	825	6,024	8,579	8,141

Net income	$1,320	$10,491	$14,430	$11,974

Basic and diluted earnings per common share:
Basic earnings per share	$0.14	$1.09	1.50	1.22

Diluted earnings per share	$0.14	$1.08	1.50	1.22

See accompanying notes to condensed consolidated financial statements.

GENCOR INDUSTRIES, INC.

Unaudited Condensed Consolidated Statements of Cash Flows

In Thousands

	Six-Months Ended March 31,
	2008	2007
Cash flows from operations:
Net income	$14,430	$11,974
Adjustments to reconcile net income to cash provided (used) by operations:
Increase in Marketable securities	(7,000)	(9,000)
Decrease (Increase) in market value of Marketable securities	865	(2,610)
Deferred income taxes	(4,718)	(2,106)
Depreciation and amortization	575	466
Income from investees	(15,625)	(15,172)
Provision for allowance for doubtful accounts	230	270
Loss on sale of assets	—	1,633
Change in assets and liabilities:
Accounts receivable	(1,371)	(81)
Inventories	(5,743)	(8,893)
Prepaid expenses	341	151
Customer deposits	1,155	2,519
Income and other taxes payable	4,169	3,618
Accounts payable	946	(209)
Accrued expenses and other	(3,461)	52

Total adjustments	(29,637)	(29,362)

Cash provided (used) by operations	(15,207)	(17,388)

Cash flows from (used for) investing activities:
Distribution from unconsolidated investees	15,625	15,172
Stock options exercised	—	214
Proceeds from sale of assets	—	5,481
Capital expenditures	(871)	(172)

Cash from (used for) investing activities	14,754	20,695

Cash flows used for financing activities:
Repayment of debt	—	—
Net Borrowings	—	—

Cash provided (used) for financing activities	—	—

Effect of exchange rate changes on cash	20	8

Net increase (decrease) in cash	(433)	3,315
Cash and cash equivalents at:
Beginning of period	3,707	1,110

End of period	$3,274	$4,425

See accompanying notes to condensed consolidated financial statements.

GENCOR INDUSTRIES, INC.

Notes to Condensed Consolidated Financial Statements

All amounts in thousands, except per share amounts

Note 1 – Basis of Presentation

The accompanying condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all material adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three-months and six-months ended March 31, 2008 are not necessarily indicative of the results that may be expected for the year ended September 30, 2008.

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

Note 2 – Marketable Securities

Marketable securities are categorized as trading securities and stated at market value. Market value is determined using the quoted closing or latest bid prices. Realized gains and losses on investment transactions are determined by specific identification and are recognized as incurred in the statement of income. Net unrealized gains and losses are reported in the statement of income and represent the change in the market value of investment holdings during the period. At March 31, 2008, Marketable securities consisted of $46.6 in municipal bonds, $.1 in money market funds, and $11.2 in equity stocks.

Note 3 – Inventories

The components of inventory consist of the following:

	March 31, 2008	September 30, 2007
Raw materials	$20,659	$19,905
Work in process	9,419	6,669
Finished goods	9,213	6,165
Used equipment	1,146	1,955

	$40,437	$34,694

Note 4 – Earnings Per Share Data

The following table sets forth the computation of basic and diluted earnings per share for the periods indicated.

	Three-Months Ended March 31,		Six-Months Ended March 31,
	2008	2007	2008	2007
Net income	$1,320	$10,491	$14,430	$11,974

Denominator (shares in thousands):
Weighted average shares outstanding	9,610	9,666	9,610	9,805
Effect of dilutive stock options	5	4	12	4

Denominator for diluted EPS computation	9,615	9,670	9,622	9,809

Per common share:
Basic:
Net income	$0.14	$1.09	$1.50	$1.22
Diluted:
Net income	$0.14	$1.08	$1.50	$1.22

Note 5 – Comprehensive Income

The total comprehensive income for the three-months and six-months ended March 31, 2008 was $1,380 and $14,450, respectively. The total comprehensive income for the three-months and six-months ended March 31, 2007 was $10,502 and $11,982, respectively. Total comprehensive income differs from net income due to gains and losses resulting from foreign currency translation, which are reflected separately in the shareholders’ equity section of the balance sheet under the caption “Accumulated other comprehensive loss.” Gains and losses resulting from foreign currency transactions are included in income.

During the quarter ended December 31, 2006, the Company sold land and buildings for $5,481 resulting in a loss of $1,633 after an adjustment of $1,905 for the cumulative translation adjustment related to the assets sold.

Note 6 – Income From Investees

The Company owns a 45% interest in Carbontronics LLC and a 25% interest in Carbontronics Fuels LLC and Carbontronics II, LLC. These interests were earned as part of value of risk on contracts to build four synthetic fuel production plants during 1998. The Company has no basis in these equity investments or requirement to provide future funding. The operations of Carbontronics LLC consist of the receipt of contingent payments from the sales of the plants and the distribution thereof to its members. Carbontronics LLC has no other significant operations or assets. The operations of Carbontronics II, LLC consist of the receipt of royalty payments from the plants and the distribution thereof to its members. Carbontronics II, LLC has no other significant operations or assets. Any income arising from these investments is dependent upon tax credits (adjusted for operating losses at the fuel plants) being generated as a result of synthetic fuel production, which will be recorded as received. The Company received no distributions in the quarter ended March 31, 2008. For the quarter ended December 31, 2007, the Company received $15,625 in distributions. The Company received distributions of $3,285 in the quarter ended December 31, 2006 and $11,887 in the quarter ended March 31, 2007. These distributions are subject to state and Federal income taxes.

The synthetic fuel tax credit legislation expired at the end of calendar year 2007. Consequently, the four synthetic fuel plants are being decommissioned. The plants are in process of being sold or transferred to site owners in exchange for a release of all contracted liabilities related to the removal of plants from the sites. The administrative partner has informed the Company that there will be no operations in calendar 2008 and the partnership affairs will be finalized in 2008. It is not possible to predict the amount, if any, of final distributions from the partnerships upon the final disposition and winding-up of operations.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

Net sales for the quarters ended March 31, 2008 and 2007 were $24.6 million and $26.5 million, respectively. Domestic sales during the second quarter of fiscal 2008 decreased $1.2 million from year ago levels. Domestic sales remained seasonally high although slightly lower than the prior year’s quarter. Foreign sales decreased $.7 million from the prior year.

Net sales for the six-months ended March 31, 2008 and 2007 were $42.9 million and $38.9 million, respectively, an increase of 10%. Domestic sales during the first six-months of fiscal 2008 increased $4.6 million from year ago levels. Domestic sales were higher than the prior year’s due to the general strength in the road-building industry. Foreign sales decreased .6 million from the prior year.

Our revenues are concentrated in the asphalt-related business and subject to a seasonal slow-down during the third and fourth quarters of the calendar year.

Gross margins as a percent of net sales decreased to 28% from 29% from the prior year three-month period. Gross margins as a percent of net sales was 26% for the six-months ended March 31, 2008, and 28% for the six-months ended March 31, 2007. The decrease in margins is a result of increased manufacturing costs related to facilities improvement and maintenance.

Selling and administrative expense decreased $165 for the quarter ended March 31, 2008 and $334 for the six-months ended March 31, 2008 due to higher selling costs offset by lower legal costs.

We own a 45% interest in Carbontronics LLC and a 25% interest in Carbontronics Fuels LLC and Carbontronics II LLC. These interests were earned as part of value of risk on contracts to build four synthetic fuel production plants during 1998. We have no basis in these equity investments or requirement to provide future funding. Any income arising from these investments is dependent upon tax credits (adjusted for operating losses at the fuel plants) being generated as a result of synthetic fuel production, which will be recorded as received. The Company received no distributions in the quarter ended March 31, 2008. For the quarter ended December 31, 2007, the Company received $15,625. The Company received distributions of $3,285 in the quarter ended December 31, 2006 and $11,887 in the quarter ended March 31, 2007. These distributions are subject to state and Federal income taxes.

The synthetic fuel tax credit legislation expired at the end of calendar year 2007. Consequently, the four synthetic fuel plants are being decommissioned. The plants are in process of being sold or transferred to site owners in exchange for a release of all contracted liabilities related to the removal of plants from the sites. The administrative partner has informed the Company that there will be no operations in calendar 2008 and the partnership affairs will be finalized in 2008. It is not possible to predict the amount, if any, of final distributions from the partnerships upon the final disposition and winding-up of operations

The change in the value of marketable securities is a result of net realized and unrealized gains and losses during the period. Also the cost basis of marketable securities fluctuates as excess cash is invested or securities sold to fund operations and pay income taxes. As of March 31, 2008 and September 30, 2007 the cost basis of marketable securities was $49 million and $42 million, respectively. For the three months ended March 31, 2008 and for the six months ended March 31, 2008, the change in value of our marketable securities was a loss of $1,358 and $865, respectively. For the three months ended March 31, 2007 and the six months ended March 31, 2007, the change in value of our marketable securities was a gain of $471 and $2,610, respectively.

Included in other income for the six months ended March 31, 2008 was the receipt of $4,100 in resolution of an outstanding claim against a former service provider less related legal costs of $700. The terms of the settlement are confidential and we do not expect any further collections or expenses related to this matter. During the six months ended December 31, 2006, we sold land and buildings for $5,481 resulting in a loss of $1,633 after an adjustment of $1,905 for the cumulative translation adjustment related to the assets sold.

Income tax expense varies based on the pre-tax income. Deferred taxes changed primarily due to the income from investees becoming taxable in the current year.

Liquidity and Capital Resources

We entered into a Revolving Credit and Security Agreement with PNC Bank, N.A. The Agreement established a three year revolving $20 million credit facility and was renewed through July 31, 2009. The facility provides for advances based on accounts receivable, inventory and real estate. The facility includes a $2 million limit on letters of credit. At March 31, 2008, we had $.8 million of letters of credit outstanding. The interest rate at March 31, 2008, is at LIBOR plus 2.00% and subject to change based upon the Fixed Charge Coverage Ratio. We are required to maintain a Fixed Charge Coverage Ratio of 1.1:1. There are no required repayments as long as there are no defaults and there is adequate eligible collateral. Substantially all of our assets are pledged as security under the Agreement. We had no long term debt outstanding at March 31, 2008 or 2007.

As of March 31, 2008, we had $3.3 million in cash and cash equivalents, and $57.9 million in marketable securities. The marketable securities are invested in stocks and bonds through a professional investment advisor. Investment securities are exposed to various risks such as interest rate, market and credit. Due to the level of risk associated with certain investment securities and the level of uncertainty related to changes in the value of securities, it is possible that changes in these risk factors could have an adverse material impact on our results of operations. The securities may be liquidated at any time into cash and cash equivalents

Inventory and customer deposits increased due to the timing of the completion and delivery of major contracts. In addition accumulated costs on these contracts, net of progress payments, and estimated earnings are included in inventory. Accrued expenses decreased due to payments for legal and tradeshow costs. Income taxes payable increased due to the increase in taxable income and the movement from deferred taxes related to the timing of taxes due on income from investees.

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

Forward-Looking Information

This Report Form 10-Q contains certain “forward-looking statements” within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), which represent our expectations and beliefs, including, but not limited to, statements concerning gross margins, sales of our products and future financing plans. These statements by their nature involve substantial risks and uncertainties, certain of which are beyond our control. Actual results may differ materially depending on a variety of important factors, including the financial condition of our customers, changes in the economic and competitive environments and demand for our products.

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

Investment in Unconsolidated Investees

As of September 30, 2007, 2006, and 2005, we own a 45% interest in Carbontronics LLC and a 25% interest in Carbontronics Fuels LLC and Carbontronics II LLC. These interests were obtained as part of contracts to build four synthetic fuel production plants during 1998. We have no basis in these equity investments or requirement to provide future funding. Any income arising from these investments is dependent upon tax credits (adjusted for operating losses at the fuel plants) being generated as a result of synthetic fuel production, which will be recorded as received. The synthetic fuel tax credit legislation expired at the end of calendar year 2007.

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

At March 31, 2008, the Company had no debt outstanding. Under the Revolving Credit and Security Agreement, substantially all of the Company’s borrowings will bear interest at variable rates based upon the LIBOR.

The Company’s marketable securities are invested in stocks, municipal bonds, and money market funds through a professional investment advisor. Investment securities are exposed to various risks such as interest rate, market and credit. Due to the level of risk associated with certain investment securities and the level of uncertainty related to changes in the value of securities, it is possible that changes in these risk factors could have an adverse material impact on the Company’s results of operations or equity.

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

Item 4.	Controls and Procedures

Not applicable.

Item 4T.	Controls and Procedures

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

On March 6, 2008, at an Annual Meeting of Stockholders, the following was approved:

(1)	The election of the following directors: and

By holders of Common Stock:

Lloyd I. Miller

By holders of Class B Stock:

David A. Air

E.J. Elliott

Marc G. Elliott

Randolph H. Fields

Edward A. Moses

(2)	The ratification of the selection of Moore Stephens Lovelace, P.A., independent certified public accountants, as auditors for the Company for the year ending September 30, 2008.

The total number of shares entitled to vote at this meeting was 7,967,372 shares of Common Stock and 1,642,998 shares of Class B Stock, and the tabulation of proxies was as follows:

Election of Director by holders of Common Stock:

Name	For	Against or Withheld	Abstentions	Broker Non-votes
Russell R. Lee, III	2,493,542	34,236	-0-	-0-
Lloyd I. Miller	4,490,584	1,481	-0-	-0-

Election of Directors by holders of Class B Stock:

Name	For	Against or Withheld	Abstentions	Broker Non-votes
David A. Air	1,619,238	-0-	-0-	-0-
E.J. Elliott	1,619,238	-0-	-0-	-0-
Marc G. Elliott	1,619,238	-0-	-0-	-0-
Randolph H. Fields	1,619,238	-0-	-0-	-0-
Edward A. Moses	1,619,238	-0-	-0-	-0-

Ratification of appointment of Moore Stephens Lovelace, P.A. as auditors for the year ending September 30, 2008:

For	Against or Withheld	Abstentions	Broker Non-votes
5,994,165	2,644,755	-0-	-0-

The following was not approved at the Annual Meeting of Stockholders:

Proposal to Approve the 2008 Incentive Compensation Plan

For	Against or Withheld	Abstentions	Broker Non-votes
4,078,285	4,560,635	-0-	-0-

No other business was brought before the Annual Meeting.

Item 6.	Exhibits

3.2	Amended and Restated By-Laws of Gencor Industries, Inc.

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended

31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended

32	Certifications of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GENCOR INDUSTRIES, INC.

May 9, 2008	By:	/s/ E.J. Elliott
E.J. Elliott, Chairman and Chief Executive Officer

May 9, 2008	By:	/s/ Scott W. Runkel
Scott W. Runkel, Chief Financial Officer
(Principal Financial and Accounting Officer)