Form 10-Q
period 2008-06-30
GENCOR INDUSTRIES INC
filed 2008-08-11
CIK 64472

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2008 OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD From ____________________to ______________________

Commission file number 001-11703

GENCOR INDUSTRIES, INC.

Delaware	59-0933147
(State or other jurisdiction of incorporated or organization)	(I.R.S. Employer Identification No.)

5201 North Orange Blossom Trail, Orlando, Florida	32810
(Address of principal executive offices)	(Zip Code)

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

Non-accelerated Filer (Do not check if a smaller reporting company)         ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes ☒     No ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at June 30, 2008
Common stock, $.10 par value	7,969,872 shares
Class B stock, $.10 par value	1,642,998 shares

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

Part I. Financial Information

GENCOR INDUSTRIES, INC.

Condensed Consolidated Balance Sheets

(In thousands, except per share data)

	June 30,	September 30,
	2008	2007
ASSETS	(Unaudited)
Current assets:
Cash and cash equivalents	$10,600	$3,707
Marketable securities at market value (Cost $49,000 at June 30, 2008 and $42,000 at September 30, 2007)	57,913	51,780
Accounts receivable, less allowance for doubtful accounts of $1,993 ($1,685 at September 30, 2007)	5,955	4,570
Other receivables	215	288
Inventories, net	30,388	34,694
Prepaid expenses	692	1,353

Total current assets	105,763	96,392
Property and equipment, net	8,437	7,660
Other assets	171	175

Total assets	$114,371	$104,227

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$3,883	$4,132
Customer deposits	3,985	1,414
Income and other taxes payable	2,753	2,164
Accrued expense	3,022	6,338

Total current liabilities	13,643	14,048
Long-term debt	—	—
Deferred income taxes	1,748	6,398

Total liabilities	15,391	20,446
Commitments and contingencies

Shareholders’ equity:
Preferred stock, par value $.10 per share; authorized 300,000 shares; none issued	—	—
Common stock, par value $.10 per shares; 15,000,000 shares authorized; 7,969,872 shares issued at June 30, 2008 and 7,967,372 shares issued at September 30, 2007	797	797
Class B stock, par value $.10 per share; 6,000,000 shares authorized 1,642,998 shares issued at June 30, 2008 and September 30, 2007	164	164
Unearned compensation	(34)	(135)
Capital in excess of par value	10,543	10,520
Retained earnings	87,246	72,136
Accumulated other comprehensive income	264	299

Total shareholders’ equity	98,980	83,781

	$114,371	$104,227

See accompanying notes to condensed consolidated financial statements.

GENCOR INDUSTRIES, INC.

Unaudited Condensed Consolidated Statements of Income

(In thousands, except per share data)

	Three-Months Ended		Nine-Months Ended
	June 30,		June 30,
	2008	2007	2008	2007
Net revenue	$23,907	$21,187	$66,812	$60,048

Cost and expense:
Production costs	19,102	15,595	50,700	43,695
Product engineering and development	785	619	2,037	1,840
Selling, general and administrative	3,114	2,589	8,438	8,247

	23,001	18,803	61,175	53,782

Operating income	906	2,384	5,637	6,266

Other income (expense):
Interest income	45	54	120	111
Interest expense	(11)	(3)	(17)	(33)
Income from investees		4,765	15,625	19,937
Loss on sale of assets	—	—		(1,633)
Increase/(Decrease) in value of marketable securities	(2)	1,777	(867)	4,387
Miscellaneous	13	(22)	3,463	35

	45	6,571	18,324	22,804

Income before income taxes	951	8,955	23,961	29,070

Income taxes	268	3,292	8,848	11,433

Net income	$683	$5,663	$15,113	$17,637

Basic and diluted earnings per common share:
Basic earnings per share	$0.07	$0.59	$1.57	$1.81

Diluted earnings per share	$0.07	$0.59	$1.57	$1.81

See accompanying notes to condensed consolidated financial statements.

GENCOR INDUSTRIES, INC.

Unaudited Condensed Consolidated Statements of Cash Flows

(In Thousands)

	Nine-Months Ended
	June 30,
	2008	2007
Cash flows from operations:
Net income	$15,113	$17,637
Adjustments to reconcile net income to cash provided (used) by operations:
Increase in Marketable securities	(7,000)	(13,000)
Decrease (Increase) in market value of Marketable securities	867	(4,387)
Deferred income taxes	(6,318)	294
Depreciation and amortization	846	687
Income from investees	(15,625)	(19,937)
Provision for allowance for doubtful accounts	320	270
Loss on sale of assets		1,633
Change in assets and liabilities:
Accounts receivable	(1,632)	(216)
Inventories	4,306	(6,753)
Prepaid expenses	661	231
Other Assets	—	—
Customer deposits	2,571	408
Income and other taxes payable	2,380	2,994
Accounts payable	(250)	(281)
Accrued expenses and other	(3,439)	1,355

Total adjustments	(22,313)	(36,702)

Cash provided (used) by operations	(7,200)	(19,065)

Cash flows from (used for) investing activities:
Distribution from unconsolidated investees	15,625	19,937
Stock options exercised	23	214
Proceeds from sale of assets		5,481
Capital expenditures	(1,520)	(303)

Cash from (used for) investing activities	14,128	25,329

Cash flows used for financing activities:
Repayment of debt	—	—
Net Borrowings	—	—

Cash provided (used) for financing activities	—	—

Effect of exchange rate changes on cash	(35)	—

Net increase in cash	6,893	6,264
Cash and cash equivalents at:
Beginning of period	3,707	1,110

End of period	$10,600	$7,374

See accompanying notes to condensed consolidated financial statements.

GENCOR INDUSTRIES, INC.

Notes to Condensed Consolidated Financial Statements

All amounts in thousands, except per share amounts

Note 1 – Basis of Presentation

The accompanying condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all material adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three-months and nine-months ended June 30, 2008 are not necessarily indicative of the results that may be expected for the year ending September 30, 2008.

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

Note 2 – Marketable Securities

Marketable securities are categorized as trading securities and stated at market value. Market value is determined using the quoted closing or latest bid prices. Realized gains and losses on investment transactions are determined by specific identification and are recognized as incurred in the statement of income. Net unrealized gains and losses are reported in the statement of income and represent the change in the market value of investment holdings during the period. At June 30, 2008, Marketable securities consisted of $46.6 in municipal bonds, $.1 in money market funds, and $11.2 in equity stocks.

Note 3 – Inventories

The components of inventory consist of the following:

	June 30,	September 30,
	2008	2007
Raw materials	$17,953	$19,905
Work in process	3,453	6,669
Finished goods	7,865	6,165
Used equipment	1,117	1,955

	$30,388	$34,694

Note 4 – Earnings Per Share Data

The following table sets forth the computation of basic and diluted earnings per share for the periods indicated.

	Three-Months Ended		Nine-Months Ended
	June 30,		June 30,
	2008	2007	2008	2007
Net income	$683	$5,663	$15,113	$17,637

Denominator (shares in thousands):
Weighted average shares outstanding	9,612	9,610	9,611	9,741
Effect of dilutive stock options	14	—	8	3

Denominator for diluted EPS computation	9,626	9,610	9,619	9,744

Per common share:
Basic:
Net income	$0.07	$0.59	$1.57	$1.81
Diluted:
Net income	$0.07	$0.59	$1.57	$1.81

Note 5 – Comprehensive Income

The total comprehensive income for the three-months and nine-months ended June 30, 2008 was $737 and $15,148, respectively. The total comprehensive income for the three-months and nine-months ended June 30, 2007 was $5,655 and $17,637, respectively. Total comprehensive income differs from net income due to gains and losses resulting from foreign currency translation, which are reflected separately in the shareholders’ equity section of the balance sheet under the caption “Accumulated other comprehensive loss.” Gains and losses resulting from foreign currency transactions are included in income.

During the quarter ended December 31, 2006, the Company sold land and buildings for $5,481 resulting in a loss of $1,633 after an adjustment of $1,905 for the cumulative translation adjustment related to the assets sold.

Note 6 – Income From Investees

The Company owns a 45% interest in Carbontronics LLC and a 25% interest in Carbontronics Fuels LLC and Carbontronics II, LLC. These interests were earned as part of value of risk on contracts to build four synthetic fuel production plants during 1998. The Company has no basis in these equity investments or requirement to provide future funding. The operations of Carbontronics LLC consist of the receipt of contingent payments from the sales of the plants and the distribution thereof to its members. Carbontronics LLC has no other significant operations or assets. The operations of Carbontronics II, LLC consist of the receipt of royalty payments from the plants and the distribution thereof to its members. Carbontronics II, LLC has no other significant operations or assets. Any income arising from these investments is dependent upon tax credits (adjusted for operating losses at the fuel plants) being generated as a result of synthetic fuel production, which will be recorded as received. The Company received no distributions in the quarter ended June 30, 2008 and $15,625 for the nine-months ended June 30, 2008. The Company received distributions of $4,765 in the quarter ended June 30, 2007 and $19,937 for the nine-months ended June 30, 2007. These distributions are subject to state and Federal income taxes.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

Net sales for the quarters ended June 30, 2008 and 2007 were $23.9 million and $21.2 million, respectively. Domestic sales during the third quarter of fiscal 2008 increased $1.9 million from year ago levels. Domestic sales remained seasonally high and exceed the prior year’s quarter. Foreign sales increased $.8 million from the prior year.

Net sales for the nine-months ended June 30, 2008 and 2007 were $66.8 million and $60.0 million, respectively. Domestic sales during the first nine-months of fiscal 2008 increased $6.5 million from year ago levels. Domestic sales were higher than the prior year’s due to the strong backlog, in spite of the weaknesses of the economy and construction in general. Foreign sales increased $.3 million from the prior year.

Our revenues are concentrated in the asphalt-related business and are subject to a seasonal slow-down during the third and fourth quarters of the calendar year.

Gross margin as a percent of net sales was 20% for the quarter ended June 30, 2008, compared to 26.4% in the prior year. Gross margin as a percent of net sales was 24.1% for the nine-months ended June 30, 2008, and 27.2% for the nine-months ended June 30, 2007. The decrease in margin was a result of higher commodity costs and increased manufacturing costs related to facilities improvement and maintenance. The continuing rapid rise in steel prices and components eroded margins by approximately 3% in the quarter ended June 30, 2008. We implemented a price increase effective July 1, 2008. Our price increase may or may not be able to cover possible steel, fuel and other costs increases.

Selling, general and administrative expenses including product engineering and development increased $691 for the quarter ended June 30, 2008 to $3,899 and $388 for the nine-months ended June 30, 2008 to $10,475 due to higher selling costs offset by lower legal costs.

We own a 45% interest in Carbontronics LLC and a 25% interest in Carbontronics Fuels LLC and Carbontronics II LLC. These interests were earned as part of value of risk on contracts to build four synthetic fuel production plants during 1998. We have no basis in these equity investments or requirement to provide future funding. Any income arising from these investments is dependent upon tax credits (adjusted for operating losses at the fuel plants) being generated as a result of synthetic fuel production, which will be recorded as received. We received no distributions in the quarter ended June 30, 2008. For the nine-months ended June 30, 2008, we received $15,625. We received distributions of $4,765 in the quarter ended June 30, 2007 and $19,937 in the nine-months ended June 30, 2007. These distributions are subject to state and Federal income taxes.

As we have previously disclosed, the synthetic fuel tax credit legislation expired at the end of calendar year 2007. Consequently, the four synthetic fuel plants are being decommissioned. The plants are in process of being sold or transferred to site owners in exchange for a release of all contracted liabilities related to the removal of plants from the sites. The administrative partner has informed us that there will be no operations in calendar 2008 and the partnership affairs will be finalized in 2008. It is not possible to predict the amount, if any, of final distributions from the partnerships upon the final disposition and winding-up of operations.

The change in the value of marketable securities is a result of net realized and unrealized gains and losses during the period. Also the cost basis of marketable securities fluctuates as excess cash is invested or securities sold to fund operations and pay income taxes. As of June 30, 2008 and September 30, 2007 the cost basis of marketable securities was $49 million and $42 million, respectively. For the three-months ended June 30, 2008 and for the nine-months ended June 30, 2008, the change in value of our marketable securities was a loss of $2 and $867, respectively. For the three-months ended June 30, 2007 and the nine-months ended June 30, 2007, the change in value of our marketable securities was a gain of $1,777 and $4,387, respectively.

Included in other income for the nine-months ended June 30, 2008 was the receipt of $4,100 in resolution of an outstanding claim against a former service provider less related legal costs of $700. The terms of the settlement are confidential and we do not expect any further collections or expenses related to this matter. During the nine-months ended June 30, 2007 we sold land and buildings for $5,481 resulting in a loss of $1,633 after an adjustment of $1,905 for the cumulative translation adjustment related to the assets sold.

Income tax expense varies based on the pre-tax income. Deferred taxes changed primarily due to the income from investees becoming taxable in the current year.

Liquidity and Capital Resources

We generate our capital resources primarily through operations.

We entered into a Revolving Credit and Security Agreement with PNC Bank, N.A. The Agreement established a three year revolving $20 million credit facility and was renewed through July 31, 2009. The facility provides for advances based on accounts receivable, inventory and real estate. The facility includes a $2 million limit on letters of credit. At June 30, 2008, we had $.825 million of letters of credit outstanding. The interest rate at June 30, 2008, is at LIBOR plus 2.00% and subject to change based upon the Fixed Charge Coverage Ratio. We are required to maintain a Fixed Charge Coverage Ratio of 1.1:1. There are no required repayments as long as there are no defaults and there is adequate eligible collateral. Substantially all of our assets are pledged as security under the Agreement. We had no long term debt outstanding at June 30, 2008 or 2007.

As of June 30, 2008, we had $10.6 million in cash and cash equivalents, and $57.9 million in marketable securities. The marketable securities are invested in stocks and bonds through a professional investment advisor. Investment securities are exposed to various risks such as interest rate, market and credit. Due to the level of risk associated with certain investment securities and the level of uncertainty related to changes in the value of securities, it is possible that changes in these risk factors could have an adverse material impact on our results of income before income taxes. The securities may be liquidated at any time into cash and cash equivalents.

Inventory decreased due to the timing of the completion and delivery of major contracts. In addition, accumulated costs on these contracts, net of progress payments, and estimated earnings are included in inventory. Customer deposits increased due to a higher backlog $18.9 million as of June 30, 2008 compared to $13.8 million as of June 30, 2007. Accrued expenses decreased due to payments for legal and tradeshow costs. Income taxes payable decreased due to the decrease in taxable income.

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

At June 30, 2008, the Company had no debt outstanding. Under the Revolving Credit and Security Agreement, substantially all of the Company’s borrowings will bear interest at variable rates based upon the LIBOR.

The Company’s marketable securities are invested in stocks, municipal bonds, and money market funds through a professional investment advisor. Investment securities are exposed to various risks such as interest rate, market and credit. Due to the level of risk associated with certain investment securities and the level of uncertainty related to changes in the value of securities, it is possible that changes in these risk factors could have an adverse material impact on the Company’s results of income before income taxes or equity.

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

Part II. Other Information

Item 6. Exhibits

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a – 14(a) of the Securities Exchange Act of 1934, as amended.

31.2	Certification of Chief Financial Officer Pursuant to Rule 13a – 14(a) of the Securities Exchange Act of 1934, as amended.

32.	Certifications of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U. S. C. Section 1350.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GENCOR INDUSTRIES, INC.

August 11, 2008	By:	/s/ E.J. Elliott
E.J. Elliott, Chairman and Chief Executive Officer

August 11, 2008	By:	/s/ Scott W. Runkel
Scott W. Runkel, Chief Financial Officer (Principal Financial and Accounting Officer)