Form 10-K
period 2008-09-30
GENCOR INDUSTRIES INC
filed 2008-12-12
CIK 64472

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10 – K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended September 30, 2008

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File No. 001-11703

GENCOR INDUSTRIES, INC.

Incorporated in the	I.R.S. Employer Identification
State of Delaware	No. 59-0933147

5201 North Orange Blossom Trail

Orlando, Florida 32810

Registrant’s Telephone Number, Including Area Code:

(407) 290-6000

SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

Common Stock ($.10 Par Value)

SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:

None.

Indicate by check mark if the registrant is a well-known seasonal issuer, as defined in Rule 405 of the Securities Act    ☐  Yes    ☒  No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15 (d) of the Act    ☐  Yes    ☒  No

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to filing requirements for the past 90 days.     ☒  Yes    ☐  No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definitions of “large accelerated filer” and “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act (check one):

Large Accelerated Filer	☐	Accelerated Filer	☒

Non-Accelerated Filer	☐ (Do not check if a smaller reporting Company)	Smaller Reporting Company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes    ☒  No

The aggregate market value of the common equity held by non-affiliates computed by reference to the price at which the common equity was last sold as of the last business day of the most recently completed second fiscal quarter was $115,685,100.

Indicate the number of shares outstanding of each of the Registrant’s classes of Common Stock, as of the latest practicable date: 8,079,872 shares of Common Stock ($.10 par value) and 1,532,998 shares of Class B Stock ($.10 par value) as of October 14, 2008.

DOCUMENTS INCORPORATED BY REFERENCE

Part III of this Form 10-K is incorporated by reference from the Registrant’s 2009 Proxy Statement for the Annual Meeting of the Stockholders.

Introductory Note: Caution Concerning Forward-Looking Statements

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

General

Gencor Industries, Inc. and its subsidiaries (the “Company”, “we”, “us” or “our”) is a leading manufacturer of heavy machinery used in the production of highway construction materials, synthetic fuels, and environmental control equipment. The Company’s products are manufactured in two facilities in the United States and one facility located in the United Kingdom. The Company’s products are sold through a combination of Company sales representatives and independent dealers and agents located throughout the world.

The Company designs, manufactures and sells machinery and related equipment used primarily for the production of asphalt and highway construction materials. The Company’s principal core products include asphalt plants, combustion systems and fluid heat transfer systems. The Company believes that its technical and design capabilities, environmentally friendly process technology, and wide range of products have enabled it to become a leading producer of equipment worldwide. The Company believes it has the largest installed base of asphalt production plants in the United States.

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

In 1968, the Company was formed by the merger of Mechtron Corporation with General Combustion, Inc. and Genco Manufacturing, Inc. The new entity reincorporated in Delaware in 1969 and adopted the name Mechtron International Corporation in 1970. In 1985, the Company began a series of acquisitions into related fields starting with the Beverley Group Ltd. in the United Kingdom. Hy-Way Heat Company, Inc. and the Bituma Group were acquired in 1986. In 1987, the Company changed its name to Gencor Industries, Inc. and acquired the Davis Line Inc. and its subsidiaries in 1988.

In January 1998, the Company finalized agreements with Carbontronics, LLC (“CLLC”) pursuant to which the Company sold, designed, manufactured, and installed four synthetic fuel production plants. These plants were subsequently sold by CLLC to a limited partnership (“LP”), Carbontronics Synfuels Investors, L.P., which was the owner of the plants. The Company was paid in full for these plants in 1998. In addition to payment for the plants, per agreement, the Company received a member interest of 45% in CLLC. Revenue to CLLC is based upon the production of these plants continuing to qualify for tax credits under Section 29 of the Internal Revenue Code, and the ability to economically produce and successfully market synthetic fuel produced by the plants. To the extent the LP has been successful in producing fuel which qualifies for tax credits, has sold the synthetic fuel, has sold the tax credits to investors, and has had sufficient cash flow to cover all operating expenses, then the LP has remitted cash to CLLC as additional purchase price for the sale of the plants. CLLC generally has distributed any cash receipts to its investors.

Also, the Company received a 25% partnership position in the General Partner (“GP”) of the LP and in Carbontronics II, LLC (“C2LLC”). C2LLC has received royalty payments from the LP only if the LP has been successful in producing fuel which has qualified for tax credits, has sold the synthetic fuel, has sold the tax credits to investors, and has had sufficient cash flow to cover all other operating expenses. The remaining interests in the GP, CLLC, and C2LLC are owned by other, unrelated entities. An administrative member of the GP, not the Company, is responsible for administration of the day-to-day affairs of the GP and LP. The Company is entitled to appoint only one of the three members of the GP Management Committee and has 1/3 of the voting rights thereof. As a part of the member positions in CLLC, C2LLC, and the GP, the Company has had the potential for income subject to the performance of the LP. Future benefits realizable by the Company on the synthetic fuel production plants depend on whether the production from these plants will continue to qualify for tax credits under Section 29 of the Internal Revenue Code and the ability to economically produce and successfully market synthetic fuel produced by the plants.

On January 5, 2005, the Company was informed that the IRS had concluded its examination of the investees with no material adverse findings. As a result, distributions suspended since August 2003 resumed. The Company received $44.2 million during the fiscal year 2005. The Company recognized income of $14.5 million in 2006, for the distribution received less an accrual of $1 million for certain expenses associated with efforts by the Company as plaintiff in a matter against its synthetic fuels partners. The Company received $19.9 million of distributions in fiscal 2007. The Company received $15.6 million of distributions in fiscal 2008. These distributions are subject to state and Federal income taxes.

The tax credit legislation expired at the end of calendar year 2007. Consequently, the four synthetic fuel plants were decommissioned. The plants were sold or transferred to site owners in exchange for a release of all contracted liabilities related to the removal of plants from the sites. The administrative partner has informed the Company that there will be no operations in calendar 2008 and almost all of the partnership affairs will be finalized in 2008. It is not possible to predict the amount, if any, of final distributions from the partnerships upon the final disposition and winding-up of operations.

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

Sales Backlog

The Company’s manufacturing processes allow for a relatively short turnaround from the order date to shipment date of usually less than ninety (90) days. Therefore, the size of the Company’s backlog should not be viewed as an indicator of the Company’s annualized revenues or future financial results. The Company’s backlog was approximately $9 million and $29 million as of December 1, 2008 and December 1, 2007, respectively.

Financial Information about Geographic Areas Reporting Segments

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

Government Regulations

The Company believes its design and manufacturing processes meet all industry and governmental agency standards that may apply to its entire line of products, including all domestic and foreign environmental, structural, electrical and safety codes. The Company’s products are designed and manufactured to comply with

U.S. Environmental Protection Agency regulations. Certain state and local regulatory authorities have strong environmental impact regulations. While the Company believes that such regulations have helped, rather than restricted its marketing efforts and sales results, there is no assurance that changes to federal, state, local, or foreign laws and regulations will not have a material adverse effect on the Company’s products and earnings in the future.

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

Employees

As of September 30, 2008, the Company employed a total of 461 employees; there were 448 employees in the domestic U.S. operations and 13 employees in the U.K. operations. The Company has collective bargaining agreements covering production and maintenance employees at its Marquette, Iowa facilities. The remaining domestic employees are not represented by a labor union or collective bargaining agreement. The Company believes that its relationship with its employees is good.

Available Information

For further discussion concerning our business, see the information included in Items 7 (Management’s Discussion and Analysis of Financial Condition and results of Operations) and 8 (Financial Statements and Supplementary Data) of this report.

We make available free of charge through our web site at www.gencor.com our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and all amendments to those reports, if applicable, filed or furnished pursuant to Sections 13(a) and 15(d) of the Securities Exchange Act of 1934, as amended, as soon as reasonably practicable after the material is electronically filed with or furnished to the Securities and Exchange Commission (“SEC”). The information posted on our web site is not incorporated into this Annual Report on Form 10-K.

ITEM 1A.	RISK FACTORS

The following risk factors and other information included in this Annual Report on Form 10-K should be carefully considered. The risks and uncertainties described below are not the only ones we face. Additional risks and uncertainties not presently known to us or that we presently deem less significant may also impair our business operations. If any of the following risks actually occur, our business operating results and financial condition could be materially adversely affected. The order of these risk factors does not reflect their relative importance or likelihood of occurrence.

Our business may be adversely affected by the current economic recession. The domestic and international economies are experiencing a significant recession. This recession has been magnified by the tightening of the credit markets. The domestic and international markets may remain depressed for an undeterminable period of time. Our sales to contractors are dependent on construction and infrastructure spending and availability of credit to our customers. Changes in construction and governmental spending could have a material adverse effect on the Company’s revenues and profits.

Our business is affected by the cyclical nature of the markets served by us. The demand for our products and service is dependent on general economic conditions and more specifically, the commercial construction industry. Adverse economic conditions may cause customers to forego or delay new purchases and rely more on repairing existing equipment thus negatively impacting our sales and profits. Rising gas and oil prices, increasing steel prices, and shortage of qualified workers can have adverse effects on us. Market conditions could limit our ability to raise selling prices to offset increases in inventory costs.

Our business is affected by the level of government funding for highway construction. In 2005, the Federal Government passed the SAFETEA-LU bill. This bill appropriated a multi-year guaranteed funding for federal highway, transit and safety programs and expires on September 30, 2009, which may adversely affect our business and results of operations. Many of our customers depend on funding by Federal and state agencies. Future legislation may increase or decrease government spending, which if decreased, could have a negative affect on our financial condition or results of operations. SAFETEA-LU and other legislation may be revised in future congressional sessions, Federal funding of infrastructure may be decreased in the future, especially since the United States is currently experiencing an economic recession.

If we fail to comply with requirements relating to internal control over financial reporting under Section 404 of the Sarbanes-Oxley Act, our business could be harmed and our stock price could decline.

Rules adopted by the Securities and Exchange Commission pursuant to Section 404 of the Sarbanes-Oxley Act of 2002 require us to assess our internal control over financial reporting annually. The rules governing the standards that must be met for management to assess our internal control over financial reporting are complex. They require significant documentation, testing, and possible remediation of any significant deficiencies in and/or material weaknesses of our internal controls in order to meet the detailed standards under these rules. We have evaluated our internal controls over financial reporting as effective as of September 30, 2008. See Item 9A – Controls and Procedures – Management’s Report on Internal Control Over Financial Reporting. Although we have evaluated our internal controls as effective as of September 30, 2008, in future fiscal years, we may encounter unanticipated delays or problems in assessing our internal controls as effective or in completing our assessments by the required dates. In addition, we cannot assure you that our independent registered public accountants will attest our internal controls as effective in future fiscal years. If we cannot assess our internal controls as effective, investor confidence and share value may be negatively impacted.

We may be required to reduce our profit margins on contracts on which we use the percentage-of-completion accounting method.

We record sales and profits on many of our contracts using the percentage-of-completion method of accounting. As a result, revisions made to our estimates of sales and profits are recorded in the period in which the conditions that require such revisions become known and can be estimated. Although we believe that our profit margins are fairly stated and that adequate provisions for losses for our fixed-price contracts are recorded in our financial statements, as required under U.S. generally accepted accounting principles (GAAP), we cannot assure you that our contract profit margins will not decrease or our loss provisions will not increase materially in the future.

Terrorist acts upon the United States and acts of war (actual or threatened) could result in a significant impact on our business.

The terrorist acts carried out against the United States on September 11, 2001 and the war with Iraq and its aftermath adversely impacted the United States economy. Additional terrorist acts against the United States and the threat of or actual war by or upon the United States could reduce the allocation of available funds to construction and infrastructure spending, which would result in a significant reduction of our business and may negatively impact the market price of our common stock.

We are subject to physical and financial risks associated with climate change.

There is a growing consensus that emissions of greenhouse gasses (GHGs) are linked to global climate change. Climate change creates physical and financial risk. Physical risks from climate change include an increase in sea level and changes in weather conditions, such as an increase in changes in precipitation and extreme weather events. These changes, if they were to occur, could impact our customers’ ability to initiate and complete construction and infrastructure projects, which could reduce demand for our products and services and negatively impact: (a) our financial condition and results of operations and (b) the market price of our common stock.

To the extent climate change impacts a region’s economic health, it may also impact our revenues. Our financial performance is tied to the health of the regional economies we serve. The price of energy, as a factor in a region’s cost of living as well as an important input into the cost of goods, has an impact on the economic health of our communities. The cost of additional regulatory requirements, such as a tax on GHGs or additional environmental regulation, would normally be borne by consumers through higher prices for energy and purchased goods. To the extent financial markets view climate change and emissions of GHGs as a financial risk, this could negatively affect our ability to access capital markets or cause us to receive less than ideal terms and conditions.

Income from our investment in synthetic fuel partnerships is affected by the level of oil prices and the tax code. The tax credits provided for the synthetic fuel industry under Section 29 of the Internal Revenue Code expired at the end of calendar year 2007. As a result, we do not believe that we will receive any significant future distributions.

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

We could be harmed if we violate financial covenants contained in our credit facility. Our Revolving Credit and Security Agreement with PNC Bank, N.A., dated August 1, 2003, and amended July 31, 2006, imposes certain financial and operating covenants upon us, including, among others, restrictions on our ability to incur debt, or take certain other corporate actions. In addition, the credit facility requires that we maintain certain financial ratios and provides for limitations on capital expenditures. The foregoing covenants may restrict our ability to obtain additional funds, dispose of assets, or otherwise pursue our business strategies, and may impair our ability to obtain additional financing to fund future working capital requirements, capital expenditures, acquisitions and other general corporate purposes. Changes in economic or business conditions, results of operations or other factors could in the future cause a violation of one or more covenants in the credit facility, which could result in requiring us to immediately repay in full all amounts outstanding which could have a negative impact on our financial condition or results of operations. Furthermore, because substantially all of our assets are pledged as collateral under this credit facility, a default could have a negative adverse impact on our financial conditions and results of operations. At the time of this report, there are no borrowings under our present facility and $.8 million of letters of credit outstanding.

Demand for our products is cyclical in nature. Orders for our products slow down during the summer and fall months since our customers generally do not purchase new equipment for shipment in their peak season for highway construction and repair work. In addition, demand for our products depends in part upon the level of capital and maintenance expenditures by the highway construction industry. The highway construction industry historically has been cyclical in nature and vulnerable to general downturns in the economy. Decreases in industry spending could have a material adverse effect upon demand for our products and negatively impact our business, financial condition,, results of operations and the market price of our common stock.

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

We may be subject to substantial liability for the products we produce. We are engaged in a business that could expose us to possible liability claims for personal injury or property damage due to alleged design or manufacturing defects in our products. We believe that we meet existing professional specification standards recognized or required in the industries in which we operate, and there are no material product liability claims pending against us as of the date hereof. Although we currently maintain product liability coverage which we believe is adequate for the continued operation of our business, such insurance may prove inadequate or become difficult to obtain or unobtainable in the future on terms acceptable to us.

We are subject to extensive environmental laws and regulations, and our costs related to compliance with, or our failure to comply with, existing or future laws and regulations, could adversely affect our business and results of operations. Our operations are subject to federal, state, local and foreign laws and regulations relating to the protection of the environment. Sanctions for noncompliance may include revocation of permits, corrective action orders, significant administrative or civil penalties and criminal prosecution. Our business involves environmental management and issues typically associated with historical manufacturing operations. To date, our cost of complying with environmental laws and regulations has not been material, but the fact that such laws or regulations are changed frequently makes predicting the cost or impact of such laws and regulations on our future operations uncertain.

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

Our management has effective voting control. Our officers and directors beneficially own an aggregate of approximately 94.6% of the outstanding shares of our $.10 par value Class B stock. The Class B stock is entitled to elect 75% (calculated to the nearest whole number, rounding five-tenths to next highest whole number) of the members of our board of directors. Further, approval of a majority of the Class B stock is generally required to effect a sale of us and certain other corporate transactions. As a result, these stockholders can elect more than a majority of the board of directors and exercise significant influence over most matters requiring approval by our stockholders. This concentration of control may also have the effect of delaying or preventing a change in control.

The issuance of preferred stock may impede a change of control or may be dilutive to existing stockholders. Our Certificate of Incorporation, as amended, authorizes our Board of Directors, without stockholder vote, to issue up to 300,000 shares of preferred stock in one or more series and to determine for any series the dividend, liquidation, conversion, voting or other preferences, rights and terms that are senior, and not available, to the holders of our common stock. Thus, issuances of series of preferred stock could adversely affect the relative voting power, distributions and other rights of the common stock. The issuance of preferred stock could deter or impede a merger, tender offer or other transaction that some, or a majority, of our common stockholders might believe to be in their best interest or in which our common stockholders might receive a premium for their shares over the then current market price of such shares.

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

Competition could reduce revenue from our products and services and cause us to lose market share.

We currently face strong competition in product performance, price and service. Some of our national competitors have greater financial, product development and marketing resources than we have. If competition in our industry intensifies or if our current competitors enhance their products or lower their prices for competing products, we may lose sales or be required to lower the prices we charge for our products. This may reduce revenue from our products and services lower our gross margins or cause us to lose market share.

Our quarterly operating results are likely to fluctuate, which may decrease our stock price.

Our quarterly revenues, expenses and operating results have varied significantly in the past and are likely to vary significantly from quarter to quarter in the future. As a result, our operating results may fall below the expectations of securities analysts and investors in some quarters, which could result in a decrease in the market price of our common stock. The reasons our quarterly results may fluctuate include:

•	general competitive and economic conditions;

•	delays in, or uneven timing in, the delivery of customer orders;

•	the seasonal nature of our industry;

•	the introduction of new products by us or our competitors;

•	product supply shortages; and

•	reduced demand due to adverse weather conditions.

Period-to-period comparisons of such items should not be relied on as indications of future performance.

Our stock has been, and likely will continue to be, subject to substantial price and volume fluctuations due to a number of factors, many of which will be beyond our control.

In recent years, the stock market in general and the market for our common stock have experienced extreme price fluctuations. The market price of our common stock may be significantly affected by various factors such as:

•	quarterly variations in our operating results;

•	changes in our revenue growth rates as a whole or for specific geographic areas or products;

•	changes in earning estimates by market analysts;

•	the announcements of new products or product enhancements by us or our competitors;

•	speculation in the press or analyst community; and

•	general market conditions or market conditions specific to particular industries.

The market price of our common stock may experience significant fluctuations in the future.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None.

ITEM 2.	PROPERTIES

The following table lists the properties owned or leased by the Company as of September 30, 2008:

Location	Owned Acreage	Building Square Footage	Principal Function
Billingshurst, West Sussex England	1.2	5,000	Offices
Marquette, Iowa (1)	72.0	137,000	Offices and manufacturing
Orlando, Florida (1)	27.0	171,000	Corporate offices and manufacturing

(1)	These properties are owned and pledged as security under the Company’s credit agreement with PNC Bank.

See Note 3 to our consolidated financial statements in Item 8 below for more information about our properties.

ITEM 3.	LEGAL PROCEEDINGS

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

The Company’s stock has been traded on the NASDAQ Global Market under the symbol “GENC” since December 20, 2007. Previously the stock was traded over the counter on the Pink Sheets and the OTC Electronic Bulletin Board under the symbol “GNCI.OB”.

Following are the high and low closing prices for our common stock for the periods indicated:

2008	HIGH	LOW
First Quarter	$10.50	$8.50
Second Quarter	$20.97	$9.46
Third Quarter	$32.88	$10.38
Fourth Quarter	$15.80	$7.83

2007	HIGH	LOW
First Quarter	$12.85	$9.20
Second Quarter	$12.25	$9.00
Third Quarter	$11.00	$9.00
Fourth Quarter	$10.25	$9.00

As of October 14, 2008, there were 309 holders of Common Stock of record and six holders of Class B Stock of record.

Dividend Policy

The Company has not paid any dividends during the last two fiscal years and there is no intention to pay cash dividends in the foreseeable future.

EQUITY COMPENSATION PLAN

In the following table is information about our common stock that may be issued upon exercise of options, warrants and rights under all of our existing equity compensation plans and arrangements as of September 30, 2008, including the 1997 Stock Option Plan.

Plan Category	Number of Securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of Securities remaining available for future issuance under equity compensation plans (excluding securities reflected in second column)
Equity compensation plans approved by security holders	27,500	$9.32	0

Equity compensation plans not approved by security holders	0	0	0

Total	27,500	$9.32	0

The following graph sets forth the cumulative total stockholder return (assuming reinvestment of dividends) to the Company’s stockholders during the five-year period ended September 30, 2008, as well as the Wilshire Small Capitalization Index and the Dow Jones Heavy Construction Index. The stock performance assumes $100 was invested on October 1, 2003.

Comparison of Cumulative Total Return Among Gencor Industries, Inc., the

Wilshire Small Capitalization Index and the Dow Jones Heavy Construction Index

With Base Year of 2003:	9/30/2003	9/30/2004	9/30/2005	9/30/2006	9/30/2007	9/30/2008
Gencor Industries, Inc.	100.00	530.30	493.94	560.61	600.00	489.70

DJ Heavy Construction Index	100.00	153.16	243.91	289.83	584.36	373.36

Wilshire Small Cap Index	100.00	160.48	192.20	196.94	208.66	165.61

On December 20, 2007, the Company’s stock was available for trading on the NASDAQ Global Market under the symbol “GENC”.

Subsequent to June 1, 2000, the Company’s stock has traded on the “pink sheets” under the stock symbol “GRCX” until 2003 when the stock symbol was changed to “GNCI”. In January 2005, the Company’s stock commenced reporting on the OTC Electronic Bulletin Board under the symbol “GNCI.OB”.

ITEM 6.	SELECTED FINANCIAL DATA

	Years Ended September 30
	2008	2007	2006	2005	2004
	(in thousands, except per share data)
Net revenue	$88,343	$75,286	$67,107	$48,140	$54,070

Operating income (loss)	$6,848	$6,333	$1,359	$(1,258)	$4,171

Net Income	$15,247	$18,495	$11,587	$31,307	$2,604

Per share data:
Basic:
Net Income	$1.59	$1.91	$1.17	$3.50	$0.30

Diluted:
Net Income	$1.59	$1.91	$1.17	$3.29	$0.27

Cash dividends declared per common share	$—	$—	$—	$—	$—

Selected balance sheet data:

	September 30,
	2008	2007	2006	2005	2004
Current assets	$101,622	$96,392	$67,634	$63,745	$22,195
Current liabilities	$11,333	$14,048	$11,888	$10,361	$18,437
Total assets	$110,623	$104,227	$80,974	$78,010	$42,812
Long-term debt, less current maturities	$—	$—	$—	$—	$5,701
Shareholders’ equity	$99,015	$83,781	$63,043	$51,435	$15,294

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

“Forward-Looking” Information

This Form 10-K contains certain “forward-looking statements” within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), which represent our expectations and beliefs, including, but not limited to, statements concerning gross margins, sales of our products and future financing plans, income from investees and litigation. These statements by their nature involve substantial risks and uncertainties, certain of which are beyond our control. Actual results may differ materially depending on a variety of important factors, including the financial condition of our customers, changes in the economic and competitive environments, whether or not we receive income from our investees, the performance of our investment portfolio and the demand for our products.

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

Results of Operations

Year ended September 30, 2008 compared with the year ended September 30, 2007

Net sales for the years ended September 30, 2008 and 2007 were $88.3 million and $75.3 million, respectively, this represents a $13 million increase (17%) over the previous year. Domestic sales during this period for 2008 and 2007 were $85.6 million and $72.4 million, respectively. Domestic sales were higher than the prior year due to the general improvement in the road-building industry. Infrastructure spending remained strong through fiscal 2008. We cannot predict what impact the recession and credit tightening in the last half of calendar 2008 will have on future revenues. Foreign sales decreased by $.1 million. Backlog was $16 million at September 30, 2008, compared to a backlog of $24.5 million at September 30, 2007.

Gross margin for fiscal 2008 was $1.3 million higher than fiscal 2007 and as a percent of net sales was 23.9% in 2008 and 26.4% of sales for 2007. The margin for the year was adversely impacted by higher raw material costs, primarily significant increase in steel prices, and high energy costs. Domestic margins were negatively affected by $.6 million and $.7 million, respectively for 2008 and 2007 due to an increase in the LIFO reserve.

Product engineering and development costs increased $.2 million due to hiring of additional engineers. Selling and administrative expenses increased $.5 million during 2008 due to higher commissions and payroll costs resulting from the higher sales volume, partially offset by lower legal costs.

Operating income was $6.8 million in 2008 compared to $6.3 million in 2007. Operating income increased as a result of increased domestic business and reduced administrative expenses.

Miscellaneous Income in 2008 includes $3.4 million from a favorable legal settlement from a former service provider.

The decrease in value of marketable securities was a loss of $1.8 million compared to a gain of $5.8 million last year. Total cash and investment balance at September 30, 2008 is $58 million compared to September 30, 2007 cash and investment balance of $55 million.

We recognized income from investees of $15.6 million in 2008 and $19.9 million of income from investees in 2007. The operations of Carbontronics LLC consist of the receipt of contingent payments from the sales from the plants and the distribution thereof to its members. Carbontronics LLC has no other significant operations or assets. The operations of Carbontronics II, LLC consist of the receipt of royalty payments from the plants and the distribution thereof to its members. Carbontronics II, LLC has no other significant operations or assets. Any income arising from these investments is dependent upon tax credits (adjusted for operating losses at the fuel plants) being generated as a result of synthetic fuel production, which are recorded as received. These distributions are subject to state and Federal income taxes. Distributions from these entities depend upon the production of these operations qualifying for tax credits under Section 29 of the Internal Revenue Code and the ability to economically produce and market synthetic fuel produced by the plants.

The existing tax credit legislation expired at the end of calendar year 2007. Consequently, the four synthetic fuel plants were decommissioned. The plants were sold or transferred to site owners in exchange for a release of all contracted liabilities related to the removal of plants from the sites. The administrative partner has informed us that there will be no operations in calendar 2008 and almost all of the partnership affairs will be finalized in 2008. It is not possible to predict the amount, if any, of final distributions from the partnerships upon the final disposition and winding-up of operations.

Income taxes were 37% of pre-tax income for 2008 and 39.5% for 2007. The effective tax rate is higher than the Federal rate of 35% due to state income taxes and losses for foreign operations for which no tax benefit has been recognized.

Year ended September 30, 2007 compared with the year ended September 30, 2006

Net sales for the years ended September 30, 2007 and 2006 were $75.3 million and $67.1 million, respectively. Domestic sales during this period for 2007 and 2006 were $72.4 million and $63.1 million, respectively. Domestic sales were higher than the prior year due to the general improvement in the road-building industry, partially due to the passage of the Federal highway bill in the summer of 2005. Foreign sales decreased by $1.1 million due to one large order in 2006. Backlog was $24.5 million at September 30, 2007, compared to a backlog of only $5 million at September 30, 2006.

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

During fiscal 2007, we sold land and buildings for $5.4 million resulting in a loss of $1.6 million after an adjustment of $1.9 million for the cumulative translation adjustment related to the assets sold.

The increase in value of marketable securities is a result of additional net cash invested in marketable securities ($10 million) and the increase in the market value ($5.8 million) of the securities held in the portfolio.

We recognized income from investees of $19.9 million in 2007 and $14.5 million of income from investees in 2006. The operations of Carbontronics LLC consist of the receipt of contingent payments from the sales of the plants and the distribution thereof to its members. Carbontronics LLC has no other significant operations or assets. The operations of Carbontronics II, LLC consist of the receipt of royalty payments from the plants and the distribution thereof to its members. Carbontronics II, LLC has no other significant operations or assets. Any income arising from these investments is dependent upon tax credits (adjusted for operating losses at the fuel plants) being generated as a result of synthetic fuel production, which will be recorded as received. These distributions are subject to state and Federal income taxes. Future distributions from these entities depend upon the production of these operations continuing to qualify for tax credits under Section 29 of the Internal Revenue Code and the ability to economically produce and market synthetic fuel produced by the plants. One of the contingencies related to future benefits from these entities is based on the average price of crude oil. Per a provision of Section 29, if the average price of crude oil reaches a certain level, the tax credits terminate.

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

We entered into a Revolving Credit and Security Agreement with PNC Bank, N.A. The Agreement established a three year revolving $20 million credit facility and was renewed through July 31, 2009. The facility provides for advances based on accounts receivable, inventory and real estate. The facility includes a $2 million limit on letters of credit. At September 30, 2008, we had $.8 million of letters of credit outstanding. The interest rate at September 30, 2008, is at LIBOR plus 2.00% and subject to change based upon the Fixed Charge Coverage Ratio. We are required to maintain a Fixed Charge Coverage Ratio of 1.1:1. There are no required repayments as long as there are no defaults and there is adequate eligible collateral. Substantially all of our assets are pledged as security under the Agreement. We had no long term debt outstanding at September 30, 2008 or 2007.

As of September 30, 2008, we had $4 million in cash and cash equivalents, and $54 million in marketable securities. The marketable securities are invested in stocks and bonds through a professional investment advisor. The securities may be liquidated at any time into cash and cash equivalents.

Inventories have remained at $35 million at September 30, 2008, and September 30, 2007, as we have built inventory to meet the demands for plant deliveries in December 2008 and early calendar 2009.

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

Investment in Unconsolidated Investees

As of September 30, 2008, 2007, and 2006, we own a 45% interest in Carbontronics LLC and a 25% interest in Carbontronics Fuels LLC and Carbontronics II LLC. These interests were obtained as part of contracts to build four synthetic fuel production plants during 1998. We have no basis in these equity investments or requirement to provide future funding. Any income arising from these investments is dependent upon tax credits (adjusted for operating losses at the fuel plants) being generated as a result of synthetic fuel production, which will be recorded as received.

The existing tax credit legislation expired at the end of calendar year 2007. Consequently, the four synthetic fuel plants were decommissioned. They were sold or transferred to site owners in exchange for a release of all contracted liabilities related to the removal of plants from the sites. The administrative partner has informed the Company that there will be no operations in calendar 2008 and almost all of the partnership affairs will be finalized in 2008. It is not possible to predict the amount, if any, of final distributions from the partnerships upon the final disposition and winding-up of operations.

Inflation

The overall effects of inflation on our business during the periods discussed have not been significant. We monitor the prices we charge for our products and services on an ongoing basis and believe that we will be able to adjust those prices to take into account future changes in the rate of inflation.

Contractual Obligations

The following table summarizes our outstanding borrowings and long-term contractual obligations at September 30, 2008:

	Total	Less than 1 Year	1-3 Years	3 - 5 Years	More than 5 Years
Long-term debt	$—	$—	$—	$—	$—
Operating leases	$322	$111	$203	$8	$—

Total	$322	$111	$203	$8	$—

The long-term debt facility matures in 2009. We also have $.8 million of letters of credit outstanding. The letters of credit are for one year and have been renewed annually.

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

At September 30, 2008 and 2007 the Company had no debt outstanding. Under the Revolving Credit and Security Agreement, substantially all of the Company’s borrowings will bear interest at variable rates based upon the prime rate or LIBOR.

The Company’s marketable securities are invested in stocks and municipal bonds through a professional investment advisor. Investment securities are exposed to various risks such as interest rate, market and credit. Due to the level of risk associated with certain investment securities and the level of uncertainty related to changes in the value of securities, it is possible that changes in these risk factors could have an adverse material impact on the Company’s results of operations or equity.

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

GENCOR INDUSTRIES, INC.

MANAGEMENT ASSESSMENT REPORT

The management of Gencor Industries, Inc. (the “Company”) is responsible for establishing and maintaining adequate internal control over financial reporting for the Company. The Company’s internal control system is designed to provide reasonable assurance to the Company’s management and board of directors regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. There are inherent limitations in the effectiveness of all internal control systems no matter how well designed. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to the preparation and presentation of financial statements. Furthermore, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of a change in circumstances or conditions.

In order to ensure that the Company’s internal control over financial reporting is effective, management regularly assesses such controls and did so most recently as of September 30, 2008. This assessment was based on criteria for effective internal control over financial reporting described in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management believes the Company’s maintained effective internal control over financial reporting as of September 30, 2008. Moore Stephen Lovelace, P. A., the Company’s independent registered public accounting firm, has issued an attestation report on the Company’s internal control over financial reporting as of September 30, 2008.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors of Gencor Industries, Inc.

We have audited the accompanying consolidated balance sheets of Gencor Industries, Inc. and subsidiaries as of September 30, 2008, and 2007, and the related consolidated statements of income, stockholders’ equity and comprehensive income, and cash flows for each of the years in the three-year period ended September 30, 2008. Our audit also included the financial statement schedule listed in the accompanying index. We also have audited Gencor’s internal control over financial reporting as of September 30, 2008, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Gencor’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying financial report. Our responsibility is to express an opinion on these financial statements and an opinion on the company’s internal control over financial reporting based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Gencor Industries, Inc. as of September 30, 2008, and 2007, and the consolidated results of its operations, changes in shareholders’ equity and its cash flows for each of the years in the three-year period ended September 30, 2008, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the financial statement schedule referred to above, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly in all materials respects the information set forth therein. Also in our opinion, Gencor Industries, Inc. maintained, in all material respects, effective internal control over financial reporting as of September 30, 2008, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

MOORE STEPHENS LOVELACE, P.A.

Certified Public Accountants

Orlando, Florida

December 11, 2008

Part I. Financial Information

GENCOR INDUSTRIES, INC.

Consolidated Balance Sheets

(In thousands, except per share data)

	September 30 2008	September 30 2007
ASSETS
Current assets:
Cash and cash equivalents	$4,068	$3,707
Marketable securities at market value (Cost $46,000 at September 30, 2008 and $42,000 at September 30, 2007)	53,976	51,780
Account receivable, less allowance for doubtful accounts of $1,927 ($1,685 at September 30, 2007)	7,527	4,570
Inventories, net	35,044	34,694
Prepaid expenses	1,007	1,641

Total current assets	101,622	96,392
Property and equipment, net	8,817	7,660
Other assets	184	175
Total assets	$110,623	$104,227

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Account payable	$4,442	$4,132
Customer deposits	1,712	1,414
Income and other taxes payable	1,678	2,164
Accrued expenses	3,501	6,338

Total current liabilities	11,333	14,048
Long-term debt	—	—
Deferred income taxes	275	6,398

Total liabilities	11,608	20,446
Commitments and contingencies
Shareholder’s equity:
Preferred stock, par value $.10 share; authorized 300,000 shares; none issued	—	—
Common stock, par value $.10 per share; 15,000,000 shares authorized; 8,079,872 shares and 7,967,372 shares issued at September 30, 2008 and 2007, respectively	808	797
Class B Stock, par value $.10 per share; 6,000,000 shares authorized; 1,532,998 shares and 1,642,998 shares issued at September 30, 2008 and 2007	153	164
Unearned compensation	—	(135)
Capital in excess of par value	10,542	10,520
Retained earnings	87,383	72,136
Accumulated other comprehensive income (loss)	129	299

Total shareholder’s equity	99,015	83,781
Total Liabiliities and Shareholders’ Equity	$110,623	$104,227

See accompanying notes to consolidated financial statements

GENCOR INDUSTRIES, INC.

Consolidated Statements of Income

(In thousands, except per share data)

	For the Years Ended September 30,
	2008	2007	2006
Net revenue	$88,343	$75,286	$67,107

Cost and expense:
Production costs	67,187	55,436	50,348
Product engineering and development	2,794	2,567	2,075
Selling, general and administrative	11,514	10,950	13,325

	81,495	68,953	65,748

Operating income	6,848	6,333	1,359

Other income (expense):
Interest income	154	159	160
Interest expense	(37)	(48)	(85)
Income from investees	15,624	19,937	14,547
Loss on sale of assets	—	(1,633)	—
Increase (decrease) in value of marketable securities	(1,804)	5,831	2,162
Miscellaneous	3,421	6	237

	17,358	24,252	17,021
Income before income taxes	24,206	30,585	18,380

Income taxes	8,959	12,090	6,793

Net income	$15,247	$18,495	$11,587

Basic earnings per common share:
Net income	$1.59	$1.91	$1.17

Diluted earnings per common share:
Net income	$1.59	$1.91	$1.17

See accompanying notes to consolidated financial statements.

GENCOR INDUSTRIES, INC.

Consolidated Statements of Shareholders’ Equity

(In thousands)

For the Years Ended September 30, 2008, 2007 and 2006

							Retained		Accumulated	Subscription
						Capital in	Earnings		Other	Receivable			Total
	Common Stock		Class B Stock		Unearned	Excess of	(Accumulated	Comprehensive	Comprehensive	From	Treasury Stock		Shareholders’
	Shares	Amount	Shares	Amount	Compensation	Par Value	Deficit)	Income (Loss)	Income (Loss)	Officer	Shares	Cost	Equity
September 30, 2005	8,340	$834	1,735	$174	$—	$11,659	$42,054		$(1,582)	$—	179	$(1,704)	$51,435

Net income	—	—	—	—	—	—	11,587	$11,587	—	—	—	—	11,587
Stock options granted					(270)	270
Stock options exercised	49	5	—	—	—	29	—	$—	—	—	—	—	34
Retirement of treasury stock	(87)	(9)	(92)	(10)	—	(1,685)	—		—	—	(179)	1,704	—
Translation adj.	—	—	—	—	—	—	—	(13)	(13)	—	—	—	(13)
Comprehensive income								$11,574
September 30, 2006	8,302	$830	1,643	$164	$(270)	$10,273	$53,641		$(1,595)	$—	$—	$—	$63,043
Net income	—	—	—	—	—	—	18,495	$18,495	—	—	—	—	18,495
Amortization					135								135
Stock retired	(335)	(33)	—	—	—	247	—	$—	—	—	—	—	214
Disposal of foreign assets					—		—		1,905	—			1,905
Translation adj.	—	—	—	—	—	—	—	(11)	(11)	—	—	—	(11)

Comprehensive income								$18,484
September 30, 2007	7,967	$797	1,643	$164	$(135)	$10,520	$72,136		$299	$—	$—	$—	$83,781

Net income	—	—	—	—	—	—	15,247	$15,247	—	—	—	—	15,247
Stock options exercised	3	—				22			—	—	—	—	22
Amortization					135								135
Conversion of Class B stock	110	11	(110)	(11)
Translation adj.	—	—	—	—	—	—	—	(170)	(170)	—	—	—	(170)

Comprehensive income								$15,077
September 30, 2008	8,080	$808	1,533	$153	$—	$10,542	$87,383		$129	$—	$—	$—	$99,015

See accompanying notes to consolidated financial statements.

GENCOR INDUSTRIES, INC.

Consolidated Statements of Cash Flows

In Thousands

	For the Years Ended September 30,
	2008	2007	2006
Cash flows from operations:
Net income	$15,247	$18,495	$11,587
Adjustments to reconcile net income to cash provided (used) by operations:
Increase in Marketable securities	(4,000)	(10,000)	(1,000)
Decrease (Increase) in market value of marketable securities	1,804	(5,831)	(2,162)
Deferred income taxes	(6,123)	2,714	(8,837)
Depreciation and amortization	948	932	1,358
Income from investees	(15,624)	(19,937)	(14,547)
Provision for doubtful accounts	410	360	470
Loss on sale of assets	—	1,633	—
Change in assets and liabilities:
Accounts receivable	(3,367)	520	(2,259)
Unearned compensation	135	135	—
Inventories	(350)	(11,734)	(3,724)
Prepaid expenses	634	(63)	356
Account payable	310	(1,490)	1,131
Customer deposits	298	577	(1,265)
Income and other taxes payable	(486)	(208)	457
Accrued expenses	(2,855)	1,509	1,184

Total adjustments	(28,266)	(40,883)	(28,838)

Cash provided by (used for ) operations	(13,019)	(22,388)	(17,251)

Cash flows from (used for ) investing activities:
Distributions from unconsolidated investees	15,624	19,937	14,547
Capital expenditures	(2,096)	(637)	(413)
Proceeds from assets held for sale		5,481	—

Cash from (used for) investing activities	13,528	24,781	14,134
Cash flows used for financing activities:
Stock transactions	22	214	34
Net repayment of debt	—	—	—
Net borrowings	—	—	—

Cash provided (used) for financing activities	22	214	34
Effect of exchange rate changes on cash	(170)	(10)	(13)

Net increase (decrease) in cash	361	2,597	(3,096)
Cash and cash equivalents at:
Beginning of period	3,707	1,110	4,206

End of period	$4,068	$3,707	$1,110

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

These consolidated financial statements include the accounts of the Gencor Industries, Inc. and its subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.

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

Net Income Per Share

The financial statements include basic and diluted per share information. Basic earnings per share are based on the weighted average number of shares outstanding. Diluted earnings per share are based on the sum of the weighted average number of shares outstanding plus common share equivalents.

The following presents the calculation of the basic and diluted income per share from for the years ended September 30, 2008, 2007 and 2006:

	2008			2007			2006
	Income	Shares	Per Share Amount	Income	Shares	Per Share Amount	Income	Shares	Per Share Amount
Basic EPS	$15,247	9,611	$1.59	$18,495	9,708	$1.91	$11,587	9,919	$1.17
Diluted EPS	$15,247	9,618	$1.59	$18,495	9,710	$1.91	$11,587	9,936	$1.17

Cash Equivalents

Cash equivalents, may consist of short-term certificates of deposit and deposits in money market accounts with original maturities of three months or less.

Marketable Securities

Marketable securities are categorized as trading securities and stated at market value. Market value is determined using the quoted closing or latest bid prices. Realized gains and losses on investment transactions are determined by specific identification and are recognized as incurred in the statement of income. Net unrealized gains and losses are reported in the statement of income and represent the change in the market value of investment holdings during the period. At September 30, 2008, Marketable securities consisted of $44,764 in municipal bonds and $9,212 in equity stocks. At September 30, 2007 Marketable securities consist of $33,483 in municipal bonds and $18,297 in equity stocks.

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

Risk Management

Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash and cash equivalents, marketable securities, and accounts receivable. The Company maintains its cash accounts in various domestic and foreign financial institutions. Domestic funds are swept daily into interest-bearing overnight repurchase agreements invested in U.S. government securities. The marketable securities are invested in stocks and municipal bonds through a professional investment advisor. Investment securities are exposed to various risks such as interest rate, market and credit. The Company’s customers are not concentrated in any specific geographic region, but are concentrated in the road and highway construction industry. The Company extends limited credit to its customers based upon their creditworthiness and generally requires a significant up-front deposit before beginning construction and full payment subject to hold-back provisions, prior to shipment on asphalt plant orders. The Company establishes an allowance for doubtful accounts based upon the credit risk of specific customers, historical trends and other pertinent information.

Inventories

Inventories are stated at the lower of cost or market. The Company uses the last-in, first-out (LIFO) method of determining cost for substantially all inventories in the United States. All other inventories are accounted for using the first-in, first-out (FIFO) method.

Used equipment, acquired by the Company by trade-in from customers acquiring new equipment, is carried at estimated net realizable value.

NOTE 1 – NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Property and Equipment

Property and equipment are stated at cost. Depreciation of property and equipment is computed using straight-line and accelerated methods over the estimated useful lives of the related assets as follows:

Years
Land improvements	5
Buildings and improvements	6-40
Equipment	2-10

Impairments

If the carrying value of an asset, including associated intangibles and goodwill, exceeds the sum of estimated undiscounted future cash flows, an impairment loss is recognized for the difference between estimated fair value and carrying value.

Investment in Unconsolidated Investees

The Company owns a 45% interest in Carbontronics LLC and a 25% interest in Carbontronics Fuels LLC and Carbontronics II, LLC. These interests were earned as part of value of risk on contracts to build four synthetic fuel production plants during 1998. The Company has no basis in these equity investments or requirement to provide future funding. The operations of Carbontronics LLC consist of the receipt of contingent payments from the sales of the plants and the distribution thereof to its members. Carbontronics LLC has no other significant operations or assets. The operations of Carbontronics II, LLC consist of the receipt of royalty payments from the plants and the distribution thereof to its members. Carbontronics II, LLC has no other significant operations or assets. Any income arising from these investments is dependent upon tax credits (adjusted for operating losses at the fuel plants) being generated as a result of synthetic fuel production, which will be recorded as received. The Company received $15,624 during the fiscal year 2008. The Company received $19,937 of distributions in fiscal 2007. The Company recognized income of $14,547 in 2006 for the distribution received; less an accrual of $1,000 for certain expenses associated with efforts by the Company as plaintiff in a matter against its synthetic fuels partners. These distributions are subject to state and Federal income taxes.

The existing tax credit legislation expired at the end of calendar year 2007. Consequently, the four synthetic fuel plants were decommissioned. They were sold or transferred to site owners in exchange for a release of all contracted liabilities related to the removal of plants from the sites. The administrative partner has informed the Company that there will be no operations in calendar 2008 and almost all of the partnership affairs will be finalized in 2008. It is not possible to predict the amount, if any, of final distributions from the partnerships upon the final disposition and winding-up of operations.

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

Miscellaneous Income

Miscellaneous Income in 2008 includes $3.4 million favorable legal settlement from a former service provider.

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

On September 28, 2006, the Company granted 30,000 options at market price to certain officers and directors of the Company. The fair value is estimated on grant date using the Black-Scholes options pricing model. Volatility was based on historical activity and the term was estimated based on the life of the option and the vesting period. As a result, $270 of unearned compensation was recorded at September 30, 2006 and was charged to operating expense over the vesting period of two years.

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

Reporting Segments

Information concerning principal geographic areas is as follows:

	2008		2007		2006
	Revenues	Long-Term Assets	Revenues	Long-Term Assets	Revenues	Long-Term Assets
United States	$85,589	$8,685	$72,394	$7,471	$63,150	$7,701
United Kingdom	2,754	316	2,892	364	3,957	5,637

Total	$88,343	$9,001	$75,286	$7,835	$67,107	$13,338

Revenues are attributed to geographic areas based on the location of the assets producing the revenues.

NOTE 2 – INVENTORIES, NET

Inventories, net at September 30 consist of the following:

	2008	2007
Raw materials	$18,943	$19,905
Work in process	7,387	6,669
Finished goods	7,594	6,165
Used equipment	1,120	1,955

	$35,044	$34,694

At September 30, 2008, accumulated costs of approximately $14,908 on major contracts, net of progress payments of approximately $13,238 and estimated earnings of approximately $7,287 amount to approximately $8,957 and are included in inventory. At September 30, 2007, accumulated costs of approximately $8,739 on major contracts, net of progress payments of approximately $6,693 and estimated earnings of approximately $5,015, amount to approximately $7,061 and are included in inventory.

At September 30, 2008 and 2007, cost is determined by the last-in, first-out (LIFO) method for inventories. The estimated current cost of inventories exceeded their LIFO basis by approximately $5,896 and $5,254, respectively.

NOTE 3 – PROPERTY AND EQUIPMENT

Property and equipment at September 30 consist of the following:

	2008	2007
Land and improvements	$3,070	$3,026
Building and improvements	12,633	11,958
Equipment	10,351	8,993

	26,054	23,977
Less: Accumulated depreciation and amortization	(17,237)	(16,317)

	$8,817	$7,660

Property and equipment includes approximately $8,106 and $7,489 of fully depreciated assets, which remain in service during fiscal 2008 and 2007.

Substantially all of the Company’s property and equipment is pledged as collateral for the Company’s debt.

Depreciation and amortization expense for the years ended September 30, 2008, 2007 and 2006 was approximately $948, $932, and $1,358, respectively. There was no interest capitalized during these years.

NOTE 4 – ACCRUED EXPENSES

Accrued expenses consist of the following at September 30:

	2008	2007
Payroll and related accruals	$1,929	$2,598
Warranty and related accruals	603	405
Professional fees	70	2,430
Other	899	905

Total	$3,501	$6,338

NOTE 5 – INCOME TAXES

The provision for income taxes consists of:

	2008	2007	2006
Current:
Federal	$14,028	$8,583	$15,430
State	1,015	746	1,329
Foreign	38	47	(65)

Total current expense	15,081	9,376	16,694
Deferred	(6,122)	2,714	(9,901)

Provision for income taxes	$8,959	$12,090	$6,793

The difference between the U.S. federal income tax rate and the Company’s effective income tax rate is as follows:

	2008	2007	2006
Federal income tax rate	35.0%	35.0%	35.0%
State income taxes	2.0%	2.4%	2.3%
Losses for which no tax benefit has been recognized	—	2.3%	—
Other	—	-0.2%	-0.3%

	37.0%	39.5%	37.0%

Accumulated deficits of non-U.S. subsidiaries included in consolidated retained earnings (deficit) amounted to ($479) and ($382) as of September 30, 2008, and 2007, respectively. The Company follows the policy of indefinitely reinvesting foreign earnings, if any, to expand its international operations. Accordingly, the Company will not provide U.S. income taxes on any future earnings. In the event any earnings of non-U.S. subsidiaries are repatriated, the Company will provide U.S. income taxes upon repatriation of such earnings which will be offset by applicable foreign tax credits, subject to certain limitations.

Total income taxes paid were $15,452, $5,436, and $15,725 in 2008, 2007, and 2006, respectively.

NOTE 6 – RETIREMENT BENEFITS

401(k) Plan

The Company has a voluntary 401(k) employee benefit plan which covers all eligible domestic employees. The Company makes discretionary matching contributions subject to a maximum level, in accordance with the terms of the plan. The Company charged approximately $151, $114, and $104 to operating expense under the provisions of the plan during the fiscal years 2008, 2007 and 2006, respectively.

NOTE 7 – LONG-TERM DEBT

The Company had no long term debt outstanding at September 30, 2008 or 2007.

The Company entered into a Revolving Credit and Security Agreement with PNC Bank, N.A. The Agreement established a three year revolving $20 million credit facility and was renewed through July 31, 2009. The facility provides for advances based on accounts receivable, inventory and real estate. The facility includes a $2 million limit on letters of credit. At September 30, 2008, the Company had $.8 million of letters of credit outstanding. The interest rate at September 30, 2008, is at LIBOR plus 2.00% and subject to change based upon the Fixed Charge Coverage Ratio. The Company is required to maintain a Fixed Charge Coverage Ratio of 1.1:1. There are no required repayments as long as there are no defaults and there is adequate eligible collateral. Substantially, all of Company’s assets are pledged as security under the Agreement.

NOTE 8 – COMMITMENTS AND CONTINGENCIES

Leases

The Company leases certain equipment under non-cancelable operating leases. Future minimum rental commitments under these leases at September 30, 2008 consist of $322 due over the next five years.

Total rental expense for the fiscal years ended 2008, 2007 and 2006 was $175, $193 and $150, respectively.

Litigation

The Company has various pending litigation and other claims. Those claims which are made in the ordinary course of business may be covered in whole or in part by insurance, and if found against the Company, management does not believe these matters will have a material effect on the Company’s financial position, results of operations or cash flows.

NOTE 9 – SHAREHOLDERS’ EQUITY

Under the Company’s amended Certificate of Incorporation, certain rights of the holders of the Company’s Common Stock are modified by shares of Class B Stock for as long as such shares shall remain outstanding. During that period, holders of Common Stock will have the right to elect approximately 25% of the Company’s Board of Directors, and conversely, Class B Stock will be entitled to elect approximately 75% of the Company’s Board of Directors. During the period when Common Stock and Class B Stock are outstanding, certain matters submitted to a vote of shareholders will also require approval of the holders of Common Stock and Class B Stock, each voting separately as a class. Common stock and Class B shareholders have equal rights with respect to dividends, preferences, and rights, including rights in liquidation.

NOTE 10 – STOCK OPTIONS

The Company maintains stock option plans, which provide for the issuance of nonqualified or incentive stock options to certain directors, officers and key employees.

The 1997 Stock Option Plan (the “1997 Plan”) provided for the issuance of incentive stock options and nonqualified stock options to purchase up to 1,200,000 shares of the Company’s Common Stock, 1,200,000 shares of the Company’s Class B Stock and up to fifteen percent (15%) of the authorized Common Stock of any subsidiary.

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

During 2006, 30,000 options were granted to certain officers and Directors of the Company at the market value, ($9.32) at the date of grant. These options vest over two years and are exercisable through 2016. The fair value of these options is estimated on grant date using the Black-Scholes options pricing model. As a result, $270 of unearned compensation was recorded at September 30, 2006 and was charged to operating expense over the vesting period of two years. As of September 30, 2008, there are no options available for future grants under the plans.

The following table summarizes option activity under the plans:

	Number of Shares	Option Price Per Share
Outstanding at September 30, 2005	54,000	1.36
Exercised at price of $.87 -$1.65 per share	(54,000)	1.36
Granted at price of $9.32 per share	30,000	9.32

Outstanding at September 30, 2007 and 2006	30,000	9.32
Exercised at price of $9.32 per share	2,500	9.32

Outstanding at September 30, 2008	27,500	$9.32

The following table summarizes information about stock options outstanding at September 30, 2008:

Exercise Price	Number of Options Outstanding	Weighted Average Remaining Contractual Life
$9.32	27,500	8

At September 30, 2008, 27,500 share were exercisable.

NOTE 11 – RELATED PARTY TRANSACTIONS

Marcar Leasing Corporation (“Marcar”) is engaged in leasing machinery and vehicles to the public and the Company. Marcar is owned by family members of the Company’s Chairman. The terms of the leases are established based on the rates charged by independent leasing organizations and are believed to be more favorable than those generally available from independent third parties. Leases between the Company and Marcar generally provide for equal monthly payments over either thirty-six months or forty-eight months. During fiscal 2008, 2007 and 2006, the Company made lease payments to Marcar totaling $150, $124 and $121, respectively.

Quarterly Financial Information (Unaudited)

	In thousands, except per share amounts
	Quarters ended
	December 31	March 31	June 30	September 30
2008
Net Sales	$18,323	$24,573	$23,915	$21,532
Production costs	$13,949	$17,641	$19,106	$16,495
Production engineering and development	$604	$647	$786	$758
Selling, general and administrative	$2,498	$2,825	$3,115	$3,077
Income from operations	$1,272	$3,460	$908	$1,210
Income from investee	$15,624	$—	$—	$—
Net income	$13,113	$1,320	$686	$134

Basic earnings per share:
Net income	$1.36	$0.14	$0.07	$0.01
Diluted earnings per share:
Net income	$1.36	$0.14	$0.07	$0.01

2007
Net Sales	$12,370	$26,491	$21,187	$15,238
Production costs	$9,337	$18,763	$15,595	$11,741
Production engineering and development	$591	$630	$619	$727
Selling, general and administrative	$2,668	$2,990	$2,589	$2,703
Income from operations	$(226)	$4,108	$2,384	$66
Income from investee	$3,285	$11,887	$4,765	$—
Net income	$1,483	$10,491	$5,663	$858

Basic earnings per share:
Net income	$0.15	$1.09	$0.59	$0.09
Diluted earnings per share:
Net income	$0.15	$1.08	$0.59	$0.09

The earnings per share on a year-to-date calculation may not equal the total of the quarterly calculations due to rounding.

SCHEDULE II

Gencor Industries, Inc.

Valuation and Qualifying Accounts

Description	Balance at Beginning of Year	Charges/Credits to Cost and Expenses	Additions/ (Deductions)	Balance at End of Year
Valuation accounts deducted from assets to which they apply:

For doubtful accounts receivable:
September 30, 2008	$1,685	$410	$(168)	$1,927
September 30, 2007	$1,440	$360	$(115)	$1,685
September 30, 2006	$1,159	$470	$(189)	$1,440

For inventory obsolescence:
September 30, 2008	$2,659	$(82)	$(150)	$2,427
September 30, 2007	$3,889	$(44)	$(1,186)	$2,659
September 30, 2006	$3,874	$15	$—	$3,889

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

The Company’s Chief Executive Officer and Chief Financial Officer evaluated the effectiveness of the design and operation of the Company’s “disclosure controls and procedures” (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this report. Based upon that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that, as of the end of the period covered by this report, the Company’s disclosure controls and procedures are effective.

Because of inherent limitations, our disclosure controls and procedures, no matter how well designed and operated, can provide only reasonable, and not absolute, assurance that the objectives of such disclosure controls and procedures are met and no evaluation can provide absolute assurance that all control issues and instances of fraud, if any, within the Company has been detected.

As of the end of the period covered by this Report we conducted an evaluation, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rules 13a-15(b) and 15d-15(b). Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of September 30, 2008.

Management’s Annual Report on Internal Control Over Financial Reporting

The management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting for the Company. The Company’s internal control system is designed to provide reasonable assurance to the Company’s management and board of directors regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. There are inherent limitations in the effectiveness of all internal control systems no matter how well designed. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to the preparation and presentation of financial statements. Furthermore, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of a change in circumstances or conditions.

In order to ensure that the Company’s internal control over financial reporting is effective, management regularly assesses such controls and did so most recently as of September 30, 2008. This assessment was based on criteria for effective internal control over financial reporting described in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management believes the Company’s maintained effective internal control over financial reporting as of September 30, 2008. Moore Stephen Lovelace, P. A., the Company’s independent registered public accounting firm, has issued an attestation report on the Company’s internal control over financial reporting as of September 30, 2008.

Changes in Internal Control over Financial Reporting

Our management, including the Chief Executive Officer and Chief Financial Officer has reviewed our internal controls over financial reporting. There were no changes in our internal controls over financial reporting during the quarter ended September 30, 2008 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this Item 10 is incorporated herein by reference to the Company’s definitive 2009 Proxy Statement for the Annual Meeting of Stockholders.

ITEM 11.	EXECUTIVE COMPENSATION

The information required by this Item 11 is incorporated herein by reference to the Company’s definitive 2009 Proxy Statement for the Annual Meeting of Stockholders.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this Item 12 is incorporated herein by reference to the Company’s definitive 2009 Proxy Statement for the Annual Meeting of Stockholders.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this Item 13 is incorporated herein by reference to the Company’s definitive 2009 Proxy Statement for the Annual Meeting of Stockholders.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this Item 14 is incorporated herein by reference to the Company’s definitive 2009 Proxy Statement for the Annual Meeting of Stockholders.

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

Dated: December 12, 2008	GENCOR INDUSTRIES, INC.
(Registrant)

/s/ E.J. Elliott
E.J. Elliott
Chairman and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated. The signatures of Directors constitute a majority of Directors.

/s/ E.J. Elliott	/s/ Scott W. Runkel
E.J. Elliott	Scott W. Runkel
Chairman and Chief Executive Officer	Chief Financial Officer
(Principal Executive Officer)	(Principal Financial and Accounting Officer)

/s/ Marc G. Elliott	/s/ Cort J. Dondero
Marc G. Elliott	Cort Dondero
President and Director	Director

/s/ Randolph H. Fields	/s/ David A. Air
Randolph H. Fields	David A. Air
Director	Director

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