Form 10-Q
period 2008-12-31
GENCOR INDUSTRIES INC
filed 2009-02-06
CIK 64472

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 2008

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

                                Large accelerated filer               Accelerated Filer   X           Smaller reporting company __

                                Non-accelerated Filer (Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

                                                                                                                                                   Yes                    X      No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at January 30, 2009
Common stock, $.10 par value	8,079,872 shares
Class B stock, $.10 par value	1,532,998 shares

GENCOR INDUSTRIES, INC.

Introductory Note: Caution Concerning Forward-Looking Statements

This Report and our other communications and statements may contain “forward-looking statements,” including statements about our beliefs, plans, objectives, goals, expectations, estimates, projections and intentions. These statements are subject to significant risks and uncertainties and are subject to change based on various factors, many of which are beyond our control. The words “may,” “could,” “should,” “would,” “believe,” “anticipate,” “estimate,” “expect,” “intend,” “plan,” “target,” “goal,” and similar expressions are intended to identify forward-looking statements. All forward-looking statements, by their nature, are subject to risks and uncertainties. Our actual future results may differ materially from those set forth in our forward-looking statements. For information concerning these factors and related matters, see Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” in this Report, and the following sections of our Annual Report on Form 10-K for the year ended September 30, 2008: (a) “Risk Factors” in Part I, Item 1A and (b) “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II, Item 7. However, other factors besides those referenced could adversely affect our results, and you should not consider any such list of factors to be a complete set of all potential risks or uncertainties. Any forward-looking statements made by us herein speak as of the date of this Report. We do not undertake to update any forward-looking statement, except as required by law.

Unless the context otherwise indicates, all references in this report to the “Company,” “Gencor,” “we,” “us,” or “our,” or similar words are to Gencor Industries, Inc. and its subsidiaries.

Part I. Financial Information

GENCOR INDUSTRIES, INC.

Condensed Consolidated Balance Sheets

(In thousands, except per share data)

	December 31,	September 30,
	2008	2008
ASSETS	(Unaudited)
Current assets:
Cash and cash equivalents	$240	$4,068
Marketable securities at market value (Cost $46,000 at December 31, 2008 and at September 30, 2008)	52,043	53,976
Accounts receivable, less allowance for doubtful accounts of $1,872 ($1,927 at September 30, 2008)	4,691	7,527
Other receivables
Inventories, net	42,886	35,044
Prepaid expenses	1,160	1,007

Total current assets	101,020	101,622
Property and equipment, net	8,673	8,817
Other assets	182	184

Total assets	$109,875	$110,623

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$2,997	$4,442
Customer deposits	3,208	1,712
Income and other taxes payable	1,500	1,678
Accrued expense	3,492	3,501

Total current liabilities	11,197	11,333
Long-term debt	-	-
Deferred income taxes	276	275

Total liabilities	11,473	11,608
Commitments and contingencies

Stockholders’ equity:
Preferred stock, par value $.10 per share; authorized 300,000 shares; none issued	-	-
Common stock, par value $.10 per shares; 15,000,000 shares authorized; 8,079,872 shares issued at December 31, 2008 and September 30, 2008	808	808
Class B stock, par value $.10 per share; 1,532,998 shares authorized issued at December 31, 2008 and September 30, 2008	153	153
Capital in excess of par value	10,542	10,542
Retained earnings	87,010	87,383
Accumulated other comprehensive income (loss)	(111)	129

Total stockholders’ equity	98,402	99,015

Total Liabilities and Stockholder’s Equity	$109,875	$110,623

See accompanying notes to condensed consolidated financial statements.

GENCOR INDUSTRIES, INC.

Unaudited Condensed Consolidated Statements of Operations

(In thousands, except per share data)

	Three Months Ended December 31,
	2008	2007

Net revenue	$19,260	$18,323

Cost and expense:
Production costs	14,118	13,949
Product engineering and development	702	604
Selling, general and administrative	3,037	2,498

	17,857	17,051

Operating income	1,403	1,272

Other income (expense):
Interest income	13	49
Interest expense	(12)	(1)
Income from investees	48	15,625
Increase (decrease) in value of marketable securities	(1,933)	493
Miscellaneous	(50)	3,427

	(1,934)	19,593

Income (loss) before income taxes	(531)	20,865

Income taxes	(201)	7,755

Net (loss) income	$(330)	$13,110

Basic and diluted earnings (loss) per common share:
Basic earnings (loss) per share	$(0.03)	$1.36

Diluted earnings (loss) per share	$(0.03)	$1.36

See accompanying notes to condensed consolidated financial statements.

GENCOR INDUSTRIES, INC.

Unaudited Condensed Consolidated Statements of Cash Flows

In Thousands

	Three Months Ended December 31,
	2008	2007
Cash flows from operations:
Net (loss) income	$(330)	$13,110
Adjustments to reconcile net income to cash provided (used) by operations:
Increase in Marketable securities	-	(15,000)
Decrease (Increase) in market value of Marketable securities	1,933	(493)
Depreciation and amortization	236	222
Income from investees	(48)	(15,625)
Change in assets and liabilities:
Inventories	(7,842)	(4,613)
Customer deposits	1,496	4,986
Income and other taxes payable	(179)	6,885
Other	1,229	(1,659)

Total adjustments	(3,175)	(25,297)

Cash provided (used) by operations	(3,505)	(12,187)

Cash flows from (used for) investing activities:
Distribution from unconsolidated investees	48	15,625
Capital expenditures	(90)	(458)

Cash from (used for) investing activities	(42)	15,167

Effect of exchange rate changes on cash	(281)	(41)

Net increase (decrease) in cash	(3,828)	2,939
Cash and cash equivalents at:
Beginning of quarter	4,068	3,707

End of quarter	$240	$6,646

See accompanying notes to condensed consolidated financial statements.

GENCOR INDUSTRIES, INC.

Notes to Condensed Consolidated Financial Statements

All amounts in thousands, except per share amounts

Note 1 – Basis of Presentation

The accompanying condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all material adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three months ended December 31, 2008 are not necessarily indicative of the results that may be expected for the year ended September 30, 2009.

The balance sheet at September 30, 2008 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

For further information, refer to the consolidated financial statements and footnotes thereto included in the Gencor Industries, Inc. Annual Report on Form 10-K for the year ended September 30, 2008.

Note 2- Marketable Securities

Marketable securities are categorized as trading securities and stated at market value. Market value is determined using the quoted closing or latest bid prices. Realized gains and losses on investment transactions are determined by specific identification and are recognized as incurred in the statement of income. Net unrealized gains and losses are reported in the statement of operations and represent the change in the market value of investment holdings during the period. At December 31, 2008, marketable securities consisted of $45,500 in municipal bonds and $6,543 in equity stocks. At September 30, 2008, marketable securities consisted of $44,764 in municipal bonds and $9,212 in equity stocks.

Note 3 – Inventories

The components of inventory consist of the following:

	December 31, 2008	September 30, 2008
Raw materials	$17,258	$18,943
Work in process	11,439	7,387
Finished goods	13,069	7,594
Used equipment	1,120	1,120

	$42,886	$35,044

Note 4 – Earnings Per Share Data

The following table sets forth the computation of basic and diluted earnings per share for the periods indicated.

	Three Month Ended December 31,
	2008	2007
Net income (loss)	$(330)	$13,110

Denominator (shares in thousands):
Weighted average shares outstanding	9,613	9,610
Effect of dilutive stock options		1

Denominator for diluted EPS computation	9,613	9,611

Per common share:
Net income (loss)	$(.03)	$1.36

Diluted:
Net income (loss)	$(.03)	$1.36

Note 5 – Comprehensive Income

The total comprehensive income (loss) for the three-months ended December 31, 2008 and 2007 was $(611) and $13,069, respectively. Total comprehensive income differs from net income due to gains and losses resulting from foreign currency translation, which are reflected separately in the shareholders’ equity section of the balance sheet under the caption “Accumulated other comprehensive income.” Gains and losses resulting from foreign currency transactions are included in income.

Note 6 – Income From Investees

The Company owns a 45% interest in Carbontronics LLC and a 25% interest in Carbontronics Fuels LLC and Carbontronics II, LLC. These interests were earned as part of value of risk on contracts to build four synthetic fuel production plants during 1998. The Company has no basis in these equity investments or requirement to provide future funding. The operations of Carbontronics LLC consist of the receipt of contingent payments from the sales of the plants and the distribution thereof to its members. Carbontronics LLC has no other significant operations or assets. The operations of Carbontronics II, LLC consist of the receipt of royalty payments from the plants and the distribution thereof to its members. Carbontronics II, LLC has no other significant operations or assets. Any income arising from these investments is dependent upon tax credits (adjusted for operating losses at the fuel plants) being generated as a result of synthetic fuel production, which will be recorded as received. The Company received $48 in the three months ended December 31, 2008 and $15,625 in the three months ended December 31, 2007. These distributions are subject to state and Federal income taxes.

The existing tax credit legislation expired at the end of calendar year 2007. Consequently, the four synthetic fuel plants were decommissioned. They were sold or transferred to site owners in exchange for a release of all contracted liabilities related to the removal of plants from the sites. The administrative partner has informed the Company that there were no operations in calendar 2008 and almost all of the partnership affairs are finalized. It is not possible to predict the amount, if any, of final distributions from the partnerships upon the final disposition and winding-up of operations.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

Net sales for the three months ended December 31, 2008 and 2007 were $19,260 and $18,323, respectively. Domestic sales during the three months ended December 31, 2008 were $18,468 reflecting an increase of $693 from the first quarter of fiscal 2008. Domestic sales were higher than the prior year’s quarter primarily due to completion of orders in the backlog. Foreign sales increased $244 in the three months ended December 31, 2008 compared to the three months ended December 31, 2007. Our revenues are concentrated in the asphalt-related business and subject to a seasonal slow-down during the third and fourth quarters of the calendar year. We cannot predict what impact the recession and tightening of the credit markets in the last half of calendar 2008, will have on future earnings.

Gross profit percentage increased from 24% in the three months ended December 31, 2007 to 27% in three months ended December 31, 2008. Gross margins as a percent of net sales increased in the three months ended December 31, 2008 as steel prices and energy costs have stabilized compared to the large price increases in the prior years

Selling and administrative expense increased $636 in the three months ended December 31, 2008 compared to the three months ended December 31, 2007 due mainly to increases in personnel in the Sales and Engineering departments for the quarter ended December 31, 2008.

We recognized income from investees of $48 in the three months ended December 31, 2008 and $15,625 in the three months ended December 31, 2007. The operations of Carbontronics LLC consist of the receipt of contingent payments from the sales from the plants and the distribution thereof to its members. Carbontronics LLC has no other significant operations or assets. The operations of Carbontronics II, LLC consist of the receipt of royalty payments from the plants and the distribution thereof to its members. Carbontronics II, LLC has no other significant operations or assets. Any income arising from these investments is dependent upon tax credits (adjusted for operating losses at the fuel plants) being generated as a result of synthetic fuel production, which are recorded as received. These distributions are subject to state and Federal income taxes. Distributions from these entities depend upon the production of these operations qualifying for tax credits under Section 29 of the Internal Revenue Code and the ability to economically produce and market synthetic fuel produced by the plants.

The existing tax credit legislation expired at the end of calendar year 2007. Consequently, the four synthetic fuel plants were decommissioned. The plants were sold or transferred to site owners in exchange for a release of all contracted liabilities related to the removal of plants from the sites. The administrative partner has informed us that there were no operations in calendar 2008 and almost all of the partnership affairs were finalized in 2008. It is not possible to predict the amount, if any, of final distributions from the partnerships upon the final disposition and winding-up of operations.

For the three months ended December 31, 2008, the decrease of $1,933 in our marketable securities is a result of a decrease in the market value of the securities held in the portfolio. For the three months ended December 31, 2007, the increase in value of our marketable securities was a result of additional net cash invested of $15,000 and an increase of $493 in the market value of the securities held in the portfolio. Included in other income for the three months ended December 31, 2007 was the receipt of $4,100 in resolution of an outstanding claim against a former service provider less related legal costs of $700. The terms of the settlement are confidential and we do not expect any further collections or expenses related to this matter.

Income tax expense decreased by $7,956 for the three months ended December 31, 2008 compared to the three months ended December 31, 2007, reflecting the decrease in pre-tax income.

Liquidity and Capital Resources

We generate our capital resources primarily through operations. We entered into a Revolving Credit and Security Agreement with PNC Bank, N.A. The Agreement established a three year revolving $20 million credit facility and was renewed through July 31, 2009. The facility provides for advances based on accounts receivable, inventory and real estate. The facility includes a $2 million limit on letters of credit. At December 31, 2008, we had $.8 million of letters of credit outstanding. The interest rate at December 31, 2008, is at LIBOR plus 2.00% and subject to change based upon the Fixed Charge Coverage Ratio. We are required to maintain a Fixed Charge Coverage Ratio of 1.1:1. There are no required repayments as long as there are no defaults and there is adequate eligible collateral. Substantially all of our assets are pledged as security under the Agreement. We had no long term debt outstanding at December 31, 2008 or 2007.

As of December 31, 2008, we had $240 in cash and cash equivalents, and $52 million in marketable securities. The marketable securities are invested in stocks and bonds through a professional investment advisor. The securities may be liquidated at any time into cash and cash equivalents.

Our backlog is at $8 million for the three months ended December 31, 2008 versus $24.5 million in the three months ended December 31, 2007. Orders have reduced significantly as a result of the recession and credit tightening in the last half of calendar 2008.

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

For information concerning these factors and related matters, see the following sections of our Annual Report on Form 10-K for the year ended September 30, 2008: (a) “Risk Factors” in Part I, Item 1A and (b) “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II, Item 7. However, other factors besides those referenced could adversely affect our results, and you should not consider any such list of factors to be a complete set of all potential risks or uncertainties. Any forward-looking statements made by us herein speak as of the date of this Report. We do not undertake to update any forward-looking statement, except as required by law.

Critical Accounting Policies, Estimates and Assumptions

We believe the following discussion addresses our most critical accounting policies, which are those that are most important to the portrayal of our financial condition and results of operations and require management’s most difficult, subjective, or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain. Accounting policies, in addition to the critical accounting policies referenced below, are presented in Note 1 to our consolidated financial statement included in our Annual Report on form 10-K for the year ended September 30, 2008, “Accounting Policies.”

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

Off-Balance Sheet Arrangements

None

Item 3. Quantitative and Qualitative Disclosures About Market Risk

The Company operates manufacturing facilities and sales offices principally located in the United States and the United Kingdom. The Company is subject to business risks inherent in non-U.S. activities, including political and economic uncertainty, import and export limitations, and market risk related to changes in interest rates and foreign currency exchange rates. The Company’s principal currency exposure against the U.S. dollar is the British pound. Periodically, the Company will use derivative financial instruments consisting primarily of interest rate hedge agreements to manage exposures to interest rate changes. The Company’s objective in managing its exposure to changes in interest rates on its variable rate debt is to limit its impact on earnings and cash flow and reduce its overall borrowing costs.

At December 31, 2008 and 2007, the Company had no debt outstanding. Under the Revolving Credit and Security Agreement, substantially all of the Company’s borrowings will bear interest at variable rates based upon the prime rate or LIBOR.

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

Changes in Internal Control over Financial Reporting

Our management, including the Chief Executive Officer and Chief Financial Officer, has reviewed our internal control, over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act). There were no changes in our internal control over financial reporting during the quarter ended December 31, 2008 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

GENCOR INDUSTRIES, INC.
February 6, 2009	By:	/s/ E.J. Elliott
E.J. Elliott, Chairman and Chief Executive Officer

February 6, 2009	By:	/s/ Scott W. Runkel
Scott W. Runkel, Chief Financial Officer (Principal Financial and Accounting Officer)