Form 10-Q
period 2009-03-31
GENCOR INDUSTRIES INC
filed 2009-05-11
CIK 64472

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2009

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated Filer	☒

Non-accelerated Filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes    ☒  No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at March 31, 2009
Common stock, $.10 par value	8,079,872 shares
Class B stock, $.10 par value	1,532,998 shares

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

Part I. Financial Information

GENCOR INDUSTRIES, INC.

Condensed Consolidated Balance Sheets

(In thousands, except per share data)

	March 31, 2009	September 30, 2008
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$8,310	$4,068
Marketable securities at Fair value (Cost $46,000 at March 31, 2009 and $46,000 at September 30, 2008)	52,513	53,976
Accounts receivable, less allowance for doubtful accounts of $1,804 ($1,927 at September 30, 2008)	5,009	7,527
Inventories, net	32,155	35,044
Prepaid expenses	1,902	1,007

Total current assets	99,889	101,622
Property and equipment, net	8,519	8,817
Other assets	179	184

Total assets	$108,587	$110,623

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$2,829	$4,442
Customer deposits	1,764	1,712
Income and other taxes payable	2,703	1,678
Accrued expenses	3,001	3,501

Total current liabilities	10,297	11,333
Long-term debt	—	—
Deferred income taxes	276	275

Total liabilities	10,573	11,608
Commitments and contingencies

Stockholders’ equity:
Preferred stock, par value $.10 per share; authorized 300,000 shares; none issued	—	—
Common stock, par value $.10 per share; 15,000,000 shares authorized; 8,079,872 shares issued and outstanding at March 31, 2009 and September 30, 2008	808	808
Class B stock, par value $.10 per share; 6,000,000 shares authorized 1,532,998 shares issued and outstanding at March 31, 2009 and September 30, 2008	153	153
Capital in excess of par value	10,542	10,542
Retained earnings	86,710	87,383
Accumulated other comprehensive income (loss)	(199)	129

Total stockholders’ equity	98,014	99,015

	$108,587	$110,623

See accompanying notes to condensed consolidated financial statements.

GENCOR INDUSTRIES, INC.

Unaudited Condensed Consolidated Statements of Operations

(In thousands, except per share data)

	Three-Months Ended		Six-Months Ended
	March 31		March 31
	2009	2008	2009	2008
Net revenue	$15,416	$24,573	$34,676	$42,905

Cost and expense:
Production costs	13,363	17,641	27,481	31,597
Product engineering and development	507	647	1,209	1,251
Selling, general and administrative	2,574	2,825	5,611	5,324

	16,444	21,113	34,301	38,172

Operating income (loss)	(1,028)	3,460	375	4,733

Other income (expense):
Interest income	10	24	23	72
Interest expense	(20)	(5)	(32)	(5)
Income from investees	—	—	48	15,625
Change in fair value of marketable securities	470	(1,358)	(1,463)	(865)
Miscellaneous	17	24	(32)	3,449

	477	(1,315)	(1,456)	18,276

Income (loss) before income taxes	(551)	2,145	(1,081)	23,009

Income taxes	(213)	825	(408)	8,579

Net income (loss)	$(338)	$1,320	$(673)	$14,430

Basic and diluted earnings (loss) per common share:
Basic earnings (loss) per share	$(0.04)	$0.14	$(0.07)	$1.50

Diluted earnings (loss) per share	$(0.04)	$0.14	$(0.07)	$1.50

See accompanying notes to condensed consolidated financial statements.

GENCOR INDUSTRIES, INC.

Unaudited Condensed Consolidated Statements of Cash Flows

In Thousands

	Six-Months Ended March 31,
	2009	2008
Cash flows from operations:
Net income (loss)	$(673)	$14,430
Adjustments to reconcile net income (loss) to cash provided (used) by operations:
Purchase of Marketable securities	—	(7,000)
Decrease in fair value of Marketable securities	1,463	865
Deferred income taxes	—	(4,718)
Depreciation and amortization	452	575
Income from investees	(48)	(15,625)
Provision for allowance for doubtful accounts	230	230
Change in assets and liabilities:
Accounts receivable	2,577	(1,371)
Inventories	2,890	(5,743)
Prepaid expenses	(1,184)	341
Customer deposits	52	1,155
Income and other taxes payable	1,026	4,169
Accounts payable	(1,613)	946
Accrued expenses and other	(501)	(3,461)

Total adjustments	5,344	(22,637)

Cash provided (used) by operations	4,671	(8,207)

Cash flows from investing activities:
Distribution from unconsolidated investees	48	15,625
Capital expenditures	(149)	(871)

Cash from (used for) investing activities	(101)	14,754

Effect of exchange rate changes on cash	(328)	20

Net increase (decrease) in cash	4,242	6,567
Cash and cash equivalents at:
Beginning of period	4,068	3,707

End of period	$8,310	$10,274

See accompanying notes to condensed consolidated financial statements.

GENCOR INDUSTRIES, INC.

Notes to Condensed Consolidated Financial Statements

All amounts in thousands, except per share amounts

Note 1 – Basis of Presentation

The accompanying condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all material adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three months and six months ended March 31, 2009 are not necessarily indicative of the results that may be expected for the year ending September 30, 2009.

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

Note 2 – Marketable Securities

Marketable securities are categorized as trading securities and stated at fair value. Fair value is determined using the quoted closing or latest bid prices. Realized gains and losses on investment transactions are determined by specific identification and are recognized as incurred in the statements of operations. Net unrealized gains and losses are reported in the statement of operations and represent the change in the fair value of investment holdings during the period. At March 31, 2009, marketable securities consisted of $44,322 in municipal bonds $8,190 in Cash equivalents, and $1 in equity stocks. At September 30, 2008, marketable securities consisted of $44,764 in municipal bonds and $9,212 in equity stocks.

Note 3 – Fair Value Measurements

The fair value of financial instruments is presented based upon a hierarchy of levels that prioritizes the inputs of valuation techniques used to measure fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurements) and the lowest priority to unobservable inputs (Level 3 measurements). A financial instrument’s level within the fair value hierarchy is based on the lowest level of any input that is significant to the fair value measurement.

If available, quoted market prices are used to value investments. Municipal bonds are valued at the closing price reported by the most active market on which the individual securities are traded (Level 1).

The following tables set forth, by level, within the fair value hierarchy, the Company’s assets measured at fair value as of March 31, 2009:

	Fair Value Measurements
	Level 1	Level 2	Level 3	Total
Equities	$1	$—	$—	$1
Municipal Bonds	$44,322	$—	$—	$44,322
Cash Equivalents	$8,190	$—	$—	$8,190

	$52,513	$—	$—	$52,513

Note 4 – Inventories

The components of inventory consist of the following:

	March 31, 2009	September 30, 2008
Raw materials	$16,650	$18,943
Work in process	3,696	7,387
Finished goods	10,715	7,594
Used equipment	1,094	1,120

	$32,155	$35,044

Note 5 – Earnings (Loss) Per Share Data

The following table sets forth the computation of basic and diluted earnings (Loss) per share for the periods indicated.

	Three-Months Ended March 31,		Six-Months Ended March 31,
	2009	2008	2009	2008
Net income (Loss)	$(338)	$1,320	$(673)	$14,430

Denominator (shares in thousands):
Weighted average shares outstanding	9,613	9,610	9,613	9,610
Effect of dilutive stock options		5		12

Denominator for diluted EPS computation	9,613	9,615	9,613	9,622

Per common share:
Basic:
Net income (Loss)	$(0.04)	$0.14	$(0.07)	$1.50
Diluted:
Net income (Loss)	$(0.04)	$0.14	$(0.07)	$1.50

Note 6 – Comprehensive Income (Loss)

The total comprehensive income (loss) for the three-months and six-months ended March 31, 2009 was ($426) and ($1,001), respectively. Total comprehensive income for the three-months and six-months ended March 31, 2008, were $1,380, and $14,450, respectively. Total comprehensive income differs from net income due to gains and losses resulting from foreign currency translation, which are reflected separately in the shareholders’ equity section of the balance sheet under the caption “Accumulated other comprehensive income (Loss).” Gains and losses resulting from foreign currency transactions are included in income.

Note 7 – Income From Investees

The Company owned a 45% interest in Carbontronics LLC and a 25% interest in Carbontronics Fuels LLC and Carbontronics II, LLC. These interests were earned as part of value of risk on contracts to build four synthetic fuel production plants during 1998. The Company has no basis in these equity investments or requirement to provide future funding. The operations of Carbontronics LLC consist of the receipt of contingent payments from the sales of the plants and the distribution thereof to its members. Carbontronics LLC has no other significant operations or assets. The operations of Carbontronics II, LLC consist of the receipt of royalty payments from the plants and the distribution thereof to its members. Carbontronics II, LLC has no other significant operations or assets. Any income arising from these investments is dependent upon tax credits (adjusted for operating losses at the fuel plants) being generated as a result of synthetic fuel production, which is recorded as received. The Company received $48 in the quarter ended December 31, 2008, and did not receive distributions in the quarter ended March 31, 2009. The company received $15,625 in the quarter ended December 31, 2007, and did not receive distributions in the quarter ended March 31, 2008. These distributions are subject to state and Federal income taxes.

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

Overview

Our strong financial performance in the first quarter gave way to significantly weaker performance in the second quarter of fiscal 2009. The global financial crisis has led to a decrease in the number of orders of our larger capital equipment, though this has been offset partially by an increase in sales of our aftermarket parts and ancillary services. Overall, we expect the second half of fiscal year 2009 to remain challenging.

For the long term, we believe our strategy of continuing to invest heavily in Product Engineering and Development and our focus on delivering a higher quality product and superior service will strengthen our market position when demand for capital equipment rebounds. In the short term, the current economic outlook leaves us with little confidence there will be a marked improvement in the economy for the balance of 2009. In response to our short-term outlook, we have already taken aggressive actions to right size our cost structure and have taken other steps to preserve the healthy state of our balance sheet.

These actions include adjustments to workforce and staffing, reduced purchases of raw materials and reductions in selling, general, and administrative expenses. We continue to review our internal processes to identify efficiencies and cost reductions and will continue scrutinizing our relationships with external suppliers to ensure we are achieving the highest-quality products and services at the most competitive cost.

We also completed the transition of our investment portfolio to a more conservative strategy during this quarter by investing less in equities and more in bonds.

We continue to remain uncertain as to the state of the overall economy, and the impact, if any, the various governmental stimulus programs will have on revenues during the second half of 2009. However, we feel the actions we are taking to right size our cost structure now will prepare us for the future in the event of continued softness in demand for our larger capital equipment. Additionally, we will selectively and strategically build inventory in key product lines so we will be best positioned to meet or exceed expectations of our customers in terms of delivery time when the economic environment improves and access to capital is restored.

Results of Operations

Net sales for the three months ended March 31, 2009 and 2008 were $15,416 and $24,573, respectively. Domestic sales during the three months ended March 31, 2009 and 2008 were $15,143 and $24,178, respectively, reflecting a decrease of $9,035 from the second quarter of fiscal 2008. Domestic sales were lower than the prior year’s comparable quarter primarily due to the overall worsening of the economy and tightening of credit availability.

Foreign sales decreased $122 in the three months ended March 31, 2009 compared to the three months ended March 31, 2008.

Net sales for the six months ended March 31, 2009 and 2008 were $34,676 and $42,905, respectively. Domestic sales during the six months ended March 31, 2009 and 2008 were $33,610 and $41,953, respectively, reflecting a decrease of $8,343. Domestic sales were lower than the comparable period in the prior year primarily due to the overall worsening of the economy and tightening of credit availability.

Gross profit percentage decreased from 28% in the three months ended March 31, 2008 to 13% in the three months ended March 31, 2009. Gross profit percentage decreased from 26% for the six months ended March 31, 2008 to 21% in the six-months ended March 31, 2009. Overall, the decreases in gross profit margin were due primarily to decreases in revenues with a lag in reducing our cost structure to be in line with expectations for revenue.

Our revenues are concentrated in the asphalt-related business and are subject to a seasonal slow-down during the third and fourth quarters of the calendar year. We cannot predict what impact the recession and tightening of the credit markets in the second half of fiscal 2008 and first half of fiscal 2009 will have on future earnings.

Selling and administrative expense increased $244 for the six months ended March 31, 2009 compared to the six months ended March 31, 2008. This was due primarily to an increase in professional fees and services. Selling and administrative expense decreased $392 for the three months ended March 31, 2009 compared to the three months ended March 31, 2008, due mainly to decreases in personnel and also decreases in commissions associated with a decrease in revenue for the quarter ended March 31, 2009.

We recognized income from investees (Carbontronics) of $48 in the six-month period ended March 31, 2009. We recognized income from investees (Carbontronics) of $15,625 in the six-month period ended March 31, 2008. We did not recognize income from investees (Carbontronics) in either of the quarters ended March 31, 2009 or 2008.

The operations of Carbontronics LLC consisted of the receipt of contingent payments from the sales from the plants and the distribution thereof to its members. Carbontronics LLC had no other significant operations or assets. The operations of Carbontronics II, LLC consisted of the receipt of royalty payments from the plants and the distribution thereof to its members. Carbontronics II, LLC had no other significant operations or assets. Any income arising from these investments was dependent upon tax credits (adjusted for operating losses at the fuel plants) being generated as a result of synthetic fuel production, which were recorded as received. These distributions were subject to state and Federal income taxes. Distributions from these entities depended upon the production of these operations qualifying for tax credits under Section 29 of the Internal Revenue Code and the ability to economically produce and market synthetic fuel produced by the plants.

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

For the three months ended March 31, 2009, and for the six months ended March 31, 2009, the change in value of our marketable securities was a gain of $470, and a loss of $1,463, respectively. For the three months ended March 31, 2008, and for the six months ended March 31, 2008, the change in value of our marketable securities was a loss of $1,358, and $865, respectively. All of these decreases are the result of decreases in the market value of the securities held in the portfolio.

Included in other income for the six months ended March 31, 2008 was the receipt of $4,100 in resolution of an outstanding claim against a former service provider less related legal costs of $700. The terms of the settlement are confidential and we do not expect any further collections or expenses related to this matter.

Income tax expense decreased by $1,038 and $8,987 as compared to the corresponding three month and six month periods ended March 31, 2009, respectively. This is reflective of decreases in pre-tax income for the comparable periods of the prior fiscal year.

Liquidity and Capital Resources

We generate our capital resources primarily through operations. Over the past three years, we also received cash from distributions from investees (Carbontronics). However, we did not receive significant distributions from Carbontronics for the three-month reporting period ended March 31, 2009, nor do we expect to receive significant distributions from Carbontronics in subsequent periods.

We entered into a Revolving Credit and Security Agreement with PNC Bank, N.A. The Agreement established a three year revolving $20 million credit facility and was renewed through July 31, 2009. The facility provides for advances based on accounts receivable, inventory and real estate. The facility includes a $2 million limit on letters of credit. At March 31, 2009, we had $1 million of letters of credit outstanding. The interest rate at March 31, 2009, is at LIBOR plus 2.00% and subject to change based upon the Fixed Charge Coverage Ratio. We are required to maintain a Fixed Charge Coverage Ratio of 1.1:1. There are no required repayments as long as there are no defaults and there is adequate eligible collateral. Substantially all of our assets are pledged as security under the Agreement. We had no long term debt outstanding at March 31, 2009 or 2008.

As of March 31, 2009, we had $8 million in cash and cash equivalents, and $53 million in marketable securities. The marketable securities are invested through a professional investment advisor. The securities may be liquidated at any time into cash and cash equivalents.

Our backlog is at $3.9 million at March 31, 2009 versus $16.1 million at March 31, 2008. Orders have reduced significantly as a result of the recession and credit tightening in the second half of fiscal 2008 and first half of fiscal 2009.

In terms of working capital (defined as current assets less current liabilities), our balance of $90 million for the six month period ended March 31, 2009, was in line with a working capital balance of $90 million at September 30, 2008.

Cash provided from Operations during the six months period ended March 31, 2009 was $4.7 million. This was driven in part by favorable reductions in accounts receivable and inventory.

Cash used for Investing activities during the six months period ended March 31, 2009 was $0.1 million and resulted from the purchase of fixed assets.

In terms of Financing activities, there were no cash disbursements or receipts during the quarter ended March 31, 2009.

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

Estimates and Assumptions

In preparing the consolidated financial statements, we use certain estimates and assumptions that may affect reported amounts and disclosures. Estimates and assumptions are used, among other places, when accounting for certain revenue (e.g. contract accounting), expense, and asset and liability valuations. We believe the estimates and assumptions made in preparing the consolidated financial statements are reasonable, but are inherently uncertain and unpredictable. Assumptions may be incomplete or inaccurate and unanticipated events may occur. We are subject to risks and uncertainties that may cause actual results to differ from estimated results.

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

Investments

We mark to market all trading securities and record any unrealized gain or loss as income or loss in the current period.

Investment in Unconsolidated Investees

We owned a 45% interest in Carbontronics LLC and a 25% interest in Carbontronics Fuels LLC and Carbontronics II LLC. These interests were obtained as part of contracts to build four synthetic fuel production plants during 1998. We have no basis in these equity investments or requirement to provide future funding. Any income arising from these investments was dependent upon tax credits (adjusted for operating losses at the fuel plants) being generated as a result of synthetic fuel production, which were recorded as received. The synthetic fuel tax credit legislation expired at the end of calendar year 2007.

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

At March 31, 2009 and 2008, the Company had no debt outstanding. Under the Revolving Credit and Security Agreement, substantially all of the Company’s borrowings will bear interest at variable rates based upon the prime rate or LIBOR.

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

Evaluation of Disclosure Controls and Procedures

The Company’s Chief Executive Officer and Chief Financial Officer evaluated the effectiveness of the design and operation of the Company’s “disclosure controls and procedures” (as defined in Rule 13a-15(e) under the Exchange Act) as of the end of the period covered by this report. Based upon that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that, as of the end of the period covered by this report, the Company’s disclosure controls and procedures are effective.

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

Changes in Internal Control over Financial Reporting

Our management, including the Chief Executive Officer and Chief Financial Officer, has reviewed our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act). There were no changes in our internal control over financial reporting during the quarter ended March 31, 2009 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II. Other Information

Item 4.	Submission of Matters to a Vote of Security Holders

On March 7, 2009, at an Annual Meeting of Stockholders, the following was approved:

(1) The election of the following directors:

By holders of Common Stock:

Cort J. Dondero

By holders of Class B Stock:

David A. Air

E.J. Elliott

Marc G. Elliott

Randolph H. Fields

Edward A. Moses

(2)	The ratification of the selection of Moore Stephens Lovelace, P.A., independent certified public accountants, as auditors for the Company for the year ending September 30, 2009.

(3)	The Company’s 2009 Incentive Compensation Plan.

The total number of shares entitled to vote at this meeting was 8,079,872 shares of Common Stock and 1,532,998 shares of Class B Stock, and the tabulation of proxies was as follows:

Election of Director by holders of Common Stock:

Name	For	Against or Withheld	Abstentions	Broker Non-votes
Cort J. Dondero	6,624,542	184,064	-0-	-0-

Election of Directors by holders of Class B Stock:

Name	For	Against or Withheld	Abstentions	Broker Non-votes
David A. Air	1,509,238	-0-	-0-	-0-

E.J. Elliott	1,509,238	-0-	-0-	-0-

Marc G. Elliott	1,509,238	-0-	-0-	-0-

Randolph H. Fields	1,509,238	-0-	-0-	-0-

Edward A. Moses	1,509,238	-0-	-0-	-0-

Ratification of appointment of Moore Stephens Lovelace, P.A. as auditors for the year ending September 30, 2009:

For	Against or Withheld	Abstentions	Broker Non-votes
8,154,702	163,142	-0-	-0-

Proposal to Approve the 2009 Incentive Compensation Plan

For	Against or Withheld	Abstentions	Broker Non-votes
6,287,768	417,905	-0-	-0-

No other business was brought before the Annual Meeting.

Item 6.	Exhibits

(a)	Exhibits

10.1	The Company’s 2009 Incentive Compensation Plan, as incorporated by reference to the Company’s 2009 Proxy Statement filed with the Securities and Exchange Commission on Schedule 14A on January 28th, 2009

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a – 14(a) of the Securities Exchange Act of 1934, as amended

31.2	Certification of Chief Financial Officer Pursuant to Rule 13a – 14(a) of the Securities Exchange Act of 1934, as amended

32	Certifications of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U. S. C. Section 1350.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

GENCOR INDUSTRIES, INC.

May 11, 2009	By:	/s/ E.J. Elliott
E.J. Elliott, Chairman and Chief Executive Officer

May 11, 2009	By:	/s/ Michael Al Mundy
Michael Al Mundy, Chief Financial Officer
(Principal Financial and Accounting Officer)