Form 10-Q
period 2009-06-30
GENCOR INDUSTRIES INC
filed 2009-08-10
CIK 64472

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2009

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

Large accelerated filer	☐	Accelerated Filer	☒

Non-accelerated Filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes    ☒  No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at August 10, 2009
Common stock, $.10 par value	8,079,872 shares
Class B stock, $.10 par value	1,532,998 shares

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

GENCOR INDUSTRIES, INC.

Condensed Consolidated Balance Sheets

(In thousands, except per share data)

	June 30, 2009	September 30, 2008
	(Unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$3,821	$4,068
Marketable securities at Fair value (Cost $52,000 at June 30, 2009 and $46,000 at September 30, 2008)	58,687	53,976
Accounts receivable, less allowance for doubtful accounts of $1,671 ($1,927 at September 30, 2008)	4,577	7,527
Inventories, net	28,459	35,044
Prepaid expenses	979	1,007

Total current assets	96,523	101,622
Property and equipment, net	8,499	8,817
Other assets	662	184

Total assets	$105,684	$110,623

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$2,340	$4,442
Customer deposits	728	1,712
Income and other taxes payable	2,304	1,678
Accrued expenses	2,588	3,501

Total current liabilities	7,960	11,333
Long-term debt	—	—
Deferred income taxes	276	275

Total liabilities	8,236	11,608
Commitments and contingencies

Stockholders’ equity:
Preferred stock, par value $.10 per share; authorized 300,000 shares; none issued	$—	$—
Common stock, par value $.10 per share; 15,000,000 shares authorized; 8,079,872 shares issued and outstanding at June 30, 2009 and September 30, 2008	808	808
Class B stock, par value $.10 per share; 6,000,000 shares authorized; 1,532,998 shares issued and outstanding at June 30, 2009 and September 30, 2008	153	153
Capital in excess of par value	10,542	10,542
Retained earnings	85,945	87,383
Accumulated other comprehensive income (loss)	—	129

Total stockholders’ equity	97,448	99,015

Total Liabilities and Shareholders’ Equity	$105,684	$110,623

See accompanying notes to condensed consolidated financial statements.

GENCOR INDUSTRIES, INC.

Unaudited Condensed Consolidated Statements of Operations

(In thousands, except per share data)

	Three-Months Ended June 30		Nine-Months Ended June 30,
	2009	2008	2009	2008
Net Revenue	$11,674	$23,907	$46,350	$66,812

Cost and expense:
Production costs	9,724	19,102	37,205	50,700
Product engineering and development	538	785	1,747	2,037
Selling, general and administrative	2,024	3,114	7,635	8,438

	12,286	23,001	46,587	61,175

	(612)	906	(237)	5,637

Other income (expense):
Interest income	9	45	32	120
Interest expense	(18)	(11)	(50)	(17)
Income from investees	—	—	48	15,625
Change in fair value of marketable securities	174	(2)	(1,288)	(867)
Loss on Sale of UK operations	(447)	—	(447)	—
Miscellaneous	(7)	13	(39)	3,463

	(289)	45	(1,745)	18,324

Income (loss) before income taxes	(901)	951	(1,982)	23,961

Income taxes	(173)	268	(581)	8,848

Net Income (loss)	$(728)	683	$(1,400)	15,113

Basic and diluted earnings (loss) per common share:
Basic earnings (loss) per share	$(0.08)	$0.07	$(0.15)	$1.57

Diluted earnings (loss) per share	$(0.08)	$0.07	$(0.15)	$1.57

See accompanying notes to condensed consolidated financial statements.

GENCOR INDUSTRIES, INC.

Unaudited Condensed Consolidated Statements of Cash Flows

In Thousands

	Nine-Months Ended June 30,
	2009	2008
Cash flows from operations:
Net income (loss)	$(1,400)	$15,113
Adjustments to reconcile net income (loss) to cash provided (used) by operations:
Purchase of Marketable securities	(6,000)	(7,000)
Decrease (Increase) in fair value of Marketable securities	1,288	867
Deferred income taxes	—	(6,318)
Depreciation and amortization	680	846
Loss on sale of UK operations	(447)	—
Income from investees	(48)	(15,625)
Provision for allowance for doubtful accounts	350	320
Change in assets and liabilities:
Accounts receivable	2,600	(1,632)
Inventories	6,585	4,306
Prepaid expenses	28	661
Customer deposits	(984)	2,571
Income and other taxes payable	626	2,380
Accounts payable	(2,102)	(250)
Accrued expenses and other	(1,051)	(3,439)

Total adjustments	1,526	(22,313)

Cash provided (used) by operations	126	(7,200)

Cash flows from investing activities:
Stock options exercised	—	23
Distribution from unconsolidated investees	48	15,625
Proceeds from sale of UK operations	140	—
Capital expenditures	(393)	(1,520)

Cash from (used for) investing activities	(205)	14,128

Effect of exchange rate changes on cash	(168)	(35)

Net increase (decrease) in cash	(247)	6,893
Cash and cash equivalents at:
Beginning of period	4,068	3,707

End of period	$3,821	$10,600

See accompanying notes to condensed consolidated financial statements.

GENCOR INDUSTRIES, INC.

Notes to Condensed Consolidated Financial Statements

All amounts in thousands, except per share amounts

Note 1 – Basis of Presentation

The accompanying condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all material adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three months and nine months ended June 30, 2009 are not necessarily indicative of the results that may be expected for the year ending September 30, 2009.

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

Note 2 – Marketable Securities

Marketable securities are categorized as trading securities and stated at fair value. Fair value is determined using the quoted closing or latest bid prices. Realized gains and losses on investment transactions are determined by specific identification and are recognized as incurred in the statements of operations. Net unrealized gains and losses are reported in the statement of operations and represent the change in the fair value of investment holdings during the period. At June 30, 2009, marketable securities consisted of $51,715 in municipal bonds $5,441 in Cash equivalents, and $1,531 in equity stocks. At September 30, 2008, marketable securities consisted of $44,764 in municipal bonds and $9,212 in equity stocks.

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

The following tables set forth, by level, within the fair value hierarchy, the Company’s assets measured at fair value as of June 30, 2009:

	Fair Value Measurements
	Level 1	Level 2	Level 3	Total
Equities	$1,531	$—	$—	$1,531
Municipal Bonds	$51,715	$—	$—	$51,715
Cash Equivalents	$5,441	$—	$—	$5,441

	$58,687	$—	$—	$58,687

Note 4 – Inventories

The components of inventory consist of the following:

	June 30, 2009	September 30, 2008
Raw materials	$15,675	$18,943
Work in process	3,148	7,387
Finished goods	8,611	7,594
Used equipment	1,025	1,120

	$28,459	$35,044

Note 5 – Earnings (Loss) Per Share Data

The following table sets forth the computation of basic and diluted earnings (Loss) per share for the periods indicated.

	Three-Months Ended June 30, 2009		Nine-Months Ended June 30, 2009
	2009	2008	2009	2008
Net income (Loss)	$(728)	$683	$(1,400)	$15,113

Denominator (shares in thousands):
Weighted average shares outstanding	9,613	9,612	9,613	9,611
Effect of dilutive stock options	—	14	—	8

Denominator for diluted EPS computation	9,613	9,626	9,613	9,619

Per common share:
Basic:
Net income (Loss)	$(0.08)	$0.07	$(0.15)	$1.57
Diluted:
Net income (Loss)	$(0.08)	$0.07	$(0.15)	$1.57

Note 6 – Comprehensive Income (Loss)

The total comprehensive income (loss) for the three-months and nine-months ended June 30, 2009 was ($570) and ($1,529), respectively. Total comprehensive income for the three-months and nine-months ended June 30, 2008 were $737, and $15,148, respectively. Total comprehensive income differs from net income due to gains and losses resulting from foreign currency translation, which are reflected separately in the shareholders’ equity section of the balance sheet under the caption “Accumulated other comprehensive income (Loss).” Gains and losses resulting from foreign currency transactions are included in income.

Note 7 – Income From Investees

The Company owned a 45% interest in Carbontronics LLC and a 25% interest in Carbontronics Fuels LLC and Carbontronics II, LLC. These interests were earned as part of value of risk on contracts to build four synthetic fuel production plants during 1998. The Company has no basis in these equity investments or requirement to provide future funding. The operations of Carbontronics LLC consisted of the receipt of contingent payments from the sales of the plants and the distribution thereof to its members. Carbontronics LLC had no other significant operations or assets. The operations of Carbontronics II, LLC consisted of the receipt of royalty payments from the plants and the distribution thereof to its members. Carbontronics II, LLC had no other significant operations or assets. Any income arising from these investments was dependent upon tax credits (adjusted for operating losses at the fuel plants) being generated as a result of synthetic fuel production, which is recorded as received. The Company received $48 in the quarter ended December 31, 2008, and did not receive distributions in the quarters ended March 31, 2009 or June 30, 2009. The Company received $15,625 in the quarter ended December 31, 2007, and did not receive distributions in the quarter ended June 30, 2008. These distributions are subject to state and Federal income taxes.

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

Overview

Sales continued to weaken during our third fiscal quarter as the roadbuilding industry languishes under the current economic conditions. Although the much-ballyhooed “Stimulus” program announced by President Obama at the beginning of the year was to have placed billions of federal money with States which had highway projects engineered and “shovel ready”, precious little has actually happened. As of this point in time, very few unemployed construction workers have left the unemployment lines and donned the orange jackets of road construction workers.

Our backlog of proposals to prospective buyers of asphalt plants and major pieces of equipment is in excess of $200 million, but very little movement is occurring as contractors are waiting for the States to move forward with the projects, or for availability of bank financing. In the meantime, the nation’s roads continue to languish in need of repair or expansion. We remain optimistic that this is a temporary situation and hopeful that orders of our larger capital equipment will improve in fiscal 2010, although at this time, the magnitude of that improvement cannot be determined.

Fortunately, the reduction in sales of our larger equipment has resulted in part in an increase in sales of components, aftermarket parts, and ancillary services as many customers are choosing to maintain versus replace or upgrade their equipment.

In the short term, the current economic outlook leaves us with little confidence that there will be a marked improvement in the economy and the roadbuilding industry for the balance of 2009.

For the long term, we believe our strategy of continuing to invest heavily in Product Engineering and Development and our focus on delivering a high-quality product and superior service will strengthen our market position when demand for capital equipment rebounds. In response to our short-term outlook, we have already taken aggressive actions to conserve cash, right size our operations and cost structure, and will continue to do so based on our forecasts. These actions include adjustments to workforce and staffing, reduced purchases of raw materials and reductions in selling, general, and administrative expenses. We continue to review our internal processes to identify efficiencies and cost reductions and will continue scrutinizing our relationships with external suppliers to ensure we are achieving the highest-quality products and services at the most competitive cost.

We feel we are taking the appropriate actions to right size our cost structure which will prepare us for the future when the current deterrents to our market dissipate. Additionally, we will continue to strategically build inventory in key product lines so we will be best positioned to meet and exceed expectations of our customers in terms of delivery time when the economic environment improves and access to capital is restored.

Overall, we expect our fourth fiscal quarter ending September 30, 2009 to remain challenging, but are optimistic that significant improvement, and return to normalcy will begin during the last quarter of this calendar year. In the meantime, we are managing our strong cash reserves, and investments prudently, and profitably, with view to growing the company organically, as well as by acquisition, if the opportunity arises.

Results of Operations

Net sales for the three months ended June 30, 2009 and 2008 were $11,674 and $23,907, respectively. Domestic sales during the three months ended June 30, 2009 and 2008 were $11,653 and $22,670, respectively, reflecting a decrease of $11,017. Domestic sales were lower than the prior year’s comparable quarter. We believe this was primarily due to the overall worsening of the economy and tightening of credit availability. Foreign sales decreased $1,127 in the three months ended June 30, 2009 compared to the three months ended June 30, 2008.

Net sales for the nine months ended June 30, 2009 and 2008 were $46,350 and $66,812, respectively. Domestic sales during the nine months ended June 30, 2009 and 2008 were $45,264 and $64,713, respectively, reflecting a decrease of $19,449. Domestic sales were lower than the comparable period in the prior year. We believe this was primarily due to the overall worsening of the economy and tightening of credit availability.

Gross profit percentage decreased from 20% in the three months ended June 30, 2008 to 17% in the three months ended June 30, 2009. Gross profit percentage decreased from 24% for the nine months ended June 30, 2008 to 20% in the nine-months ended June 30, 2009. Overall, the decreases in gross profit margin were due primarily to decreases in revenues with less than a proportionate decrease in our existing cost structure.

Our revenues are concentrated in the asphalt-related business and are subject to a seasonal slow-down during the third and fourth quarters of the calendar year. We cannot predict what impact the current recession will have on future earnings.

Selling, general, and administrative expense decreased $803 for the nine months ended June 30, 2009 compared to the nine months ended June 30, 2008. Selling and administrative expense decreased $1,090 for the three months ended June 30, 2009 compared to the three months ended June 30, 2008. These reductions were primarily the result of decreases in personnel, deferral or cancellation of discretionary expenses, and also decreases in commissions associated with decreases in revenue versus comparable periods.

We recognized income from investees (Carbontronics) of $48 in the nine-month period ended June 30, 2009. We recognized income from investees (Carbontronics) of $15,625 in the nine-month period ended June 30, 2008. We did not recognize income from investees (Carbontronics) in either of the three-month periods ended June 30, 2009 or 2008.

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

For the three months ended June 30, 2009, and for the nine months ended June 30, 2009, the change in value of our marketable securities was a gain of $174, and a loss of $1,288, respectively. During the quarter ended June 30, 2009, we transferred $6,000 from our operating cash accounts to our investment portfolio. After this transfer, the cost basis in our investments portfolio grew from $46,000 to $52,000. For the three months ended June 30, 2008, and for the nine months ended June 30, 2008, the change in value of our marketable securities was a loss of $2, and $867, respectively. All of these decreases were the result of decreases in the market value of the securities held in the portfolio.

Included in other income for the nine months ended June 30, 2008 was the receipt of $4,100 in resolution of an outstanding claim against a former service provider less related legal costs of $700. The terms of the settlement are confidential and we do not expect any further collections or expenses related to this matter.

Income tax expense decreased by $441 and $9,429 as compared to the corresponding three month and nine month periods ended June 30, 2009, respectively. This is reflective of decreases in pre-tax income for the comparable periods of the prior fiscal year.

Liquidity and Capital Resources

We generate our capital resources primarily through operations. Over the past three years, we also received cash from distributions from investees (Carbontronics). However, we did not receive significant distributions from Carbontronics for the three-month reporting period ended June 30, 2009, nor do we expect to receive significant distributions from Carbontronics in subsequent periods.

We maintained a Revolving Credit and Security Agreement with PNC Bank, N.A. The Agreement established a three year revolving $20 million credit facility and was renewed through July 31, 2009. The facility provided for advances based on accounts receivable, inventory, and real estate. The facility included a $2 million limit on letters of credit. At June 30, 2009, we had $1.1 million of letters of credit outstanding. The interest rate at June 30, 2009, is at LIBOR plus 2.00% and subject to change based upon the Fixed Charge Coverage Ratio. We were required to maintain a Fixed Charge Coverage Ratio of 1.1:1. There were no required repayments as long as there were no defaults and there was adequate eligible collateral. Substantially all of our assets were pledged as security under the Agreement. We had no long term debt outstanding at June 30, 2009 or 2008. Prior to expiration of our credit facility with PNC Bank, we elected to amend this agreement as disclosed under the heading, “Contractual Obligations”, as set forth below in this Item 2.

As of June 30, 2009, we had $3.8 million in cash and cash equivalents, and $58.7 million in marketable securities. The marketable securities are invested through a professional investment advisor. The securities may be liquidated at any time into cash and cash equivalents.

Our backlog is at $2.6 million at June 30, 2009 versus $18.9 million at June 30, 2008. Orders have reduced significantly as a result of the recession and credit tightening in the second half of fiscal 2008 and first half of fiscal 2009. We are uncertain whether the decline in backlog was experienced by the industry as a whole.

In terms of working capital (defined as current assets less current liabilities), our balance of $89 million for the nine month period ended June 30, 2009, was in line with a working capital balance of $90 million at September 30, 2008.

Cash provided by Operations during the nine months ended June 30, 2009 was $126 thousand. This was driven in part by a reduction of revenue.

Cash utilized for Investing activities during the nine months period ended June 30, 2009 was $205 thousand and was primarily the result of capital expenditures. We historically operated a manufacturing facility and sales office in the United Kingdom. The revenues of the UK operations have been insignificant to our financial results. In June 2009, we sold our UK operations for $648 thousand dollars (not including transaction costs of $22 thousand dollars) and recognized a loss of $447 thousand dollars. We retained ownership of the building and land, the brand name (“General Combustion”), and the associated intellectual property (e.g., engineering drawings). Consequently, and going forward, we currently do not expect to have Market Risk associated with the UK operations.

In terms of Financing activities, there were no cash disbursements or receipts during the quarter ended June 30, 2009.

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

SFAS No. 165, “Subsequent Events” (SFAS 165): In May 2009, the FASB issued SFAS 165, “Subsequent Events”. This pronouncement establishes general standards of accounting for and disclosure of events which occur after the balance sheet date but before the financial statements are issued or are available to be issued. SFAS 165 provides guidance on the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions which occur for potential recognition or disclosure in the financial statements, the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements and the disclosures an entity should make regarding events or transactions which occurred after the balance sheet date. We adopted SFAS 165 during the third quarter of fiscal 2009, and its application had no impact on our condensed consolidated financial statements. We evaluated subsequent events through the date the accompanying financial statements were issued, August 10, 2009.

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

Contractual Obligations

We amended the Revolving Credit and Security Agreement with PNC Bank, N.A., on July 23, 2009. The original agreement was set to expire on July 31, 2009, and rather than let it expire, we elected to amend this agreement and reduce the amount of the credit facility from $20 million to $1.5 million. The facility also includes a $1.285 million limit on letters of credit, which is reduced from our original $2 million limit. We elected to reduce our credit facility at this time because we believe the higher amount associated with the original line was not needed. We are currently evaluating other options for a revolving credit facility.

Pursuant to the Third Amendment to the Revolving Credit and Security Agreement with PNC Bank, N.A., our credit facility shall continue until April 30, 2010, unless terminated sooner. We secured this revolving credit facility with a pledge of $2 million of assets from our investment portfolio by opening a separate bank account with PNC Bank, N.A. This pledge is governed by the Pledge Agreement with PNC Bank, N.A., dated July 23, 2009. In connection with the Third Amendment to the Revolving Credit and Security Agreement with PNC Bank, N.A., all representations, warranties, covenants, rights, duties and obligations set forth in the original agreement continue to apply, except as modified.

Off-Balance Sheet Arrangements

None

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

The Company historically operated a manufacturing facility and sales office in the United Kingdom. The revenues of the UK operations have been insignificant to the Company’s financial results. In June 2009, the Company sold its UK operations for $648 thousand dollars (not including transaction costs of $22 thousand dollars) and recognized a loss of $447 thousand dollars. Gencor retained ownership of the building and land, the brand name (“General Combustion”), and the associated intellectual property (e.g., engineering drawings). Consequently, and going forward, the Company currently does not expect to have Market Risk associated with the UK operations.

At June 30, 2009 and 2008, the Company had no debt outstanding. Under the Revolving Credit and Security Agreement, substantially all of the Company’s borrowings bore interest at variable rates based upon the prime rate or LIBOR.

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

Changes in Internal Control over Financial Reporting

Our management, including the Chief Executive Officer and Chief Financial Officer, has reviewed our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act). There were no changes in our internal control over financial reporting during the quarter ended June 30, 2009 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II. Other Information

Item 6.	Exhibits

(a)	Exhibits

10.2	Third Amendment to the Revolving Credit and Security Agreement between the Company and PNC Bank, N.A.

10.3	Pledge Agreement between the Company and PNC Bank, N.A.

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a – 14(a) of the Securities Exchange Act of 1934, as amended

31.2	Certification of Chief Financial Officer Pursuant to Rule 13a – 14(a) of the Securities Exchange Act of 1934, as amended

32	Certifications of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U. S. C. Section 1350.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

GENCOR INDUSTRIES, INC.

August 10, 2009	By:	/s/ E.J. Elliott
E.J. Elliott, Chairman and Chief Executive Officer

August 10, 2009	By:	/s/ Michael Al Mundy
Michael Al Mundy, Chief Financial Officer
(Principal Financial and Accounting Officer)