Form 10-K
period 2009-09-30
GENCOR INDUSTRIES INC
filed 2009-12-29
CIK 64472

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10 – K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended September 30, 2009

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

Common Stock ($.10 Par Value)

SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT: None

Indicate by check mark if the registrant is a well-known seasonal issuer, as defined in Rule 405 of the Securities Act    ☐  Yes    ☒  No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15 (d) of the Act    ☐  Yes    ☒  No

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    ☒  Yes    ☐  No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    ☐  Yes    ☐  No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definitions of “large accelerated filer” and “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act (check one):

Large Accelerated Filer	☐	Accelerated Filer	☐

Non-Accelerated Filer	☐ (Do not check if a smaller reporting Company)	Smaller Reporting Company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes    ☒  No

The aggregate market value of the common equity held by non-affiliates computed by reference to the price at which the common equity was last sold as of the last business day of the most recently completed second fiscal quarter was $46,101,000.

Indicate the number of shares outstanding of each of the Registrant’s classes of Common Stock, as of the latest practicable date: 8,079,872 shares of Common Stock ($.10 par value) and 1,532,998 shares of Class B Stock ($.10 par value) as of December 18, 2009.

DOCUMENTS INCORPORATED BY REFERENCE

Part III of this Form 10-K is incorporated by reference from the Registrant’s 2010 Proxy Statement for the Annual Meeting of the Stockholders.

Introductory Note: Caution Concerning Forward-Looking Statements

This annual report on Form 10-K (“Report”) and the Company’s other communications and statements may contain “forward-looking statements,” including statements about the Company’s beliefs, plans, objectives, goals, expectations, estimates, projections and intentions. These statements are subject to significant risks and uncertainties and are subject to change based on various factors, many of which are beyond the Company’s control. The words “may,” “could,” “should,” “would,” “believe,” “anticipate,” “estimate,” “expect,” “intend,” “plan,” “target,” “goal,” and similar expressions are intended to identify forward-looking statements. All forward-looking statements, by their nature, are subject to risks and uncertainties. The Company’s actual future results may differ materially from those set forth in the Company’s forward-looking statements. For information concerning these factors and related matters, see “Risk Factors” in Part I, Item 1A in this Report, and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II, Item 7 in this Report. However, other factors besides those referenced could adversely affect the Company’s results, and you should not consider any such list of factors to be a complete set of all potential risks or uncertainties. Any forward-looking statements made by the Company herein speak as of the date of this Report. The Company does not undertake to update any forward-looking statement, except as required by law.

PART I

ITEM 1.	BUSINESS

General

Gencor Industries, Inc. and its subsidiaries (the “Company”, “we”, “us” or “our”) is a leading manufacturer of heavy machinery used in the production of highway construction materials, synthetic fuels, and environmental control equipment. The Company’s products are manufactured in two facilities in the United States and one facility, until June 30, 2009, located in the United Kingdom. The Company’s products are sold through a combination of Company sales representatives and independent dealers and agents located throughout the world.

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

In 1968, the Company was formed by the merger of Mechtron Corporation with General Combustion, Inc. and Genco Manufacturing, Inc. The new entity reincorporated in Delaware in 1969 and adopted the name Mechtron International Corporation in 1970. In 1985, the Company began a series of acquisitions into related fields starting with the Beverley Group Ltd. in the United Kingdom (the “UK”). Hy-Way Heat Company, Inc. and the Bituma Group were acquired in 1986. In 1987, the Company changed its name to Gencor Industries, Inc. and acquired the Davis Line Inc. and its subsidiaries in 1988.

In January 1998, the Company finalized agreements with Carbontronics, LLC (“CLLC”) pursuant to which the Company sold, designed, manufactured, and installed four synthetic fuel production plants. These plants were subsequently sold by CLLC to a limited partnership (“LP”), Carbontronics Synfuels Investors, L.P., which was the owner of the plants. The Company was paid in full for these plants in 1998. In addition to payment for the plants, the Company received a member interest of 45% in CLLC. Revenue to CLLC was based upon the production of these plants continuing to qualify for tax credits under Section 29 of the Internal Revenue Code, and the ability to economically produce and successfully market synthetic fuel produced by the plants. To the extent the LP was successful in producing fuel which qualifies for tax credits, sold the synthetic fuel, sold the tax credits to investors, and had sufficient cash flow to cover all operating expenses, then the LP remitted cash to CLLC as additional purchase price for the sale of the plants. CLLC generally distributed any cash receipts to its investors.

Also, the Company received a 25% partnership position in the General Partner (“GP”) of the LP and in Carbontronics II, LLC (“C2LLC”). C2LLC received royalty payments from the LP only if the LP had been successful in producing fuel which qualified for tax credits, sold the synthetic fuel, sold the tax credits to investors, and had sufficient cash flow to cover all other operating expenses. The remaining interests in the GP, CLLC, and C2LLC were owned by other, unrelated entities. An administrative member of the GP, not the Company, was responsible for administration of the day-to-day affairs of the GP and LP. The Company was entitled to appoint one of the three members of the GP Management Committee and had 1/3 of the voting rights thereof. As a part of the member positions in CLLC, C2LLC, and the GP (collectively “Investees”), the Company had the potential for income subject to the performance of the LP.

The tax credit legislation expired at the end of calendar year 2007. Consequently, the four synthetic fuel plants were decommissioned. The plants were sold or transferred to site owners in exchange for a release of all contracted liabilities related to the removal of plants from the sites. The administrative partner informed the Company that there were no operations in calendar 2008 and almost all of the partnership affairs were finalized in 2008. It is not possible to predict the amount of final distributions from the partnerships upon the final disposition and winding-down of operations. Futures distributions are not anticipated to be material.

The Company received $19.9 million of distributions from Investees in fiscal 2007, $15.6 million of distributions in fiscal 2008 and $48,000 of distributions in fiscal 2009. These distributions are subject to state and federal income taxes.

Products

Asphalt Plants. The Company manufactures and produces hot-mix asphalt plants used in the production of asphalt paving materials. The Company also manufactures related asphalt plant equipment including hot mix storage silos, fabric filtration systems, cold feed bins and other plant components. The Company’s H&B (Hetherington and Berner) product line is the world’s oldest asphalt plant line, first manufactured in 1894. The Company’s subsidiary, Bituma Corporation, formerly known as Boeing Construction Company, developed the continuous process for asphalt production, which has been adopted as the United States industry’s standard technology, as well as patented the Gencor counterflow technology, several adaptations of which have become the industry standard, which recaptures and burns emissions and vapors, resulting in a cleaner and more efficient process. The Company manufactures a very comprehensive range of fully mobile batch plants, as well as trommel screens.

Combustion Systems and Industrial Incinerators. The Company manufactures combustion systems, which are large burners that can transform most solid, liquid or gaseous fuels into usable energy, or burn multiple fuels, alternately or simultaneously. Through its subsidiary General Combustion, the Company has been a significant source of combustion systems for the asphalt and aggregate drying industries since the 1950’s. The Company also manufactures soil remediation machinery, as well as combustion systems for rotary dryers, kilns, fume and liquid incinerators and fuel heaters. The Company believes maintenance and fuel costs are lower for its burners because of their superior design.

Fluid Heat Transfer Systems. The Company’s General Combustion subsidiary also manufactures the Hy-Way heat and Beverley lines of thermal fluid heat transfer systems and specialty storage tanks for a wide array of industry uses. Thermal fluid heat transfer systems are similar to boilers, but use high temperature oil instead of water. Thermal fluid heaters have been replacing steam pressure boilers as the best method of heat transfer for storage, heating and pumping viscous materials (i.e., asphalt, chemicals, heavy oils, etc.) in many industrial and petrochemical applications worldwide. The Company believes the high efficiency design of its thermal fluid heaters can outperform competitive units in many types of process applications.

Product Engineering and Development

The Company is engaged in product engineering and development efforts to expand its product lines and to further develop more energy efficient and environmentally compatible systems.

Significant developments include the use of cost effective, non-fossil fuels, biomass (bagasse, municipal solid waste, sludge and wood waste), refuse-derived fuel, coal and coal mixtures, the economical recycling of old asphalt and new designs of environmentally compatible asphalt plants. Product engineering and development activities are directed toward more efficient methods of producing asphalt and lower cost fluid heat transfer systems. In addition, efforts are also focused on developing combustion systems that operate at higher efficiency and offer a higher level of environmental compatibility. The Company also continues to evaluate opportunities in the energy field.

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

Sales and Marketing

The Company’s products and services are marketed internationally through a combination of Company employed sales representatives and independent dealers and agents.

Sales Backlog

The Company’s manufacturing processes allow for a relatively short turnaround from the order date to shipment date of usually less than ninety days. Therefore, the size of the Company’s backlog should not be viewed as an indicator of the Company’s annualized revenues or future financial results. The Company’s backlog was approximately $13 million and $9 million as of December 1, 2009 and December 1, 2008, respectively.

Financial Information about Geographic Areas Reporting Segments

The Company sold its operations in the United Kingdom in June 2009. For a geographic breakdown of revenues see the table captioned Reporting Segments in Note 1 to the Consolidated Financial Statements in Item 8.

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

Employees

As of September 30, 2009, the Company employed a total of 282 employees, all in its domestic operations. The Company has collective bargaining agreements covering production and maintenance employees at its Marquette, Iowa facility. The remaining domestic employees are not represented by a labor union or collective bargaining agreement. The Company believes that its relationship with its employees is good.

Available Information

For further discussion concerning the Company’s business, see the information included in Item 7 (Management’s Discussion and Analysis of Financial Condition and results of Operations) and Item 8 (Financial Statements and Supplementary Data) of this Report.

The Company makes available free of charge through its web site at www.gencor.com the Company’s Annual Report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and all amendments to those reports, if applicable, filed or furnished pursuant to Sections 13(a) and 15(d) of the Securities Exchange Act of 1934, as amended, as soon as reasonably practicable after the material is electronically filed with or furnished to the Securities and Exchange Commission (“SEC”). The information posted on the web site is not incorporated into this Annual Report on Form 10-K.

ITEM 1A.	RISK FACTORS

The following risk factors and other information included in this Annual Report on Form 10-K should be carefully considered. The risks and uncertainties described below are not the only ones the Company faces. Additional risks and uncertainties not presently known to the Company or that the Company presently deems less significant may also impair the Company’s business operations. If any of the following risks actually occur, the Company’s business operating results and financial condition could be materially adversely affected. The order of these risk factors does not reflect their relative importance or likelihood of occurrence.

The business may be adversely affected by the current economic recession.

The domestic and international economies are experiencing a significant recession. This recession has been magnified by the tightening of the credit markets. The domestic and international markets may remain depressed for an undeterminable period of time. The Company’s sales to contractors are dependent on construction and infrastructure spending and availability of credit to its customers. Changes in construction and governmental spending have had and could continue to have a material adverse effect on the Company’s results of operations.

The business is affected by the cyclical nature of the markets it serves.

The demand for the Company’s products and service is dependent on general economic conditions and more specifically, the commercial construction industry. Adverse economic conditions may cause customers to forego or delay new purchases and rely more on repairing existing equipment thus negatively impacting the Company’s sales and profits. Rising gas and oil prices, increasing steel prices and shortage of qualified workers can have adverse effects on the Company. Market conditions could limit the Company’s ability to raise selling prices to offset increases in inventory costs.

The business is affected by the level of government funding for highway construction.

Many contractors depend on funding by federal and state agencies for highway, transit and infrastructure programs. Future legislation may increase or decrease government spending, which if decreased, could have a negative affect on the Company’s financial condition or results of operations. Federal funding of infrastructure may be decreased in the future, especially since the United States is currently experiencing an economic recession.

If the Company fails to comply with requirements relating to internal control over financial reporting under Section 404 of the Sarbanes-Oxley Act, the business could be harmed and its stock price could decline.

Rules adopted by the Securities and Exchange Commission pursuant to Section 404 of the Sarbanes-Oxley Act of 2002 require the Company to assess its internal control over financial reporting annually. The rules governing the standards that must be met for management to assess its internal control over financial reporting are complex. They require significant documentation, testing, and possible remediation of any significant deficiencies in and/or material weaknesses of internal controls in order to meet the detailed standards under these rules. The Company has evaluated its internal control over financial reporting as effective as of September 30, 2009. See Item 9A – Controls and Procedures – Management’s Report on Internal Control over Financial Reporting. Although the Company has evaluated its internal control over financial reporting as effective as of September 30, 2009, in future fiscal years, the Company may encounter unanticipated delays or problems in assessing its internal control over financial reporting as effective or in completing its assessments by the required dates. In addition, the Company cannot assure you that its independent registered public accountants will attest that internal control over financial reporting are effective in future fiscal years. If the Company cannot assess its internal control over financial reporting as effective, investor confidence and share value may be negatively impacted.

The Company may be required to reduce its profit margins on contracts on which it uses the percentage-of-completion accounting method.

The Company records revenues and profits on many of its contracts using the percentage-of-completion method of accounting. As a result, revisions made to the estimates of revenues and profits are recorded in the period in which the conditions that require such revisions become known and can be estimated. Although the Company believes that its profit margins are fairly stated and that adequate provisions for losses for its fixed-price contracts are recorded in the financial statements, as required under U.S. generally accepted accounting principles (GAAP), the Company cannot assure you that its contract profit margins will not decrease or its loss provisions will not increase materially in the future.

The Company may encounter difficulties with future acquisitions.

As part of its growth strategy, the Company intends to evaluate the acquisitions of other companies, assets or product lines that would complement or expand the Company’s existing businesses or broaden its customer relationships. Although the Company conducts due diligence reviews of potential acquisition candidates, it may not be able to identify all material liabilities or risks related to potential acquisition candidates. There can be no assurance that the Company will be able to locate and acquire any business, retain key personnel and customers of an acquired business or integrate any acquired business successfully. Additionally, there can be no assurance that financing for any acquisition, if necessary, will be available on acceptable terms, if at all, or that the Company will be able to accomplish its strategic objectives in connection with any acquisition. Although the Company periodically considers possible acquisitions, no specific acquisitions are probable as of the date of this Report on Form 10-K.

Demand for the Company’s products is cyclical in nature.

Orders for the Company’s products slow down during the summer and fall months since its customers generally do not purchase new equipment for shipment in their peak season for highway construction and repair work. In addition, demand for the Company’s products depends in part upon the level of capital and maintenance expenditures by the highway construction industry. The highway construction industry historically has been cyclical in nature and vulnerable to general downturns in the economy. Decreases in industry spending could have a material adverse effect upon demand for the Company’s products and negatively impact its business, financial condition, results of operations and the market price of its common stock.

The Company’s marketable securities are comprised of stocks and bonds invested through a professional investment advisor and are subject to various risks such as interest rates, markets, and credit.

Due to the level of risk associated with certain investment securities and the level of uncertainty related to changes in the value of securities, changes in these risk factors could have a material adverse impact on the Company’s results of operations.

There are and will continue to be quarterly fluctuations of the Company’s operating results.

The Company’s operating results historically have fluctuated from quarter to quarter as a result of a number of factors, including the value, timing and shipment of individual orders and the mix of products sold. Revenues from certain large contracts are recognized using the percentage of completion method of accounting. The Company recognizes product revenues upon shipment for the rest of its products. The Company’s asphalt production equipment operations are subject to seasonal fluctuation, which may lower revenues and result in possible losses in the first and fourth fiscal quarters of each year. Traditionally, asphalt producers do not purchase new equipment for shipment during the summer and fall months to avoid disruption of their activities during peak periods of highway construction.

If the Company is unable to attract and retain key personnel, its business could be adversely affected.

The success of the Company will continue to depend substantially upon the efforts, abilities and services of its management team and certain other key employees. The loss of one or more key employees could adversely affect the Company’s operations. The Company’s ability to attract and retain qualified personnel, either through direct hiring, or acquisition of other businesses employing such persons, will also be an important factor in determining its future success.

The Company may be required to defend its intellectual property against infringement or against infringement claims of others.

The Company holds numerous patents covering technology and applications related to various products, equipment and systems, and numerous trademarks and trade names registered with the U.S. Patent and Trademark Office and in various foreign countries. There can be no assurance as to the breadth or degree of protection that existing or future patents or trademarks may afford the Company, or that any pending patent or trademark applications will result in issued patents or trademarks, or that the Company’s patents, registered trademarks or patent applications, if any, will be upheld if challenged, or that competitors will not develop similar or superior methods or products outside the protection of any patents issued, licensed or sublicensed to the Company. Although the Company believes that none of its patents, technologies, products or trademarks infringe upon the patents, technologies, products or trademarks of others, it is possible that the Company’s existing patents, trademarks or other rights may not be valid or that infringement of existing or future patents, trademarks or proprietary rights may occur. In the event that the Company’s products are deemed to infringe upon the patent or proprietary rights of others, the Company could be required to modify the design of its products, change the name of its products or obtain a license for the use of certain technologies incorporated into its products. There can be no assurance that the Company would be able to do any of the foregoing in a timely manner, upon acceptable terms and conditions, or at all, and the failure to do so could have a material adverse effect on the Company. In addition, there can be no assurance that the Company will have the financial or other resources necessary to enforce or defend a patent, registered trademark or other proprietary right, and, if the Company’s products are deemed to infringe upon the patents, trademarks or other proprietary rights of others, the Company could become liable for damages, which could also have a material adverse effect on the Company.

The Company may be subject to substantial liability for the products it produces.

The Company is engaged in a business that could expose it to possible liability claims for personal injury or property damage due to alleged design or manufacturing defects in its products. The Company believes that it meets existing professional specification standards recognized or required in the industries in which it operates, and there are no material product liability claims pending against the Company as of the date hereof. Although the Company currently maintains product liability coverage which it believes is adequate for the continued operation of its business, such insurance may prove inadequate or become difficult to obtain or unobtainable in the future on terms acceptable to the Company.

The Company is subject to extensive environmental laws and regulations, and the costs related to compliance with, or the Company’s failure to comply with, existing or future laws and regulations, could adversely affect the business and results of operations.

The Company’s operations are subject to federal, state, local and foreign laws and regulations relating to the protection of the environment. Sanctions for noncompliance may include revocation of permits, corrective action orders, significant administrative or civil penalties and criminal prosecution. The Company’s business involves environmental management and issues typically associated with historical manufacturing operations. To date, the Company’s cost of complying with environmental laws and regulations has not been material, but the fact that such laws or regulations are changed frequently makes predicting the cost or impact of such laws and regulations on the Company’s future operations uncertain.

The loss of one or more of the Company’s raw materials suppliers, or increase in prices, could cause production delays, a reduction of revenues or an increase in costs.

The principal raw materials the Company uses are steel and related products. The Company has no long-term supply agreements with any of its major suppliers. However, the Company has generally been able to obtain sufficient supplies of raw materials for its operations. Although the Company believes that such raw materials are readily available from alternate sources, an interruption in the supply of steel and related products or a substantial increase in the price of any of these raw materials could have a material adverse effect on the Company’s business, financial condition and results of operations.

The Company is subject to significant government regulations.

The Company is subject to a variety of governmental regulations relating to the manufacturing of its products. Any failure by the Company to comply with present or future regulations could subject it to future liabilities, or the suspension of production that could have a material adverse effect on the Company’s results of operations. Such regulations could also restrict the Company’s ability to expand its facilities, or could require the Company to acquire costly equipment or to incur other expenses to comply with such regulations. Although the Company believes it has the design and manufacturing capability to meet all industry or governmental agency standards that may apply to its product lines, including all domestic and foreign environmental, structural, electrical and safety codes, there can be no assurance that governmental laws and regulations will not become more stringent over time, imposing greater compliance costs and increasing risks and penalties associated with a violation. The cost to the Company of such compliance to date has not materially affected its business, financial condition or results of operations. There can be no assurance, however, that violations will not occur in the future as a result of human error, equipment failure or other causes. The Company’s customers are also subject to extensive regulations, including those related to the workplace. The Company cannot predict the nature, scope or effect of governmental legislation, or regulatory requirements that could be imposed or how existing or future laws or regulations will be administered, or interpreted. Compliance with more stringent laws or regulations, as well as more vigorous enforcement policies of regulatory agencies, could require substantial expenditures by the Company and could adversely affect its business, financial condition and results of operations.

The Company’s management has effective voting control.

The Company’s officers and directors beneficially own an aggregate of approximately 94.6% of the outstanding shares of the Company’s $.10 par value Class B stock. The Class B stock is entitled to elect 75% (calculated to the nearest whole number, rounding five-tenths to next highest whole number) of the members of its Board of Directors. Further, approval of a majority of the Class B stock is generally required to effect a sale of the Company and certain other corporate transactions. As a result, these stockholders can elect more than a majority of the Board of Directors and exercise significant influence over most matters requiring approval by the Company’s stockholders. This concentration of control may also have the effect of delaying or preventing a change in control.

The issuance of preferred stock may impede a change of control or may be dilutive to existing stockholders.

The Company’s Certificate of Incorporation, as amended, authorizes the Company’s Board of Directors, without stockholder vote, to issue up to 300,000 shares of preferred stock in one or more series and to determine for any series the dividend, liquidation, conversion, voting or other preferences, rights and terms that are senior, and not available, to the holders of the Company’s common stock. Thus, issuances of series of preferred stock could adversely affect the relative voting power, distributions and other rights of the common stock. The issuance of preferred stock could deter or impede a merger, tender offer or other transaction that some, or a majority of the Company’s common stockholders might believe to be in their best interest or in which the Company’s common stockholders might receive a premium for their shares over the then current market price of such shares.

The Company may be required to indemnify its directors and executive officers.

The Company has authority under Section 145 of the Delaware General Corporation Law to indemnify its directors and officers to the extent provided in that statute. The Company’s Certificate of Incorporation, as amended, provides that a director shall not be personally liable to the Company for breach of fiduciary duty as a director, except to the extent such exemption from liability or limitation thereof is not permitted under the Delaware General Corporation Law. The Company’s Bylaws provide in part that it indemnify each of its directors and officers against liabilities imposed upon them (including reasonable amounts paid in settlement) and expenses incurred by them in connection with any claim made against them or any action, suit or proceeding to which they may be a party by reason of their being or having been a director or officer. The Company maintains officer’s and director’s liability insurance coverage. There can be no assurance that such insurance will be available in the future, or that if available, it will be available on terms that are acceptable to the Company. Furthermore, there can be no assurance that the insurance coverage provided will be sufficient to cover the amount of any judgment awarded against an officer or director (either individually or in the aggregate). Consequently, if such judgment exceeds the coverage under the policy, the Company may be forced to pay such difference.

The Company enters into indemnification agreements with each of its executive officers and directors containing provisions that may require the Company, among other things, to indemnify them against certain liabilities that may arise by reason of their status or service as officers or directors (other than liabilities arising from willful misconduct of a culpable nature) and to advance their expenses incurred as a result of any proceeding against them as to which they could be indemnified. Management believes that such indemnification provisions and agreements are necessary to attract and retain qualified persons as directors and executive officers.

The Company does not expect to pay dividends for the foreseeable future.

For the foreseeable future, the Company intends to retain any earnings to finance its business requirements, and it does not anticipate paying any cash dividends on its common stock or Class B stock. Any future determination to pay dividends will be at the discretion of the Company’s Board of Directors and will be dependent upon then existing conditions, including the financial condition and results of operations, capital requirements, contractual restrictions, business prospects, and other factors that the Board of Directors considers relevant.

Competition could reduce revenue from the Company’s products and services and cause it to lose market share.

The Company currently faces strong competition in product performance, price and service. Some of the Company’s national competitors have greater financial, product development and marketing resources than the Company. If competition in the Company’s industry intensifies or if the current competitors enhance their products or lower their prices for competing products, the Company may lose sales or be required to lower the prices it charges for its products. This may reduce revenues from the Company’s products and services, lower its gross margins or cause it to lose market share.

The Company’s quarterly operating results are likely to fluctuate, which may decrease its stock price.

The Company’s quarterly revenues, expenses and operating results have varied significantly in the past and are likely to vary significantly from quarter to quarter in the future. As a result, the Company’s operating results may fall below the expectations of securities analysts and investors in some quarters, which could result in a decrease in the market price of its common stock. The reasons the Company’s quarterly results may fluctuate include:

•	General competitive and economic conditions

•	Delays in, or uneven timing in, delivery of customer orders

•	The seasonal nature of the industry

•	The introduction of new products by the Company or its competitors

•	Product supply shortages, and

•	Reduced demand due to adverse weather conditions.

Period-to-period comparisons of such items should not be relied on as indications of future performance.

The Company’s stock has been, and likely will continue to be, subject to substantial price and volume fluctuations due to a number of factors, many of which will be beyond the Company’s control.

In recent years, the stock market in general and the market for the Company’s common stock has experienced extreme price fluctuations. The market price of the Company’s common stock may be significantly affected by various factors such as:

•	Quarterly variations in operating results

•	Changes in revenue growth rates as a whole or for specific geographic areas or products

•	Changes in earning estimates by market analysts

•	The announcement of new products or product enhancements by the Company or its competitors

•	Speculation in the press or analyst community, and

•	General market conditions or market conditions specific to particular industries.

The market price of the Company’s common stock may experience significant fluctuations in the future.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None.

ITEM 2.	PROPERTIES

The following table lists the operating properties owned by the Company as of September 30, 2009:

Location	Owned Acreage	Building Square Footage	Principal Function
Marquette, Iowa	72.0	137,000	Offices and manufacturing

Orlando, Florida	27.0	215,000	Corporate offices and manufacturing

Billingshurst, West Sussex, England	1.2	5,000	Offices

These properties are owned and pledged as security under the Company’s credit agreement with PNC Bank (see Note 4 to the Consolidated Financial Statements)

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

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters submitted during the fourth quarter of this fiscal year to a vote of security holders.

PART II

ITEM 5.	MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER’S PURCHASES OF EQUITY SECURITIES

The Company’s stock has been traded on the NASDAQ Global Market under the symbol “GENC” since December 20, 2007.

Following are the high and low closing prices for the Company’s common stock for the periods indicated:

2009	HIGH	LOW

First Quarter	$8.73	$4.81

Second Quarter	$8.44	$5.60

Third Quarter	$8.70	$6.25

Fourth Quarter	$8.70	$6.05

2008	HIGH	LOW

First Quarter	$10.50	$8.50

Second Quarter	$20.97	$9.46

Third Quarter	$32.88	$10.38

Fourth Quarter	$15.80	$7.83

As of September 30, 2009, there were 294 holders of common stock of record and six holders of Class B Stock of record. The Company has not paid any dividends during the last two fiscal years and there is no intention to pay cash dividends in the foreseeable future.

EQUITY COMPENSATION PLANS

The following table includes information about the Company’s common stock that may be issued upon exercise of options, warrants and rights under all of the existing equity compensation plans and arrangements previously approved by security holders as of September 30, 2009:

Plan	Number of Securities to be Issued upon Exercise of Outstanding Options, Warrants and Rights (a)	Weighted-average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance under Equity Compensation Plans (excluding securities reflected in column (a))
1997 Stock Option Plan	27,500	$9.32	—
2009 Incentive Compensation Plan	—	—	960,000

COMPARATIVE 5 YEAR CUMULATIVE RETURN GRAPH

The following graph sets forth the cumulative total stockholder return (assuming reinvestment of dividends) to the Company’s stockholders during the five-year period ended September 30, 2009, as well as the Wilshire Small Capitalization Index and the Dow Jones Heavy Construction Index. The stock performance assumes $100 was invested on October 1, 2004.

Comparison of Cumulative Total Return among Gencor Industries, Inc., the

Wilshire Small Capitalization Index and the Dow Jones Heavy Construction Index

With Base Year of 2004:	9/30/2004	9/30/2005	9/30/2006	9/30/2007	9/30/2008	9/30/2009

Gencor Industries, Inc.	100.00	93.14	105.71	113.14	92.34	98.29

DJ Heavy Construction Index	100.00	159.25	189.23	381.53	243.77	230.22

Wilshire Small Cap Index	100.00	119.76	122.72	130.02	103.2	99.23

On December 20, 2007, the Company’s stock was available for trading on the NASDAQ Global Market under the symbol “GENC”.

ITEM 6.	SELECTED FINANCIAL DATA

	Years Ended September 30
	2009	2008	2007	2006	2005
	(in thousands, except per share data)

Net revenue	$56,789	$88,343	$75,286	$67,107	$48,140

Operating income (loss)	$(4,769)	$6,848	$6,333	$1,359	$(1,258)

Net Income (Loss)	$(2,551)	$15,247	$18,495	$11,587	$31,307

Per share data:
Basic:
Net Income (Loss)	$(0.27)	$1.59	$1.91	$1.17	$3.50

Diluted:
Net Income (Loss)	$(0.27)	$1.59	$1.91	$1.17	$3.29

Cash dividends declared per common share	$—	$—	$—	$—	$—

Selected balance sheet data:
	September 30,
	2009	2008	2007	2006	2005
Current assets	$96,950	$105,216	$96,392	$67,634	$63,745
Current liabilities	$6,851	$12,807	$14,048	$11,888	$10,361
Total assets	$105,601	$114,217	$104,227	$80,974	$78,010
Long-term debt, less current maturities	$—	$—	$—	$—	$—
Shareholders’ equity	$96,297	$99,015	$83,781	$63,043	$51,435

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

“Forward-Looking” Information

This Form 10-K contains certain “forward-looking statements” within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), which represent the Company’s expectations and beliefs, including, but not limited to, statements concerning gross margins, sales of the Company’s products and future financing plans, income from investees and litigation. These statements by their nature involve substantial risks and uncertainties, certain of which are beyond the Company’s control. Actual results may differ materially depending on a variety of important factors, including the financial condition of the Company’s customers, changes in the economic and competitive environments, the performance of the investment portfolio and the demand for the Company’s products.

For information concerning these factors and related matters, see “Risk Factors” in Part I, Item 1A in this Report. However, other factors besides those referenced could adversely affect the Company’s results, and you should not consider any such list of factors to be a complete set of all potential risks or uncertainties. Any forward-looking statements made by the Company herein speak as of the date of this Report. The Company does not undertake to update any forward-looking statement, except as required by law.

Overview

Gencor Industries, Inc., (the “Company”) is a leading manufacturer of heavy machinery used in the production of highway construction materials, synthetic fuels, and environmental control equipment. The Company’s core products include asphalt plants, combustion systems and fluid heat transfer systems. The Company’s products are manufactured in two facilities in the United States.

Because the Company’s products are sold primarily to the highway construction industry, the business is seasonal in nature. Traditionally, the Company’s customers do not purchase new equipment for shipment during the summer and fall months to avoid disrupting their peak season for highway construction and repair work. The majority of orders for the Company’s products are thus received between October and February, with a significant volume of shipments occurring prior to May. The principal factors driving demand for the Company’s products are the overall economic conditions, the level of government funding for domestic highway construction and repair, infrastructure development in emerging economies, the need for spare parts, fluctuations in the price of crude oil (liquid asphalt as well as fuel costs), and a trend towards larger plants resulting from industry consolidation.

In August 2005, the federal government passed the Safe, Accountable, Flexible and Efficient Transportation Equity Act—A Legacy for Users (“SAFETEA-LU”). This bill appropriated a multi-year guaranteed funding of $286.5 billion for federal highway, transit and safety programs that expired on September 30, 2009. On February 17, 2009, President Obama signed into law the American Recovery and Reinvestment Act of 2009, which included approximately $27.5 billion for highway and bridge construction activities. The Company believes that its customers are waiting on the states to move forward with the projects as their purchasing decisions are significantly influenced by the federal government’s legislation on federal road building funding. Any new funding will have a positive impact on the Company’s financial performance although the magnitude of that improvement cannot be determined. The reduction in sales of the Company’s larger equipment has resulted in part in an increase in sales of components, aftermarket parts, and ancillary services in fiscal 2009 as many customers are choosing to maintain versus replace or upgrade their equipment.

In January 2009, the Canadian government announced its economic action plan to stimulate economic growth which included a $12 billion two year investment in new infrastructure including roads, bridges and other infrastructure. The Company believes that certain programs associated with this funding will have a positive impact on its financial performance although the magnitude of that impact cannot be determined.

Economic downturns like the one currently being experienced generally result in reduced purchasing within the Company’s served markets and thus have a direct impact on sales and tend to increase the pricing pressures on the Company’s products resulting in lower pricing and margins. The Company’s typical sales of asphalt plants are in the $2 to $4 million range and may require the Company’s customers obtain some sort of financing. The current state of the financial industry, the tightening of the credit markets and the higher interest rates, have had an adverse impact on the Company’s customers’ attitudes toward purchasing new equipment. On the positive side, the reduced value of the US dollar has resulted in more interest from international customers.

In addition to government funding and the overall economic conditions, fluctuations in the price of oil, which is a major component of asphalt mix, may affect the Company’s financial performance. An increase in the price of oil increases the cost of manufacturing asphalt and could therefore decrease demand for asphalt and certain of the Company’s products. The Company does not currently foresee the fluctuations in oil prices having a significant impact on its financial performance.

Steel is a major component used in manufacturing the Company’s equipment. Steel prices were at historically high levels during 2008 and the Company increased sales prices during 2008 to offset the rising steel costs. During the fourth quarter of 2008, steel prices retreated sharply from their 2008 highs and continued the downward trend through the first half of 2009. Moderate increases have occurred during the past several months and are expected to continue for the remainder of 2009. In the current economy and competitive environment, the Company does not expect to be able to raise prices to cover the increasing costs of steel and its financial results could be negatively affected.

For the long term, the Company believes the strategy of continuing to invest heavily in product engineering and development and its focus on delivering a high-quality product and superior service will strengthen the Company’s market position when demand for capital equipment rebounds. In response to the short-term outlook, the Company has taken aggressive actions to conserve cash, right size its operations and cost structure, and will continue to do so based on its forecasts. These actions included adjustments to workforce and staffing, reduced purchases of raw materials and reductions in selling, general, and administrative expenses. The Company continues to review its internal processes to identify efficiencies and cost reductions and will continue scrutinizing its relationships with external suppliers to ensure the Company is achieving the highest-quality products and services at the most competitive cost.

Results of Operations

Year ended September 30, 2009 compared with the year ended September 30, 2008

Net revenues for the years ended September 30, 2009 and 2008 were $56.8 million and $88.3 million, respectively, a $31.5 million decrease (36%) over the previous year. Domestic revenues during this period for 2009 and 2008 were $55.7 million and $85.6 million, respectively. This decrease was primarily due to the recessionary economy and tightening of credit availability which resulted in lower unit sales and decreased unit selling prices. The Company’s revenues are concentrated in the asphalt-related business and are subject to a seasonal slow-down during the third and fourth quarters of the calendar year. The Company cannot predict what impact the current recession will have on future earnings.

Gross margin for fiscal 2009 was $9.2 million versus $21.2 million in 2008 and as a percent of net revenues was 16.3% in 2009 and 23.9% for 2008. Overall, the decreases in gross profit margin were due primarily to decreases in revenues with less than a proportionate decrease in existing cost structures. Margins were positively impacted by $1.1 million reduction in LIFO reserves in 2009 but negatively affected by $.6 million increase in LIFO reserves in 2008.

Product engineering and development costs were down slightly. Selling and administrative expenses decreased $.8 million to $10.7 million during 2009 due primarily to the decreases in personnel, deferral or cancellation of discretionary expenses, and also decreases in commissions associated with decreases in revenue versus comparable periods.

2009 had an operating loss of $4.8 million versus operating income of $6.8 million in 2008. Operating income decreased as a result of reduced revenues and related reduction in overhead absorption. The 2009 operating loss also includes a $0.6 million loss related to the sale of the UK operations.

Included in other income for the year ended September 30, 2008 was the receipt of $4.1 million in resolution of an outstanding claim against a former service provider less related legal costs of $.7 million.

During the year ended September 30, 2009, the Company transferred a net $4.0 million from its operating cash accounts to its investment portfolio. As of September 30, 2009 and 2008, the cost basis of the investment portfolio was $56.6 million and $54.7 million, respectively. For the year ended September 30, 2009, net investment interest and dividend income (“Investment Income”) was $2.2 million versus Investment Income of $1.8 million in 2008. The net realized and unrealized losses on marketable securities were $2.5 million in 2009 and $3.5 million in 2008. Total cash and investment balance at September 30, 2009 was $61.2 million compared to the September 30, 2008 cash and investment balance of $58 million.

The Company recognized income from Investees of $48,000 for the year ended September 30, 2009 and $15.6 million in the year ended September 30, 2008. See Part 1, Item 1 of this Report.

The effective income tax rate for 2009 was a benefit of 50.1% compared to an income tax rate of 37% for 2008. The change in the effective tax rate between years is mainly due to operating losses incurred during 2009 versus profit in 2008, and the effect of tax exempt interest income (see Note 6 to Consolidated Financial Statements).

Year ended September 30, 2008 compared with the year ended September 30, 2007

Net revenues for the years ended September 30, 2008 and 2007 were $88.3 million and $75.3 million, respectively, this represents a $13 million increase (17%) over the previous year. Domestic revenues during this period for 2008 and 2007 were $85.6 million and $72.4 million, respectively. Domestic revenues were higher than the prior year due to the general improvement in the road-building industry resulting in higher unit volumes. Infrastructure spending remained strong through fiscal 2008. Foreign revenues decreased by $.1 million. The backlog was $16 million at September 30, 2008 compared to a backlog of $24.5 million at September 30, 2007.

Gross margin for fiscal 2008 was $1.3 million higher than fiscal 2007 and as a percent of net revenues was 23.9% in 2008 and 26.4% of revenues for 2007. The margin for the year was adversely impacted by higher raw material costs, primarily significant increase in steel prices and high energy costs. Domestic margins were negatively affected by $.6 million and $.7 million, respectively for 2008 and 2007 due to an increase in the LIFO reserve.

Product engineering and development costs increased $.2 million due to hiring of additional engineers. Selling and administrative expenses increased $.5 million during 2008 due to higher commissions and payroll costs resulting from the higher sales volume, partially offset by lower legal costs.

Operating income was $6.8 million in 2008 compared to $4.7 million in 2007. Operating income increased as a result of increased domestic business. 2007 included a loss on sale of assets of $1.6 million.

Miscellaneous Income in 2008 includes $3.4 million from a favorable legal settlement from a former service provider.

For the year ended September 30, 2008, Investment Income was $1.8 million versus Investment Income of $0.7 million in 2007. The net realized and unrealized losses on marketable securities were $3.5 million in 2008 versus a gain of $5.3 million in 2007. Total cash and investment balance at September 30, 2008 was $58 million compared to September 30, 2007 cash and investment balance of $55 million.

The Company recognized income from Investees of $ $15.6 million in 2008 and $19.9 million in 2007 (see Part 1, Item 1 of this Report).

The effective income tax rate for 2008 was 37% compared to 39.5% for 2007. The decrease in the effective tax rate between years is mainly due to losses in 2007 from foreign operations for which no tax benefit was recognized (see Note 6 to Consolidated Financial Statements).

Liquidity and Capital Resources

The Company generates capital resources primarily through operations. For the years ended September 30, 2008 and 2007, the Company received $15.6 million and $19.9 million, respectively, in cash distributions from Investees. During fiscal 2009, the Company received cash distributions from Investees of $48,000. The Company does not expect to receive any significant distributions from Investees in subsequent periods.

The Company has maintained a Revolving Credit and Security Agreement (“Credit Agreement”) with PNC Bank, N.A. The Credit Agreement originally established a three year revolving $20 million credit facility (“Credit Facility”) and was renewed through July 31, 2009. The Credit Facility provided for advances based on accounts receivable, inventory, and real estate. The facility included a $2 million limit on letters of credit. The interest rate at September 30, 2009, is at LIBOR plus 2.00% and subject to change based upon the fixed charge coverage ratio. The Company was required to maintain a fixed charge coverage ratio of 1.1:1. There were no required repayments as long as there were no defaults and there was adequate eligible collateral. Substantially all of the Company’s assets were pledged as security under the Credit Agreement.

The Company amended the Credit Agreement on July 23, 2009 (the “Third Amendment”). The Credit Agreement was set to expire on July 31, 2009, and rather than let it expire, the Company elected to amend the agreement and reduce the amount of the Credit Facility from $20 million to $1.5 million. The Credit Facility also includes a $1.285 million limit on letters of credit, which is reduced from the original $2 million limit. The Company elected to reduce its Credit Facility because it believed the higher amount associated with the original line was not needed. The Company is currently evaluating other options for a new revolving credit facility. Pursuant to the Third Amendment, the Company’s Credit Facility shall continue until April 30, 2010, unless terminated sooner. Under the Third Amendment, substantially all representations, warranties, covenants, rights, duties and obligations set forth in the original agreement continue to apply.

The Company had no long term debt outstanding at September 30, 2009 or 2008. At September 30, 2009, the Company had $0.9 million of letters of credit outstanding.

As of September 30, 2009, the Company had $3.7 million in cash and cash equivalents, and $57.5 million in marketable securities. The marketable securities are invested through a professional investment advisor. The securities may be liquidated at any time into cash and cash equivalents.

The Company’s backlog was at $4.2 million at September 30, 2009 versus $16.0 million at September 30, 2008. Orders have reduced significantly as a result of the recession and credit tightening during the Company’s fiscal 2009.

In terms of working capital (defined as current assets less current liabilities), the Company’s balance of $90.1 million for the year ended September 30, 2009, was $2.3 million lower than its working capital balance of $92.4 million at September 30, 2008. The reductions in accounts receivable ($1.8 million), estimated revenues in excess of customer deposits ($4.4 million), inventory ($3.8 million), accounts payable ($2.1 million) and customer deposits ($0.9 million) were all driven by the lower operating results from the recessionary economy.

Cash provided by operations during the year ended September 30, 2009 was $0.6 million. Cash used for investing activities during the year ended September 30, 2009 was $0.6 million. The Company historically operated a manufacturing facility and sales office in the United Kingdom. The revenues of the UK operations have been insignificant to the Company’s financial results. In June 2009, the Company sold its UK operations for $0.6 million (not including transaction costs of $22,000) and recognized a loss of $0.6 million. The Company retained ownership of the land and building, the brand name (“General Combustion”), and the associated intellectual property (e.g., engineering drawings).

In terms of financing activities, there were no cash disbursements or receipts during the year ended September 30, 2009.

Critical Accounting Policies, Estimates and Assumptions

The Company believes the following discussion addresses its most critical accounting policies, which are those that are most important to the portrayal of the Company’s financial condition and results of operations and require management’s most difficult, subjective, or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain. Accounting policies, in addition to the critical accounting policies referenced below, are presented in Note 1 to the Consolidated Financial Statements, “Accounting Policies.”

Estimates and Assumptions

In preparing the Consolidated Financial Statements, the Company uses certain estimates and assumptions that may affect reported amounts and disclosures. Estimates and assumptions are used, among other places, when accounting for certain revenue (e.g. contract accounting), expense, and asset and liability valuations. The Company believes that the estimates and assumptions made in preparing the Consolidated Financial Statements are reasonable, but are inherently uncertain and unpredictable. Assumptions may be incomplete or inaccurate and unanticipated events may occur. The Company is subject to risks and uncertainties that may cause actual results to differ from estimated results.

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

Investment in Unconsolidated Investees

As of September 30, 2009, 2008, and 2007, the Company owns a 45% interest in Carbontronics LLC and a 25% interest in Carbontronics Fuels LLC and Carbontronics II LLC. These interests were obtained as part of contracts to build four synthetic fuel production plants during 1998. The Company has no basis in these equity investments or requirement to provide future funding. Any income arising from these investments is dependent upon tax credits (adjusted for operating losses at the fuel plants) being generated as a result of synthetic fuel production, which will be recorded as received (see Part 1, Item 1 of this Report).

Inflation

The overall effects of inflation on the Company’s business during the periods discussed have not been significant. The Company monitors the prices it charges for its products and services on an ongoing basis and believes that it will be able to adjust those prices to take into account future changes in the rate of inflation.

Contractual Obligations

The following table summarizes the outstanding borrowings and long-term contractual obligations at September 30, 2009:

	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
Long-term debt	$—	$—	$—	$—	$—
Operating leases	126,000	59,000	67,000	—	—

Total	$126,000	$59,000	$67,000	$—	$—

The long-term debt facility matures in April 2010. The Company also has $.9 million of letters of credit outstanding. The letters of credit are typically for one year and are renewed annually.

Off-Balance Sheet Arrangements

None

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company operates manufacturing facilities and sales offices principally located in the United States and, until June 2009, the United Kingdom. The Company is subject to business risks inherent in non-U.S. activities, including political and economic uncertainty, import and export limitations, and market risk related to changes in interest rates and foreign currency exchange rates. Periodically, the Company will use derivative financial instruments consisting primarily of interest rate hedge agreements to manage exposures to interest rate changes. The Company’s objective in managing its exposure to changes in interest rates on its variable rate debt is to limit their impact on earnings and cash flow and reduce its overall borrowing costs.

At September 30, 2009 and 2008 the Company had no debt outstanding. Under the Credit Agreement, substantially all of the Company’s borrowings will bear interest at variable rates based upon the prime rate or LIBOR.

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

In order to ensure that the Company’s internal control over financial reporting is effective, management regularly assesses such controls and did so most recently as of September 30, 2009. This assessment was based on criteria for effective internal control over financial reporting described in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management believes the Company maintained effective internal control over financial reporting as of September 30, 2009. Moore Stephen Lovelace, P. A., the Company’s independent registered public accounting firm, has issued an attestation report on the Company’s internal control over financial reporting as of September 30, 2009.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors of Gencor Industries, Inc.:

We have audited the accompanying consolidated balance sheets of Gencor Industries, Inc. and subsidiaries as of September 30, 2009 and 2008, and the related consolidated statements of operations, stockholders’ equity and comprehensive income (loss), and cash flows for each of the years in the three-year period ended September 30, 2009. We also have audited Gencor’s internal control over financial reporting as of September 30, 2009, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Gencor’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying financial report. Our responsibility is to express an opinion on these financial statements and an opinion on the company’s internal control over financial reporting based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Gencor Industries, Inc. as of September 30, 2009 and 2008, and the consolidated results of its operations, changes in shareholders’ equity and its cash flows for each of the years in the three-year period ended September 30, 2009, in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, Gencor Industries, Inc. maintained, in all material respects, effective internal control over financial reporting as of September 30, 2009, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

MOORE STEPHENS LOVELACE, P.A.

Certified Public Accountants

Orlando, Florida

December 28, 2009

Part I. Financial Information

GENCOR INDUSTRIES, INC.

Consolidated Balance Sheets

(In thousands, except per share data)

	September 30 2009	September 30 2008
ASSETS
Current assets:
Cash and cash equivalents	$3,677	$4,068
Marketable securities at fair value (Cost $56,651 at September 30, 2009 and $54,747 at September 30, 2008)	57,530	53,976
Account receivable, less allowance for doubtful accounts of $2,458 and $1,927 at September 30, 2009 and 2008, respectively	5,681	7,527
Costs and estimated earnings in excess of billings	4,530	8,957
Inventories, net	22,240	26,087
Deferred income taxes	1,738	1,198
Prepaid expenses	1,554	3,403

Total current assets	96,950	105,216

Property and equipment, net	8,207	8,817
Other assets	444	184

Total assets	$105,601	$114,217

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Account payable	$2,342	$4,442
Customer deposits	786	1,712
Deferred income taxes	1,144	3,152
Accrued expenses	2,579	3,501

Total current liabilities	6,851	12,807

Deferred income taxes	2,453	2,395

Total liabilities	9,304	15,202

Commitments and contingencies
Shareholder’s equity:
Preferred stock, par value $.10 share; authorized 300,000 shares; none issued	—	—
Common stock, par value $.10 per share; 15,000,000 shares authorized; 8,079,872 shares issued at September 30, 2009 and 2008	808	808
Class B Stock, par value $.10 per share; 6,000,000 shares authorized; 1,532,998 shares issued at September 30, 2009 and 2008	153	153
Unearned compensation	—	—
Capital in excess of par value	10,542	10,542
Retained earnings	84,794	87,383
Accumulated other comprehensive income (loss)	—	129

Total shareholder’s equity	96,297	99,015

Total Liabilities and Shareholder’s Equity	$105,601	$114,217

See accompanying Notes to Consolidated Financial Statements

GENCOR INDUSTRIES, INC.

Consolidated Statements of Operations

(In thousands, except per share data)

	For the Years Ended September 30,
	2009	2008	2007
Net revenue	$56,789	$88,343	$75,286

Cost and expense:
Production costs	47,541	67,187	55,436
Product engineering and development	2,718	2,794	2,567
Selling, general and administrative	10,739	11,514	10,950
Loss on sale of assets	560	—	1,633

	61,558	81,495	70,586

Operating income (loss)	(4,769)	6,848	4,700

Other income (expenses):
Interest and dividend income, net of fees	2,155	1,822	697
Interest expense	(50)	(37)	(48)
Income from investees	48	15,624	19,937
Realized and unrealized gains (losses) on marketable securities	(2,493)	(3,472)	5,293
Other	(4)	3,421	6

	(344)	17,358	25,885

Income (loss) before income taxes	(5,113)	24,206	30,585
Income tax expense (benefit)	(2,562)	8,959	12,090

Net income (loss)	$(2,551)	$15,247	$18,495

Basic earnings (loss) per commons share:
Net income (loss)	$(0.27)	$1.59	$1.91

Diluted earnings (loss) per common share:
Net income (loss)	$(0.27)	$1.59	$1.91

See accompanying Notes to Consolidated Financial Statements

GENCOR INDUSTRIES, INC.

Consolidated Statements of Shareholders’ Equity

For the Years Ended September 30, 2009, 2008 and 2007

(in thousands except shares)

	Common Stock		Class B Stock		Unearned Compensation	Capital in Excess of Par Value	Retained Earnings	Comprehensive Income (Loss)	Accumulated Other Comprehensive Income (Loss)	Total Shareholders’ Equity
	Shares	Amount	Shares	Amount
September 30, 2006	8,302	$830	1,643	$164	$(270)	$10,273	$53,641		$(1,595)	$63,043
Net income							18,495	$18,495		18,495
Amortization					135					135
Stock retired	(335)	(33)				247				214
Disposal of foreign assets									1.905	1,905
Translation adjustment								(11)	(11)	(11)
Comprehensive income								$18,484

September 30, 2007	7,967	$797	1,643	$164	$(135)	$10,520	$72,136		$299	$83,781
Net income							15,247	$15,247		15,247
Stock options exercise	3	—				22				22
Amortization					135					135
Conversion of Class B stock	110	11	(110)	(11)						—
Translation adjustment								(170)	(170)	(170)
Comprehensive income								$15,077

September 30, 2008	8,080	$808	1,533	$153	$—	$10,542	$87,383		$129	$99,015
Net (loss)							(2,551)	$(2,551)		(2,551)
Translation adjustment							(38)	(129)	(129)	(167)
Comprehensive (loss)								$(2,680)

September 30, 2009	8,080	$808	1,533	$153	$—	$10,542	$84,794		$—	$96,297

See accompanying Notes to Consolidated Financial Statements.

GENCOR INDUSTRIES, INC.

Consolidated Statements of Cash Flows

(In thousands, except per share data)

	For the Years Ended September 30,
	2009	2008	2007

Cash flows from operations:
Net income (loss)	$(2,551)	$15,247	$18,495
Adjustments to reconcile net income (loss) to cash provided (used) by operations:
Purchase of marketable securities	(60,571)	(62,956)	(97,671)
Proceeds from sale and maturity of marketable securities	54,516	54,794	87,121
Change in value of marketable securities	2,501	5,966	(5,281)
Deferred income taxes	(2,490)	(6,123)	2,714
Depreciation and amortization	899	948	932
Income from investees	(48)	(15,624)	(19,937)
Provision for doubtful accounts	1,163	410	360
Loss on sale of assets	560	—	1,633
Change in assets and liabilities:
Accounts receivable	122	(3,367)	520
Costs and estimated earnings in excess of billings	4,427	(1,896)	(3,203)
Inventories	3,838	1,546	(8,531)
Unearned compensation	—	135	135
Prepaid expenses	1,823	634	(63)
Account payable	(2,020)	310	(1,490)
Customer deposits	(771)	298	577
Accrued expenses and other	(839)	(3,341)	1,301

Total adjustments	3,110	(28,266)	(40,883)

Cash flows provided (used) by operations	559	(13,019)	(22,388)

Cash flows provided (used) by investing activities:
Distributions from unconsolidated investees	48	15,624	19,937
Capital expenditures	(320)	(2,096)	(637)
Proceeds from sale of UK operations, net of cash disposed	(345)	—	—
Proceeds from sale of assets held for sale	—	—	5,481

Cash flows provided (used) by investing activities	(617)	13,528	24,781

Cash flows provided by financing activities:
Stock transactions	—	22	214

Cash flows provided by financing activities	—	22	214

Effect of exchange rate changes on cash	(333)	(170)	(10)

Net increase (decrease) in cash	(391)	361	2,597
Cash and cash equivalents at:
Beginning of period	4,068	3,707	1,110

End of period	$3,677	$4,068	$3,707

See accompanying Notes to Consolidated Financial Statements

GENCOR INDUSTRIES, INC

Notes to Consolidated Financial Statements

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

New Accounting Pronouncements and Policies

Other than as described below, no new accounting pronouncement issued or effective during the fiscal year has had or is expected to have a material impact on the Company’s Consolidated Financial Statements.

In June 2009, the Financial Accounting Standards Board (FASB) issued SFAS No. 168, The FASB Accounting Standards Codification and Hierarchy of Generally Accepted Accounting Principles, guidance codifying generally accepted accounting principles in the United States (GAAP). While the guidance was not intended to change GAAP, it did change the way the Company references authoritative literature. The Company has adopted this authoritative guidance during the third quarter of fiscal 2009.

In May 2009, the FASB issued SFAS No. 165, Subsequent Events (“SFAS 165”), which provides guidance to establish general standards of accounting for and disclosures of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. The Company adopted SFAS 165 in the third quarter of fiscal 2009. The adoption of SFAS 165 did not have any impact on the Company’s Consolidated Financial Statements.

In April 2009, the FASB issued FSP FAS No. 107-1 and APB No. 28-1, Interim Disclosures about Fair Value of Financial Instruments (“FSP FAS 107-1 and APB 28-1”). FSP FAS 107-1 and APB 28-1 require additional disclosures about the fair value of financial instruments for interim reporting periods of publicly traded companies. The Company adopted FSP FAS 107-1 and APB 28-1 in the third quarter of fiscal 2009. The adoption of FSP FAS No. 107-1 and APB No. 28-1 did not have any impact on the Company’s Consolidated Financial Statements.

In April 2009, the FASB issued FSP FAS No. 115-2 and FAS No. 124-2, Recognition and Presentation of Other-Than-Temporary Investments (“FSP FAS 115-2 and 124-2”). FSP FAS 115-2 and 124-2 amends the other-than-temporary impairment guidance for debt securities. Under FSP FAS 115-2 and 124-2, the pre-existing “intent and ability” trigger was modified such that an other-than-temporary impairment is now triggered when there is intent to sell the security, it is more likely than not that the security will be required to be sold before recovery in value, or the security is not expected to recover the entire amortized cost basis of the security (“credit related loss”). Credit related losses on debt securities will be considered an other-than-temporary impairment recognized in earnings, and any other losses due to a decline in fair value relative to the amortized cost deemed not to be other-than-temporary will be recorded in other comprehensive income. The Company adopted FSP FAS 115-2 and 124-2 in the fourth quarter of fiscal 2009. The adoption of FSP FAS 115-2 and 124-2 did not have a material impact on the Company’s Consolidated Financial Statements.

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

Earnings (Loss) per Share

The financial statements include basic and diluted per share information. Basic earnings (loss) per share are based on the weighted average number of shares outstanding. Diluted earnings (loss) per share are based on the sum of the weighted average number of shares outstanding plus common share equivalents.

The following presents the calculation of the basic and diluted income (loss) per share from for the years ended September 30, 2009, 2008 and 2007 (in thousands except per share data):

	2009			2008			2007
	Net (Loss)	Shares	Per Share Amount	Net Income	Shares	Per Share Amount	Net Income	Shares	Per Share Amount

Basic EPS	$(2,551)	9,613	$(0.27)	$15,247	9,611	$1.59	$18,495	9,708	$1.91

Diluted EPS	$(2,551)	9,613	$(0.27)	$15,247	9,618	$1.59	$18,495	9,710	$1.91

Cash Equivalents

Cash equivalents, may consist of short-term certificates of deposit and deposits in money market accounts with original maturities of three months or less.

Marketable Securities

Marketable debt and equity securities are categorized as trading securities and stated at fair value. Fair value is determined using the quoted closing or latest bid prices. Realized gains and losses on investment transactions are determined by specific identification and are recognized as incurred in the statement of operations. Net unrealized gains and losses are reported in the statement of operations and represent the change in the fair value of investment holdings during the period. At September 30, 2009, marketable securities consisted of $49.4 million in municipal bonds, $7.1 million in equity stocks and $1.0 million in cash equivalents. At September 30, 2008 marketable securities consisted of $44.8 million in municipal bonds and $9.2 million in equity stocks.

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

If available, quoted market prices are used to value investments. Municipal bonds and equity securities are valued at the closing price reported by the most active market on which the individual securities are traded (Level 1).

The following tables set forth, by level, within the fair value hierarchy, the Company’s assets measured at fair value as of September 30, 2009:

	Fair Value Measurements (in thousand’s)
	Level 1	Level 2	Level 3	Total
Equities	$7,148	$—	$—	$7,148
Municipal Bonds	49,432	—	—	49,432
Cash Equivalents	950	—	—	950

	$57,530	$—	$—	$57,530

The carrying amounts of cash and cash equivalents, accounts receivable and accounts payable approximate fair value because of the short-term nature of these items.

Foreign Currency Translation

Assets and liabilities of the Company’s foreign subsidiaries are translated into U.S. dollars at the applicable rate of exchange in effect at the end of the fiscal year. Revenue and expense accounts are translated at the average rate of exchange during the period and equity accounts are translated at the rate in effect when the transactions giving rise to the balances took place. Gains and losses resulting from translation are included in Accumulated Other Comprehensive Income (Loss). Gains and losses resulting from foreign currency transactions are included in income.

Risk Management

Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash and cash equivalents, marketable securities, and accounts receivable. The Company maintains its cash accounts in various domestic financial institutions. Domestic funds are swept daily into interest-bearing overnight repurchase agreements invested in U.S. government securities. The marketable securities are invested in stocks and municipal bonds through a professional investment advisor. Investment securities are exposed to various risks such as interest rate, market and credit. The Company’s customers are not concentrated in any specific geographic region, but are concentrated in the road and highway construction industry. The Company extends limited credit to its customers based upon their creditworthiness and generally requires a significant up-front deposit before beginning construction and full payment subject to hold-back provisions, prior to shipment on asphalt plant orders. The Company establishes an allowance for doubtful accounts based upon the credit risk of specific customers, historical trends and other pertinent information.

Inventories

Inventories are stated at the lower of cost or market. The Company uses the last-in, first-out (LIFO) method of determining cost for substantially all inventories. All other inventories are accounted for using the first-in, first-out (FIFO) method.

Used equipment, acquired by the Company by trade-in from customers acquiring new equipment, is carried at the lower of cost or estimated net realizable value.

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

Investment in Unconsolidated Investees

The Company owns a 45% interest in Carbontronics LLC and a 25% interest in Carbontronics Fuels LLC and Carbontronics II, LLC. These interests were earned as part of value of risk on contracts to build four synthetic fuel production plants during 1998. The Company has no basis in these equity investments or requirement to provide future funding. The operations of Carbontronics LLC consist of the receipt of contingent payments from the sales of the plants and the distribution thereof to its members. Carbontronics LLC has no other significant operations or assets. The operations of Carbontronics II, LLC consist of the receipt of royalty payments from the plants and the distribution thereof to its members. Carbontronics II, LLC has no other significant operations or assets. Any income arising from these investments is dependent upon tax credits (adjusted for operating losses at the fuel plants) being generated as a result of synthetic fuel production, which is recorded as received. The Company received $48,000, $15.6 million and $19.9 million during the fiscal years ended 2009, 2008 and 2007, respectively. These distributions are subject to state and Federal income taxes.

The existing tax credit legislation expired at the end of calendar year 2007. Consequently, the four synthetic fuel plants were decommissioned. They were sold or transferred to site owners in exchange for a release of all contracted liabilities related to the removal of plants from the sites. The administrative partner informed the Company that there were no operations in calendar 2009 or 2008 and almost all of the partnership affairs were finalized in 2008. It is not possible to predict the amount, if any, of final distributions from the partnerships upon the final disposition and winding-up of operations.

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

Shipping and Handling Costs

Shipping and handling costs are included in production costs in the Consolidated Statements of Operations.

Other

Other income in 2008 includes a $3.4 million, net of legal expenses, favorable legal settlement from a former service provider.

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

Accounting for Stock-Based Compensation

On September 28, 2006, the Company granted 30,000 options at market price to certain officers and directors of the Company. The fair value is estimated on grant date using the Black-Scholes options pricing model. Volatility was based on historical activity and the term was estimated based on the life of the option and the vesting period. As a result, $270,000 of unearned compensation was recorded at September 30, 2006 and was charged to operating expense over the vesting period of two years.

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

Reporting Segments

Information concerning principal geographic areas is as follows (in thousands):

	2009		2008		2007
	Revenues	Long-Term Assets	Revenues	Long-Term Assets	Revenues	Long-Term Assets
United States	$55,660	$8,651	$85,589	$8,685	$72,394	$7,471
United Kingdom	1,129	—	2,754	316	2,892	364

Total	$56,789	$8,651	$88,343	$9,001	$75,286	$7,835

Revenues are attributed to geographic areas based on the location of the assets producing the revenues.

Reclassifications

Certain reclassifications have been made to the Consolidated Financial Statements. To maintain comparability among the periods presented, the Company has revised the presentation of certain prior period amounts reported within the Consolidated Financial Statements. These reclassifications had no impact on previously reported net income (loss).

Subsequent Events

For the fiscal year ended September 30, 2009, the Company has evaluated subsequent events for potential recognition and disclosure through December 28, 2009, the date of financial statement issuance.

NOTE 2 – INVENTORIES, NET

Inventories, net at September 30 consist of the following (in thousands):

	2009	2008
Raw materials	$13,063	$17,684
Work in process	2,829	3,545
Finished goods	5,858	3,738
Used equipment	490	1,120

	$22,240	$26,087

At September 30, 2009 and 2008, cost is determined by the last-in, first-out (“LIFO”) method for inventories. The estimated current cost of inventories exceeded their LIFO basis by approximately $4,732 and $5,896 respectively.

NOTE 3 – COSTS AND ESTIMATED EARNINGS IN EXCESS OF BILLINGS

Costs and estimated earnings in excess of billings on uncompleted contracts include the following (in thousands):

	2009	2008
Costs incurred on uncompleted contracts	$7,316	$14,908
Estimated earnings	1,839	7,287

	9,155	22,195
Billings to date	4,625	13,238

	$4,530	$8,957

NOTE 4 – PROPERTY AND EQUIPMENT

Property and equipment at September 30 consist of the following (in thousands):

	2009	2008
Land and improvements	$3,540	$3,070
Building and improvements	12,631	12,633
Equipment	9,918	10,351

	26,089	26,054
Less: Accumulated depreciation and amortization	(17,882)	(17,237)

	$8,207	$8,817

Property and equipment includes approximately $8,478 and $8,106 of fully depreciated assets, which remain in service during fiscal 2009 and 2008.

Substantially all of the Company’s property and equipment is pledged as collateral for the Company’s Credit Agreement.

NOTE 5 – ACCRUED EXPENSES

Accrued expenses consist of the following at September 30 (in thousands):

	2009	2008
Payroll and related accruals	$1,291	$1,929
Warranty and related accruals	396	603
Professional fees	108	70
Other	784	899

Total	$2,579	$3,501

NOTE 6 – INCOME TAXES

The provision for income expense (benefit) consists of:

	(in thousands)
	2009	2008	2007
Current:
Federal	$(62)	$14,028	$8,583
State	(10)	1,015	746
Foreign	—	38	47

Total current	(72)	15,081	9,376
Deferred	(2,490)	(6,122)	2,714

Income tax expense (benefit)	$(2,562)	$8,959	$12,090

A reconciliation of the federal statutory tax rate to the total tax provision is a follows:

	2009	2008	2007
Federal income taxes computed at the statutory rate	-34.0%	35.0%	35.0%
State income taxes, net of federal income tax benefit	-3.3%	2.0%	2.4%
Tax exempt interest income	-13.1%	-2.3%	-0.6%
Losses for which no tax benefit has been recognized	—	—	2.5%
Other, net	0.3%	2.3%	0.2%

	-50.1%	37.0%	39.5%

Deferred tax assets at September 30, 2009 and 2008, consist of allowances and reserves that will result in future tax deductions. The Company’s deferred tax liabilities arise primarily from unrealized gains on marketable securities and revenues recognized under percentage of completion accounting for financial reporting purposes that will result in taxable income in future periods,

Accumulated deficits of non-U.S. subsidiaries included in consolidated retained earnings (deficit) amounted to ($479,000) and ($382,000) as of September 30, 2008, and 2007, respectively. The Company follows the policy of indefinitely reinvesting foreign earnings, if any, to expand its international operations. Accordingly, the Company will not provide U.S. income taxes on any future earnings. The Company’s foreign operations in the United Kingdom were sold during 2009.

Total income taxes paid were $7,000, $15,452,000 and $5,436,000 in 2009, 2008, and 2007, respectively.

NOTE 7 – RETIREMENT BENEFITS

401(k) Plan

The Company has a voluntary 401(k) employee benefit plan which covers all eligible domestic employees. The Company makes discretionary matching contributions subject to a maximum level, in accordance with the terms of the plan. The Company charged approximately $136,000, $151,000 and $114,000 to expense under the provisions of the plan during the fiscal years 2009, 2008 and 2007, respectively.

NOTE 8 – LONG-TERM DEBT

On August 1, 2003, the Company entered into a revolving credit and security agreement (“Credit Agreement”) with PNC Bank, N.A. The Credit Agreement established a three year revolving $20 million credit facility (Credit Facility”) and was renewed through July 31, 2009. The Credit Agreement provided for advances based on accounts receivable, inventory and real property. The Credit Agreement also provided for up to $2 million of letters of credit capacity.

The Company amended the Credit Agreement on July 23, 2009 (the “Third Amendment”) by extending its maturity thru April 30, 2010 and reducing the amount available under the Credit Facility from $20 million to $1.5 million. The amended Credit Agreement also reduced the amount available for letters of credit from $2 million to $1.285 million. The Third Amendment provides for substantially the same representations, warranties, covenants, right, duties and obligations as set forth in the original Credit Agreement.

The Company is required to maintain a fixed charge coverage ratio (as defined in the Credit Agreement) of 1.1:1. There are no required repayments as long as there are no defaults under the Credit Agreement and there is adequate eligible collateral. The interest rate at September 30, 2009, was LIBOR plus 2% and is subject to change based upon the fixed charge coverage ratio. Substantially all of the Company’s assets are pledged as security under the Credit Agreement.

At September 30, 2009 and 2008, the Company had no debt outstanding under the Credit Facility. Letters of credit outstanding at September 30, 2009 and September 30, 2008 were $.9 million and $.8 million, respectively.

NOTE 9 – COMMITMENTS AND CONTINGENCIES

Leases

The Company leases certain equipment under non-cancelable operating leases. Future minimum rental commitments under these leases at September 30, 2009 consist of $126,000 due over the next five years.

Total rental expense for the fiscal years ended 2009, 2008 and 2007 was $244,000, $175,000 and $193,000 respectively.

Litigation

The Company has various pending litigation and other claims. Those claims which are made in the ordinary course of business may be covered in whole or in part by insurance, and if found against the Company, management does not believe these matters will have a material effect on the Company’s financial position, results of operations or cash flows.

NOTE 10 – SHAREHOLDERS’ EQUITY

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

NOTE 11 – STOCK BASED COMPENSATION

The Company maintains stock based compensation plans, which provide for the issuance of Company stock to certain directors, officers, key employees and affiliates.

On March 17, 2009 the stockholders of the Company approved the 2009 Incentive Compensation Plan (the “2009 Plan”). The 2009 Plan provides that the total number of shares of Company stock that may be subject to the granting of awards under the 2009 Plan (“Awards”) at any time during the term of the 2009 Plan shall be equal to 800,000 shares of common stock and 160,000 shares of Class B stock. The foregoing limit shall be increased as provided for in the 2009 Plan. Persons eligible to receive Awards under the 2009 Plan include employees, directors, consultants and other persons who provide services to the Company. The 2009 Plan imposes individual limitations on the amount of certain Awards in part to comply with IRS Code Section 162(m). The Awards can be in the form of stock options, restricted and deferred stock, performance awards and other stock base awards as provided for in the 2009 Plan. There have been no Awards made under the 2009 Plan.

The 1997 Stock Option Plan (the “1997 Plan”) provided for the issuance of incentive stock options and nonqualified stock options to purchase up to 1,200,000 shares of the Company’s common stock, 1,200,000 shares of the Company’s Class B stock and up to fifteen percent (15%) of the authorized common stock of any subsidiary. Under the terms of the 1997 Plan, option holders may tender previously owned shares with a market value equal to the exercise price of the options at exercise date, subject to compensation committee approval. Additionally, option holders may, upon compensation committee approval, surrender shares of stock to satisfy federal withholding tax requirements. Options become exercisable in a manner and on such dates and times as determined by a committee of the Board of Directors. Options expire not more than ten years from the date of grant. The option holders have no shareholder rights until the date of issuance of a stock certificate for such shares. Exercise of the options granted during 2002 and 2001 were limited to 20% per year over the next 5 years.

During 2006, 30,000 options were granted under the 1997 Plan to certain officers and directors of the Company at the market value of $9.32 at the date of grant. These options vested over two years and are exercisable through 2016. The fair value of these options is estimated on grant date using the Black-Scholes options pricing model. As a result, $270,000 of unearned compensation was recorded at September 30, 2006 and was charged to operating expense over the vesting period of two years. As of September 30, 2009, there were no options available for future grants under the 1997 Plan.

The following table summarizes option activity under the 1997 Plan:

	Number of Shares	Option Price Per Share
Outstanding at September 30, 2007	30,000	$9.32
Exercised at price of $9.32 per share	(2,500)	9.32

Outstanding at September 30, 2008	27,500	$9.32
Exercised	—	—

Outstanding at September 30, 2009	27,500	$9.32

The weighted average remaining contractual life on the options outstanding as of September 30, 2009 is 7 years.

NOTE 12 – RELATED PARTY TRANSACTIONS

Marcar Leasing Corporation (“Marcar”) is engaged in leasing machinery and vehicles to the public and the Company. Marcar is owned by family members of the Company’s chairman. The terms of the leases are established based on the rates charged by independent leasing organizations and are believed to be more favorable than those generally available from independent third parties. Leases between the Company and Marcar generally provide for equal monthly payments over either thirty-six months or forty-eight months. During fiscal 2009, 2008 and 2007, the Company made lease payments to Marcar totaling $156,000, $150,000 and $124,000 respectively.

Quarterly Financial Information (Unaudited)

	In thousands, except per share amounts

	Quarters ended
	December 31	March 31	June 30	September 30
2009
Net Sales	$19,260	$15,416	$11,674	$10,439
Production costs	$14,118	$13,363	$9,724	$10,336
Gross profit	$5,142	$2,053	$1,950	$103
Production engineering and development	$702	$507	$538	$971
Selling, general and administrative	$3,037	$2,574	$2,024	$3,104
Income (loss) from operations	$1,403	$(1,028)	$(1,059)	$(4,085)
Income from investees	$48	$—	$—	$—
Net loss	$(330)	$(338)	$(728)	$(1,155)

Basic loss per share:
Net loss	$(0.03)	$(0.04)	$(0.08)	$(0.12)
Diluted loss per share:
Net loss	$(0.03)	$(0.04)	$(0.08)	$(0.12)

2008
Net Sales	$18,323	$24,573	$23,915	$21,532
Production costs	$13,949	$17,641	$19,106	$16,495
Gross profit	$4,374	$6,932	$4,809	$5,037
Production engineering and development	$604	$647	$786	$758
Selling, general and administrative	$2,498	$2,825	$3,115	$3,077
Income from operations	$1,272	$3,460	$908	$1,210
Income from investees	$15,624	$—	$—	$—
Net income	$13,113	$1,320	$686	$134

Basic earnings per share:
Net income	$1.36	$0.14	$0.07	$0.01
Diluted earnings per share:
Net income	$1.36	$0.14	$0.07	$0.01

The net income (loss) per share on a year-to-date calculation may not equal the total of the quarterly calculations due to rounding.

To maintain comparability among the periods presented, the Company has revised the presentation of certain prior period amounts reported within the Quarterly Financial Information. The revision had no impact on reported net income (loss).

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

ITEM 9A.	CONTROLS AND PROCEDURES

Not applicable.

ITEM 9A(T).	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

The Company’s Chief Executive Officer and Chief Financial Officer evaluated the effectiveness of the design and operation of the Company’s “disclosure controls and procedures” (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) as of the end of the period covered by this Report. Based upon that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that, as of the end of the period covered by this Report, the Company’s disclosure controls and procedures are effective.

Because of inherent limitations, the Company’s disclosure controls and procedures, no matter how well designed and operated, can provide only reasonable, and not absolute, assurance that the objectives of such disclosure controls and procedures are met and no evaluation can provide absolute assurance that all control issues and instances of fraud, if any, within the Company has been detected.

As of the end of the period covered by this Report the Company conducted an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s principal executive officer and principal financial officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Exchange Act Rules 13a-15(b). Based on this evaluation, the Company’s principal executive officer and principal financial officer concluded that the Company’s disclosure controls and procedures were effective as of September 30, 2009.

Management’s Annual Report on Internal Control over Financial Reporting

The management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) for the Company. The Company’s internal control system is designed to provide reasonable assurance to the Company’s management and board of directors regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. There are inherent limitations in the effectiveness of all internal control systems no matter how well designed. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to the preparation and presentation of financial statements. Furthermore, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of a change in circumstances or conditions.

In order to ensure that the Company’s internal control over financial reporting is effective, management regularly assesses such controls and did so most recently as of September 30, 2009. This assessment was based on criteria for effective internal control over financial reporting described in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management believes the Company maintained effective internal control over financial reporting as of September 30, 2009. Moore Stephen Lovelace, P. A., the Company’s independent registered public accounting firm, has issued an attestation report on the Company’s internal control over financial reporting as of September 30, 2009.

Changes in Internal Control over Financial Reporting

The Company’s management, including the Chief Executive Officer and Chief Financial Officer, has reviewed the Company’s internal control over financial reporting. There were no changes in the Company’s internal control over financial reporting during the quarter ended September 30, 2009 that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

None

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this Item 10 is incorporated herein by reference to the Company’s definitive 2010 Proxy Statement for the Annual Meeting of Stockholders.

ITEM 11.	EXECUTIVE COMPENSATION

The information required by this Item 11 is incorporated herein by reference to the Company’s definitive 2010 Proxy Statement for the Annual Meeting of Stockholders.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this Item 12 is incorporated herein by reference to the Company’s definitive 2010 Proxy Statement for the Annual Meeting of Stockholders.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this Item 13 is incorporated herein by reference to the Company’s definitive 2010 Proxy Statement for the Annual Meeting of Stockholders.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this Item 14 is incorporated herein by reference to the Company’s definitive 2010 Proxy Statement for the Annual Meeting of Stockholders.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	A listing of financial statements and financial statement schedules filed as part of this Report and which financial statements and schedules are incorporated into this report by reference, is set forth in the “Index to Financial Statements” in Item 8 hereof.

(b)	Exhibit Index

EXHIBIT NUMBER	DESCRIPTION	FILED HEREWITH

3.1	Restated Certificate of Incorporation of Company, incorporated by reference to Exhibit 3.1 to Registration No. 33-627

3.2	Amended and Restated By-Laws of Gencor Industries, Inc.

3.3	Certificate of Amendment, changing name of Mechtron International Corporation to Gencor Industries, Inc. and adding a “twelfth” article regarding director liability limitation, incorporated by reference to the Company’s annual report on Form 10-K for the year ended December 31, 1987.

4.1	Form of Common Stock certificate, incorporated by reference to Exhibit 4.1 to Registration No. 33-627.

4.48	Revolving Credit and Security Agreement dated August 1, 2003, incorporated by reference to the Company’s report on Form 8-K filed on August 8, 2003.

4.49	First Amendment to Revolving Credit and Security Agreement dated July 31, 2006, incorporated by reference to the Company’s Form 8-K filed on August 3, 2006.

10.5	Form of Agreement for Nonqualified Stock Options granted in 1986, incorporated by reference to the Annual Report on Form 10-K for the year ended December 31, 1986.

10.11	1997 Stock Option Plan incorporated by reference to Exhibit A to the Company’s Proxy Statement on 14A, filed March 3, 1997.

10.13	Limited Liability Company Operating Agreement of Carbontronics, LLC, incorporated by reference to the Company’s Form 10-Q for the quarter ended December 31, 2005.

10.14	Carbontronics, LLC, Amendment to Operating Agreement incorporated by reference to the Company’s Form 10-Q for the quarter ended December 31, 2005.

10.15	Carbontronics, LLC, Second Amendment to Operating Agreement incorporated by reference to the Company’s Form 10-Q for the quarter ended December 31, 2005.

EXHIBIT NUMBER	DESCRIPTION	FILED HEREWITH

10.16	Third Amendment to Limited Liability Company Operating Agreement of Carbontronics, LLC, incorporated by reference to the Company’s Form 10-Q for the quarter ended December 31, 2005.

10.17	Purchase and Sale Agreement between Carbontronics Synfuels Investors, L.P. and Carbontronics LLC, incorporated by reference to the Company’s Form 10-Q for the quarter ended December 31, 2005.

10.18	Limited Liability Company Operating Agreement of Carbontronics II, LLC, incorporated by reference to the Company’s Form 10-Q for the quarter ended December 31, 2005.

10.19	Carbontronics II, LLC Unanimous Consent of Members, incorporated by reference to the Company’s Form 10-Q for the quarter ended December 31, 2005.

10.12	First Amendment to the Stock Option Plan Agreement incorporated by reference to Exhibit 10.12 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2006.

10.1	The Company’s 2009 Incentive Compensation Plan, as incorporated by reference to the Company’s 2009 Proxy Statement filed with the Securities and Exchange Commission on Schedule 14A on January 28, 2009

10.2	Third Amendment to the Revolving Credit and Security Agreement between the Company and PNC Bank, N.A. dated July 23, 2009, incorporated by reference to the Company’s Form 10-Q filed on August 10, 2009

10.3	Pledge Agreement between the Company and PNC Bank, N.A. incorporated by reference to the Company’s Form 10-Q filed on August 10, 2009

21.1	Subsidiaries of the Registrant	X

23.1	Independent Auditors’ Consent	X

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a – 14(a) of the Securities Exchange Act of 1934, as amended	X

31.2	Certification of Chief Financial Officer Pursuant to Rule 13a – 14(a) of the Securities Exchange Act of 1934, as amended	X

32.1	Certifications of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U. S. C. Section 1350.	X

SIGNATURES

Pursuant to the requirements of Sections 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: December 28, 2009	GENCOR INDUSTRIES, INC.
(Registrant)
/S/ E.J. ELLIOTT
E.J. Elliott
Chairman and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated. The signatures of Directors constitute a majority of Directors.

/S/ E.J. ELLIOTT	/S/ L. RAY ADAMS
E.J. Elliott	L. Ray Adams
Chairman and Chief Executive Officer	Chief Financial Officer
(Principal Executive Officer)	(Principal Financial and Accounting Officer)

/S/ MARC G. ELLIOTT	/S/ CORT J. DONDERO
Marc G. Elliott	Cort Dondero
President and Director	Director

/S/ RANDOLPH H. FIELDS	/S/ DAVID A. AIR
Randolph H. Fields	David A. Air
Director	Director

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