Form 10-Q
period 2009-12-31
GENCOR INDUSTRIES INC
filed 2010-02-16
CIK 64472

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 2009

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD: From              to

Commission File Number: 001-11703

GENCOR INDUSTRIES, INC.

Delaware	59-0933147
(State or other jurisdiction of incorporated or organization)	(I.R.S. Employer Identification No.)

5201 North Orange Blossom Trail, Orlando, Florida	32810
(Address of principal executive offices)	(Zip Code)

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

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller Reporting Company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at February 16, 2010
Common stock, $.10 par value	8,079,872 shares
Class B stock, $.10 par value	1,532,998 shares

GENCOR INDUSTRIES, INC.

Introductory Note: Caution Concerning Forward-Looking Statements

This Form 10-Q and the Company’s other communications and statements may contain “forward-looking statements,” including statements about the Company’s beliefs, plans, objectives, goals, expectations, estimates, projections and intentions. These statements are subject to significant risks and uncertainties and are subject to change based on various factors, many of which are beyond the Company’s control. The words “may,” “could,” “should,” “would,” “believe,” “anticipate,” “estimate,” “expect,” “intend,” “plan,” “target,” “goal,” and similar expressions are intended to identify forward-looking statements. All forward-looking statements, by their nature, are subject to risks and uncertainties. The Company’s actual future results may differ materially from those set forth in its forward-looking statements. For information concerning these factors and related matters, see Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” in this Report, and the following sections of the Company’s Annual Report on Form 10-K for the year ended September 30, 2009: (a) “Risk Factors” in Part I, and (b) “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II. However, other factors besides those referenced could adversely affect the Company’s results, and you should not consider any such list of factors to be a complete set of all potential risks or uncertainties. Any forward-looking statements made by the Company herein speak as of the date of this Report. The Company does not undertake to update any forward-looking statement, except as required by law.

Unless the context otherwise indicates, all references in this report to the “Company,” “Gencor,” “we,” “us,” or “our,” or similar words are to Gencor Industries, Inc. and its subsidiaries.

Part I. Financial Information

GENCOR INDUSTRIES, INC.

Condensed Consolidated Balance Sheets

(In thousands, except number of shares and per share data)

	December 31 2009	September 30 2009
	Unaudited
ASSETS
Current assets:
Cash and cash equivalents	$5,927	$3,677
Marketable securities at fair value (Cost $58,414 at December 31, 2009 and $56,651 at September 30, 2009)	59,230	57,530
Account receivable, less allowance for doubtful accounts of $2,373 and $2,458 at December 31, 2009 and September 30, 2009, respectively	6,536	5,681
Costs and estimated earnings in excess of billings	4,602	4,530
Inventories, net	21,101	22,240
Prepaid expenses	630	1,554

Total current assets	98,026	95,212

Property and equipment, net	7,986	8,207
Other assets	434	444

Total assets	$106,446	$103,863

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Account payable	$2,460	$2,342
Customer deposits	3,442	786
Deferred income taxes	883	1,144
Accrued expenses	2,872	2,579

Total current liabilities	9,657	6,851

Deferred income taxes	716	715

Total liabilities	10,373	7,566

Commitments and contingencies
Shareholder’s equity:
Preferred stock, par value $.10 share; authorized 300,000 shares; none issued	—	—
Common stock, par value $.10 per share; 15,000,000 shares authorized; 8,079,872 shares issued at December 31, 2009 and September 30, 2009	808	808
Class B Stock, par value $.10 per share; 6,000,000 shares authorized; 1,532,998 shares issued at December 31, 2009 and September 30, 2009	153	153
Capital in excess of par value	10,542	10,542
Retained earnings	84,570	84,794
Accumulated other comprehensive income (loss)	—	—

Total shareholder’s equity	96,073	96,297

Total Liabilities and Shareholder’s Equity	$106,446	$103,863

See accompanying Notes to Condensed Consolidated Financial Statements

GENCOR INDUSTRIES, INC.

Unaudited Condensed Consolidated Statements of Operations

(In thousands, except per share data)

	For the Three Months Ended December 31,
	2009	2008

Net revenue	$11,070	$19,260

Costs and expenses:
Production costs	9,443	14,118
Product engineering and development	538	702
Selling, general and administrative	2,440	3,037

	12,421	17,857

Operating income (loss)	(1,351)	1,403

Other income (expenses):
Interest and dividend income, net of fees	635	479
Interest expense	—	(12)
Income from investees	163	48
Realized and unrealized gains (losses) on marketable securities	168	(2,399)
Other	29	(50)

	995	(1,934)

Loss before income taxes	(356)	(531)
Income tax benefit	(132)	(201)

Net loss	$(224)	$(330)

Basic loss per commons share:
Net loss	$(0.02)	$(0.03)

Diluted loss per common share:
Net loss	$(0.02)	$(0.03)

See accompanying Notes to Condensed Consolidated Financial Statements

GENCOR INDUSTRIES, INC.

Unaudited Condensed Consolidated Statements of Cash Flows

(In thousands)

	For the Three Months Ended December 31,
	2009	2008

Cash flows from operations:

Net loss	$(224)	$(330)
Adjustments to reconcile net loss to cash provided (used) by operations:
Purchases of marketable securities	(17,715)	(6,568)
Proceeds from sale and maturity of marketable securities	15,690	7,122
Change in fair value of marketable securities	325	1,379
Deferred income taxes	(260)	—
Depreciation and amortization	222	236
Income from investees	(163)	(48)
Provision for doubtful accounts	120	—
Change in assets and liabilities:
Accounts receivable	(966)	3,032
Costs and estimated earnings in excess of billings	(72)	(7,255)
Inventories	1,139	(587)
Prepaid expenses	924	(350)
Account payable	118	(1,445)
Customer deposits	2,656	1,496
Accrued expenses and other	293	(187)

Total adjustments	2,311	(3,175)

Cash flows provided (used) by operations	2,087	(3,505)

Cash flows provided (used) by investing activities:
Distributions from unconsolidated investees	163	48
Capital expenditures	—	(90)

Cash flows provided (used) by investing activities	163	(42)

Effect of exchange rate changes on cash	—	(281)

Net increase (decrease) in cash	2,250	(3,828)
Cash and cash equivalents at:
Beginning of period	3,677	4,068

End of period	$5,927	$240

See accompanying Notes to Condensed Consolidated Financial Statements

GENCOR INDUSTRIES, INC.

Notes to Condensed Consolidated Financial Statements

(All amounts in thousands, except per share amounts)

Note 1 – Basis of Presentation

The accompanying condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all material adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the quarter ended December 31, 2009 are not necessarily indicative of the results that may be expected for the year ending September 30, 2010.

The accompanying Condensed Consolidated Balance Sheet at September 30, 2009 has been derived from the audited financial statements at that date but does not include all of the information and notes required by generally accepted accounting principles for complete financial statements.

For further information, refer to the consolidated financial statements and notes thereto included in the Gencor Industries, Inc. Annual Report on Form 10-K for the year ended September 30, 2009.

Adoption of New Accounting Standards

In June 2009, the Financial Accounting Standards Board (FASB) issued authoritative guidance codifying generally accepted accounting principles in the United States (GAAP). While the guidance was not intended to change GAAP, it did change the way the Company references authoritative literature. The Company adopted this authoritative guidance during the third quarter of fiscal 2009.

In May 2009, the FASB established standards related to accounting for, and disclosures of, events that occur after the balance sheet date, but before financial statements are issued or are available to be issued. The Company adopted the provisions of this new authoritative guidance, which became effective for interim and annual reporting periods ending after June 15, 2009. Subsequent events have been evaluated through the date and time the financial statements were issued on February 16, 2010. No material subsequent events have occurred since December 31, 2009 that required recognition or disclosure in our current period financial statements.

In April 2009, the FASB issued authoritative guidance requiring additional disclosures about the fair value of financial instruments for interim reporting periods of publicly traded companies. The Company adopted this guidance in the third quarter of fiscal 2009 which did not have any impact on the Company’s Consolidated Financial Statements.

In April 2009, the FASB issued new authoritative guidance that amended the “other-than-temporary impairment” guidance for debt securities. The pre-existing “intent and ability” trigger was modified such that an “other-than-temporary impairment” is now triggered when there is intent to sell the security, it is more likely than not that the security will be required to be sold before recovery in value, or the security is not expected to recover the entire amortized cost basis of the security (“credit related loss”). Credit related losses on debt securities will be considered an “other-than-temporary impairment” recognized in earnings, and any other losses due to a decline in fair value relative to the amortized cost deemed not to be other-than-temporary will be recorded in other comprehensive income. The Company adopted this guidance in the fourth quarter of fiscal 2009 which did not have a material impact on the Company’s Consolidated Financial Statements.

Note 2 – Marketable Securities

Marketable securities are categorized as trading securities and stated at fair value. Fair value is determined using the quoted closing or latest bid prices. Realized gains and losses on investment transactions are determined by specific identification and are recognized as incurred in the statements of operations. Net unrealized gains and losses are reported in the statements of operations and represent the change in the fair value of investment holdings during the period. At December 31, 2009, marketable securities consisted of $48.4 million in municipal bonds, $9.2 in equity stocks and $1.6 million in cash equivalents, and are included in the accompanying Condensed Consolidated Balance Sheets. At September 30, 2009, marketable securities consisted of $49.4 million in municipal bonds, $7.1 million in equity stocks and $1.0 million in cash equivalents.

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

The following tables set forth, by level, within the fair value hierarchy, the Company’s assets measured at fair value as of December 31, 2009:

	Fair Value Measurements
	Level 1	Level 2	Level 3	Total
Equities	$9,195	$—	$—	$9,195
Municipal Bonds	48,388	—	—	48,388
Cash Equivalents	1,647	—	—	1,647

	$59,230	$—	$—	$59,230

Note 4 – Inventories

The components of inventory consist of the following:

	December 31, 2009	September 30, 2009
Raw materials	$12,817	$13,063
Work in process	3,243	2,829
Finished goods	4,581	5,858
Used equipment	460	490

	$21,101	$22,240

Note 5 – Costs and Estimated Earnings in Excess of Billings

The components of costs and estimated earnings in excess of billings on uncompleted contracts include the following:

	December 31, 2009	September 30, 2009
Costs incurred on uncompleted contracts	$10,270	$7,316
Estimated earnings	2,005	1,839

	12,275	9,155
Billings to date	7,673	4,625

	$4,602	$4,530

Note 6 – Loss per Share Data

The following table sets forth the computation of basic and diluted loss per share for the quarters ended December 31, 2009 and 2008:

	2009	2008
Net loss	$(224)	$(330)

Common Shares:
Weighted average common shares outstanding	9,613	9,613
Effect of dilutive stock options	—	—

Diluted shares outstanding	9,613	9,613

Basic:
Net loss per share	$(0.02)	$(0.03)

Diluted:
Net loss per share	$(0.02)	$(0.03)

Note 7 – Comprehensive Income

The total comprehensive loss for the quarters ended December 31, 2009 and 2008 were losses of $224 and $611, respectively. Total comprehensive loss differs from net loss due to gains and losses resulting from foreign currency translation, which are reflected separately in the shareholders’ equity section of the balance sheet under the caption “Accumulated other comprehensive income (“AOCI”).” Due to the disposal of its foreign operations in June 2009, the AOCI was reduced to zero during 2009.

Note 8 – Income from Investees

The Company owns a 45% interest in Carbontronics LLC and a 25% interest in Carbontronics Fuels LLC and Carbontronics II, LLC (“Investees”). These interests were earned as part of value of risk on contracts to build four synthetic fuel production plants during 1998. The Company has no basis in these equity investments or requirement to provide future funding. The operations of Carbontronics LLC consist of the receipt of contingent payments from the sales of the plants and the distribution thereof to its members. Carbontronics LLC has no other significant operations or assets. The operations of Carbontronics II, LLC consist of the receipt of royalty payments from the plants and the distribution thereof to its members. Carbontronics II, LLC has no other significant operations or assets. Any income arising from these investments is dependent upon tax credits

(adjusted for operating losses at the fuel plants) being generated as a result of synthetic fuel production, which will be recorded as received. The Company received $163 in distributions in December 2009 and $48 in December 2008. These distributions are subject to state and Federal income taxes.

The existing tax credit legislation expired at the end of calendar year 2007. Consequently, the four synthetic fuel plants were decommissioned. They were sold or transferred to site owners in exchange for a release of all contracted liabilities related to the removal of plants from the sites. The administrative partner has informed the Company that almost all of the partnership affairs were finalized in 2008, that there were no operations in calendar 2009 and none are expected in calendar 2010. It is not possible to predict the amount, if any, of final distributions from the partnerships upon the final disposition and winding-up of operations.

Note 9 – Subsequent Events For the quarter ended December 31, 2009, the Company has evaluated subsequent events for potential recognition and disclosure through February 16, 2010, the date of financial statement issuance.

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

Because the Company’s products are sold primarily to the highway construction industry, the business is seasonal in nature. The majority of orders for the Company’s products are received between October and February, with a significant volume of shipments occurring prior to May. The principal factors driving demand for the Company’s products are the overall economic conditions, the level of government funding for domestic highway construction and repair, infrastructure development in emerging economies, the need for spare parts, fluctuations in the price of crude oil (liquid asphalt as well as fuel costs), and industry consolidation.

In August 2005, the federal government passed the Safe, Accountable, Flexible and Efficient Transportation Equity Act - A Legacy for Users (“SAFETEA-LU”). This bill appropriated a multi-year guaranteed funding of $286.5 billion for federal highway, transit and safety programs that expired on September 30, 2009. On February 17, 2009, President Obama signed into law the American Recovery and Reinvestment Act of 2009, which included approximately $27.5 billion for highway and bridge construction activities. The Company believes that its customers are waiting on the states to move forward with potential projects as their purchasing decisions are significantly influenced by the federal government’s legislation on federal road building funding. The Company believes any new funding will have a positive impact on the Company’s financial performance, although the magnitude of that improvement cannot be determined.

In January 2009, the Canadian government announced its economic action plan to stimulate economic growth which included a $12 billion two year investment in new infrastructure including roads, bridges and other infrastructure. The Company believes that certain programs associated with this funding have had a positive impact on its financial performance although the magnitude of that impact cannot be determined.

Economic downturns like the one currently being experienced generally result in reduced purchasing within the Company’s served markets and thus have a direct impact on sales and tend to increase the pricing pressures on the Company’s products resulting in lower pricing and margins. The market price for an asphalt plant ranges from $2 to $6 million and may require the Company’s customers obtain financing. The current state of the financial industry and the tightening of the credit markets have had an adverse impact on the Company’s customers’ attitudes toward purchasing new equipment. On the positive side, the reduced value of the US dollar has resulted in more interest from international customers.

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

Steel is a major component used in manufacturing the Company’s equipment. Steel prices were at historically high levels during 2008 and the Company increased sales prices during 2008 to offset the rising steel costs. During the fourth quarter of 2008, steel prices retreated from their 2008 highs and continued the downward trend through the first half of 2009. Moderate increases have occurred during the past several months. In the current economy and competitive environment, the Company may not be able to raise prices to cover the increasing costs of steel and its financial results could be negatively affected.

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

Results of Operations

Net sales for the quarter ended December 31, 2009 and 2008 were $11,070 and $19,260, respectively. The decrease in net sales was primarily due to the recessionary economy and the tightening of credit availability during calendar 2009, which resulted in lower unit volume sales and decreased unit selling prices. Sales related to the Company’s former United Kingdom operations included in the quarter ended December 31, 2008 were $809. The Company disposed of its operations in the United Kingdom in June 2009. The Company’s operations are concentrated in the asphalt-related business and subject to a seasonal slow-down during the third and fourth quarters of the calendar year. The Company cannot predict what impact the current recession will have on future earnings.

As a percent of sales, gross profit margins decreased from 26.7% in the quarter ended December 31, 2008 to 14.7% in the quarter ended December 31, 2009. Gross margins decreased primarily due to reduced revenues with less than a proportionate decrease in existing cost structures.

Product engineering and development expenses decreased 23.4% and selling, general and administrative expenses decreased 19.7% in the quarter ended December 31, 2009 compared to the quarter ended December 31, 2008 due to decreases in personnel and related expenses, and decreases in commissions on reduced sales.

The Company had an operating loss of $1,351 for the quarter ended December 31, 2009 versus operating income of $1,403 for the quarter ended December 31, 2008. The reduction in operating income was primarily due to the reduced revenues and related reduction in overhead absorption which was partially offset by certain cost cutting measures taken by the Company.

As of December 31, 2009 the cost basis of the Company’s investment portfolio was $58.4 million as compared to $56.6 million at September 30, 2009. For the quarter ended December 31, 2009, net investment interest and dividend income from the investment portfolio was $582 as compared to $466 in the 2008 comparable quarter. The net realized and unrealized gains on marketable securities were $168 for the quarter ended December 31, 2009 versus a $2.4 million loss for the quarter ended December 31, 2008. The Company’s total cash and investment balance at December 31, 2009 was $65.2 million versus $61.2 million at September 30, 2009.

The effective income tax rates for the quarters ended December 31, 2009 and 2008 were benefits of 37% and 38%, respectively.

Liquidity and Capital Resources

The Company generates capital resources primarily through operations.

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

The Company amended the Credit Agreement on July 23, 2009 (the “Third Amendment”). The Credit Agreement was set to expire on July 31, 2009, and rather than let it expire, the Company elected to amend the agreement and reduce the amount of the Credit Facility from $20 million to $1.5 million. The Credit Facility also includes a $1.285 million limit on letters of credit, which was reduced from the original $2 million limit. The Company elected to reduce its Credit Facility because it believed the higher amount associated with the original line was not needed. The Company is currently evaluating other options for a new revolving credit facility. Pursuant to the Third Amendment, the Company’s Credit Facility shall continue until April 30, 2010, unless terminated sooner. Under the Third Amendment, substantially all representations, warranties, covenants, rights, duties and obligations set forth in the original agreement continue to apply. The interest rate for advances under the Credit Facility at December 31, 2009, was at LIBOR plus 2.0% and subject to change based upon the fixed charge coverage ratio.

The Company had no long term debt outstanding at December 31, 2009 or September 30, 2009. At December 31, 2009, the Company had $975 of letters of credit outstanding.

As of December 31, 2009, the Company had $5.9 million in cash and cash equivalents, and $59.2 million in marketable securities. The marketable securities are invested through a professional investment advisor. The securities may be liquidated at any time into cash and cash equivalents.

The Company’s working capital (defined as current assets less current liabilities) was equal to $88.4 million as of December 31, 2009 and September 30, 2009. Increases in accounts receivable of $966 were offset by reductions in inventories of $1.1 million as the Company received orders for several asphalt plants during the quarter ended December 31, 2009 and began manufacturing for delivery during the first quarter of calendar 2010. Prepaid expenses decreased $924 from the realization of $950 of tax receivables included in prepaid expenses at September 30, 2009. Customer deposits increased $2.7 million related to the asphalt plant orders.

Cash provided by operations during the quarter ended December 31, 2009 was $2.1 million which was primarily driven by reduced inventories, increased customer deposits and realization of the tax receivable. Cash provided by investing activities during the quarter ended December 31, 2009 was $163 related to income from Investees. There were no cash disbursements or receipts related to financing activities during the quarter ended December 31, 2009.

Seasonality

The Company’s operations are concentrated in the asphalt-related business and are subject to a seasonal slow-down during the third and fourth quarters of the calendar year. This slow-down often results in lower reported sales and earnings and/or losses during the first and fourth quarters of each fiscal year ended September 30.

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

For information concerning these factors and related matters, see the following sections of the Company’s Annual Report on Form 10-K for the year ended September 30, 2009: (a) “Risk Factors” in Part I “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II. However, other factors besides those referenced could adversely affect the Company’s results, and you should not consider any such list of factors to be a complete set of all potential risks or uncertainties. Any forward-looking statements made by the

Company herein speak as of the date of this Report. The Company does not undertake to update any forward-looking statements, except as required by law.

Critical Accounting Policies, Estimates and Assumptions

The Company believes the following discussion addresses its most critical accounting policies, which are those that are most important to the portrayal of the financial condition and results of operations and require management’s most difficult, subjective, or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain. Accounting policies, in addition to the critical accounting policies referenced below, are presented in Note 1 to the Company’s Consolidated Financial Statements included in the Company’s Annual Report on form 10-K for the year ended September 30, 2009, “Accounting Policies.”

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

Investments

The Company marks to market all trading securities and records any unrealized gains or losses as income or loss in the current period.

Investment in Unconsolidated Investees

As of December 31, 2009 the Company owned a 45% interest in Carbontronics LLC and a 25% interest in Carbontronics Fuels LLC and Carbontronics II LLC. These interests were obtained as part of contracts to build four synthetic fuel production plants during 1998. The Company has no basis in these equity investments or requirement to provide future funding. Any income arising from these investments was dependent upon tax credits (adjusted for operating losses at the fuel plants) being generated as a result of synthetic fuel production, which were recorded as received. The synthetic fuel tax credit legislation expired at the end of calendar year 2007.

Reclassifications

Certain reclassifications have been made to the Consolidated Financial Statements. To maintain comparability among the periods presented, the Company has revised the presentation of certain prior period amounts reported within the Consolidated Financial Statements. These reclassifications had no impact on previously reported net income (loss).

Subsequent Events

For the quarter ended December 31, 2009, the Company has evaluated subsequent events for potential recognition and disclosure through February 16, 2010, the date of financial statement issuance.

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

At December 31, 2009 and September 30, 2009 the Company had no debt outstanding. Under the Credit Agreement, substantially all of the Company’s borrowings will bear interest at variable rates based upon the prime rate or LIBOR.

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

Evaluation of Disclosure Controls and Procedures

The Company’s Chief Executive Officer and Chief Financial Officer evaluated the effectiveness of the design and operation of the Company’s “disclosure controls and procedures” (as defined in Rule 13a-15(e) under the Exchange Act as of the end of the period covered by this Report. Based upon that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that, as of the end of the period covered by this Report, the Company’s disclosure controls and procedures are effective.

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

Changes in Internal Control over Financial Reporting

The Company’s management, including the Chief Executive Officer and Chief Financial Officer, has reviewed the Company’s internal control over financial reporting. There were no changes in the Company’s internal control over financial reporting during the three months ended December 31, 2009 that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

GENCOR INDUSTRIES, INC.

/s/ E.J. Elliott
E.J. Elliott
Chairman and Chief Executive Officer

February 16, 2010

/s/ L. Ray Adams
L. Ray Adams
Principal Financial and Accounting Officer

February 16, 2010