Form 10-Q
period 2010-03-31
GENCOR INDUSTRIES INC
filed 2010-05-10
CIK 64472

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2010

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

Large accelerated filer	☐	Accelerated Filer	☐

Non-accelerated Filer	☐ (Do not check if a smaller reporting company)	Smaller Reporting Company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at May 10, 2010
Common stock, $.10 par value	8,079,872 shares
Class B stock, $.10 par value	1,532,998 shares

GENCOR INDUSTRIES, INC.

Introductory Note: Caution Concerning Forward-Looking Statements

This Form 10-Q Report and the Company’s other communications and statements may contain “forward-looking statements,” including statements about the Company’s beliefs, plans, objectives, goals, expectations, estimates, projections and intentions. These statements are subject to significant risks and uncertainties and are subject to change based on various factors, many of which are beyond the Company’s control. The words “may,” “could,” “should,” “would,” “believe,” “anticipate,” “estimate,” “expect,” “intend,” “plan,” “target,” “goal,” and similar expressions are intended to identify forward-looking statements. All forward-looking statements, by their nature, are subject to risks and uncertainties. The Company’s actual future results may differ materially from those set forth in its forward-looking statements. For information concerning these factors and related matters, see Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” in this Report, and the following sections of the Company’s Annual Report on Form 10-K for the year ended September 30, 2009: (a) “Risk Factors” in Part I, and (b) “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II. However, other factors besides those referenced could adversely affect the Company’s results, and you should not consider any such list of factors to be a complete set of all potential risks or uncertainties. Any forward-looking statements made by the Company herein speak as of the date of this Report. The Company does not undertake to update any forward-looking statement, except as required by law.

Unless the context otherwise indicates, all references in this report to the “Company,” “Gencor,” “we,” “us,” or “our,” or similar words are to Gencor Industries, Inc. and its subsidiaries.

Part I. Financial Information

GENCOR INDUSTRIES, INC.

Condensed Consolidated Balance Sheets

(In thousands except per share data)

	March 31 2010 (Unaudited)	September 30 2009
ASSETS
Current assets:
Cash and cash equivalents	$11,261	$3,677
Marketable securities at fair value (cost $58,342 at March 31, 2010 and $56,651 at September 30, 2009)	58,774	57,530
Account receivable, less allowance for doubtful accounts of $2,657 at March 31, 2010 and $2,458 at September 30, 2009	5,044	5,681
Costs and estimated earnings in excess of billings	6,582	4,530
Inventories, net	20,526	22,240
Prepaid expenses	1,715	1,554

Total current assets	103,902	95,212

Property and equipment, net	7,783	8,207
Other assets	641	444

Total assets	$112,326	$103,863

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Account payable	$5,238	$2,342
Customer deposits	2,265	786
Deferred income taxes	1,007	1,144
Accrued expenses	5,047	2,579

Total current liabilities	13,557	6,851

Deferred income taxes	—	715

Total liabilities	13,557	7,566

Commitments and contingencies
Shareholder’s equity:
Preferred stock, par value $.10 per share; authorized 300 shares, none issued	—	—
Common stock, par value $.10 per share; 15,000 shares authorized; 8,080 shares issued and outstanding	808	808
Class B Stock, par value $.10 per share; 6,000 shares authorized; 1,533 shares issued and outstanding	153	153
Capital in excess of par value	10,542	10,542
Retained earnings	87,266	84,794

Total shareholders’ equity	98,769	96,297

Total Liabilities and Shareholders’ Equity	$112,326	$103,863

See accompanying Notes to Condensed Consolidated Financial Statements

GENCOR INDUSTRIES, INC.

Condensed Consolidated Statements of Operations

(Unaudited)

(In thousands except per share data)

	For the Quarters Ended March 31,		For the Six Months Ended March 31,
	2010	2009	2010	2009

Net revenue	$24,042	$15,416	$35,112	$34,676

Costs and expenses:
Production costs	17,845	13,363	27,288	27,481
Product engineering and development	765	507	1,303	1,209
Selling, general and administrative	2,698	2,574	5,138	5,611

	21,308	16,444	33,729	34,301

Operating income (loss)	2,734	(1,028)	1,383	375

Other income (expenses):
Interest and dividend income, net of fees	582	573	1,217	1,052
Interest expense	—	(20)	—	(32)
Income from investees	—	—	163	48
Realized and unrealized gains (losses) on marketable securities	17	(93)	185	(2,492)
Other	(5)	17	24	(32)

	594	477	1,589	(1,456)

Income (loss) before income taxes (benefit)	3,328	(551)	2,972	(1,081)
Income taxes (benefit)	632	(213)	500	(408)

Net income (loss)	$2,696	$(338)	$2,472	$(673)

Basic income (loss) per common share:
Net income (loss) per share	$0.28	$(0.04)	$0.26	$(0.07)

Diluted income (loss) per common share:
Net income (loss) per share	$0.28	$(0.04)	$0.26	$(0.07)

See accompanying Notes to Condensed Consolidated Financial Statements

GENCOR INDUSTRIES, INC.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

(In thousands)

	For the Six Months Ended March 31,
	2010	2009
Cash flows from operations:
Net income (loss)	$2,472	$(673)
Adjustments to reconcile net income (loss) to cash provided by operating activities:
Purchases of marketable securities	(37,502)	(22,570)
Proceeds from sale and maturity of marketable securities	36,444	21,532
Change in fair value of marketable securities	(186)	2,501
Deferred income taxes	(1,072)	—
Depreciation and amortization	461	452
Income from investees	(163)	(48)
Provision for doubtful accounts	240	230
Change in assets and liabilities:
Accounts receivable	422	2,577
Costs and estimated earnings in excess of billings	(2,068)	2,499
Inventories	1,777	391
Prepaid expenses	(161)	(1,184)
Account payable	2,896	(1,613)
Customer deposits	1,479	52
Accrued expenses and other	2,495	525

Total adjustments	5,062	5,344

Cash flows provided by operating activities	7,534	4,671

Cash flows provided (used) by investing activities:
Distributions from unconsolidated investees	163	48
Capital expenditures	(113)	(149)

Cash flows provided (used) by investing activities	50	(101)

Effect of exchange rate changes on cash and cash equivalents	—	(328)

Net increase in cash and cash equivalents	7,584	4,242
Cash and cash equivalents at:
Beginning of period	3,677	4,068

End of period	$11,261	$8,310

See accompanying Notes to Condensed Consolidated Financial Statements

GENCOR INDUSTRIES, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

(All amounts in thousands, except per share data)

Note 1 – Basis of Presentation

The accompanying condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all material adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the quarter and six months ended March 31, 2010 are not necessarily indicative of the results that may be expected for the year ending September 30, 2010.

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

Note 2 – Marketable Securities

Marketable securities are categorized as trading securities and stated at fair value. Fair value is determined using the quoted closing or latest bid prices. Realized gains and losses on investment transactions are determined by specific identification and are recognized as incurred in the statements of operations. Net unrealized gains and losses are reported in the statements of operations and represent the change in the fair value of investment holdings during the period. At March 31, 2010, marketable securities consisted of $47,772 in municipal bonds, $8,635 in equity stocks and $2,367 in cash equivalents, and are included in the accompanying Condensed Consolidated Balance Sheets. At September 30, 2009, marketable securities consisted of $49,432 in municipal bonds, $7,148 in equity stocks and $950 in cash equivalents.

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

The following tables set forth, by level, within the fair value hierarchy, the Company’s assets measured at fair value as of March 31, 2010:

	Fair Value Measurements
	Level 1	Level 2	Level 3	Total
Equities	$8,635	$—	$—	$8,635
Municipal Bonds	47,772	—	—	47,772
Cash Equivalents	2,367	—	—	2,367

	$58,774	$—	$—	$58,774

The following tables set forth, by level, within the fair value hierarchy, the Company’s assets measured at fair value as of September 30, 2009:

	Fair Value Measurements			Total
	Level 1	Level 2	Level 3
Equities	$7,148	$—	$—	$7,148
Municipal Bonds	49,432	—	—	49,432
Cash Equivalents	950	—	—	950

	$57,530	$—	$—	$57,530

Note 4 – Inventories

The components of inventory consist of the following:

	March 31, 2010	September 30, 2009
Raw materials	$15,661	$13,063
Work in process	1,973	2,829
Finished goods	2,495	5,858
Used equipment	397	490

	$20,526	$22,240

Note 5 – Costs and Estimated Earnings in Excess of Billings

The components of costs and estimated earnings in excess of billings on uncompleted contracts include the following:

	March 31, 2010	September 30, 2009
Costs incurred on uncompleted contracts	$15,133	$7,316
Estimated earnings	4,541	1,839

	19,674	9,155
Billings to date	13,092	4,625

	$6,582	$4,530

Note 6 – Earnings per Share Data

The following table sets forth the computation of basic and diluted earnings per share for the quarters and six month periods ended March 31, 2010 and 2009:

	Quarter Ended March 31,		Six Months Ended March 31,
	2010	2009	2010	2009
Net income (loss)	$2,696	$(338)	$2,472	$(673)

Common Shares:
Weighted average common shares outstanding	9,613	9,613	9,613	9,613
Effect of dilutive stock options	—	—	—	—

Diluted shares outstanding	9,613	9,613	9,613	9,613

Basic:
Net income (loss) per share	$0.28	$(0.04)	$0.26	$(0.07)

Diluted:
Net income (loss) per share	$0.28	$(0.04)	$0.26	$(0.07)

Note 7 – Comprehensive Income

The total comprehensive income for the quarter and six month period ended March 31, 2010 were $2,696 and $2,472, respectively. The total comprehensive loss for the quarter and six month period ended March 31, 2009 was ($426) and ($1,001), respectively. Total comprehensive loss for the fiscal 2009 periods differs from net loss due to gains and losses resulting from foreign currency translation. Due to the disposal of its foreign operations in June 2009, the Accumulated Other Comprehensive Income was reduced to zero during 2009.

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

In August 2005, the federal government passed the Safe, Accountable, Flexible and Efficient Transportation Equity Act—A Legacy for Users (“SAFETEA-LU”). This bill appropriated a multi-year guaranteed funding of $286.5 billion for federal highway, transit and safety programs that expired on September 30, 2009. On February 17, 2009, President Obama signed into law the American Recovery and Reinvestment Act of 2009 (“ARRA”), which included approximately $27.5 billion for highway and bridge construction activities. The ARRA and any future legislation approved by Congress could reduce infrastructure funding levels. In addition, funding restrictions can be imposed on states that do not comply with certain federal policies. The Company believes that its customers are waiting on the states to move forward with potential projects as their purchasing decisions are significantly influenced by the federal government’s legislation on federal road building funding. The Company believes any new funding will have a positive impact on the Company’s financial performance, although the magnitude of that improvement cannot be determined.

Economic downturns like the one currently being experienced generally result in reduced purchasing within the Company’s served markets and thus have a direct impact on sales and tend to increase the pricing pressures on the Company’s products resulting in lower pricing and margins. The market price for an asphalt plant ranges from $2 to $6 million and may require the buyers obtain financing. The current state of the financial industry and the tightening of the credit markets have had an adverse impact on the Company’s customers’ attitudes toward purchasing new equipment.

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

Steel is a major component used in manufacturing the Company’s equipment. During the fourth quarter of 2008, steel prices retreated from their 2008 highs and continued the downward trend through the first half of 2009. Moderate increases have occurred during the past several months. Should there be a significant run-up in steel prices in the current economy and competitive environment, the Company may not be able to raise prices to cover the increasing costs of steel and its financial results could be negatively affected.

For the long-term, the Company believes the strategy of continuing to invest heavily in product engineering and development and its focus on delivering a high-quality product and superior service will strengthen the Company’s market position when demand for capital equipment rebounds. In response to the short-term outlook, the Company has taken aggressive actions to conserve cash, right size its operations and cost structure, and will continue to do so based on its forecasts. These actions included adjustments to workforce and staffing, reduced purchases of raw materials and reductions in selling, general, and administrative expenses. The Company continues to review its internal processes to identify efficiencies and cost reductions and will continue scrutinizing its relationships with external suppliers to ensure the Company is achieving the highest-quality products and services at the most competitive cost.

Results of Operations

Quarter Ended March 31, 2010 versus March 31, 2009

Net sales for the quarter ended March 31, 2010 and 2009 were $24,042 and $15,416, respectively. A significant part of the Company’s current quarter sales was from export plant sales. Sales related to the Company’s former United Kingdom operations included in the quarter ended March 31, 2009 were $275. The Company divested its operations in the United Kingdom in June 2009. The Company’s operations are concentrated in the asphalt-related business and subject to a seasonal slow-down during the third and fourth quarters of the calendar year.

As a percent of sales, gross profit margins increased from 13.3% in the quarter ended March 31, 2009 to 25.8% in the quarter ended March 31, 2010. Gross margins increased primarily due to increased sales and increased manufacturing efficiencies from higher production volumes.

Product engineering and development expenses increased $258 and selling, general and administrative expenses increased $124 in the quarter ended March 31, 2010 compared to the quarter ended March 31, 2009 due to increased sales.

The Company had operating income of $2,734 for the quarter ended March 31, 2010 versus an operating loss of $1,028 for the quarter ended March 31, 2009. The improvement in operating income was primarily due to the increased sales and related increase in manufacturing efficiencies along with the benefit of certain cost cutting measures taken by the Company in prior quarters.

For the quarter ended March 31, 2010, net investment interest and dividend income from the investment portfolio was $582 as compared to $573 in the 2009 comparable quarter. The net realized and unrealized gains on marketable securities were $17 for the quarter ended March 31, 2010 versus a $93 loss for the quarter ended March 31, 2009.

The effective income tax rate for the quarter ended March 31, 2010 was 19.0% versus a benefit of 38.7% for the quarter ended March 31, 2009. The change in the effective tax rate between periods is primarily due to operating losses incurred during fiscal 2009 versus operating income in fiscal 2010 and the effect of tax exempt interest income.

Six Months Ended March 31, 2010 versus March 31, 2009

Net sales for the six months ended March 31, 2010 and 2009 were $35,112 and $34,676, respectively. The sales shortfall in the first quarter of fiscal 2010 from the impact of the recessionary economy and tightening of credit availability was offset in the second fiscal quarter from increased foreign plant. Sales related to the Company’s former United Kingdom operations included in the six months ended March 31, 2009 were $1,084. The Company divested its operations in the United Kingdom in June 2009.

As a percent of sales, gross profit margins increased from 20.7% in the six months ended March 31, 2009 to 22.3% in the six months ended March 31, 2010. Gross margins increased primarily due to increased sales and improved manufacturing efficiencies from higher production volumes.

Product engineering and development expenses increased 7.8% or $94 and selling, general and administrative expenses decreased 8.4% or $473 in the six months ended March 31, 2010 compared to the six months ended March 31, 2009. Overall higher expenses due to the increased sales in the second fiscal quarter of 2010 were more than offset by cost cutting measures implemented during the prior quarters.

The Company had operating income of $1,383 for the six months ended March 31, 2010 versus $375 for the six months ended March 31, 2009. The improvement in operating income was primarily due to the increased sales and related increase in manufacturing efficiencies along with the benefit of certain cost cutting measures taken by the Company in prior quarters.

For the six months ended March 31, 2010, net investment interest and dividend income from the investment portfolio was $1,217 as compared to $1,052 in the 2009 comparable period. The net realized and unrealized gains on marketable securities were $185 for the six months ended March 31, 2010 versus a $2,492 loss for the six months ended March 31, 2009.

The effective income tax rate for the six months ended March 31, 2010 was 16.8% versus a benefit of 37.7% for the six months ended March 31, 2009. The change in the effective tax rate between periods is primarily due to operating losses incurred during fiscal 2009 versus operating income in fiscal 2010 and the effect of tax exempt income from certain governmental securities.

Liquidity and Capital Resources

The Company generates capital resources primarily through operations.

The Company has maintained a Revolving Credit and Security Agreement (“Credit Agreement”) with PNC Bank, N.A. The Credit Agreement originally established a three year revolving $20 million credit facility (“Credit Facility”) and was renewed through July 31, 2009. The Credit Facility provided for advances based on accounts receivable, inventory, and real estate. The facility included $2 million for letters of credit. The Company was required to maintain a fixed charge coverage ratio of 1.1:1. There were no required repayments as long as there were no defaults and there was adequate eligible collateral. Substantially all of the Company’s assets were pledged as security under the Credit Agreement. However, the Company had no indebtedness during the period.

The Company amended the Credit Agreement on July 23, 2009 (the “Third Amendment”). The Credit Agreement was set to expire on July 31, 2009, and rather than let it expire, the Company elected to amend the agreement and reduce the amount of the Credit Facility from $20 million to $1.5 million. The Credit Facility also includes a $1.285 million limit on letters of credit, which was reduced from the original $2 million limit. The Company elected to reduce its Credit Facility because it believed the higher amount associated with the original line was not needed and an unnecessary cost. Pursuant to the Third Amendment, the Company’s Credit Facility was extended through April 30, 2010. Under the Third Amendment, substantially all representations, warranties, covenants, rights, duties and obligations set forth in the original agreement continued to apply. The interest rate for advances under the Credit Facility at March 31, 2010, was at LIBOR plus 2.0% and subject to change based upon the fixed charge coverage ratio.

The Credit Agreement expired on April 30, 2010. The Company is currently evaluating its options for a new revolving credit facility.

The Company had no long-term nor short-term debt outstanding at March 31, 2010 or September 30, 2009. In March 2010 the Company replaced its outstanding letters of credit by funding $975 in cash deposits at insurance companies to cover collateral requirements.

As of March 31, 2010, the Company had $11,261 in cash and cash equivalents, and $58,774 in marketable securities. The marketable securities are invested through a professional investment advisor. The securities may be liquidated at any time into cash and cash equivalents.

The Company’s working capital (defined as current assets less current liabilities) was equal to $90,345 at March 31, 2010 and $88,361 at September 30, 2009. For the quarter ended March 31, 2010, accounts receivable decreased $1,388, inventories decreased $638 and customer deposits decreased $1,177 from December 31, 2009, as several large orders were completed and shipped during the quarter. Costs and estimated earnings in excess of billings increased $1,996 from December 31, 2009, as certain jobs neared completion for shipment in April 2010. Prepaid expenses increased $1,085 from December 31, 2009, as the Company replaced letters of credit with funded deposits at insurance companies. Accounts payable were up in the quarter on raw material and supply purchases for the increased sales activity. The increase in accrued expenses includes $1.4 million for income taxes payable.

For the six months ended March 31, 2010, the increase in prepaid expenses from the funded insurance company deposits was offset by the realization of $950 of tax receivables included in prepaid expenses at September 30, 2009. The increase in customer deposits of $1,479 from September 30, 2009 was related to large orders.

Cash provided by operations during the six months ended March 31, 2010 was $7,534, which was primarily driven by net income, reduced accounts receivable and inventories, increased accounts payable and customer deposits, and realization of the tax receivable. Cash flows from investing activities during the six months ended March 31, 2010 were related to capital expenditures and $163 of income from Investees. There were no cash disbursements or receipts related to financing activities during the six months ended March 31, 2010.

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

For information concerning these factors and related matters, see the following sections of the Company’s Annual Report on Form 10-K for the year ended September 30, 2009: (a) “Risk Factors” in Part I and (b) “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II. However, other factors besides those referenced could adversely affect the Company’s results, and you should not consider any such list of factors to be a complete set of all potential risks or uncertainties. Any forward-looking statements made by the Company herein speak as of the date of this Report. The Company does not undertake to update any forward-looking statements, except as required by law.

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

Investment in Unconsolidated Investees

As of March 31, 2010 the Company owned a 45% interest in Carbontronics LLC and a 25% interest in Carbontronics Fuels LLC and Carbontronics II LLC. These interests were obtained as part of contracts to build four synthetic fuel production plants during 1998. The Company has no basis in these equity investments or requirement to provide future funding. Any income arising from these investments was dependent upon tax credits (adjusted for operating losses at the fuel plants) being generated as a result of synthetic fuel production, which were recorded as received. The synthetic fuel tax credit legislation expired at the end of calendar year 2007.

Reclassifications

Certain reclassifications have been made to the Condensed Consolidated Financial Statements. To maintain comparability among the periods presented, the Company has revised the presentation of certain prior period amounts reported within the Condensed Consolidated Financial Statements. These reclassifications had no impact on previously reported net income (loss).

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

At March 31, 2010 and September 30, 2009 the Company had no debt outstanding. Under the Credit Agreement (expired April 30, 2010), substantially all of the Company’s borrowings, if any, would bear interest at variable rates based upon the prime rate or LIBOR.

The Company’s marketable securities are invested primarily in stocks and municipal bonds through a professional investment advisor. Investment securities are exposed to various risks such as interest rate, market and credit. Due to the level of risk associated with certain investment securities and the level of uncertainty related to changes in the value of securities, it is possible that changes in these risk factors could have an adverse material impact on the Company’s results of operations or equity.

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

Evaluation of Disclosure Controls and Procedures

The Company’s Chief Executive Officer and Chief Financial Officer evaluated the effectiveness of the design and operation of the Company’s “disclosure controls and procedures” (as defined in Rule 13a-15(e)) under the Exchange Act as of the end of the period covered by this Report. Based upon that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that, as of the end of the period covered by this Report, the Company’s disclosure controls and procedures are effective.

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

Changes in Internal Control over Financial Reporting

The Company’s management, including the Chief Executive Officer and Chief Financial Officer, has reviewed the Company’s internal control over financial reporting. There were no changes in the Company’s internal control over financial reporting during the quarter and six month period ended March 31, 2010 that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

May 10, 2010

/s/ L. Ray Adams
L. Ray Adams
Principal Financial and Accounting Officer

May 10, 2010