Form 10-Q
period 2010-06-30
GENCOR INDUSTRIES INC
filed 2010-08-13
CIK 64472

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2010

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

Large accelerated filer	☐	Accelerated Filer	☐

Non-accelerated Filer	☐ (Do not check if a smaller reporting company)	Smaller Reporting Company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at August 12, 2010
Common stock, $.10 par value	7,984,872 shares
Class B stock, $.10 par value	1,532,998 shares

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

Part I. Financial Information

GENCOR INDUSTRIES, INC.

Condensed Consolidated Balance Sheets

(In thousands except per share data)

	June 30 2010 (Unaudited)	September 30 2009

ASSETS
Current assets:
Cash and cash equivalents	$2,456	$3,677
Marketable securities at fair value (cost $69,189 at June 30, 2010 and $56,651 at September 30, 2009)	68,953	57,530
Account receivable, less allowance for doubtful accounts of $2,946 at June 30, 2010 and $2,458 at September 30, 2009	3,625	5,681
Costs and estimated earnings in excess of billings	427	4,530
Inventories, net	18,478	22,240
Prepaid expenses	1,706	1,554

Total Current Assets	95,645	95,212

Property and equipment, net	7,635	8,207
Other assets	360	444

Total Assets	$103,640	$103,863

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Account payable	$1,618	$2,342
Customer deposits	899	786
Deferred income taxes	1,007	1,144
Accrued expenses	3,661	2,579

Total Current Liabilities	7,185	6,851

Deferred income taxes	—	715

Total Liabilities	7,185	7,566

Commitments and contingencies
Shareholder’s equity:
Preferred stock, par value $.10 per share; authorized 300 shares, none issued	—	—
Common stock, par value $.10 per share; 15,000 shares authorized; 8,080 shares issued and 7,985 shares outstanding at June 30, 2010, 8,080 shares issued and outstanding at September 30, 2009	808	808
Class B Stock, par value $.10 per share; 6,000 shares authorized; 1,533 shares issued and outstanding	153	153
Capital in excess of par value	10,542	10,542
Company shares held in treasury, at cost; 95 shares	(738)	—
Retained earnings	85,690	84,794

Total Shareholders’ Equity	96,455	96,297

Total Liabilities and Shareholders’ Equity	$103,640	$103,863

See accompanying Notes to Condensed Consolidated Financial Statements

GENCOR INDUSTRIES, INC.

Condensed Consolidated Statements of Operations

(Unaudited)

(In thousands except per share data)

	For the Quarters Ended June 30,		For the Nine Months Ended June 30,
	2010	2009	2010	2009

Net revenue	$12,684	$11,674	$47,796	$46,350

Costs and expenses:
Production costs	11,176	9,724	38,464	37,205
Product engineering and development	607	538	1,910	1,747
Selling, general and administrative	2,419	2,024	7,557	7,635
Loss on sale of assets	—	560	—	560

	14,202	12,846	47,931	47,147

Operating loss	(1,518)	(1,172)	(135)	(797)

Other income (expenses):
Interest and dividend income, net of fees	695	473	1,912	1,525
Interest expense	—	(18)	—	(50)
Income from investees	—	—	163	48
Realized and unrealized gains (losses) on marketable securities	(2,058)	(289)	(1,873)	(2,781)
Other	754	105	778	73

	(609)	271	980	(1,185)

Income (loss) before income taxes (benefit)	(2,127)	(901)	845	(1,982)
Income taxes (benefit)	(551)	(173)	(51)	(582)

Net income (loss)	$(1,576)	$(728)	$896	$(1,400)

Basic income (loss) per common share:
Net income (loss) per share	$(0.16)	$(0.08)	$0.09	$(0.15)

Diluted income (loss) per common share:
Net income (loss) per share	$(0.16)	$(0.08)	$0.09	$(0.15)

See accompanying Notes to Condensed Consolidated Financial Statements

GENCOR INDUSTRIES, INC.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

(In thousands)

	For the Nine Months Ended June 30,
	2010	2009

Cash flows from operations:
Net income (loss)	$896	$(1,400)
Adjustments to reconcile net income (loss) to cash provided by (used in) operating activities:
Purchases of marketable securities	(70,910)	(47,213)
Proceeds from sale and maturity of marketable securities	57,802	39,709
Change in fair value of marketable securities	1,744	2,792
Deferred income taxes	(852)	—
Depreciation and amortization	671	680
Income from investees	(163)	(48)
Provision for doubtful accounts	570	350
Loss on sale of assets	—	560
Gain on shareholder legal settlement	(738)	—
Change in assets and liabilities:
Accounts receivable	1,495	2,039
Costs and estimated earnings in excess of billings	4,103	6,728
Inventories	3,825	(152)
Prepaid expenses	(152)	2
Account payable	(724)	(2,021)
Customer deposits	113	(829)
Accrued expenses and other	1,109	(606)

Total adjustments	(2,107)	1,991

Cash flows (used in) provided by operating activities	(1,211)	591

Cash flows provided (used) by investing activities:
Distributions from unconsolidated investees	163	48
Capital expenditures	(173)	(208)
Proceeds from sale of UK operations, net of cash disposed	—	(345)

Cash flows (used in) investing activities	(10)	(505)

Effect of exchange rate changes on cash and cash equivalents	—	(333)

Net decrease in cash and cash equivalents	(1,221)	(247)
Cash and cash equivalents at:
Beginning of period	3,677	4,068

End of period	$2,456	$3,821

See accompanying Notes to Condensed Consolidated Financial Statements

GENCOR INDUSTRIES, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

(All amounts in thousands, except per share data)

Note 1 – Basis of Presentation

The accompanying condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all material adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the quarter and nine months ended June 30, 2010 are not necessarily indicative of the results that may be expected for the year ending September 30, 2010.

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

Note 2 – Legal Settlement

During June 2010, the Company was the recipient of ninety-five thousand shares of Gencor common stock as a result of a settlement and release agreement on a lawsuit against Gencor shareholders related to alleged short-swing profits arising from purchases and sales of Gencor common stock by the defendants to the suit. The parties to the suit entered into the agreement for the sole purpose of resolving contested claims and disputes and avoiding the substantial costs associated with litigating the claims and disputes. No wrongdoing or liability was admitted to by the defendants. Other non-operating income includes $738 related to the market value based on closing bid price of the Gencor common stock upon receipt. The market value of the shares upon receipt is included in treasury stock in the accompanying condensed consolidated balance sheet as of June 30, 2010.

Note 3 – Marketable Securities

Marketable securities are categorized as trading securities and stated at fair value. Fair value is determined using the quoted closing or latest bid prices. Realized gains and losses on investment transactions are determined by specific identification and are recognized as incurred in the statements of operations. Net unrealized gains and losses are reported in the statements of operations and represent the change in the fair value of investment holdings during the period. At June 30, 2010, marketable securities consisted of $42,457 in corporate and municipal bonds, $25,207 in equity stocks and $1,289 in cash equivalents, and are included in the accompanying Condensed Consolidated Balance Sheets. At September 30, 2009, marketable securities consisted of $49,432 in corporate and municipal bonds, $7,148 in equity stocks and $950 in cash equivalents.

Note 4 – Fair Value Measurements

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

The following tables set forth, by level, within the fair value hierarchy, the Company’s assets measured at fair value as of June 30, 2010:

	Fair Value Measurements
	Level 1	Level 2	Level 3	Total
Equities	$25,207	$—	$—	$25,207
Corporate & Municipal Bonds	42,457	—	—	42,457
Cash Equivalents	1,289	—	—	1,289

	$68,953	$—	$—	$68,953

The following tables set forth, by level, within the fair value hierarchy, the Company’s assets measured at fair value as of September 30, 2009:

	Fair Value Measurements
	Level 1	Level 2	Level 3	Total
Equities	$7,148	$—	$—	$7,148
Corporate & Municipal Bonds	49,432	—	—	49,432
Cash Equivalents	950	—	—	950

	$57,530	$—	$—	$57,530

Note 5 – Inventories

The components of inventory consist of the following:

	June 30, 2010	September 30, 2009
Raw materials	$12,517	$13,063
Work in process	758	2,829
Finished goods	4,864	5,858
Used equipment	339	490

	$18,478	$22,240

Note 6 – Costs and Estimated Earnings in Excess of Billings

The components of costs and estimated earnings in excess of billings on uncompleted contracts include the following:

	June 30, 2010	September 30, 2009
Costs incurred on uncompleted contracts	$5,855	$7,316
Estimated earnings	1,818	1,839

	7,673	9,155
Billings to date	7,246	4,625

	$427	$4,530

Note 7 – Earnings per Share Data

The following table sets forth the computation of basic and diluted earnings per share for the quarters and nine month periods ended June 30, 2010 and 2009:

	Quarter Ended June 30,		Nine Months Ended June 30,
	2010	2009	2010	2009
Net income (loss)	$(1,576)	$(728)	$896	$(1,400)

Common Shares:
Weighted average common shares outstanding	9,581	9,613	9,602	9,613
Effect of dilutive stock options	—	—	—	—

Diluted shares outstanding	9,581	9,613	9,602	9,613

Basic:
Net income (loss) per share	$(0.16)	$(0.08)	$0.09	$(0.15)

Diluted:
Net income (loss) per share	$(0.16)	$(0.08)	$0.09	$(0.15)

Note 8 – Comprehensive Income

The total comprehensive income (loss) for the quarter and nine month period ended June 30, 2010 were $(1,576) and $896, respectively. The total comprehensive loss for the quarter and nine month period ended June 30, 2009 was ($570) and ($1,529), respectively. Total comprehensive loss for the fiscal 2009 periods differs from net loss due to gains and losses resulting from foreign currency translation. Due to the disposal of its foreign operations in June 2009, the Accumulated Other Comprehensive Income was reduced to zero during 2009.

Note 9 – Income from Investees

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

In August 2005, the federal government passed the Safe, Accountable, Flexible and Efficient Transportation Equity Act - A Legacy for Users (“SAFETEA-LU”). This bill appropriated a multi-year guaranteed funding of $286.5 billion for federal highway, transit and safety programs that expired on September 30, 2009. On February 17, 2009, President Obama signed into law the American Recovery and Reinvestment Act of 2009 (“ARRA”), which included approximately $27.5 billion for highway and bridge construction activities. The ARRA and any future legislation approved by Congress could reduce infrastructure funding levels. In addition, funding restrictions can be imposed on states that do not comply with certain federal policies. On March 18, 2010, President Obama signed into law the Hiring Incentives to Restore Employment (HIRE) Act. This law extends authorization of the surface transportation programs previously funded under SAFETEA-LU through December 31, 2010 at 2009 levels. In addition, the HIRE Act authorizes a one-time transfer of $19.5 billion from the general fund to the highway trust fund related to previously foregone interest payments. Although the HIRE Act should help stabilize the federal highway program, the Company believes a new multi-year highway program would have the greatest positive impact on the road construction industry and allow its customers to plan and execute longer term projects. The Company believes that its customers are waiting on the states to move forward with potential projects as their purchasing decisions are significantly influenced by the federal government’s legislation on federal road building funding. The Company believes any new funding will have a positive impact on the Company’s financial performance, although the magnitude of that improvement cannot be determined.

Economic downturns like the one currently being experienced generally result in reduced purchasing within the Company’s served markets and thus have a direct impact on sales and tend to increase the pricing pressures on the Company’s products resulting in lower pricing and margins. The market price for an asphalt plant ranges from $2 to $6 million and may require the buyers to obtain financing. The current state of the financial industry and the tightening of the credit markets have had an adverse impact on the Company’s customers’ attitudes toward purchasing new equipment.

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

Results of Operations

Quarter Ended June 30, 2010 versus June 30, 2009

Net sales for the quarter ended June 30, 2010 and 2009 were $12,684 and $11,674, respectively. Sales in this third quarter of fiscal 2010 dropped significantly from the $24,042 in the second quarter of 2010 as the majority of the plant sales that were booked earlier in the year shipped prior to the end of March 2010 to meet the start of the asphalt-paving season. Although we continue to quote our customers on new plant proposals, actual bookings are slow to materialize as the road-building industry continues to languish under the current economic conditions. The Company’s operations are concentrated in the asphalt-related business and subject to a seasonal slow-down during the third and fourth quarters of the calendar year.

As a percent of sales, gross profit margins decreased from 16.7% in the quarter ended June 30, 2009 to 11.9% in the quarter ended June 30, 2010. Gross margins decreased in 2010 primarily due to unfavorable manufacturing efficiencies from reduced production volumes and less than proportionate decreases in manufacturing expenses.

Product engineering and development expenses increased $69 and selling, general and administrative expenses increased $395 in the quarter ended June 30, 2010 compared to the quarter ended June 30, 2009 due to increased sales and compensation related expenses for certain key employee additions.

The Company had an operating loss of $1,518 for the quarter ended June 30, 2010 versus an operating loss of $1,172 for the quarter ended June 30, 2009. The increased operating loss was primarily due to the unfavorable manufacturing variances and increased selling, general and administrative expenses.

For the quarter ended June 30, 2010, net investment interest and dividend income from the investment portfolio was $695 as compared to $473 in the quarter ended June 30, 2009. The net realized and unrealized losses on marketable securities were $2,058 for the quarter ended June 30, 2010 versus losses of $289 for the quarter ended June 30, 2009. The net investment losses included in the current quarter reflect the overall dip in the market at the end of June 2010. Through August 4, 2010 the investment returns had recovered the losses experienced during the third quarter, however, we cannot guaranty that we will not experience losses during future periods.

During June 2010, the Company was the recipient of ninety-five thousand shares of Gencor common stock as a result of a settlement and release agreement on a lawsuit against Gencor shareholders related to alleged short-swing profits arising from purchases and sales of Gencor common stock by the defendants to the suit. The parties to the suit entered into the agreement for the sole purpose of resolving contested claims and disputes and avoiding the substantial costs associated with litigating the claims and disputes. No wrongdoing or liability was admitted to by the defendants. Other non-operating income includes $738 related to the market value based on closing bid price of the Gencor common stock upon receipt. The market value of the shares upon receipt is included in treasury stock in the accompanying condensed consolidated balance sheet as of June 30, 2010.

The effective income tax rate for the quarter ended June 30, 2010 was a benefit of 25.9% versus a benefit of 19.2% for the quarter ended June 30, 2009. The change in the effective tax rate between periods is primarily due to the effect of tax exempt interest income and the timing of realized gains and losses.

Nine Months Ended June 30, 2010 versus June 30, 2009

Net sales for the nine months ended June 30, 2010 and 2009 were $47,796 and $46,350, respectively. The sales shortfall in the first quarter of fiscal 2010 from the impact of the recessionary economy and tightening of credit availability was offset in the second fiscal quarter from increased foreign plant sales. Sales related to the Company’s former United Kingdom operations included in the nine months ended March 31, 2009 were $1,118. The Company divested its operations in the United Kingdom in June 2009.

As a percent of sales, gross profit margins were relatively flat between periods at 19.5% in the nine months ended June 30, 2010 and 19.7% in the nine months ended June 30, 2009.

Product engineering and development expenses increased 9.3% or $163 and selling, general and administrative expenses decreased 1.0% or $78 in the nine months ended June 30, 2010 compared to the nine months ended June 30, 2009. Overall these expenses were up slightly on a 3.1% increase in sales.

The Company had an operating loss of $135 for the nine months ended June 30, 2010 versus a loss of $797 for the nine months ended June 30, 2009. The operating loss for the nine months ended June 30, 2009 included a loss on disposal of the United Kingdom operation of $560.

For the nine months ended June 30, 2010, net investment interest and dividend income from the investment portfolio was $1,912 as compared to $1,525 in the nine months ended June 30, 2009. The net realized and unrealized losses on marketable securities were $1,873 for the nine months ended June 30, 2010 versus losses of $2,781 for the nine months ended June 30, 2009.

The effective income tax rate for the nine months ended June 30, 2010 was a benefit of 6.0% versus a benefit of 29.4% for the nine months ended June 30, 2009. The change in the effective tax rate between periods is primarily due to operating losses incurred during fiscal 2009 versus operating income in fiscal 2010, the effect of tax exempt income from certain governmental securities and the timing of realized gains and losses.

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

The Company amended the Credit Agreement on July 23, 2009 (the “Third Amendment”). The Credit Agreement was set to expire on July 31, 2009, and rather than let it expire, the Company elected to amend the agreement and reduce the amount of the Credit Facility from $20 million to $1.5 million. The Credit Facility also included a $1.285 million limit on letters of credit, which was reduced from the original $2 million limit. The Company elected to reduce its Credit Facility because it believed the higher amount associated with the original line was not needed and was an unnecessary cost. Pursuant to the Third Amendment, the Company’s Credit Facility was extended through April 30, 2010. Under the Third Amendment, substantially all representations, warranties, covenants, rights, duties and obligations set forth in the original agreement continued to apply.

The Credit Agreement expired on April 30, 2010. The Company is currently evaluating its needs and options for a new revolving credit facility.

The Company had no long-term or short-term debt outstanding at June 30, 2010 or September 30, 2009. In March 2010 the Company replaced its outstanding letters of credit by funding $975 in cash deposits at insurance companies to cover collateral requirements.

As of June 30, 2010, the Company had $2,456 in cash and cash equivalents, and $68,953 in marketable securities. The marketable securities are invested through a professional investment advisor. The securities may be liquidated at any time into cash and cash equivalents.

The Company’s working capital (defined as current assets less current liabilities) was equal to $88,460 at June 30, 2010 and $88,361 at September 30, 2009. For the nine months ended June 30, 2010, accounts receivable and inventories decreased, as the majority of plants and plant component sales for the period were manufactured, shipped and paid for while controlling inventory spending to match sales orders. Costs and estimated earnings in excess of billings decreased as jobs were completed, shipped and final billed. Accounts payable decreased with the reduced sales and related spending in the current quarter. The increase in accrued expenses includes $700 for income taxes payable.

Cash used in operations during the nine months ended June 30, 2010 was $1,211. Cash flows from investing activities during the nine months ended June 30, 2010 were related to capital expenditures and $163 of income from Investees. There were no cash disbursements or receipts related to financing activities during the nine months ended June 30, 2010.

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

Investment in Unconsolidated Investees

As of June 30, 2010 the Company owned a 45% interest in Carbontronics LLC and a 25% interest in Carbontronics Fuels LLC and Carbontronics II LLC. These interests were obtained as part of contracts to build four synthetic fuel production plants during 1998. The Company has no basis in these equity investments or requirement to provide future funding. Any income arising from these investments was dependent upon tax credits (adjusted for operating losses at the fuel plants) being generated as a result of synthetic fuel production, which were recorded as received. The synthetic fuel tax credit legislation expired at the end of calendar year 2007.

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

At June 30, 2010 and September 30, 2009 the Company had no debt outstanding. Under the Credit Agreement (expired April 30, 2010), substantially all of the Company’s borrowings, if any, would bear interest at variable rates based upon the prime rate or LIBOR.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Company’s Chief Executive Officer and Principal Financial and Accounting Officer evaluated the effectiveness of the design and operation of the Company’s “disclosure controls and procedures” (as defined in Rule 13a-15(e)) under the Exchange Act as of the end of the period covered by this Report. Based upon that evaluation, the Chief Executive Officer and the Principal Financial and Accounting Officer concluded that, as of the end of the period covered by this Report, the Company’s disclosure controls and procedures are effective.

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

Changes in Internal Control over Financial Reporting

The Company’s management, including the Chief Executive Officer and Principal Financial and Accounting Officer, has reviewed the Company’s internal control over financial reporting. There were no changes in the Company’s internal control over financial reporting during the quarter and nine month period ended June 30, 2010 that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Part II. Other Information

Item 6. Exhibits

(a)	Exhibits

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a – 14(a) of the Securities Exchange Act of 1934, as amended

31.2	Certification of President and Principal Financial and Accounting Officer Pursuant to Rule 13a – 14(a) of the Securities Exchange Act of 1934, as amended

32	Certifications of Chief Executive Officer and Principal Financial and Accounting Officer Pursuant to 18 U. S. C. Section 1350.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

GENCOR INDUSTRIES, INC.

/s/ E.J. Elliott
E.J. Elliott
Chairman and Chief Executive Officer

August 13, 2010

/s/ Marc G. Elliott
Marc G. Elliott
President and Principal Financial and Accounting Officer

August 13, 2010