Form 10-K/A
period 2009-09-30
GENCOR INDUSTRIES INC
filed 2010-12-01
CIK 64472

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

(Amendment No. 1)

(Amending Part III, Item 10 & Part IV, Item 15)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended September 30, 2009

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File No. 001-11703

GENCOR INDUSTRIES, INC.

Incorporated in the State of Delaware	I.R.S. Employer Identification No. 59-0933147

5201 North Orange Blossom Trail, Orlando, Florida 32810

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

Caution Concerning Forward-Looking Statements

This Amendment No. 1 to Annual Report on Form 10-K (the “Report”) and the Company’s other communications and statements may contain “forward-looking statements,” including statements about the Company’s beliefs, plans, objectives, goals, expectations, estimates, projections and intentions. These statements are subject to significant risks and uncertainties and are subject to change based on various factors, many of which are beyond the Company’s control. The words “may,” “could,” “should,” “would,” “believe,” “anticipate,” “estimate,” “expect,” “intend,” “plan,” “target,” “goal,” and similar expressions are intended to identify forward-looking statements. All forward-looking statements, by their nature, are subject to risks and uncertainties. Any forward-looking statements made by the Company herein speak as of the date of this Report. The Company does not undertake to update any forward-looking statement, except as required by law.

GENCOR INDUSTRIES, INC

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-K/A to our Annual Report on Form 10-K for the year ended September 30, 2009, originally filed with the Securities and Exchange Commission (the “SEC”) on December 29, 2009 (the “Original Filing”), is being filed to reflect changes (solely the addition of the ages of the Directors and Executive Officers of the Company) to Part III, Item 10, Directors, Executive Officers and Corporate Governance, and Part IV, Item 15 (to contain currently dated certifications of the Chief Executive Officer and Acting Chief Financial Officer), of the Original Filing.

The Original Filing for Item 10 “Directors, Executive Officers and Corporate Governance” did not include such disclosure.

Except as described above, this Amendment No. 1does not revise, update or in any way affect any information or disclosures contained in the Original Filing, and we have not updated the disclosures contained herein to reflect events that occurred at a later date. This Amendment No. 1 is effective for all purposes as of the date of the filing of the Original Filing.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The names of the Directors and Executive Officers of the Company are listed in the following table:

NAME AND PRINCIPAL OCCUPATION OR EMPLOYMENT (1)	AGE	FIRST BECAME A DIRECTOR	FIRST BECAME AN EXECUTIVE OFFICER
Directors for Class B Stockholders:

E. J. Elliott (2) (3) (6) Chairman of the Board and Chief Executive Officer	80	1968	1968

Marc G. Elliott (2) (3) (6) President	44	2007	1993

Randolph H. Fields (2) (6) (8) Attorney, Greenberg Traurig, P.A. since 1995	68	2002

David A. Air (5) Consultant, Synuthane International Inc., 2009 Engineering / Sales Consulting Rubbercraft Inc., 1994 to 1999	77	2004

Edward A. Moses, Ph. D. (5) (7) Bank of America Professor of Finance at the Roy. E. Crummer Graduate School of Business, Rollins College, since 1989	67	2007

Director for Common Stock Stockholders:

Cort J. Dondero (5) Founder of Dondero and Associates President of Georgia Aggregates for Florida Rock Industries - 2006 to 2007 Vice President & General Manager, Vulcan Materials Company 2007 to 2008	58	2008

Executive Officers: (4)

Dennis B. Hunt Senior Vice President Vice President, Vulcan Materials Company, Western Division - 1999 to 2004	53		2008

L. Ray Adams (9) Chief Financial Officer and Treasurer Chief Financial Officer and Vice President of Finance, Oregon Steel Mills, Inc. – 1991 to 2007	59		2009

Jeanne M. Lyons Secretary	51		1996

(1)	Except as otherwise indicated, there has been no change in principal occupation or employment during the past five years.

(2)	Member of the Executive Committee.
(3)	E.J. Elliott is the father of Marc G. Elliott.
(4)	Each executive officer holds office until his successor has been elected and qualified, or until his earlier resignation or removal.
(5)	Member of the Audit Committee and Compensation Committee.
(6)	Member of the Nominating Committee.
(7)	Member of the Audit Committee and Financial Expert.
(8)	Member of Compensation Committee.
(9)	Mr. Adams was appointed Chief Financial Officer and Treasurer effective November 12, 2009

All other information required by this Item 10 is incorporated herein by reference to the Company’s definitive 2010 Proxy Statement for the Annual Meeting of Stockholders.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

Exhibit Index

EXHIBIT NUMBER	DESCRIPTION	FILED HEREWITH

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a – 14(a) of the Securities Exchange Act of 1934, as amended	X

31.2	Certification of Chief Financial Officer Pursuant to Rule 13a – 14(a) of the Securities Exchange Act of 1934, as amended	X

32.1	Certifications of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U. S. C. Section 1350.	X

SIGNATURES

Pursuant to the requirements of Sections 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: November 30, 2010	GENCOR INDUSTRIES, INC.
(Registrant)

/s/ E.J. Elliott
E.J. Elliott
Chairman and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ E.J. Elliott		/s/ Marc G. Elliott
E.J. Elliott	November 30, 2010	Marc G. Elliott	November 30, 2010
Chairman and Chief Executive Officer		President, Director and Acting Chief Financial Officer
(Principal Executive Officer)		(Principal Financial and Accounting Officer)

/s/ James P. Sharp		/s/ Cort J. Dondero
James P. Sharp	November 30, 2010	Cort Dondero	November 30, 2010
Director		Director

/s/ Randolph H. Fields		/s/ David A. Air
Randolph H. Fields	November 30, 2010	David A. Air	November 30, 2010
Director		Director