Form 10-K
period 2010-09-30
GENCOR INDUSTRIES INC
filed 2010-12-22
CIK 64472

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10 – K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended September 30, 2010

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes    ☒  No

The aggregate market value of the common equity held by non-affiliates computed by reference to the price at which the common equity was last sold as of the last business day of the most recently completed second fiscal quarter was $50,453,032.

Indicate the number of shares outstanding of each of the Registrant’s classes of Common Stock, as of the latest practicable date: 8,008,632 shares of Common Stock ($.10 par value) and 1,509,238 shares of Class B Stock ($.10 par value) as of December 17, 2010.

DOCUMENTS INCORPORATED BY REFERENCE

Part III of this Form 10-K is incorporated by reference from the Registrant’s 2011 Proxy Statement for the Annual Meeting of the Stockholders.

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

The Company designs, manufactures and sells machinery and related equipment used primarily for the production of asphalt and highway construction materials. The Company’s principal core products include asphalt plants, combustion systems and fluid heat transfer systems. The Company believes that its technical and design capabilities, environmentally friendly process technology, and wide range of products have enabled it to become a leading producer of highway construction materials, synthetic fuels and environmental control equipment worldwide. The Company believes it has the largest installed base of asphalt production plants in the United States.

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

The Company received $48,000 of distributions in fiscal 2009 and $163,000 of distributions in fiscal 2010.

Products

Asphalt Plants. The Company manufactures and produces hot-mix asphalt plants used in the production of asphalt paving materials. The Company also manufactures related asphalt plant equipment including hot mix storage silos, fabric filtration systems, cold feed bins and other plant components. The Company’s H&B (Hetherington and Berner) product line is the world’s oldest asphalt plant line, first manufactured in 1894. The Company’s subsidiary, Bituma Corporation, formerly known as Boeing Construction Company, developed the continuous process for asphalt production, which has been adopted as the United States industry’s standard technology, as well as patented the Gencor counter flow technology, several adaptations of which have become the industry standard, which recaptures and burns emissions and vapors, resulting in a cleaner and more efficient process. The Company manufactures a very comprehensive range of fully mobile batch plants, as well as trommel screens.

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

Sales Backlog

The Company’s manufacturing processes allow for a relatively short turnaround from the order date to shipment date of usually less than ninety days. Therefore, the size of the Company’s backlog should not be viewed as an indicator of the Company’s annualized revenues or future financial results. The Company’s backlog was approximately $11.4 million and $13 million as of December 1, 2010 and December 1, 2009, respectively.

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

Employees

As of September 30, 2010, the Company employed a total of 214 employees, all in its domestic operations. The Company has collective bargaining agreements covering production and maintenance employees at its Marquette, Iowa facility. The remaining domestic employees are not represented by a labor union or collective bargaining agreement. The Company believes that its relationship with its employees is good.

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

The business may be adversely affected by the current economic downturn.

The domestic and international economies are experiencing a significant downturn. This downturn has been magnified by the tightening of the credit markets. The domestic and international markets may remain depressed for an undeterminable period of time. The Company’s sales to contractors are dependent on construction and infrastructure spending and availability of credit to its customers. Changes in construction and governmental spending have had and could continue to have a material adverse effect on the Company’s results of operations.

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

Many contractors depend on funding by federal and state agencies for highway, transit and infrastructure programs. Future legislation may increase or decrease government spending, which if decreased, could have a negative affect on the Company’s financial condition or results of operations. Federal funding of infrastructure may be decreased in the future, especially since the United States is currently experiencing an economic downturn.

If the Company fails to comply with requirements relating to internal control over financial reporting under Section 404 of the Sarbanes-Oxley Act, the business could be harmed and its stock price could decline.

Rules adopted by the Securities and Exchange Commission pursuant to Section 404 of the Sarbanes-Oxley Act of 2002 require the Company to assess its internal control over financial reporting annually. The rules governing the standards that must be met for management to assess its internal control over financial reporting are complex. They require significant documentation, testing, and possible remediation of any significant deficiencies in and/or material weaknesses of internal controls in order to meet the detailed standards under these rules. The Company has evaluated its internal control over financial reporting as effective as of September 30, 2010. See Item 9A(T) – Controls and Procedures – Management’s Annual Report on Internal Control over Financial Reporting. Although the Company has evaluated its internal control over financial reporting as effective as of September 30, 2010, in future fiscal years, the Company may encounter unanticipated delays or problems in assessing its internal control over financial reporting as effective or in completing its assessments by the required dates. In addition, the Company cannot assure you that its independent registered public accountants will attest that internal control over financial reporting are effective in future fiscal years. If the Company cannot assess its internal control over financial reporting as effective, investor confidence and share value may be negatively impacted.

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

None

ITEM 2.	PROPERTIES

The following table lists the operating properties owned by the Company as of September 30, 2010:

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

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters submitted during the fourth quarter of this fiscal year to a vote of security holders.

PART II

ITEM 5.	MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER’S PURCHASES OF EQUITY SECURITIES

The Company’s stock has been traded on the NASDAQ Global Market under the symbol “GENC” since December 20, 2007.

Following are the high and low closing prices for the Company’s common stock for the periods indicated:

2010	HIGH	LOW
First Quarter	$8.56	$7.03
Second Quarter	$7.91	$6.76
Third Quarter	$8.15	$7.30
Fourth Quarter	$7.86	$6.83

2009	HIGH	LOW
First Quarter	$8.73	$4.81
Second Quarter	$8.44	$5.60
Third Quarter	$8.70	$6.25
Fourth Quarter	$8.70	$6.05

As of September 30, 2010, there were 294 holders of common stock of record and six holders of Class B Stock of record. The Company has not paid any dividends during the last two fiscal years and there is no intention to pay cash dividends in the foreseeable future.

EQUITY COMPENSATION PLANS

The following table includes information about the Company’s common stock that may be issued upon exercise of options, warrants and rights under all of the existing equity compensation plans and arrangements previously approved by security holders as of September 30, 2010:

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

COMPARATIVE 5 YEAR CUMULATIVE RETURN GRAPH

The following graph sets forth the cumulative total stockholder return (assuming reinvestment of dividends) to the Company’s stockholders during the five-year period ended September 30, 2010, as well as the Wilshire Small Capitalization Index and the Dow Jones Heavy Construction Index. The stock performance assumes $100 was invested on October 1, 2005.

Comparison of Cumulative Total Return among Gencor Industries, Inc., the

Wilshire Small Capitalization Index and the Dow Jones Heavy Construction Index

With Base Year of 2005:	9/30/2005	9/30/2006	9/30/2007	9/30/2008	9/30/2009	9/30/2010
Gencor Industries, Inc.	100.00	113.50	121.47	99.14	105.52	87.61
DJ Heavy Construction Index	100.00	118.83	239.58	153.07	144.56	136.10
Wilshire Small Cap Index	100.00	102.47	108.56	86.17	82.85	90.94

On December 17, 2010, the Company’s stock was available for trading on the NASDAQ Global Market under the symbol “GENC”.

ITEM 6.	SELECTED FINANCIAL DATA

	Years Ended September 30
	2010	2009	2008	2007	2006
	(in thousands, except per share data)
Net Revenue	$55,587	$56,789	$88,343	$75,286	$67,107
Operating Income (Loss)	(3,049)	(4,769)	6,848	6,333	1,359
Net Income (Loss)	2,969	(2,551)	15,247	18,495	11,587
Per Share Data:
Basic – Net Income (Loss)	$0.31	$(0.27)	$1.59	$1.91	$1.17
Diluted – Net Income (Loss)	$0.31	$(0.27)	$1.59	$1.91	$1.17

Selected Balance Sheet Data:	September 30
	2010	2009	2008	2007	2006
	(in thousands)
Current Assets	$99,096	$95,806	$105,216	$96,392	$67,634
Current Liabilities	6,174	5,707	12,807	14,048	11,888
Total Assets	107,227	104,457	114,217	104,227	80,974
Long Term Debt	—	—	—	—	—
Shareholders’ Equity	98,528	96,297	99,015	83,781	63,043

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

In August 2005, the federal government passed the Safe, Accountable, Flexible and Efficient Transportation Equity Act - A Legacy for Users (“SAFETEA-LU”). This bill appropriated a multi-year guaranteed funding of $286.5 billion for federal highway, transit and safety programs that expired on September 30, 2009. On February 17, 2009, President Obama signed into law the American Recovery and Reinvestment Act of 2009 (“ARRA”), which included approximately $27.5 billion for highway and bridge construction activities. The ARRA and any future legislation approved by Congress could reduce infrastructure funding levels. In addition, funding restrictions can be imposed on states that do not comply with certain federal policies. On March 18, 2010, President Obama signed into law the Hiring Incentives to Restore Employment (“HIRE”) Act. This law extends authorization of the surface transportation programs previously funded under SAFETEA-LU through December 31, 2010 at 2009 levels. In addition, the HIRE Act authorizes a one-time transfer of $19.5 billion from the general fund to the highway trust fund related to previously foregone interest payments. Although the HIRE Act should help stabilize the federal highway program, the Company believes a new multi-year highway program would have the greatest positive impact on the road construction industry and allow its customers to plan and execute longer term projects. The Company believes that its customers are waiting on the states to move forward with potential projects as their purchasing decisions are significantly influenced by the federal government’s legislation on federal road building funding. The Company believes any new funding will have a positive impact on the Company’s financial performance, although the magnitude of that improvement cannot be determined.

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

Economic downturns like the one currently being experienced generally result in reduced purchasing within the Company’s served markets and thus have a direct impact on sales and tend to increase the pricing pressures on the Company’s products resulting in lower pricing and margins. The Company’s typical sales of asphalt plants are in the $2 to $4 million range and may require the Company’s customers to obtain some sort of financing. The current state of the financial industry, the tightening of the credit markets and the higher interest rates, have had an adverse impact on the Company’s customers’ attitudes toward purchasing new equipment. On the positive side, the reduced value of the US dollar has resulted in more interest from international customers.

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

Steel is a major component used in manufacturing the Company’s equipment. Steel prices were at historically high levels during 2008 and the Company increased sales prices during 2008 to offset the rising steel costs. During the fourth quarter of 2008, steel prices retreated sharply from their 2008 highs and continued the downward trend through the first half of 2009 with subsequent moderate increases during the remainder of 2009 and first half of 2010. In the current economy and competitive environment, the Company does not expect to be able to raise prices to cover the increasing costs of steel and its financial results could be negatively affected.

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

Results of Operations

Year ended September 30, 2010 compared with the year ended September 30, 2009

Net revenues for the year ended September 30, 2010 decreased $1.2 million to $55.6 million from $56.8 million for the year ended September 30, 2009. Net revenues in fiscal 2009 included $1.1 million related to the Company’s former operations in the United Kingdom which were sold in June 2009. The Company’s revenues are concentrated in the asphalt-related business and are subject to a seasonal slow-down during the third and fourth quarters of the calendar year.

Gross margins for fiscal 2010 and 2009 were $9.2 million and as a percent of net revenues were 16.5% in 2010 and 16.3% in 2009. Margins were positively impacted by a $641,000 reduction in LIFO reserves in 2010 and a $1.1 million reduction in LIFO reserves in 2009.

Product engineering and development costs in fiscal 2010 were relatively unchanged from 2009. Selling and administrative expenses decreased $1.2 million to $9.5 million during 2010 due primarily to a decrease in professional fees and reduced bad debt expenses.

Fiscal 2010 had an operating loss of $3.0 million versus a loss of $4.8 million in 2009. The 2009 operating loss includes a $0.6 million loss related to the sale of the UK operations. Overall the reduced losses in 2010 primarily resulted from reduced selling, general and administrative expenses and the absence of the 2009 loss on disposal of the UK operations.

In June 2010, the Company was the recipient of ninety-five thousand shares of Company common stock as a result of a settlement and release agreement on a lawsuit against certain Company shareholders. The lawsuit related to alleged short-swing profits arising from purchases and sales of Company common stock by the defendants to the suit. The parties to the suit entered into the agreement for the sole purpose of resolving contested claims and disputes and avoiding the substantial costs associated with litigating the claims and disputes. No wrongdoing or liability was admitted to by the defendants. In 2010, other non-operating income and treasury stock include $738,000 related to the estimated fair value of the stock received.

During the year ended September 30, 2010, the Company transferred a net $11,450,000 from its operating cash accounts to its investment portfolio. As of September 30, 2010 and 2009, the cost basis of the investment portfolio was $69.5 million and $56.7 million, respectively. For the year ended September 30, 2010, net investment interest and dividend income (“Investment Income”) was $3.1 million versus Investment Income of $2.2 million in 2009. The net realized and unrealized gains on marketable securities were $1.4 million in 2010 versus losses of $2.5 million in 2009. Total cash and investment balance at September 30, 2010 was $76.3 million compared to the September 30, 2009 cash and investment balance of $61.2 million.

The Company recognized income from Investees of $163,000 for the year ended September 30, 2010 and $48,000 for the year ended September 30, 2009 (see Part 1, Item 1 of this Report).

The effective income tax rate for 2010 was a benefit of 25.9% whereas the effective income tax rate was a benefit of 50.1% for 2009. The change in the effective tax rate between years is mainly due to operating losses incurred during 2009 versus profit in 2010, the tax effect of the benefit from prior year net operating loss carry forward, the effect of the tax exempt stock settlement and the effect of tax exempt interest income and unrealized gains (see Note 6 to Consolidated Financial Statements).

Liquidity and Capital Resources

The Company generates capital resources through operations and returns on its investments. During fiscal 2009 and 2010, the Company received cash distributions from Investees of $48,000 and $163,000, respectively. The Company does not expect to receive any significant distributions from Investees in subsequent periods.

The Company had maintained a Revolving Credit and Security Agreement (“Credit Agreement”) with PNC Bank, N.A. The Credit Agreement originally established a three year revolving $20 million credit facility (“Credit Facility”) and was renewed through July 31, 2009. The Credit Facility provided for advances based on accounts receivable, inventory, and real estate. The facility included a $2 million limit on letters of credit. The interest rate at September 30, 2009, was LIBOR plus 2.00%. The Company was required to maintain a fixed charge coverage ratio of 1.1:1. There were no required repayments as long as there were no defaults and there was adequate eligible collateral. Substantially all of the Company’s assets were pledged as security under the Credit Agreement. However, the Company had no indebtedness under the Credit Agreement during the years ended September 30, 2010 and 2009.

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

The Credit Agreement expired on April 30, 2010. The Company does not currently require a credit facility but continues to review and evaluate its needs and options for such a facility.

The Company had no long term debt outstanding at September 30, 2010 or 2009. In March 2010, the Company replaced its outstanding letters of credit by funding $975,000 in cash deposits at insurance companies to cover related collateral needs.

As of September 30, 2010, the Company had $3.0 million in cash and cash equivalents, and $73.3 million in marketable securities. The marketable securities are invested through a professional investment advisor. The securities may be liquidated at any time into cash and cash equivalents.

The Company’s backlog was $7.8 million at September 30, 2010 versus $4.2 million at September 30, 2009. The Company’s working capital (defined as current assets less current liabilities) was $90.4 million at September 30, 2010 and $90.1 million at September 30, 2009. The reductions in accounts receivable of $3.1 million and costs and estimated earnings in excess of billings of $4.0 million were driven by the reduced order input and related revenues during the final two months of fiscal 2010 versus the same period in 2009. Inventories were reduced $5.0 million and accounts payable were down $1.0 million as the Company drove down its investment in inventory to match the lower level of operations and produce cash in the recessionary economy.

Cash used by operations during the year ended September 30, 2010 was $297,000. Cash used for investing activities during the year ended September 30, 2010 was $376,000.

The Company historically operated a manufacturing facility and sales office in the United Kingdom. The revenues of the UK operations have been insignificant to the Company’s financial results. In June 2009, the Company sold its UK operations for $0.6 million (not including transaction costs of $22,000) and recognized a loss of $0.6 million. The Company retained ownership of the land and building, the brand name (“General Combustion”), and the associated intellectual property (e.g. engineering drawings).

In terms of financing activities, there were no cash disbursements or receipts during the year ended September 30, 2010.

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

Estimates and Assumptions

In preparing the Consolidated Financial Statements, the Company uses certain estimates and assumptions that may affect reported amounts and disclosures. Estimates and assumptions are used, among other places, when accounting for certain revenue (e.g. contract accounting), expense, and asset and liability valuations. The Company believes that the estimates and assumptions made in preparing the Consolidated Financial Statements are reasonable, but are inherently uncertain. Assumptions may be incomplete or inaccurate and unanticipated events may occur. The Company is subject to risks and uncertainties that may cause actual results to differ from estimated results.

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

Investment in Unconsolidated Investees

As of September 30, 2010, 2009, and 2008, the Company owns a 45% interest in Carbontronics LLC and a 25% interest in Carbontronics Fuels LLC and Carbontronics II LLC. These interests were obtained as part of contracts to build four synthetic fuel production plants during 1998. The Company has no basis in these equity investments or requirement to provide future funding. Any income arising from these investments is dependent upon tax credits (adjusted for operating losses at the fuel plants) being generated as a result of synthetic fuel production, which will be recorded as received (see Part 1, Item 1 of this Report).

Inflation

The overall effects of inflation on the Company’s business during the periods discussed have not been significant. The Company monitors the prices it charges for its products and services on an ongoing basis and believes that it will be able to adjust those prices to take into account future changes in the rate of inflation.

Contractual Obligations

The following table summarizes the outstanding borrowings and long-term contractual obligations at September 30, 2010:

	Total	Less than 1 Year	1 – 3 Years	3 – 5 Years	More than 5 Years
Long-term debt	$—	$—	$—	$—	$—
Operating leases	108,000	61,000	44,000	3,000	—

Total	$108,000	$61,000	$44,000	$3,000	$—

There was no long-term debt facility in place and there were no outstanding letters of credit at September 30, 2010.

Off-Balance Sheet Arrangements

None

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company operates manufacturing facilities and sales offices principally located in the United States and, until June 2009, the United Kingdom. The Company is subject to business risks inherent in non-U.S. activities, including political and economic uncertainty, import and export limitations, and market risk related to changes in interest rates and foreign currency exchange rates. Periodically, the Company may use derivative financial instruments consisting primarily of interest rate hedge agreements to manage exposures to interest rate changes. The Company’s objective in managing its exposure to changes in interest rates on any future variable rate debt is to limit the impact on earnings and cash flow and reduce overall borrowing costs.

At September 30, 2010 and 2009 the Company had no debt outstanding. At September 30, 2010 there was no credit facility in place. The Company does not currently require a credit facility but continues to review and evaluate its needs and options for such a facility.

The Company’s marketable securities are invested in stocks and corporate and municipal bonds through a professional investment advisor. Investment securities are exposed to various risks such as interest rate, market and credit. Due to the level of risk associated with certain investment securities and the level of uncertainty related to changes in the value of securities, it is possible that changes in these risk factors could have an adverse material impact on the Company’s results of operations or equity.

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

In order to ensure that the Company’s internal control over financial reporting is effective, management regularly assesses such controls and did so most recently as of September 30, 2010. This assessment was based on criteria for effective internal control over financial reporting described in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management believes the Company maintained effective internal control over financial reporting as of September 30, 2010.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of Gencor Industries, Inc.:

We have audited the accompanying consolidated balance sheets of Gencor Industries, Inc. and subsidiaries as of September 30, 2010 and 2009, and the related consolidated statements of operations, shareholders’ equity and comprehensive income (loss), and cash flows for each of the years in the two-year period ended September 30, 2010. Gencor’s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Gencor Industries, Inc. as of September 30, 2010 and 2009, and the consolidated results of its operations, changes in shareholders’ equity and its cash flows for each of the years in the two-year period ended September 30, 2010, in conformity with accounting principles generally accepted in the United States of America.

MOORE STEPHENS LOVELACE, P.A.

Certified Public Accountants

Orlando, Florida

December 22, 2010

Part I. Financial Information

GENCOR INDUSTRIES, INC.

Consolidated Balance Sheets

	September 30	September 30
	2010	2009
ASSETS
Current assets:
Cash and cash equivalents	$3,004,000	$3,677,000
Marketable securities at fair value (Cost of $69,501,000 at September 30, 2010 and $56,651,000 at September 30, 2009)	73,327,000	57,530,000
Account receivable, less allowance for doubtful accounts of $1,803,000 at September 30, 2010 and $2,458,000 at September 30, 2009	1,979,000	5,681,000
Costs and estimated earnings in excess of billings	580,000	4,530,000
Inventories, net	17,341,000	22,240,000
Deferred income taxes	660,000	594,000
Prepaid expenses	2,205,000	1,554,000

Total current assets	99,096,000	95,806,000

Property and equipment, net	7,773,000	8,207,000
Other assets	358,000	444,000

Total assets	$107,227,000	$104,457,000

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Account payable	$1,373,000	$2,342,000
Customer deposits	1,478,000	786,000
Accrued expenses	3,323,000	2,579,000

Total current liabilities	6,174,000	5,707,000

Deferred and other income taxes	2,525,000	2,453,000

Total liabilities	8,699,000	8,160,000

Commitments and contingencies
Shareholder’s equity:
Preferred stock, par value $.10 share; authorized 300,000 shares; none issued	—	—
Common stock, par value $.10 per share; 15,000,000 shares authorized; 8,103,632 shares issued and 8,008,632 outstanding at September 30, 2010, and 8,079,872 shares issued and outstanding at September 30, 2009	810,000	808,000
Class B Stock, par value $.10 per share; 6,000,000 shares authorized; 1,509,238 shares issued and outstanding at September 30, 2010 and 1,532,998 shares issued and outstanding at September 30, 2009	151,000	153,000
Capital in excess of par value	10,542,000	10,542,000
Common shares held in treasury, at cost; 95,000 shares	(738,000)	—
Retained earnings	87,763,000	84,794,000

Total shareholder’s equity	98,528,000	96,297,000

Total Liabilities and Shareholder’s Equity	$107,227,000	$104,457,000

See accompanying Notes to Consolidated Financial Statements

GENCOR INDUSTRIES, INC.

Consolidated Statements of Operations

	For the Years Ended September 30,
	2010	2009
Net revenue	$55,587,000	$56,789,000

Cost and expense:
Production costs	46,436,000	47,541,000
Product engineering and development	2,700,000	2,718,000
Selling, general and administrative	9,500,000	10,739,000
Loss on sale of assets	—	560,000

	58,636,000	61,558,000

Operating loss	(3,049,000)	(4,769,000)

Other income (expenses):
Interest and dividend income, net of fees	3,101,000	2,155,000
Interest expense	—	(50,000)
Income from investees	163,000	48,000
Realized and unrealized gains (losses) on marketable securities	1,361,000	(2,493,000)
Other	783,000	(4,000)

	5,408,000	(344,000)

Income (loss) before income taxes	2,359,000	(5,113,000)
Income tax (benefit)	(610,000)	(2,562,000)

Net income (loss)	$2,969,000	$(2,551,000)

Basic earnings (loss) per common share:
Net income (loss)	$0.31	$(0.27)

Diluted earnings (loss) per common share:
Net income (loss)	$0.31	$(0.27)

See accompanying Notes to Consolidated Financial Statements

GENCOR INDUSTRIES, INC.

Consolidated Statements of Shareholders’ Equity and Comprehensive Income (Loss)

For the Years Ended September 30, 2010 and 2009

(in thousands)

	Common Stock		Common Stock Held in Treasury		Class B Stock		Capital in Excess of	Retained	Comprehensive	Accumulated Other Comprehensive	Total Shareholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Par Value	Earnings	Income (Loss)	Income (Loss)	Equity
September 30, 2008	8,080	$808	—	$—	1,533	$153	$10,542	$87,383		$129	$99,015
Net (loss)	—	—	—	—	—	—	—	(2,551)	$(2,551)	—	(2,551)
Translation adjustment	—	—	—	—	—	—	—	(38)	(129)	(129)	(167)
Comprehensive (loss)									$(2,680)

September 30, 2009	8,080	$808	—	$—	1,533	$153	$10,542	$84,794		$—	$96,297
Net income	—	—	—	—	—	—	—	2,969	$2,969	—	2,969
Treasury shares	—	—	(95)	(738)	—	—	—	—		—	(738)
Conversion of Class B Stock	24	2	—	—	(24)	(2)	—	—		—	—
Comprehensive income									$2,969

September 30, 2010	8,104	$810	(95)	$(738)	1,509	$151	$10,542	$87,763		$—	$98,528

See accompanying Notes to Consolidated Financial Statements.

GENCOR INDUSTRIES, INC.

Consolidated Statements of Cash Flows

	For the Years Ended September 30,
	2010	2009
Cash flows from operations:

Net income (loss)	$2,969,000	$(2,551,000)
Adjustments to reconcile net income (loss) to cash provided (used) by operations:
Purchase of marketable securities	(76,062,000)	(60,571,000)
Proceeds from sale and maturity of marketable securities	62,273,000	54,516,000
Change in value of marketable securities	(1,949,000)	2,501,000
Deferred income taxes	6,000	(2,490,000)
Depreciation and amortization	905,000	899,000
Income from investees	(163,000)	(48,000)
Provision for doubtful accounts	630,000	1,163,000
Loss on sale of assets	2,000	560,000
Gain on legal settlement	(738,000)	—
Change in assets and liabilities:
Accounts receivable	3,081,000	122,000
Costs and estimated earnings in excess of billings	3,950,000	4,427,000
Inventories	4,962,000	3,838,000
Prepaid expenses	(651,000)	1,823,000
Account payable	(969,000)	(2,020,000)
Customer deposits	692,000	(771,000)
Accrued expenses and other	765,000	(839,000)

Total adjustments	(3,266,000)	3,110,000

Cash flows provided (used) by operations	(297,000)	559,000

Cash flows (used) by investing activities:
Distributions from unconsolidated investees	163,000	48,000
Capital expenditures	(539,000)	(320,000)
Proceeds from sale of UK operations, net of cash disposed	—	(345,000)

Cash flows (used) by investing activities	(376,000)	(617,000)

Effect of exchange rate changes on cash	—	(333,000)

Net (decrease) in cash	(673,000)	(391,000)
Cash and cash equivalents at:
Beginning of period	3,677,000	4,068,000

End of period	$3,004,000	$3,677,000

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

These consolidated financial statements include the accounts of Gencor Industries, Inc. and its subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.

New Accounting Pronouncements and Policies

No new accounting pronouncements issued or effective during the fiscal year have had or are expected to have a material impact on the Company’s consolidated financial statements.

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

Earnings (Loss) per Share (“EPS”)

The financial statements include basic and diluted per share information. Basic earnings (loss) per share are based on the weighted average number of shares outstanding. Diluted earnings (loss) per share are based on the sum of the weighted average number of shares outstanding plus common share equivalents.

The following presents the calculation of the basic and diluted income (loss) per share for the years ended September 30, 2010 and 2009 (in thousands except per share data):

	2010			2009
	Net Income	Shares	EPS	Net (Loss)	Shares	EPS
Basic EPS	$2,969	9,581	$0.31	$(2,551)	9,613	$(0.27)
Diluted EPS	$2,969	9,581	$0.31	$(2,551)	9,613	$(0.27)

Cash Equivalents

Cash equivalents consist of short-term certificates of deposit and deposits in money market accounts with original maturities of three months or less.

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

The following tables set forth, by level, within the fair value hierarchy, the Company’s assets measured at fair value as of September 30, 2010:

	Fair Value Measurements
	Level 1	Level 2	Level 3	Total
Equities	$28,829,000	$—	$—	$28,829,000
Corporate & Municipal Bonds	43,229,000	—	—	43,229,000
Cash and Money Funds	1,269,000	—	—	1,269,000

Total	$73,327,000	$—	$—	$73,327,000

Unrealized gains as of September 30, 2010 were $3,238,000. Estimated interest accrued on the corporate and municipal bond portfolio was $588,000 at September 30, 2010.

The following tables set forth, by level, within the fair value hierarchy, the Company’s assets measured at fair value as of September 30, 2009:

	Fair Value Measurements
	Level 1	Level 2	Level 3	Total
Equities	$7,148,000	$—	$—	$7,148,000
Corporate & Municipal Bonds	49,432,000	—	—	49,432,000
Cash and Money Funds	950,000	—	—	950,000

Total	$57,530,000	$—	$—	$57,530,000

Unrealized gains and estimated accrued interest as of September 30, 2009 was $879,000.

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

Risk Management

Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash and cash equivalents, marketable securities, and accounts receivable. The Company maintains its cash accounts in various domestic financial institutions. Domestic funds are swept daily into interest-bearing overnight repurchase agreements invested in U.S. government securities. The marketable securities are invested in money funds, stocks and municipal bonds through a professional investment advisor. Investment securities are exposed to various risks such as interest rate, market and credit. The Company’s customers are not concentrated in any specific geographic region, but are concentrated in the road and highway construction industry. The Company extends limited credit to its customers based upon their creditworthiness and generally requires a significant up-front deposit before beginning construction and full payment subject to hold-back provisions, prior to shipment on asphalt plant orders. The Company establishes an allowance for doubtful accounts based upon the credit risk of specific customers, historical trends and other pertinent information.

Inventories

Inventories are stated at the lower of cost or market. The Company uses the last-in, first-out (LIFO) method of determining cost for substantially all inventories. All other inventories are accounted for using the first-in, first-out (FIFO) method.

Used equipment, acquired by the Company by trade-in from customers acquiring new equipment, is carried at the lower of trade-in value or estimated net realizable value.

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

Investment in Unconsolidated Investees

The Company owns a 45% interest in Carbontronics LLC and a 25% interest in Carbontronics Fuels LLC and Carbontronics II, LLC. These interests were earned as part of value of risk on contracts to build four synthetic fuel production plants during 1998. The Company has no basis in these equity investments or requirement to provide future funding. The operations of Carbontronics LLC consist of the receipt of contingent payments from the sales of the plants and the distribution thereof to its members. Carbontronics LLC has no other significant operations or assets. The operations of Carbontronics II, LLC consist of the receipt of royalty payments from the plants and the distribution thereof to its members. Carbontronics II, LLC has no other significant operations or assets. Any income arising from these investments is dependent upon tax credits (adjusted for operating losses at the fuel plants) being generated as a result of synthetic fuel production, which is recorded as received. The Company received $163,000 in fiscal 2010 and $48,000 in fiscal 2009.

The existing tax credit legislation expired at the end of calendar year 2007. Consequently, the four synthetic fuel plants were decommissioned. They were sold or transferred to site owners in exchange for a release of all contracted liabilities related to the removal of plants from the sites. The administrative partner informed the Company that there were no operations in calendar years 2008, 2009 or 2010 and almost all of the partnership affairs were finalized in 2008. It is not possible to predict the amount, if any, of final distributions from the partnerships upon the final disposition and winding-up of operations.

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

Income Taxes

Income taxes are provided for the tax effects of transactions reported in the consolidated financial statements and consist primarily of taxes currently due plus deferred taxes (see Note 6).

The Company recognizes deferred tax liabilities and assets for the expected future tax consequences of events that have been included in the financial statements or tax returns using current tax rates. The Company and its domestic subsidiaries file a consolidated federal income tax return. The foreign subsidiaries provided income taxes based on the tax regulations of the countries in which they operate. Undistributed earnings of the Company’s foreign subsidiaries were intended to be indefinitely reinvested. No deferred taxes were provided on these earnings.

Deferred tax assets and liabilities are measured using the rates expected to apply to taxable income in the years in which the temporary differences are expected to reverse and the credits are expected to be used. The effect on deferred tax assets and liabilities of the change in tax rates is recognized in income in the period that includes the enactment date. All available evidence, both positive and negative, is considered to determine whether, based on the weight of that evidence, a valuation allowance is needed for some portion or all of a deferred tax asset. No such valuation allowances were recorded as of September 30, 2010 and 2009.

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

Reporting Segments

Information concerning principal geographic areas is as follows (in thousands):

	2010		2009
	Revenues	Long-Term Assets	Revenues	Long-Term Assets
United States	$55,587,000	$7,850,000	$55,660,000	$8,331,000
United Kingdom	—	281,000	1,129,000	320,000

Total	$55,587,000	$8,131,000	$56,789,000	$8,651,000

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

NOTE 2 - INVENTORIES, NET

Net inventories consist of the following:

	September 30,
	2010	2009
Raw materials	$11,349,000	$13,063,000
Work in process	1,343,000	2,829,000
Finished goods	4,068,000	5,858,000
Used equipment	581,000	490,000

	$17,341,000	$22,240,000

At September 30, 2010 and 2009, cost is determined by the last-in, first-out (“LIFO”) method for inventories. The estimated current cost of inventories exceeded their LIFO basis by approximately $4,091,000 and $4,732,000 at September 30, 2010 and 2009, respectively.

NOTE 3 - COSTS AND ESTIMATED EARNINGS IN EXCESS OF BILLINGS

Costs and estimated earnings in excess of billings on uncompleted contracts consist of the following:

	September 30,
	2010	2009
Costs incurred on uncompleted contracts	$357,000	$7,316,000
Estimated earnings	387,000	1,839,000

	744,000	9,155,000
Billings to date	164,000	4,625,000

Costs and estimated earnings in excess of billings	$580,000	$4,530,000

NOTE 4 - PROPERTY AND EQUIPMENT

Property and equipment consist of the following:

	September 30,
	2010	2009
Land and improvements	$3,540,000	$3,540,000
Buildings and improvements	12,637,000	12,631,000
Equipment	10,284,000	9,918,000

	26,461,000	26,089,000
Less: Accumulated depreciation and amortization	(18,688,000)	(17,882,000)

Property and equipment, net	$7,773,000	$8,207,000

Property and equipment includes approximately $10,566,000 and $8,478,000 of fully depreciated assets, which remain in service during fiscal 2010 and 2009.

NOTE 5 - ACCRUED EXPENSES

Accrued expenses consist of the following:

	September 30,
	2010	2009
Payroll and related accruals	$1,556,000	$1,291,000
Warranty and related accruals	709,000	396,000
Professional fees	175,000	108,000
Other	883,000	784,000

Accrued expenses	$3,323,000	$2,579,000

NOTE 6 - INCOME TAXES

The provision for income expense (benefit) consists of:

	Year Ended September 30,
	2010	2009
Current:
Federal	$(614,000)	$(62,000)
State	2,000	(10,000)

Total current	616,000	(72,000)
Deferred	6,000	(2,490,000)

Income tax (benefit)	$(610,000)	$(2,562,000)

A reconciliation of the federal statutory tax rate to the total tax provision is as follows:

	Year Ended September 30,
	2010	2009
Federal income taxes computed at the statutory rate	34.0%	-34.0%
Tax exempt interest income and unrealized gains	-16.7%	-13.1%
Non-taxable stock transaction	-10.6%	—
Benefit of federal refund	-33.7%	—
Other, net	1.1%	-3.0%

	-25.9%	-50.1%

Deferred tax assets and liabilities consist of the following at September 30, 2010 and 2009:

	Year Ended September 30,
	2010	2009
Deferred Tax Assets:
Accrued liabilities and reserves	$868,000	$741,000
Allowance for doubtful accounts	672,000	917,000
Inventory	427,000	80,000
Investment in Carbontronics	28,000	—

Gross Deferred Tax Assets	1,995,000	1,738,000

Deferred and Other Tax Liabilities:
Unrealized gain on investments	(1,191,000)	(331,000)
Percentage of completion	(144,000)	(686,000)
Property, plant and equipment	(501,000)	(477,000)
Unrecognized tax benefits	(2,024,000)	(2,024,000)
Investment in Carbontronics	—	(79,000)

Gross Deferred and Other Tax Liabilities	(3,860,000)	(3,597,000)

Net Deferred Income and Other Tax Liabilities	$(1,865,000)	$(1,859,000)

There were no accumulated deficits of non-U.S. subsidiaries included in consolidated retained earnings as of September 30, 2009. The Company’s foreign operations in the United Kingdom were sold during 2009.

Total income taxes paid in 2009 were $7,000. There were no income taxes paid in 2010.

Generally Accepted Accounting Principles (“GAAP”) prescribes a comprehensive model for the financial recognition, measurement, classification, and disclosure of uncertain tax positions. GAAP contains a two-step approach to recognizing and measuring uncertain tax positions. The first step is to evaluate the tax position for recognitions by determining if the weight of available evidence indicates that it is more likely than not that the position will be sustained on audit, based on the technical merits of the position. The second step is to measure the tax benefit as the largest amount that is more than 50% likely of being realized upon settlement.

Significant judgment is required in evaluating the Company’s uncertain tax position and determining the Company’s provision for taxes. Although the Company believes the reserves of unrecognized tax benefits (“UTB”) are reasonable, no assurance can be given that the final outcome of these matters will not be different from that which is reflected in the Company’s historical income tax provision and accruals. The Company adjusts these reserves in light of changing facts and circumstances. As of September 30, 2010 and 2009 the Company has UTB of $2,024,000 at each year end. These amounts have been included in deferred and other income taxes in the accompanying consolidated balance sheets. There were no additional accruals of UTB during fiscal years ended September 30, 2009 and 2010.

The Company recognizes interest and penalties accrued related to UTB as a component of income tax expense. There were no additional accruals of interest expense nor penalties during fiscal years ended September 30, 2009 and 2010. It is reasonably possible that the amount of the UTB with respect to certain unrecognized tax positions will increase or decrease during the next 12 months. The Company does not expect the change to have a material effect on its results of operations or its financial position. The only expected potential reason for change would be the normal expiration of the statute of limitations or the ultimate results stemming from any examinations by taxing authorities. If recognized, the entire UTB would have an impact on the Company’s effective tax rate.

The Company files U.S. federal income tax returns, as well as, income tax returns in various states. The Company’s U.S. federal income tax returns and most state returns, filed for tax years prior to fiscal year ended September 30, 2007 are no longer subject to examination by taxing authorities due to the expiration of the statute of limitations. A state taxing authority is currently examining the Company’s income tax returns for fiscal years ended September 30, 2007 through 2009. Management believes the ultimate outcome of this matter will not have a material impact on the Company’s financial statements.

NOTE 7 - RETIREMENT BENEFITS

The Company has a voluntary 401(k) employee benefit plan which covers all eligible domestic employees. The Company makes discretionary matching contributions subject to a maximum level, in accordance with the terms of the plan. The Company charged approximately $132,000 and $136,000 to expense under the provisions of the plan during the fiscal years 2010 and 2009, respectively.

NOTE 8 - LONG-TERM DEBT

On August 1, 2003, the Company entered into a revolving credit and security agreement (“Credit Agreement”) with PNC Bank, N.A. The Credit Agreement established a three year revolving $20 million credit facility (“Credit Facility”) and was renewed through July 31, 2009. The Credit Agreement provided for advances based on accounts receivable, inventory and real property. The Credit Agreement also provided for up to $2 million of letters of credit capacity.

The Company amended the Credit Agreement on July 23, 2009 (the “Third Amendment”) by extending its maturity through April 30, 2010 and reducing the amount available under the Credit Facility from $20 million to $1.5 million. The amended Credit Agreement also reduced the amount available for letters of credit from $2 million to $1.285 million. The Third Amendment provided for substantially the same representations, warranties, covenants, rights, duties and obligations as set forth in the original Credit Agreement.

The Company was required to maintain a fixed charge coverage ratio (as defined in the Credit Agreement) of 1.1:1. There were no required repayments as long as there were no defaults under the Credit Agreement and there was adequate eligible collateral. The interest rate at September 30, 2009, was LIBOR plus 2%. Substantially all of the Company’s assets are pledged as security under the Credit Agreement.

The Credit Agreement expired on April 30, 2010. The Company does not currently require a credit facility but continues to review and evaluate its needs and options for such a facility.

The Company had no long term debt outstanding at September 30, 2010 or 2009. In March 2010, the Company replaced its outstanding letters of credit by funding $975,000 in cash deposits at insurance companies to cover related collateral needs.

NOTE 9 - COMMITMENTS AND CONTINGENCIES

Leases

The Company leases certain equipment under non-cancelable operating leases. Future minimum rental commitments under these leases at September 30, 2010 totaled $108,000 and are due over the next four years.

Total rental expense for the fiscal years ended September 30, 2010 and 2009 was $274,000 and $244,000, respectively.

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

In June 2010, the Company was the recipient of ninety-five thousand shares of Company common stock as a result of a settlement and release agreement on a lawsuit against certain Company shareholders. The lawsuit related to alleged short-swing profits arising from purchases and sales of Company common stock by the defendants to the suit. The parties to the suit entered into the agreement for the sole purpose of resolving contested claims and disputes and avoiding the substantial costs associated with litigating the claims and disputes. No wrongdoing or liability was admitted to by the defendants. In 2010, other non-operating income and treasury stock include $738,000 related to the estimated fair value of the stock received. Fair value was determined to be the closing bid price of the common stock received as of the date of receipt.

NOTE 11 - STOCK BASED COMPENSATION

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

As of September 30, 2010, there were no options available for future grants under the 1997 Plan.

The following table summarizes option activity under the 1997 Plan:

	Number of Shares	Option Price Per Share

Outstanding at September 30, 2010 and 2009	27,500	$9.32

The weighted average remaining contractual life on the options outstanding as of September 30, 2010 is 6 years.

NOTE 12 - RELATED PARTY TRANSACTIONS

Marcar Leasing Corporation (“Marcar”) is engaged in leasing machinery and vehicles to the public and the Company. Marcar is owned by family members of the Company’s chairman. The terms of the leases are established based on the rates charged by independent leasing organizations and are believed to be more favorable than those generally available from independent third parties. New leases between the Company and Marcar generally provide for equal monthly payments over either thirty-six months or forty-eight months. During fiscal 2010 and 2009, the Company made lease payments to Marcar totaling $163,000 and $156,000, respectively.

Quarterly Financial Information (Unaudited)

	Quarter Ended (in thousands except per share data)
	December 31	March 31	June 30	September 30
2010
Net sales	$11,070	$24,042	$12,684	$7,791
Production costs	9,443	17,845	11,176	7,972
Gross profit (loss)	1,627	6,197	1,508	(181)
Production engineering and development	538	765	607	790
Selling, general and administrative	2,440	2,698	2,419	1,943
Income (loss) from operations	(1,351)	2,734	(1,518)	(2,914)
Income from investees	163	—	—	—
Net income (loss)	(224)	2,696	(1,576)	2,073

Net income (loss) – basic earnings (loss) per share	$(0.02)	$0.28	$(0.16)	$0.22
Net income (loss) – diluted earnings (loss) per share	$(0.02)	$0.28	$(0.16)	$0.22

2009
Net sales	$19,260	$15,416	$11,674	$10,439
Production costs	14,118	13,363	9,724	10,336
Gross profit	5,142	2,053	1,950	103
Production engineering and development	702	507	538	971
Selling, general and administrative	3,037	2,574	2,024	3,104
Income (loss) from operations	1,403	(1,028)	(1,059)	(4,085)
Income from investees	48	—	—	—
Net loss	(330)	(338)	(728)	(1,150)

Net loss – basic loss per share	$(0.03)	$(0.04)	$(0.08)	$(0.12)
Net loss – diluted loss per share	$(0.03)	$(0.04)	$(0.08)	$(0.12)

The net income (loss) per share on a year-to-date calculation may not equal the total of the quarterly calculations due to rounding.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

ITEM 9A.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

The Company’s Chief Executive Officer and Acting Chief Financial Officer evaluated the effectiveness of the design and operation of the Company’s “disclosure controls and procedures” (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) as of the end of the period covered by this Report. Based upon that evaluation, the Chief Executive Officer and the Acting Chief Financial Officer concluded that, as of the end of the period covered by this Report, the Company’s disclosure controls and procedures are effective.

Because of inherent limitations, the Company’s disclosure controls and procedures, no matter how well designed and operated, can provide only reasonable, and not absolute, assurance that the objectives of such disclosure controls and procedures are met and no evaluation can provide absolute assurance that all control issues and instances of fraud, if any, within the Company has been detected.

As of the end of the period covered by this Report the Company conducted an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s principal executive officer and principal financial officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Exchange Act Rules 13a-15(b). Based on this evaluation, the Company’s principal executive officer and principal financial officer concluded that the Company’s disclosure controls and procedures were effective as of September 30, 2010.

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

In order to ensure that the Company’s internal control over financial reporting is effective, management regularly assesses such controls and did so most recently as of September 30, 2010. This assessment was based on criteria for effective internal control over financial reporting described in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management believes the Company maintained effective internal control over financial reporting as of September 30, 2010.

Changes in Internal Control over Financial Reporting

The Company’s management, including the Chief Executive Officer and Acting Chief Financial Officer, has reviewed the Company’s internal control over financial reporting. There were no changes in the Company’s internal control over financial reporting during the quarter ended September 30, 2010 that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

None

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The names and ages of the Directors and Executive Officers of the Company as of September 30, 2010 are listed in the following table:

NAME AND PRINCIPAL OCCUPATION OR EMPLOYMENT (1)	AGE	FIRST BECAME A DIRECTOR	FIRST BECAME AN EXECUTIVE OFFICER
Directors for Class B Stockholders:

E. J. Elliott (2) (3) (6) Chairman of the Board and Chief Executive Officer	81	1968	1968

Marc G. Elliott (2) (3) (6) President and Acting Chief Financial Officer	45	2007	1993

Randolph H. Fields (2) (6) (8) Attorney, Greenberg Traurig, P.A. since 1995	69	2002

David A. Air (5) Consultant, Synuthane International Inc., 2002 to 2009 Engineering / Sales Consulting Rubbercraft Inc., 1994 to 1999	78	2004

James P. Sharp (7) CNH, President North American Agriculture and Parts and Service – 2005 & 2006, respectively Ingersoll Rand, 1979 to 2004, President various divisions 2000 to 2004	58	2010

Director for Common Stock Stockholders:

Cort J. Dondero (5) (7) Founder of Dondero and Associates President of Georgia Aggregates for Florida Rock Industries – 2006 to 2007 Vice President & General Manager, Vulcan Materials Company – 2007 to 2008 Chief Operating Officer, Panadero Aggregates (parent of Bluegrass Materials Company) – 2009 to present	59	2008

Executive Officers: (4)

Dennis B. Hunt Senior Vice President Vice President, Vulcan Materials Company, Western Division – 1999 to 2004	54		2008

Jeanne M. Lyons Secretary	52		1996

(1)	Except as otherwise indicated, there has been no change in principal occupation or employment during the past five years.
(2)	Member of the Executive Committee.
(3)	E.J. Elliott is the father of Marc G. Elliott.
(4)	Each executive officer holds office until his successor has been elected and qualified, or until his earlier resignation or removal.
(5)	Member of the Audit Committee and Compensation Committee.
(6)	Member of the Nominating Committee.
(7)	Member of the Audit Committee and Financial Expert.
(8)	Member of Compensation Committee.

All other information required by this Item 10 is incorporated herein by reference to the Company’s definitive 2011 Proxy Statement for the Annual Meeting of Stockholders.

ITEM 11.	EXECUTIVE COMPENSATION

The information required by this Item 11 is incorporated herein by reference to the Company’s definitive 2011 Proxy Statement for the Annual Meeting of Stockholders.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this Item 12 is incorporated herein by reference to the Company’s definitive 2011 Proxy Statement for the Annual Meeting of Stockholders.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this Item 13 is incorporated herein by reference to the Company’s definitive 2011 Proxy Statement for the Annual Meeting of Stockholders.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this Item 14 is incorporated herein by reference to the Company’s definitive 2011 Proxy Statement for the Annual Meeting of Stockholders.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	A listing of financial statements and financial statement schedules filed as part of this Report and which financial statements and schedules are incorporated into this report by reference, is set forth in the “Index to Financial Statements” in Item 8 hereof.

(b)	Exhibit Index

EXHIBIT NUMBER	DESCRIPTION	FILED HEREWITH

3.1	Restated Certificate of Incorporation of Company, incorporated by reference to Exhibit 3.1 to Registration No. 33-627

3.2	Amended and Restated By-Laws of Gencor Industries, Inc., incorporated by reference Exhibit 3.2 to the Company’s Annual Report on Form 10-K for the year ended September 30, 2007.

3.3	Certificate of Amendment, changing name of Mechtron International Corporation to Gencor Industries, Inc. and adding a “twelfth” article regarding director liability limitation, incorporated by reference to the Company’s annual report on Form 10-K for the year ended December 31, 1987.

4.1	Form of Common Stock certificate, incorporated by reference to Exhibit 4.1 to Registration No. 33-627.

4.48	Revolving Credit and Security Agreement dated August 1, 2003, incorporated by reference to the Company’s report on Form 8-K filed on August 8, 2003.

4.49	First Amendment to Revolving Credit and Security Agreement dated July 31, 2006, incorporated by reference to the Company’s Form 8-K filed on August 3, 2006.

10.5	Form of Agreement for Nonqualified Stock Options granted in 1986, incorporated by reference to the Annual Report on Form 10-K for the year ended December 31, 1986.

10.11	1997 Stock Option Plan incorporated by reference to Exhibit A to the Company’s Proxy Statement on 14A, filed March 3, 1997.

10.13	Limited Liability Company Operating Agreement of Carbontronics, LLC, incorporated by reference to the Company’s Form 10-Q for the quarter ended December 31, 2005.

10.14	Carbontronics, LLC, Amendment to Operating Agreement incorporated by reference to the Company’s Form 10-Q for the quarter ended December 31, 2005.

10.15	Carbontronics, LLC, Second Amendment to Operating Agreement incorporated by reference to the Company’s Form 10-Q for the quarter ended December 31, 2005.

EXHIBIT NUMBER	DESCRIPTION	FILED HEREWITH

10.16	Third Amendment to Limited Liability Company Operating Agreement of Carbontronics, LLC, incorporated by reference to the Company’s Form 10-Q for the quarter ended December 31, 2005.

10.17	Purchase and Sale Agreement between Carbontronics Synfuels Investors, L.P. and Carbontronics LLC, incorporated by reference to the Company’s Form 10-Q for the quarter ended December 31, 2005.

10.18	Limited Liability Company Operating Agreement of Carbontronics II, LLC, incorporated by reference to the Company’s Form 10-Q for the quarter ended December 31, 2005.

10.19	Carbontronics II, LLC Unanimous Consent of Members, incorporated by reference to the Company’s Form 10-Q for the quarter ended December 31, 2005.

10.12	First Amendment to the Stock Option Plan Agreement incorporated by reference to Exhibit 10.12 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2006.

10.1	The Company’s 2009 Incentive Compensation Plan, as incorporated by reference to the Company’s 2009 Proxy Statement filed with the Securities and Exchange Commission on Schedule 14A on January 28, 2009

10.2	Third Amendment to the Revolving Credit and Security Agreement between the Company and PNC Bank, N.A. dated July 23, 2009, incorporated by reference to the Company’s Form 10-Q filed on August 10, 2009

10.3	Pledge Agreement between the Company and PNC Bank, N.A. incorporated by reference to the Company’s Form 10-Q filed on August 10, 2009

21.1	Subsidiaries of the Registrant	X

23.1	Independent Auditors’ Consent	X

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a – 14(a) of the Securities Exchange Act of 1934, as amended	X

31.2	Certification of Acting Chief Financial Officer Pursuant to Rule 13a – 14(a) of the Securities Exchange Act of 1934, as amended	X

32.1	Certifications of Chief Executive Officer and Acting Chief Financial Officer Pursuant to 18 U. S. C. Section 1350.	X

SIGNATURES

Pursuant to the requirements of Sections 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: December 22, 2010	GENCOR INDUSTRIES, INC.
(Registrant)

/s/ E.J. Elliott
E.J. Elliott
Chairman and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated. The signatures of Directors constitute a majority of Directors.

/s/ E.J. Elliott		/s/ Marc G. Elliott
E.J. Elliott	December 22, 2010	Marc G. Elliott	December 22, 2010
Chairman and Chief Executive Officer		President and Acting Chief Financial Officer
(Principal Executive Officer)		(Principal Financial and Accounting Officer)

/s/ James P. Sharp		/s/ Cort J. Dondero
James P. Sharp	December 22, 2010	Cort J. Dondero	December 22, 2010
Director		Director

/s/ Randolph H. Fields		/s/ David A. Air
Randolph H. Fields	December 22, 2010	David A. Air	December 22, 2010
Director		Director

EXHIBITS FILED HEREWITH

Exhibit No.	Description

21.1	Subsidiaries of the Registrant

23.1	Independent Auditor’s Consent

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a – 14(a) of the Securities Exchange Act of 1934, as amended

31.2	Certification of Acting Chief Financial Officer Pursuant to Rule 13a – 14(a) of the Securities Exchange Act of 1934, as amended

32.1	Certifications of Chief Executive Officer and Acting Chief Financial Officer Pursuant to 18 U. S. C. Section 1350.