Form 10-Q
period 2010-12-31
GENCOR INDUSTRIES INC
filed 2011-02-15
CIK 64472

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 2010

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

Large accelerated filer	☐	Accelerated Filer	☐

Non-accelerated Filer	☐ (Do not check if a smaller reporting company)	Smaller Reporting Company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at February 11, 2011
Common stock, $.10 par value	8,008,632 shares
Class B stock, $.10 par value	1,509,238 shares

GENCOR INDUSTRIES, INC.

Introductory Note: Caution Concerning Forward-Looking Statements

This Form 10-Q Report and the Company’s other communications and statements may contain “forward-looking statements,” including statements about the Company’s beliefs, plans, objectives, goals, expectations, estimates, projections and intentions. These statements are subject to significant risks and uncertainties and are subject to change based on various factors, many of which are beyond the Company’s control. The words “may,” “could,” “should,” “would,” “believe,” “anticipate,” “estimate,” “expect,” “intend,” “plan,” “target,” “goal,” and similar expressions are intended to identify forward-looking statements. All forward-looking statements, by their nature, are subject to risks and uncertainties. The Company’s actual future results may differ materially from those set forth in its forward-looking statements. For information concerning these factors and related matters, see Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” in this Report, and the following sections of the Company’s Annual Report on Form 10-K for the year ended September 30, 2010: (a) “Risk Factors” in Part I, and (b) “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II. However, other factors besides those referenced could adversely affect the Company’s results, and you should not consider any such list of factors to be a complete set of all potential risks or uncertainties. Any forward-looking statements made by the Company herein speak as of the date of this Report. The Company does not undertake to update any forward-looking statement, except as required by law.

Unless the context otherwise indicates, all references in this Report to the “Company,” “Gencor,” “we,” “us,” or “our,” or similar words are to Gencor Industries, Inc. and its subsidiaries.

Part I. Financial Information

GENCOR INDUSTRIES, INC.

Condensed Consolidated Balance Sheets

	December 31, 2010	September 30, 2010
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$1,869,000	$3,004,000
Marketable securities at fair value (cost $70,293,000 at December 31, 2010 and $69,501,000 at September 30, 2010)	76,474,000	73,327,000
Account receivable, less allowance for doubtful accounts of $1,482,000 at December 31, 2010 and $1,803,000 at September 30, 2010	1,487,000	1,979,000
Costs and estimated earnings in excess of billings	2,480,000	580,000
Inventories, net	18,022,000	17,341,000
Deferred income taxes	—	660,000
Prepaid expenses	2,168,000	2,205,000

Total Current Assets	102,500,000	99,096,000

Property and equipment, net	7,717,000	7,773,000
Other assets	356,000	358,000

Total Assets	$110,573,000	$107,227,000

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Account payable	$2,085,000	$1,373,000
Customer deposits	2,897,000	1,478,000
Accrued expenses	3,232,000	3,323,000
Deferred income taxes	200,000	—

Total Current Liabilities	8,414,000	6,174,000

Deferred and other income taxes	2,525,000	2,525,000

Total Liabilities	10,939,000	8,699,000

Commitments and contingencies
Shareholder’s equity:
Preferred stock, par value $.10 per share; authorized 300,000 shares; none issued	—	—
Common stock, par value $.10 per share; 15,000,000 shares authorized;
8,103,632 shares issued and 8,008,632 shares outstanding at December 31, 2010, and at September 30, 2010	810,000	810,000
Class B Stock, par value $.10 per share; 6,000,000 shares authorized;
1,509,238 shares issued and outstanding	151,000	151,000
Capital in excess of par value	10,542,000	10,542,000
Company shares held in treasury, at cost; 95,000 shares	(738,000)	(738,000)
Retained earnings	88,869,000	87,763,000

Total Shareholders’ Equity	99,634,000	98,528,000

Total Liabilities and Shareholders’ Equity	$110,573,000	$107,227,000

See accompanying Notes to Condensed Consolidated Financial Statements

GENCOR INDUSTRIES, INC.

Unaudited Condensed Consolidated Statements of Operations

(Unaudited)

	For the Quarters Ended December 31,
	2010	2009

Net revenue	$7,785,000	$11,070,000

Costs and expenses:
Production costs	6,809,000	9,443,000
Product engineering and development	529,000	538,000
Selling, general and administrative	2,103,000	2,440,000

	9,441,000	12,421,000

Operating loss	(1,656,000)	(1,351,000)

Other income (expenses):
Interest and dividend income, net of fees	609,000	635,000
Income from investees	—	163,000
Realized and unrealized gains (losses) on marketable securities	2,538,000	168,000
Other	19,000	29,000

	3,166,000	995,000

Income (loss) before income tax expense (benefit)	1,510,000	(356,000)
Income tax expense (benefit)	405,000	(132,000)

Net Income (Loss)	$1,105,000	$(224,000)

Basic Income (Loss) per Common Share:
Net income (loss) per share	$0.12	$(0.02)

Diluted Income (Loss) per Common Share:
Net income (loss) per share	$0.12	$(0.02)

See accompanying Notes to Condensed Consolidated Financial Statements

GENCOR INDUSTRIES, INC.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	For the Quarter Ended December 31,
	2010	2009
Cash flows from operations:
Net income (loss)	$1,105,000	$(224,000)
Adjustments to reconcile net income (loss) to cash provided (used) by operating activities:

Purchases of marketable securities	(5,047,000)	(17,715,000)
Proceeds from sale and maturity of marketable securities	4,768,000	15,690,000
Change in fair value of marketable securities	(2,868,000)	325,000
Deferred income taxes	860,000	(260,000)
Depreciation and amortization	191,000	222,000
Income from investees	—	(163,000)
Provision for doubtful accounts	90,000	120,000
Change in assets and liabilities:
Accounts receivable	403,000	(966,000)
Costs and estimated earnings in excess of billings	(1,899,000)	(72,000)
Inventories	(681,000)	1,139,000
Prepaid expenses	37,000	924,000
Account payable	712,000	118,000
Customer deposits	1,419,000	2,656,000
Accrued expenses and other	(90,000)	293,000

Total adjustments	(2,105,000)	2,311,000

Cash flows provided (used) by operating activities	(1,000,000)	2,087,000

Cash flows provided (used) by investing activities:
Distributions from unconsolidated investees	—	163,000
Capital expenditures	(135,000)	—

Cash flows provided (used) by investing activities	(135,000)	163,000

Net increase (decrease) in cash and cash equivalents	(1,135,000)	2,250,000
Cash and cash equivalents at:
Beginning of period	3,004,000	3,677,000

End of period	$1,869,000	$5,927,000

See accompanying Notes to Condensed Consolidated Financial Statements

GENCOR INDUSTRIES, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Note 1 - Basis of Presentation

The accompanying condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all material adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the quarter ended December 31, 2010 are not necessarily indicative of the results that may be expected for the year ending September 30, 2011.

The accompanying Condensed Consolidated Balance Sheet at September 30, 2010 has been derived from the audited financial statements at that date but does not include all of the information and notes required by generally accepted accounting principles for complete financial statements.

For further information, refer to the consolidated financial statements and notes thereto included in the Gencor Industries, Inc. Annual Report on Form 10-K for the year ended September 30, 2010.

Note 2 - Marketable Securities

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

Note 3 - Fair Value Measurements

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

The following tables set forth, by level, within the fair value hierarchy, the Company’s assets measured at fair value as of December 31, 2010:

	Fair Value Measurements
	Level 1	Level 2	Level 3	Total
Equities	$31,907,000	$—	$—	$31,907,000
Corporate & Municipal Bonds	42,781,000	—	—	42,781,000
Cash & Money Funds	1,786,000	—	—	1,786,000

	$76,474,000	$—	$—	$76,474,000

Unrealized gains as of December 31, 2010 were $5,783,000. Estimated interest accrued on the corporate and municipal bond portfolio was $399,000 at December 31, 2010.

The following tables set forth, by level, within the fair value hierarchy, the Company’s assets measured at fair value as of September 30, 2010:

	Fair Value Measurements
	Level 1	Level 2	Level 3	Total
Equities	$28,829,000	$—	$—	$28,829,000
Corporate & Municipal Bonds	43,229,000	—	—	43,229,000
Cash & Money Funds	1,269,000	—	—	1,269,000

	$73,327,000	$—	$—	$73,327,000

Unrealized gains as of September 30, 2010 were $3,238,000. Estimated interest accrued on the corporate and municipal bond portfolio was $588,000 at September 30, 2010.

The carrying amounts of cash and cash equivalents, accounts receivable and accounts payable approximate fair value because of the short-term nature of these items.

Note 4 - Inventories

Net inventories at December 31, 2010 and September 30, 2010 consist of the following:

	December 31, 2010	September 30, 2010
Raw materials	$10,709,000	$11,349,000
Work in process	2,260,000	1,343,000
Finished goods	4,179,000	4,068,000
Used equipment	874,000	581,000

	$18,022,000	$17,341,000

At December 31, 2010 and September 30, 2010, cost is determined by the last-in, first-out (“LIFO”) method of computing inventories.

Note 5 – Costs and Estimated Earnings in Excess of Billings

Costs and estimated earnings in excess of billings on uncompleted contracts as of December 31, 2010 and September 30, 2010 consist of the following:

	December 31, 2010	September 30, 2010
Costs incurred on uncompleted contracts	$3,810,000	$357,000
Estimated earnings	1,303,000	387,000

	5,113,000	744,000
Billings to date	2,633,000	164,000

Costs and estimated earnings in excess of billings	$2,480,000	$580,000

Note 6 – Earnings per Share Data

The following table sets forth the computation of basic and diluted earnings per share for the quarters ended December 31, 2010 and 2009:

	Quarter Ended December 31
	2010	2009
Net income (loss)	$1,105,000	$(224,000)

Common Shares:
Weighted average common shares outstanding	9,518,000	9,613,000
Effect of dilutive stock options	—	—

Diluted shares outstanding	9,518,000	9,613,000

Basic:
Net income (loss) per share	$0.12	$(0.02)

Diluted:
Net income (loss) per share	$0.12	$(0.02)

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

In August 2005, the federal government passed the Safe, Accountable, Flexible and Efficient Transportation Equity Act - A Legacy for Users (“SAFETEA-LU”). This bill appropriated a multi-year guaranteed funding of $286.5 billion for federal highway, transit and safety programs that expired on September 30, 2009. On February 17, 2009, President Obama signed into law the American Recovery and Reinvestment Act of 2009 (“ARRA”), which included approximately $27.5 billion for highway and bridge construction activities. The ARRA and any future legislation approved by Congress could reduce infrastructure funding levels. In addition, funding restrictions can be imposed on states that do not comply with certain federal policies. On March 18, 2010, President Obama signed into law the Hiring Incentives to Restore Employment (“HIRE”) Act. This law extends authorization of the surface transportation programs previously funded under SAFETEA-LU through December 31, 2010 at 2009 levels. In addition, the HIRE Act authorizes a one-time transfer of $19.5 billion from the general fund to the highway trust fund related to previously foregone interest payments. On December 22, 2010, President Obama signed into law the Continuing Appropriations and Surface Transportation Extensions Act, 2011 extending funding for federal surface transportation programs authorized under SAFETEA-LU through March 4, 2011. The temporary extension was included in a Continuing Resolution passed by Congress to provide short-term appropriations at fiscal year 2010 funding levels for federal agencies and departments. This is the sixth extension of SAFETEA-LU, which expired September 30, 2009. Although this should help stabilize the federal highway program, the Company believes a new multi-year highway program would have the greatest positive impact on the road construction industry and allow its customers to plan and execute longer term projects. The Company believes that its customers are waiting on the states to move forward with potential projects as their purchasing decisions are significantly influenced by the federal government’s legislation on federal road building funding. The Company believes any new funding will have a positive impact on the Company’s financial performance, although the magnitude of that improvement cannot be determined.

Economic downturns like the one currently being experienced generally result in reduced purchasing within the Company’s served markets and thus have a direct impact on sales and tend to increase the pricing pressures on the Company’s products resulting in lower pricing and margins. The Company’s typical sales of asphalt plants are in the $2 to $4 million range and may require the Company’s customers to obtain financing. The current state of the financial markets and tightening of credit sources have had an adverse impact on the Company’s customers towards purchasing new equipment. On the positive side, the reduced value of the US dollar has resulted in more interest from international markets.

In addition to government funding and the overall economic conditions, fluctuations in the price of oil, which is a major component of asphalt mix, may affect the Company’s financial performance. An increase in the price of oil increases the cost of liquid asphalt and could therefore decrease demand for asphalt and certain of the Company’s products. The Company does not currently foresee the fluctuations in oil prices having a significant impact on its financial performance.

Steel is a major component used in manufacturing the Company’s equipment. Steel prices were at historically high levels during 2008 and the Company increased sales prices during 2008 to offset the rising steel costs. During the fourth quarter of 2008, steel prices retreated sharply from their 2008 highs and continued the downward trend through the first half of 2009 with subsequent moderate increases during the remainder of 2009 and in 2010. In the current economy and competitive environment, the Company does not expect to be able to raise prices should steel costs run up again in the current year. Thus, financial results could be negatively affected.

For the long term, the Company believes the strategy of continuing to invest heavily in product engineering and development and its focus on delivering a high-quality product and superior service will strengthen the Company’s market position when demand for its products rebound. In response to the short-term outlook, the Company has taken aggressive actions to conserve cash, right size its operations and cost structure, and will continue to do so based on its forecasts. These actions included adjustments to workforce and staffing, reduced purchases of raw materials and reductions in selling, general, and administrative expenses. The Company continues to review its internal processes to identify efficiencies and cost reductions and will continue scrutinizing its relationships with external suppliers to ensure the Company is achieving the highest-quality products and services at the most competitive cost.

Results of Operations

Quarter Ended December 31, 2010 versus December 31, 2009

Net revenues for the quarters ended December 31, 2010 and 2009 were $7,785,000 and $11,070,000, respectively. During the quarter ended December 31, 2010, the Company noted that the historical timing of asphalt equipment orders had been pushed back as its customers awaited the outcome of the mid-term elections. This impacted the production schedule and resulted in lower revenues in the quarter. The Company’s operations are concentrated in the asphalt-related business and subject to a seasonal slow-down during the third and fourth quarters of the calendar year.

As a percent of sales, gross profit margins decreased from 14.7% in the quarter ended December 30, 2009 to 12.5% in the quarter ended December 30, 2010. Gross margins decreased in 2010 primarily due to reduced absorption related to the decrease in production volumes.

Product engineering and development expenses decreased $9,000 in the quarter ended December 31, 2010 as compared to the quarter ended December 31, 2009. Selling, general and administrative expenses decreased $337,000 in the quarter ended December 31, 2010 compared to the quarter ended December 31, 2009 due to reduced headcount and lower commission’s expense related to decreased revenues.

The Company had an operating loss of $(1,656,000) for the quarter ended December 31, 2010 versus an operating loss of $(1,351,000) for the quarter ended December 31, 2009. The increased operating loss was primarily due to the reduction in revenues.

For the quarter ended December 31, 2010, net investment interest and dividend income, net of fees, from the investment portfolio was $609,000 as compared to $635,000 in the quarter ended December 31, 2009. The net realized and unrealized gains on marketable securities were $2,538,000 for the quarter ended December 31, 2010 versus net realized and unrealized gains of $168,000 for the quarter ended December 31, 2009.

The effective income tax rate for the quarters ended December 31, 2010 and December 31, 2009 was 26.8% and a benefit of 37.1%, respectively. The tax rate in the quarter ended December 31, 2010 was impacted by the operating losses in the quarter along with tax exempt interest income.

Liquidity and Capital Resources

The Company generates capital resources through operations and returns on investments.

The Company had previously maintained a Revolving Credit and Security Agreement (“Credit Agreement”) with PNC Bank, N.A. which expired on April 30, 2010. The Company does not currently require a credit facility but continues to review and evaluate its needs and options for such a facility.

The Company had no long-term or short-term debt outstanding at December 31, 2010 or September 30, 2010. In March 2010 the Company replaced its outstanding letters of credit by funding $975,000 in cash deposits at insurance companies to cover related collateral needs.

As of December 31, 2010, the Company had $1,869,000 in cash and cash equivalents, and $76,474,000 in marketable securities. The marketable securities are invested through a professional investment advisor. The securities may be liquidated at any time into cash and cash equivalents.

The Company’s working capital (defined as current assets less current liabilities) was equal to $94.1 million at December 31, 2010 and $92.9 million at September 30, 2010. For the quarter ended December 31, 2010, inventory, costs and estimated earnings in excess of billings, and customer deposits increased as the Company received orders for several asphalt plants during the quarter ended December 31, 2010 and began manufacturing for delivery during the first quarter of calendar 2011. Accounts payable increased with the increased inventory.

Cash used in operations during the quarter ended December 31, 2010 was $1,000,000. Cash flows from investing activities during the quarter ended December 31, 2010 were related to capital expenditures. There were no cash disbursements or receipts related to financing activities during the quarter ended December 31, 2010.

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

For information concerning these factors and related matters, see the following sections of the Company’s Annual Report on Form 10-K for the year ended September 30, 2010: (a) “Risk Factors” in Part I and (b) “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II. However, other factors besides those referenced could adversely affect the Company’s results, and you should not consider any such list of factors to be a complete set of all potential risks or uncertainties. Any forward-looking statements made by the Company herein speak as of the date of this Report. The Company does not undertake to update any forward-looking statements, except as required by law.

Critical Accounting Policies, Estimates and Assumptions

The Company believes the following discussion addresses its most critical accounting policies, which are those that are most important to the portrayal of the financial condition and results of operations and require management’s most difficult, subjective, or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain. Accounting policies, in addition to the critical accounting policies referenced below, are presented in Note 1 to the Company’s Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended September 30, 2010, “Accounting Policies.”

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

The Company operates manufacturing facilities and sales offices principally located in the United States. The Company is subject to business risks inherent in non-U.S. activities, including political and economic uncertainty, import and export limitations, and market risk related to changes in interest rates and foreign currency exchange rates. The Company may use derivative financial instruments consisting primarily of interest rate hedge agreements to manage exposures to interest rate changes. The Company’s objective in managing its exposure to changes in interest rates on any future variable rate debt is to limit the impact on earnings and cash flow and reduce overall borrowing costs.

At December 31, 2010 and September 30, 2010 the Company had no debt outstanding. The Company’s marketable securities are invested primarily in stocks and corporate and municipal bonds through a professional investment advisor. Investment securities are exposed to various risks such as interest rate, market and credit. Due to the level of risk associated with certain investment securities and the level of uncertainty related to changes in the value of securities, it is possible that changes in these risk factors could have an adverse material impact on the Company’s results of operations or equity.

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

Changes in Internal Control over Financial Reporting

The Company’s management, including the Chief Executive Officer and Principal Financial and Accounting Officer, has reviewed the Company’s internal control over financial reporting. There were no changes in the Company’s internal control over financial reporting during the quarter ended December 31, 2010 that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

/s/ E. J. Elliott
E. J. Elliott
Chairman and Chief Executive Officer

February 14, 2011

/s/ Marc G. Elliott
Marc G. Elliott
President and Principal Financial and Accounting Officer

February 14, 2011