Form 10-Q
period 2011-03-31
GENCOR INDUSTRIES INC
filed 2011-05-13
CIK 64472

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2011

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

Large accelerated filer	☐	Accelerated Filer	☐

Non-accelerated Filer	☐ (Do not check if a smaller reporting company)	Smaller Reporting Company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at May 13, 2011
Common stock, $.10 par value	8,008,632 shares
Class B stock, $.10 par value	1,509,238 shares

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

Part I. Financial Information

GENCOR INDUSTRIES, INC.

Condensed Consolidated Balance Sheets

	March 31, 2011	September 30, 2010
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$6,018,000	$3,004,000
Marketable securities at fair value (cost $77,118,000 at March 31, 2011 and $69,501,000 at September 30, 2010)	77,613,000	73,327,000
Account receivable, less allowance for doubtful accounts of $1,049,000 at March 31, 2011 and $1,803,000 at September 30, 2010	1,589,000	1,979,000
Costs and estimated earnings in excess of billings	2,719,000	580,000
Inventories, net	16,853,000	17,341,000
Deferred income taxes	1,301,000	660,000
Prepaid expenses	1,661,000	2,205,000

Total Current Assets	107,754,000	99,096,000

Property and equipment, net	8,217,000	7,773,000
Other assets	353,000	358,000

Total Assets	$116,324,000	$107,227,000

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$3,382,000	$1,373,000
Customer deposits	5,920,000	1,478,000
Accrued expenses	4,136,000	3,323,000

Total Current Liabilities	13,438,000	6,174,000

Deferred and other income taxes	802,000	2,525,000

Total Liabilities	14,240,000	8,699,000

Commitments and contingencies
Shareholders’ equity:
Preferred stock, par value $.10 per share; authorized 300,000 shares; none issued	—	—
Common stock, par value $.10 per share; 15,000,000 shares authorized; 8,103,632 shares issued and 8,008,632 shares outstanding at March 31, 2011, and at September 30, 2010	810,000	810,000
Class B Stock, par value $.10 per share; 6,000,000 shares authorized; 1,509,238 shares issued and outstanding	151,000	151,000
Capital in excess of par value	10,542,000	10,542,000
Company shares held in treasury, at cost; 95,000 shares	(738,000)	(738,000)
Retained earnings	91,319,000	87,763,000

Total Shareholders’ Equity	102,084,000	98,528,000

Total Liabilities and Shareholders’ Equity	$116,324,000	$107,227,000

See accompanying Notes to Condensed Consolidated Financial Statements

GENCOR INDUSTRIES, INC.

Unaudited Condensed Consolidated Statements of Operations

(Unaudited)

	For the Quarters Ended March 31,		For the Six Months Ended March 31,
	2011	2010	2011	2010

Net revenue	$16,727,000	$24,042,000	$24,512,000	$35,112,000

Costs and expenses:
Production costs	14,052,000	17,845,000	20,861,000	27,288,000
Product engineering and development	534,000	765,000	1,063,000	1,303,000
Selling, general and administrative	2,294,000	2,698,000	4,397,000	5,138,000

	16,880,000	21,308,000	26,321,000	33,729,000

Operating income (loss)	(153,000)	2,734,000	(1,809,000)	1,383,000

Other income (expenses):
Interest and dividend income, net of fees	511,000	582,000	904,000	1,217,000
Income from investees	—	—	—	163,000
Net realized and unrealized gains on marketable securities	614,000	17,000	3,368,000	185,000
Other	6,000	(5,000)	25,000	24,000

	1,131,000	594,000	4,297,000	1,589,000

Income before income tax expense	978,000	3,328,000	2,488,000	2,972,000
Income tax expense (benefit)	(1,472,000)	632,000	(1,067,000)	500,000

Net Income	$2,450,000	$2,696,000	$3,555,000	$2,472,000

Basic Income per Common Share:
Net income per share	$0.26	$0.28	$0.37	$0.26

Diluted Income per Common Share:
Net income per share	$0.26	$0.28	$0.37	$0.26

See accompanying Notes to Condensed Consolidated Financial Statements

GENCOR INDUSTRIES, INC.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	For the Six Months Ended March 31,
	2011	2010

Cash flows from operations:
Net income	$3,555,000	$2,472,000
Adjustments to reconcile net income to cash provided by operating activities:

Purchases of marketable securities (including money funds)	(45,195,000)	(37,502,000)
Proceeds from sale and maturity of marketable securities	42,706,000	36,444,000
Change in fair value of marketable securities	(1,797,000)	(186,000)
Deferred income taxes	(2,364,000)	(1,072,000)
Depreciation and amortization	407,000	461,000
Income from investees	—	(163,000)
Provision for doubtful accounts	100,000	240,000
Change in assets and liabilities:
Accounts receivable	291,000	422,000
Costs and estimated earnings in excess of billings	(2,139,000)	(2,068,000)
Inventories	488,000	1,777,000
Prepaid expenses	544,000	(161,000)
Accounts payable	2,009,000	2,896,000
Customer deposits	4,442,000	1,479,000
Accrued expenses and other	818,000	2,495,000

Total adjustments	310,000	5,062,000

Cash flows provided by operating activities	3,865,000	7,534,000

Cash flows provided (used) by investing activities:
Distributions from unconsolidated investees	—	163,000
Capital expenditures	(851,000)	(113,000)

Cash flows provided (used) by investing activities	(851,000)	50,000

Net increase in cash and cash equivalents	3,014,000	7,584,000
Cash and cash equivalents at:
Beginning of period	3,004,000	3,677,000

End of period	$6,018,000	$11,261,000

See accompanying Notes to Condensed Consolidated Financial Statements

GENCOR INDUSTRIES, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Note 1 - Basis of Presentation

The accompanying condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all material adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included in the interim financial information. Operating results for the quarter and six months ended March 31, 2011 are not necessarily indicative of the results that may be expected for the year ending September 30, 2011.

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

Reclassifications - Certain reclassifications have been made to the Consolidated Financial Statements. To maintain comparability among the periods presented, the Company has revised the presentation of certain prior period amounts reported within the Consolidated Financial Statements, These reclassifications had no impact on previously reported net income.

Note 2 - Marketable Securities

Marketable securities are categorized as trading securities and stated at fair value. Fair value is determined using the quoted closing or latest bid prices for Level 1investments and market standard valuation methodologies for Level 2 investments (see Note 3 below). Realized gains and losses on investment transactions are determined by specific identification and are recognized as incurred in the statements of operations. Net unrealized gains and losses are reported in the statements of operations and represent the change in the fair value of investment holdings during the period.

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

The fair value of marketable equity securities are substantially based on quoted market prices (Level 1). Corporate and municipal bonds are valued using market standard valuation methodologies including: discounted cash flow methodologies, matrix pricing or other similar techniques. The inputs to these market standard valuation methodologies include, but are not limited to: interest rates, credit standing of the issuer or counterparty, industry sector of the issuer, coupon rate, call provisions, maturity, estimated duration and assumptions regarding liquidity and estimated future cash flows. In addition to bond characteristics, the valuation methodologies will also incorporate market date, such as actual trades completed, bids and actual dealer quotes, where such information is available. Accordingly, the estimated fair values are based on available market information and judgments about financial instruments (Level 2).

The following table sets forth, by level, within the fair value hierarchy, the Company’s assets measured at fair value as of March 31, 2011:

	Fair Value Measurements
	Level 1	Level 2	Level 3	Total
Equities	$7,165,000	$—	$—	$7,165,000
Corporate Bonds	—	7,536,000	—	7,536,000
Municipal Bonds	—	30,166,000	—	30,166,000
Cash & Money Funds	32,746,000	—	—	32,746,000

Total	$39,911,000	$37,702,000	$—	$77,613,000

Unrealized gains as of March 31, 2011 were $495,000. Estimated interest accrued on the corporate and municipal bond portfolio was $498,000 at March 31, 2011.

The following table sets forth, by level, within the fair value hierarchy, the Company’s assets measured at fair value as of September 30, 2010. The Company has revised its assessment of the fair value hierarchy level for which its’ investment in bonds are classified from Level 1 to Level 2. The accompanying table has been adjusted to reflect this reassessment:

	Fair Value Measurements
	Level 1	Level 2	Level 3	Total
Equities	$28,829,000	$—	$—	$28,829,000
Corporate Bonds	—	7,677,000	—	7,677,000
Municipal Bonds	—	35,522,000	—	35,552,000
Cash & Money Funds	1,269,000	—	—	1,269,000

Total	$30,098,000	$43,199,000	$—	$73,327,000

Unrealized gains as of September 30, 2010 were $3,238,000. Estimated interest accrued on the corporate and municipal bond portfolio was $588,000 at September 30, 2010.

The carrying amounts of cash and cash equivalents, accounts receivable and accounts payable approximate fair value because of the short-term nature of these items.

Note 4 - Inventories

Net inventories at March 31, 2011 and September 30, 2010 consist of the following:

	March 31, 2011	September 30, 2010
Raw materials	$10,761,000	$11,349,000
Work in process	523,000	1,343,000
Finished goods	5,075,000	4,068,000
Used equipment	494,000	581,000

Total	$16,853,000	$17,341,000

Inventories are valued at the lower of cost or market, with cost being determined principally by using the last-in, first-out (“LIFO”) method and market defined as replacement cost for raw materials and net realizable value for work in process and finished goods. Appropriate consideration is given to obsolescence, excessive levels, deterioration, possible alternative uses and other factors in determining net realizable value. The cost of work in process and finished goods includes materials, direct labor, variable costs and overhead. The Company evaluates the need to record inventory adjustments on all inventories including raw material, work in process, finished goods, spare parts and used equipment. Used equipment acquired by the Company on trade-in from customers is carried at the lower of trade-in value or estimated net realizable value. Unless specific circumstances warrant different treatment regarding inventory obsolescence, the cost basis of inventories three to four years old are reduced by 50% while the cost basis of inventories four to five years old are reduced by 75% and the cost basis of inventories greater than five years old are reduced to zero. Inventory is typically reviewed for obsolescence on an annual basis computed as of September 30th, the Company’s fiscal year end. If significant known changes in trends, technology or other specific circumstances that warrant consideration occur during the year, then the impact on obsolescence is considered at that time.

Note 5 - Costs and Estimated Earnings in Excess of Billings

Costs and estimated earnings in excess of billings on uncompleted contracts as of March 31, 2011 and September 30, 2010 consist of the following:

	March 31, 2011	September 30, 2010
Costs incurred on uncompleted contracts	$9,872,000	$357,000
Estimated earnings	2,206,000	387,000

	12,078,000	744,000
Billings to date	9,359,000	164,000

Costs and estimated earnings in excess of billings	$2,719,000	$580,000

Note 6 - Earnings per Share Data

The following table sets forth the computation of basic and diluted earnings per share for the quarters and six months ended March 31, 2011 and 2010:

	Quarter Ended March 31,		Six Months Ended March 31,
	2011	2010	2011	2010

Net income	$2,450,000	$2,696,000	$3,555,000	$2,472,000

Common Shares:
Weighted average common shares outstanding	9,518,000	9,613,000	9,518,000	9,613,000
Effect of dilutive stock options	—	—	—	—

Diluted shares outstanding	9,518,000	9,613,000	9,518,000	9,613,000

Basic:
Net earnings per share	$0.26	$0.28	$0.37	$0.26

Diluted:
Net earnings per share	$0.26	$0.28	$0.37	$0.26

Note 7 - Income Taxes

The primary reason for the tax benefits during the quarter and six months ended March 31, 2011, was decreases of approximately $1.7 million in unrecognized tax benefits following the conclusion of examinations by a state taxing authority.

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

In August 2005, the federal government passed the Safe, Accountable, Flexible and Efficient Transportation Equity Act—A Legacy for Users (“SAFETEA-LU”). This bill appropriated a multi-year guaranteed funding of $286.5 billion for federal highway, transit and safety programs that expired on September 30, 2009. On February 17, 2009, President Obama signed into law the American Recovery and Reinvestment Act of 2009 (“ARRA”), which included approximately $27.5 billion for highway and bridge construction activities. The ARRA and any future legislation approved by Congress could reduce infrastructure funding levels. In addition, funding restrictions can be imposed on states that do not comply with certain federal policies. On March 18, 2010, President Obama signed into law the Hiring Incentives to Restore Employment (“HIRE”) Act. This law extended authorization of the surface transportation programs previously funded under SAFETEA-LU through December 31, 2010 at 2009 levels. In addition, the HIRE Act authorized a one-time transfer of $19.5 billion from the general fund to the highway trust fund related to previously foregone interest payments. On December 22, 2010, President Obama signed into law the Continuing Appropriations and Surface Transportation Extensions Act, 2011 extending funding for federal surface transportation programs authorized under SAFETEA-LU through March 4, 2011. On March 4, 2011, President Obama signed into law the Surface Transportation Extension Act of 2011 providing an extension of Federal-aid highway, transit and other programs funded out of the Highway Trust Fund pending enactment of a multiyear law reauthorizing such programs. This is the seventh extension of SAFETEA-LU, which expired September 30, 2009. The extension authorizes funding for surface transportation programs at fiscal year 2010 levels through September 30, 2011. Although this helped stabilize the federal highway program, the Company believes a new multiyear highway program would have the greatest positive impact on the road construction industry and allow its customers to plan and execute longer term projects. The Company believes that its customers are waiting on the states to move forward with potential projects as their purchasing decisions are significantly influenced by the federal government’s legislation on federal road building funding. The Company believes the new funding, although limited by the current federal budget crisis, will have a positive impact on the Company’s financial performance. The magnitude of that improvement cannot be determined.

The recent economic downturn and the lack of a multiyear federal highway bill have resulted in reduced purchasing within the Company’s served markets and thus have had a direct impact on sales and pricing pressures on the Company’s products resulting in lower pricing and margins. The Company’s typical sales of asphalt plants are in the $2 to $4 million range and may require the Company’s customers to obtain financing. On the positive side, the reduced value of the US dollar has resulted in more interest and continued sales from international markets.

In addition to government funding and the overall economic conditions, fluctuations in the price of oil, which is a major component of asphalt mix, may affect the Company’s financial performance. An increase in the price of oil increases the cost of liquid asphalt and could therefore decrease demand for asphalt and certain of the Company’s products. The increase in oil prices over the past several months has also driven up the cost of gasoline which has resulted in increased freight costs. Where possible, the Company will pass these increased freight costs onto its customers. However, the Company may not be able to recapture all of the increased costs which could have a negative impact on the Company’s financial performance. The magnitude of that impact cannot be determined.

Steel is a major component used in manufacturing the Company’s equipment. During the first six months of fiscal 2011, the Company has experienced increases in prices for the steel beam and plate used in its products. In the current economy and competitive environment, the Company does not expect to be able to raise prices to cover the current and possible future steel cost increases in the current year. Thus, financial results could be negatively affected.

For the long term, the Company believes the strategy of continuing to invest in product engineering and development and its focus on delivering a high-quality product and superior service will strengthen the Company’s market position when demand for its products rebound. In response to the short-term outlook, the Company has taken aggressive actions to conserve cash, right size its operations and cost structure, and will continue to do so based on its forecasts. These actions included adjustments to workforce and staffing, reduced purchases of raw materials and reductions in selling, general, and administrative expenses. The Company continues to review its internal processes to identify inefficiencies and cost reductions and will continue scrutinizing its relationships with external suppliers to ensure the Company is achieving the highest-quality products and services at the most competitive cost.

Results of Operations

Quarter Ended March 31, 2011 versus March 31, 2010

Net revenues for the quarters ended March 31, 2011 and 2010 were $16,727,000 and $24,042,000, respectively. During the first quarter ended December 31, 2010, the Company noted that the historical timing of asphalt equipment orders had been pushed back as its customers awaited the outcome of the mid-term elections. This impacted the Company’s production schedule and resulted in lower revenues in the first and second quarters of fiscal 2011 as compared to fiscal 2010. The Company’s operations are concentrated in the asphalt-related business and typically subject to a seasonal slow-down during the third and fourth quarters of the calendar year. However, order input has picked up in 2011 and revenues for the third fiscal quarter ended June 30, 2011 are expected to be improved over the second quarter of fiscal 2011 and the third quarter of fiscal 2010.

As a percent of sales, gross profit margins decreased from 25.8% in the quarter ended March 31, 2010 to 16.0% in the quarter ended March 31, 2011. Gross margins decreased in 2011 primarily due to reduced revenues and related overhead absorption and increased manufacturing costs related to the increased costs of steel.

Product engineering and development expenses decreased $231,000 in the quarter ended March 31, 2011 as compared to the quarter ended March 31, 2010 as engineering costs related to specific R&D projects were reduced. Selling, general and administrative expenses decreased $404,000 in the quarter ended March 31, 2011 compared to the quarter ended March 31, 2010 due to reduced headcount and lower commission expenses related to decreased revenues.

The Company had an operating loss of $(153,000) for the quarter ended March 31, 2011 versus operating income of $2,734,000 for the quarter ended March 31, 2010. The decrease in operating income was primarily due to the reduced revenues of $7,315,000 and decrease in gross margin percentage partially offset by lower product engineering and selling, general and administrative expenses.

For the quarter ended March 31, 2011, investment interest and dividend income, net of fees, from the investment portfolio was $511,000 as compared to $582,000 in the quarter ended March 31, 2010. The net realized and unrealized gains on marketable securities were $614,000 for the quarter ended March 31, 2011 versus net realized and unrealized gains of $17,000 for the quarter ended March 31, 2010.

The effective income tax rate for the quarter ended March 31, 2011 was a benefit of 150.5% versus expense of 19.0% for the quarter ended March 31, 2010. The tax benefit in the quarter ended March 31, 2011 was due to decreases of approximately $1.7 million in unrecognized tax benefits following the conclusion of examinations by a state taxing authority. The effective income tax rate was also impacted by tax exempt interest income on municipal bonds in both years, as well as net unrealized gains and losses on investments in 2010 and net realized and unrealized gains and losses in 2011.

Six Months Ended March 31, 2011 versus March 31, 2010

Net sales for the six months ended March 31, 2011 and 2010 were $24,512,000 and $35,112,000, respectively. During the first quarter ended December 31, 2010, the Company noted that it believes the historical timing of asphalt equipment orders had been pushed back as its customers awaited the outcome of the mid-term elections. This impacted the Company’s production schedule and resulted in lower revenues in the first and second quarters of fiscal 2011 as compared to fiscal 2010.

As a percent of sales, gross profit margins decreased from 22.3% in the six months ended March 31, 2010 to 14.9% in the six months ended March 31, 2011. Gross margins decreased in 2011 primarily due to reduced revenues and related overhead absorption, and increased manufacturing costs related to the increased costs of steel.

Product engineering and development expenses decreased $240,000 as engineering costs related to specific R&D projects were reduced. Selling, general and administrative expenses decreased $741,000 in the six months ended March 31, 2011 compared to the six months ended March 31, 2010. Reduced headcount and lower commission expenses related to decreased revenues were the primary reasons for the decrease.

The Company had operating income of $1,383,000 for the six months ended March 31, 2010 versus losses of $(1,809,000) for the six months ended March 31, 2011 on $10,600,000 lower sales.

For the six months ended March 31, 2011, investment interest and dividend income, net of fees, from the investment portfolio was $904,000 as compared to $1,217,000 in the 2010 comparable period. The net realized and unrealized gains on marketable securities were $3,368,000 for the six months ended March 31, 2011 versus net realized and unrealized gains of $185,000 for the six months ended March 31, 2010.

The effective income tax rate for the six months ended March 31, 2011 was a benefit of 42.9% versus expense of 16.8% for the six months ended March 31, 2010. The tax benefit in the six months ended March 31, 2011 was due to decreases of approximately $1.7 million in unrecognized tax benefits following the conclusion of examinations by a state taxing authority. The effective income tax rate was also impacted by tax exempt interest income on municipal bonds in both years, as well as net unrealized gains and losses on investments in 2010 and net realized gains and losses in 2011.

Liquidity and Capital Resources

The Company generates capital resources through operations and returns on investments.

The Company does not currently require a credit facility but continues to review and evaluate its needs and options for such a facility.

The Company had no long-term or short-term debt outstanding at March 31, 2011 or September 30, 2010. In March 2010 the Company replaced its outstanding letters of credit by funding $975,000 in cash deposits at insurance companies to cover related collateral needs.

As of March 31, 2011, the Company had $6,018,000 in cash and cash equivalents, and $77,613,000 in the investment portfolio, including $32,746,000 in cash and money funds. The marketable securities are invested through a professional investment advisor. The securities may be liquidated at any time into cash and cash equivalents.

The Company’s working capital (defined as current assets less current liabilities) was equal to $94.3 million at March 31, 2011 and $92.9 million at September 30, 2010. For the six months ended March 31, 2011, costs and estimated earnings in excess of billings and customer deposits increased as the Company received orders for several asphalt plants during the quarter ended March 31, 2011 and began manufacturing for delivery during the second and third quarters of calendar 2011. Accounts payable increased with the increased production.

Cash provided by operations during the six months ended March 31, 2011 was $3,865,000. Cash flows used in investing activities during the six months ended March 31, 2011 of $851,000 were related to capital expenditures. These capital expenditures were primarily for building and manufacturing equipment improvements. There were no cash flows related to financing activities during the six months ended March 31, 2011.

Seasonality

The Company’s operations are concentrated in the asphalt-related business and are typically subject to a seasonal slow-down during the third and fourth quarters of the calendar year. This slow-down often results in lower reported sales, and earnings or losses during the first and fourth quarters of each fiscal year ended September 30.

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

Revenues & Expenses

Revenues from contracts for the design, manufacture and sale of asphalt plants are recognized under the percentage-of-completion method. The percentage-of-completion method of accounting for these contracts recognizes revenue, net of any promotional discounts, and costs in proportion to actual labor costs incurred as compared with total estimated labor costs expected to be incurred during the entire contract. Pre-contract costs are expensed as incurred. Changes to total estimated contract costs or losses, if any, are recognized in the period in which they are determined. Revenue recognized in excess of amounts billed is classified as current assets under “costs and estimated earnings in excess of billings.” The Company anticipates that all incurred costs associated with these contracts at March 31, 2011, will be billed and collected within one year.

Revenues from all other contracts for the design and manufacture of custom equipment, for service and for parts sales are recorded when the following four revenue recognition criteria are met: product has shipped or service is performed, persuasive evidence of an arrangement exists, the selling price is fixed or determinable, and collectability is reasonably assured.

Equipment and parts sales and shipping revenues, net of any discounts and return allowances, are recorded when the products are shipped and title passes to the customer. Return allowances, which reduce product revenue, are estimated using historical experience. The Company’s customers may qualify for certain cash rebates generally based on the level of sales attained during a twelve-month period. Provisions for these rebates, as well as estimated returns and allowances and other adjustments are provided for in the same period the related sales are recorded.

Product warranty costs are estimated using historical experience and known issues and are charged to production costs as revenue is recognized

All product engineering and development costs, and selling, general and administrative expenses are charged to operations as incurred. Provision is made for any anticipated contract losses in the period that the loss becomes evident.

The allowance for doubtful accounts is determined by performing a specific review of all account balances greater than 90 days past due and other higher risk amounts to determine collectability and also adjusting for any known customer payment issues with account balances in the less than 90 day past due aging buckets. Account balances are charged off against the allowance for doubtful accounts when they are determined to be uncollectable. Any recoveries of account balances previously considered in the allowance for doubtful accounts reduce future additions to the allowance for doubtful accounts.

Investments

The Company marks to market all trading securities and records any unrealized gains or losses as income or loss in the current period.

Long Lived Asset Impairment

Property and equipment and intangible assets subject to amortization are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset (or asset group) may not be recoverable. An impairment loss would be recognized when the carrying amount of an asset exceeds the estimated undiscounted cash flows expected to result from the use of the asset and its eventual disposition. The amount of the impairment loss to be recorded is calculated by the excess over its fair value of the asset’s carrying value. Fair value is generally determined using a discounted cash flow analysis.

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

At March 31, 2011 and September 30, 2010 the Company had no debt outstanding. The Company’s marketable securities are invested primarily in stocks and corporate and municipal bonds through a professional investment advisor. Investment securities are exposed to various risks such as interest rate, market and credit. Due to the level of risk associated with certain investment securities and the level of uncertainty related to changes in the value of securities, it is possible that changes in these risk factors could have an adverse material impact on the Company’s results of operations or equity.

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

Changes in Internal Control over Financial Reporting

The Company’s management, including the Chief Executive Officer and Principal Financial and Accounting Officer, has reviewed the Company’s internal control over financial reporting. There were no changes in the Company’s internal control over financial reporting during the quarter and six months ended March 31, 2011 that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

May 13, 2011

/s/ Marc G. Elliott
Marc G. Elliott
President and Principal Financial and Accounting Officer

May 13, 2011