Form 10-Q
period 2011-06-30
GENCOR INDUSTRIES INC
filed 2011-08-12
CIK 64472

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2011

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD: From to

Commission File Number: 001-11703

GENCOR INDUSTRIES, INC.

Delaware	59-0933147
(State or other jurisdiction of incorporated or organization)	(I.R.S. Employer Identification No.)

5201 North Orange Blossom Trail, Orlando, Florida	32810
(Address of principal executive offices)	(Zip Code)

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

Large accelerated filer	☐	Accelerated Filer	☐

Non-accelerated Filer	☐ (Do not check if a smaller reporting company)	Smaller Reporting Company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at August 5, 2011
Common stock, $.10 par value	8,008,632 shares
Class B stock, $.10 par value	1,509,238 shares

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

Part I. Financial Information

GENCOR INDUSTRIES, INC.

Condensed Consolidated Balance Sheets

	June 30, 2011 (Unaudited)	September 30, 2010
ASSETS
Current assets:
Cash and cash equivalents	$2,423,000	$3,004,000
Marketable securities at fair value (cost $80,215,000 at June 30, 2011 and $70,089,000 at September 30, 2010)	80,648,000	73,327,000
Account receivable, less allowance for doubtful accounts of $846,000 at June 30, 2011 and $1,803,000 at September 30, 2010	2,181,000	1,979,000
Costs and estimated earnings in excess of billings on uncompleted contracts	4,222,000	580,000
Inventories, net	13,182,000	17,341,000
Deferred income taxes	1,354,000	660,000
Prepaid expenses	1,620,000	2,205,000

Total Current Assets	105,630,000	99,096,000

Property and equipment, net	8,101,000	7,773,000
Other assets	106,000	358,000

Total Assets	$113,837,000	$107,227,000

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$2,437,000	$1,373,000
Customer deposits	2,755,000	1,478,000
Accrued expenses	4,669,000	3,323,000

Total Current Liabilities	9,861,000	6,174,000

Deferred and other income taxes	801,000	2,525,000

Total Liabilities	10,662,000	8,699,000

Commitments and contingencies
Shareholders’ equity:
Preferred stock, par value $.10 per share; authorized 300,000 shares; none issued	—	—
Common stock, par value $.10 per share; 15,000,000 shares authorized; 8,008,632 shares issued and outstanding at June 30, 2011; 8,103,632 shares issued and 8,008,632 shares outstanding at September 30, 2010	801,000	810,000
Class B Stock, par value $.10 per share; 6,000,000 shares authorized; 1,509,238 shares issued and outstanding	151,000	151,000
Capital in excess of par value	9,814,000	10,542,000
Company shares held in treasury, at cost; 95,000 shares at September 30, 2010	—	(738,000)
Retained earnings	92,409,000	87,763,000

Total Shareholders’ Equity	103,175,000	98,528,000

Total Liabilities and Shareholders’ Equity	$113,837,000	$107,227,000

See accompanying Notes to Condensed Consolidated Financial Statements

GENCOR INDUSTRIES, INC.

Unaudited Condensed Consolidated Statements of Operations

	For the Quarters Ended June 30,		For the Nine Months Ended June 30,
	2011	2010	2011	2010
Net revenue	$23,015,000	$12,684,000	$47,527,000	$47,796,000

Costs and expenses:
Production costs	18,756,000	11,176,000	39,617,000	38,464,000
Product engineering and development	547,000	607,000	1,610,000	1,910,000
Selling, general and administrative	2,265,000	2,419,000	6,662,000	7,557,000

	21,568,000	14,202,000	47,889,000	47,931,000

Operating income (loss)	1,447,000	(1,518,000)	(362,000)	(135,000)

Other income (expenses):
Interest and dividend income, net of fees	565,000	695,000	1,469,000	1,912,000
Income from investees	—	—	—	163,000
Net realized and unrealized gains and (losses) on marketable securities	(530,000)	(2,058,000)	2,838,000	(1,873,000)
Other	17,000	754,000	42,000	778,000

	52,000	(609,000)	4,349,000	980,000

Income before income tax expense (benefit)	1,499,000	(2,127,000)	3,987,000	845,000
Income tax expense (benefit)	409,000	(551,000)	(659,000)	(51,000)

Net Income (Loss)	$1,090,000	$(1,576,000)	$4,646,000	$896,000

Basic Income (Loss) per Common Share:
Net income (loss) per share	$0.11	$(0.16)	$0.49	$0.09

Diluted Income (Loss) per Common Share:
Net income (loss) per share	$0.11	$(0.16)	$0.49	$0.09

See accompanying Notes to Condensed Consolidated Financial Statements

GENCOR INDUSTRIES, INC.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	For the Nine Months Ended June 30,
	2011	2010
Cash flows from operations:
Net income	$4,646,000	$896,000
Adjustments to reconcile net income to cash provided by (used in) operating activities:

Purchases of marketable securities (including money funds)	(84,850,000)	(70,910,000)
Proceeds from sale and maturity of marketable securities	80,360,000	57,802,000
Change in fair value of marketable securities	(2,831,000)	1,744,000
Deferred income taxes	(2,418,000)	(852,000)
Depreciation and amortization	642,000	671,000
Income from investees	—	(163,000)
Provision for doubtful accounts	190,000	570,000
Gain on shareholder legal settlement	—	(738,000)
Change in assets and liabilities:
Accounts receivable	(140,000)	1,495,000
Costs and estimated earnings in excess of billings	(3,642,000)	4,103,000
Inventories	4,159,000	3,825,000
Prepaid expenses	585,000	(152,000)
Accounts payable	1,064,000	(724,000)
Customer deposits	1,277,000	113,000
Accrued expenses and other	1,346,000	1,109,000

Total adjustments	(4,258,000)	(2,107,000)

Cash flows provided by (used in) operating activities	388,000	(1,211,000)

Cash flows provided by (used in) investing activities:
Distributions from unconsolidated investees	—	163,000
Capital expenditures	(969,000)	(173,000)

Cash flows (used in) investing activities	(969,000)	(10,000)

Net (decrease) in cash and cash equivalents	(581,000)	(1,221,000)
Cash and cash equivalents at:
Beginning of period	3,004,000	3,677,000

End of period	$2,423,000	$2,456,000

See accompanying Notes to Condensed Consolidated Financial Statements

GENCOR INDUSTRIES, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Note 1 - Basis of Presentation

The accompanying condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all material adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included in the interim financial information. Operating results for the quarter and nine months ended June 30, 2011 are not necessarily indicative of the results that may be expected for the year ending September 30, 2011.

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

Reclassifications-Certain reclassifications have been made to the Consolidated Financial Statements. To maintain comparability among the periods presented, the Company has revised the presentation of certain prior period amounts reported within the Consolidated Financial Statements. These reclassifications had no impact on previously reported net income.

Note 2 - Marketable Securities

Marketable securities are categorized as trading securities and stated at fair value. Fair value is determined using the quoted closing or latest bid prices for Level 1 investments and market standard valuation methodologies for Level 2 investments (see Note 3 below). Realized gains and losses on investment transactions are determined by specific identification and are recognized as incurred in the statements of operations. Net unrealized gains and losses are reported in the statements of operations and represent the change in the fair value of investment holdings during the period.

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

The fair value of marketable equity securities and mutual funds are substantially based on quoted market prices (Level 1). Corporate and municipal bonds are valued using market standard valuation methodologies including: discounted cash flow methodologies, matrix pricing or other similar techniques. The inputs to these market standard valuation methodologies include, but are not limited to: interest rates, credit standing of the issuer or counterparty, industry sector of the issuer, coupon rate, call provisions, maturity, estimated duration and assumptions regarding liquidity and estimated future cash flows. In addition to bond characteristics, the valuation methodologies will also incorporate market date, such as actual trades completed, bids and actual dealer quotes, where such information is available. Accordingly, the estimated fair values are based on available market information and judgments about financial instruments (Level 2).

The following table sets forth, by level, within the fair value hierarchy, the Company’s assets measured at fair value as of June 30, 2011:

	Fair Value Measurements
	Level 1	Level 2	Level 3	Total
Equities	$31,675,000	$—	$—	$31,675,000
Mutual Funds	3,259,000	—	—	3,259,000
Corporate Bonds	—	7,922,000	—	7,922,000
Municipal Bonds	—	35,873,000	—	35,873,000
Cash & Money Funds	1,919,000	—	—	1,919,000

Total	$36,853,000	$43,795,000	$—	$80,648,000

Unrealized gains as of June 30, 2011 were $433,000. Estimated interest accrued on the corporate and municipal bond portfolio was $413,000 at June 30, 2011.

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

Note 4 – Inventories

Net inventories at June 30, 2011 and September 30, 2010 consist of the following:

	June 30, 2011	September 30, 2010
Raw materials	$9,294,000	$11,349,000
Work in process	936,000	1,343,000
Finished goods	2,449,000	4,068,000
Used equipment	503,000	581,000

Total	$13,182,000	$17,341,000

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

Note 5 – Costs and Estimated Earnings in Excess of Billings

Costs and estimated earnings in excess of billings on uncompleted contracts as of June 30, 2011 and September 30, 2010 consist of the following:

	June 30, 2011	September 30, 2010
Costs incurred on uncompleted contracts	$7,390,000	$357,000
Estimated earnings	2,281,000	387,000

	9,671,000	744,000
Billings to date	5,449,000	164,000

Costs and estimated earnings in excess of billings	$4,222,000	$580,000

Note 6 – Earnings per Share Data

The following table sets forth the computation of basic and diluted earnings per share for the quarters and nine months ended June 30, 2011 and 2010:

	Quarter Ended June 30,		Nine Months Ended June 30,
	2011	2010	2011	2010
Net income (loss)	$1,090,000	$(1,576,000)	$4,646,000	$896,000

Common Shares:
Weighted average common shares outstanding	9,518,000	9,581,000	9,518,000	9,602,000
Effect of dilutive stock options	—	—	—	—

Diluted shares outstanding	9,518,000	9,581,000	9,518,000	9,602,000

Basic:
Net income (loss) per share	$0.11	$(0.16)	$0.49	$0.09

Diluted:
Net income (loss) per share	$0.11	$(0.16)	$0.49	$0.09

Note 7 – Income Taxes

The primary reason for the tax benefit during the nine months ended June 30, 2011, was decreases of approximately $1.7 million in unrecognized tax benefits following the conclusion of examinations by a state taxing authority during the quarter ended March 31, 2011.

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

Because the Company’s products are sold primarily to the highway construction industry, the business is seasonal in nature. Traditionally, the Company’s customers do not purchase new equipment for shipment during the summer and fall months to avoid disrupting their peak season for highway construction and repair work. The majority of orders for the Company’s products are thus received between October and February, with a significant volume of shipments occurring prior to May. Due to the late start in customer orders in fiscal 2011, and as compared to fiscal 2010, the Company experienced improved shipments in its third fiscal quarter and into the start of the fourth fiscal quarter. The principal factors driving demand for the Company’s products are the overall economic conditions, the level of government funding for domestic highway construction and repair, infrastructure development in emerging economies, the need for spare parts, fluctuations in the price of crude oil (liquid asphalt as well as fuel costs), and a trend towards larger plants resulting from industry consolidation.

In August 2005, the federal government passed the Safe, Accountable, Flexible and Efficient Transportation Equity Act - A Legacy for Users (“SAFETEA-LU”). This bill appropriated a multi-year guaranteed funding of $286.5 billion for federal highway, transit and safety programs that expired on September 30, 2009. On February 17, 2009, President Obama signed into law the American Recovery and Reinvestment Act of 2009 (“ARRA”), which included approximately $27.5 billion for highway and bridge construction activities. The ARRA and any future legislation approved by Congress could reduce infrastructure funding levels. In addition, funding restrictions can be imposed on states that do not comply with certain federal policies. On March 18, 2010, President Obama signed into law the Hiring Incentives to Restore Employment (“HIRE”) Act. This law extended authorization of the surface transportation programs previously funded under SAFETEA-LU through December 31, 2010 at 2009 levels. In addition, the HIRE Act authorized a one-time transfer of $19.5 billion from the general fund to the highway trust fund related to previously foregone interest payments. On December 22, 2010, President Obama signed into law the Continuing Appropriations and Surface Transportation Extensions Act, 2011 extending funding for federal surface transportation programs authorized under SAFETEA-LU through March 4, 2011. On March 4, 2011, President Obama signed into law the Surface Transportation Extension Act of 2011 providing an extension of Federal-aid highway, transit and other programs funded out of the Highway Trust Fund pending enactment of a multi-year law reauthorizing such programs. This is the seventh extension of SAFETEA-LU, which expired September 30, 2009. The extension authorizes funding for surface transportation programs at fiscal year 2010 levels through September 30, 2011. Although this helped stabilize the federal highway program, the Company believes a new multiyear highway program would have the greatest positive impact on the road construction industry and allow its customers to plan and execute longer term projects.

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

Steel is a major component used in manufacturing the Company’s equipment. During the first nine months of fiscal 2011, the Company has experienced increases in prices for the steel beam and plate used in its products. Where possible, the Company will pass these increased costs onto its customers. However, the Company may not be able to recapture all of the increased steel costs and thus its financial results could be negatively affected.

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

Results of Operations

Quarter Ended June 30, 2011 versus June 30, 2010

Net revenues for the quarters ended June 30, 2011 and 2010 were $23,015,000 and $12,684,000, respectively. During the first quarter ended December 31, 2010, the Company noted that it believed the historical timing of asphalt equipment orders had been pushed back. This impacted the Company’s production schedule and resulted in lower revenues in the first and second quarters but higher revenues in the third fiscal quarter of fiscal 2011 as compared to those same periods in fiscal 2010. The Company’s operations are concentrated in the asphalt-related business and typically subject to a seasonal slow-down during the third and fourth quarters of the calendar year. However, order input picked up in the first half of 2011 and revenues for the third fiscal quarter ended June 30, 2011 were significantly improved over the second quarter of fiscal 2011 and the third quarter of fiscal 2010. Revenues for the fourth fiscal quarter of 2011 are also expected to be improved over the fourth fiscal quarter of 2010.

As a percent of sales, gross profit margins increased from 11.9% in the quarter ended June 30, 2010 to 18.5% in the quarter ended June 30, 2011. Gross margins increased in 2011 primarily due to the higher revenues and manufacturing efficiencies from increased production which was partially offset by increases in the costs of steel.

Product engineering and development expenses decreased $60,000 in the quarter ended June 30, 2011 as compared to the quarter ended June 30, 2010 as engineering costs related to specific R&D projects were reduced. Selling, general and administrative expenses decreased $154,000 in the quarter ended June 30, 2011 compared to the quarter ended June 30, 2010 due primarily to reduced headcount.

The Company had operating income of $1,447,000 for the quarter ended June 30, 2011 versus an operating loss of $(1,518,000) for the quarter ended June 30, 2010. The increase in operating income was primarily due to an increase in revenues of $10,331,000, an increase in gross margin percentage and reduced product engineering and selling, general and administrative expenses.

For the quarter ended June 30, 2011, investment interest and dividend income, net of fees, from the investment portfolio was $565,000 as compared to $695,000 in the quarter ended June 30, 2010. The net realized and unrealized losses on marketable securities were $(530,000) for the quarter ended June 30, 2011 versus net realized and unrealized losses of $(2,058,000) for the quarter ended June 30, 2010.

The effective income tax rate for the quarter ended June 30, 2011 was 27.3% versus a benefit of 25.9% for the quarter ended June 30, 2010. The effective income tax rate was impacted by tax exempt interest income on municipal bonds and net realized and unrealized gains and losses on marketable securities in both years.

Nine Months Ended June 30, 2011 versus June 30, 2010

Net sales for the nine months ended June 30, 2011 were $47,527,000, down slightly from 2010 sales of $47,796,000.

As a percent of sales, gross profit margins decreased from 19.5% in the nine months ended June 30, 2010 to 16.6% in the nine months ended June 30, 2011. Gross margins decreased in 2011 primarily due to increased manufacturing costs related to the increased costs of steel and the impact of increased gas and oil prices on freight costs and other commodities while the Company was unable to increase its prices as competition remained strong.

Product engineering and development expenses decreased $300,000 as engineering costs related to specific R&D projects were reduced. Selling, general and administrative expenses decreased $895,000 in the nine months ended June 30, 2011 compared to the nine months ended June 30, 2010 due primarily to reduced headcount.

The Company had an operating loss of $(362,000) for the nine months ended June 30, 2011 versus an operating loss of $(135,000) for the nine months ended June 30, 2010. The increased operating losses in 2011 were primarily due to the lower gross profit margins resulting from the impact of increased costs of steel and the impact of increased gas and oil prices on freight costs and other commodities. Lower product engineering and selling, general and administrative expenses in 2011 partially offset the impact of slightly higher sales and better margins in 2010.

For the nine months ended June 30, 2011, investment interest and dividend income, net of fees, from the investment portfolio was $1,469,000 as compared to $1,912,000 in the 2010 comparable period. The net realized and unrealized gains on marketable securities were $2,838,000 for the nine months ended June 30, 2011 versus net realized and unrealized losses of $(1,873,000) for the nine months ended June 30, 2010.

The effective income tax rate for the nine months ended June 30, 2011 was a benefit of 16.5% versus a benefit of 6.0% for the nine months ended June 30, 2010. The tax benefit in the nine months ended June 30, 2011 was primarily due to decreases of approximately $1.7 million in unrecognized tax benefits following the conclusion of examinations by a state taxing authority during the second fiscal quarter of 2011. The effective income tax rates were also impacted by tax exempt interest income on municipal bonds as well as net realized and unrealized gains and losses on investments in both years.

Liquidity and Capital Resources

The Company generates capital resources through operations and returns on investments.

The Company does not currently require a credit facility but continues to review and evaluate its needs and options for such a facility.

The Company had no long-term or short-term debt outstanding at June 30, 2011 or September 30, 2010. In March 2010 the Company replaced its outstanding letters of credit by funding $975,000 in cash deposits at insurance companies to cover related collateral needs.

As of June 30, 2011, the Company had $2,423,000 in cash and cash equivalents, and $80,648,000 in the investment portfolio, including $1,919,000 in cash and money funds. The marketable securities are invested through a professional investment advisor. The securities may be liquidated at any time into cash and cash equivalents.

The Company’s working capital (defined as current assets less current liabilities) was equal to $95.8 million at June 30, 2011 and $92.9 million at September 30, 2010. For the nine months ended June 30, 2011, costs and estimated earnings in excess of billings on uncompleted contracts and customer deposits increased as the Company received orders for several asphalt plants during the quarter ended June 30, 2011 and began manufacturing for delivery during the third and fourth quarters of calendar 2011. Accounts payable increased with the increased production.

Cash provided by operations during the nine months ended June 30, 2011 was $388,000. Cash flows used in investing activities during the nine months ended June 30, 2011 of $969,000 were related to capital expenditures. These capital expenditures were primarily for building and manufacturing equipment improvements. There were no cash flows related to financing activities during the nine months ended June 30, 2011.

Seasonality

The Company’s operations are concentrated in the asphalt-related business and are typically subject to a seasonal slow-down during the third and fourth quarters of the calendar year. This seasonal slow-down often results in lower reported sales, and earnings or losses during the first and fourth quarters of each fiscal year ended September 30. During fiscal 2011, due to the late start in customer orders, revenues in the third fiscal quarter were up 37.6% over the second fiscal quarter. Revenues in the fourth fiscal quarter of 2011 are expected to be down as compared to the third fiscal quarter of 2011 but improved over the fourth fiscal quarter of 2010.

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

Revenues & Expenses

Revenues from contracts for the design, manufacture and sale of asphalt plants are recognized under the percentage-of-completion method. The percentage-of-completion method of accounting for these contracts recognizes revenue, net of any promotional discounts, and costs in proportion to actual labor costs incurred as compared with total estimated labor costs expected to be incurred during the entire contract. Pre-contract costs are expensed as incurred. Changes to total estimated contract costs or losses, if any, are recognized in the period in which they are determined. Revenue recognized in excess of amounts billed is classified as current assets under “costs and estimated earnings in excess of billings.” The Company anticipates that all incurred costs associated with these contracts at June 30, 2011, will be billed and collected within one year.

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

Product warranty costs are estimated using historical experience and known issues and are charged to production costs as revenue is recognized.

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

At June 30, 2011 and September 30, 2010 the Company had no debt outstanding. The Company’s marketable securities are invested primarily in stocks and corporate and municipal bonds through a professional investment advisor. Investment securities are exposed to various risks such as interest rate, market and credit. Due to the level of risk associated with certain investment securities and the level of uncertainty related to changes in the value of securities, it is possible that changes in these risk factors could have an adverse material impact on the Company’s results of operations or equity.

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

Changes in Internal Control over Financial Reporting

The Company’s management, including the Chief Executive Officer and Principal Financial and Accounting Officer, has reviewed the Company’s internal control over financial reporting. There were no changes in the Company’s internal control over financial reporting during the quarter and nine months ended June 30, 2011 that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Part II. Other Information

Item 6. Exhibits

(a)	Exhibits

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a – 14(a) of the Securities Exchange Act of 1934, as amended

31.2	Certification of President and Principal Financial and Accounting Officer Pursuant to Rule 13a – 14(a) of the Securities Exchange Act of 1934, as amended

32	Certifications of Chief Executive Officer and Principal Financial and Accounting Officer Pursuant to 18 U. S. C. Section 1350.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation Linkbase

101.DEF	XBRL Taxonomy Extension Definition Linkbase

101.LAB	XBRL Taxonomy Extension Label Linkbase

101.PRE	XBRL Taxonomy Extension Presentation Linkbase

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

GENCOR INDUSTRIES, INC.

/s/ E. J. Elliott
E. J. Elliott
Chairman and Chief Executive Officer

August 12, 2011

/s/ Marc G. Elliott
Marc G. Elliott
President and Principal Financial and Accounting Officer

August 12, 2011