Form 10-K
period 2011-09-30
GENCOR INDUSTRIES INC
filed 2011-12-16
CIK 64472

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10 – K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended September 30, 2011

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes    ☒  No

The aggregate market value of the common equity held by non-affiliates computed by reference to the price at which the common equity was last sold as of the last business day of the most recently completed second fiscal quarter was $52,429,972.

Indicate the number of shares outstanding of each of the Registrant’s classes of Common Stock, as of the latest practicable date: 8,008,632 shares of Common Stock ($.10 par value) and 1,509,238 shares of Class B Stock ($.10 par value) as of December 12, 2011.

DOCUMENTS INCORPORATED BY REFERENCE

Part III of this Form 10-K is incorporated by reference from the Registrant’s 2012 Proxy Statement for the Annual Meeting of the Stockholders.

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

General

Gencor Industries, Inc. and its subsidiaries (the “Company”, “we”, “us” or “our”) is a leading manufacturer of heavy machinery used in the production of highway construction materials, synthetic fuels, and environmental control equipment. The Company’s products are manufactured in two facilities in the United States. The Company’s products are sold through a combination of Company sales representatives and independent dealers and agents located throughout the world.

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

Because the Company’s products are sold primarily to the highway construction industry, the business is seasonal in nature. Traditionally, the Company’s customers do not purchase new equipment for shipment during the summer and fall months to avoid disrupting their peak season for highway construction and repair work. The majority of orders for the Company’s products are typically received between October and February, with a significant volume of shipments occurring prior to May. Due to the late start in customer orders in fiscal 2011, and as compared to fiscal 2010, the Company experienced improved shipments in its third fiscal quarter and into the start of the fourth fiscal quarter. The principal factors driving demand for the Company’s products are the level of government funding for domestic highway construction and repair, infrastructure development in emerging economies, the need for spare parts, and a trend towards larger plants resulting from industry consolidation.

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

In 1998, the Company entered into agreements with Carbontronics, LLC (“CLLC”) pursuant to which the Company designed, manufactured, sold and installed four synthetic fuel production plants. In addition to payment for the plants, the Company received membership interests in two synthetic fuel entities (“Synfuelcos”). The Synfuelcos derived significant cash flow from the sale of synthetic fuel and tax credits (Internal Revenue Code, Section 29) and consequently distributed significant cash to the Company beginning in 2001 and through 2010.

The tax credit legislation expired at the end of calendar year 2007. Consequently, the four synthetic fuel plants were decommissioned. The plants were sold or transferred to site owners in exchange for a release of all contracted liabilities related to the removal of plants from the sites. The administrative partner informed the Company that there were no operations in calendar 2008 and almost all of the partnership affairs were finalized in 2008. The Company received $163,000 of final distributions in fiscal 2010. Gencor no longer has any position in the Synfuelcos and to our information and belief those entities have been dissolved.

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

Sources of Supply and Manufacturing

Substantially all products and components sold by the Company and its subsidiaries are manufactured and assembled by the Company, except for procured raw materials and hardware. The Company purchases a large quantity of steel, raw materials and hardware used to manufacture its products from hundreds of suppliers and is not dependent on any single supplier. Periodically, the Company reviews the cost effectiveness of internal manufacturing versus outsourcing its product lines to independent third parties and currently believes it has the internal capability to produce the highest quality product at the lowest cost. This, however, may change from time to time.

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

Competition

The markets for the Company’s products are highly competitive. Within a given product line, the industry remains fairly concentrated, with typically a small number of companies competing for the majority of a product line’s industry sales. The principal competitive factors include technology and overall product design. The Company believes it manufactures the heaviest built equipment in the industry. In addition, dependability and reliability of performance, brand recognition, pricing and after-the-sale customer support are significant factors. Management believes its ability to compete depends upon its continual efforts to maintain and improve product performance, availability and dependability, competitively price its products, and provide the best customer support and service in the industry.

Sales and Marketing

The Company’s products and services are marketed internationally through a combination of Company employed sales representatives and independent dealers and agents.

Sales Backlog

The Company’s manufacturing processes allow for a relatively short turnaround from the order date to shipment date of usually less than ninety days. Therefore, the size of the Company’s backlog should not be viewed as an indicator of the Company’s annualized revenues or future financial results. The Company’s backlog was approximately $18.6 million and $11.4 million as of December 1, 2011 and December 1, 2010, respectively.

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

Employees

As of September 30, 2011, the Company employed a total of 275 employees. The Company has collective bargaining agreements covering production and maintenance employees at its Marquette, Iowa facility. The remaining employees are not represented by a labor union or collective bargaining agreement. The Company believes that its relationship with its employees is good.

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

The domestic and international economies have experienced a significant downturn. This downturn has been magnified by the tightening of the credit markets. The domestic and international markets may remain depressed for an undeterminable period of time. The Company’s sales to contractors are dependent on construction and infrastructure spending and availability of credit to its customers. Changes in construction and governmental spending have had and could continue to have a material adverse effect on the Company’s results of operations.

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

Rules adopted by the Securities and Exchange Commission pursuant to Section 404 of the Sarbanes-Oxley Act of 2002 require the Company to assess its internal control over financial reporting annually. The rules governing the standards that must be met for management to assess its internal control over financial reporting are complex. They require significant documentation, testing, and possible remediation of any significant deficiencies in and/or material weaknesses of internal controls in order to meet the detailed standards under these rules. The Company has evaluated its internal control over financial reporting as effective as of September 30, 2011. See Item 9A(T) – Controls and Procedures – Management’s Annual Report on Internal Control over Financial Reporting. Although the Company has evaluated its internal control over financial reporting as effective as of September 30, 2011, in future fiscal years, the Company may encounter unanticipated delays or problems in assessing its internal control over financial reporting as effective or in completing its assessments by the required dates. In addition, the Company cannot assure you that its independent registered public accountants will attest that internal control over financial reporting are effective in future fiscal years. If the Company cannot assess its internal control over financial reporting as effective, investor confidence and share value may be negatively impacted.

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

The market price of the Company’s common stock may be significantly affected by various factors such as:

•	Quarterly variations in operating results

•	Changes in revenue growth rates as a whole or for specific geographic areas or products

•	Changes in earnings estimates by market analysts

•	The announcement of new products or product enhancements by the Company or its competitors

•	Speculation in the press or analyst community, and

•	General market conditions or market conditions specific to particular industries.

The market price of the Company’s common stock may experience significant fluctuations in the future.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None

ITEM 2.	PROPERTIES

The following table lists the operating properties owned by the Company as of September 30, 2011:

Location	Owned Acreage	Building Square Footage	Principal Function
Marquette, Iowa	72.0	137,000	Offices and manufacturing

Orlando, Florida	27.0	215,000	Corporate offices and manufacturing

ITEM 3.	LEGAL PROCEEDINGS

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

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters submitted during the fourth quarter of this fiscal year to a vote of security holders.

PART II

ITEM 5.	MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER’S PURCHASES OF EQUITY SECURITIES

The Company’s stock has been traded on the NASDAQ Global Market under the symbol “GENC” since December 20, 2007.

Following are the high and low closing prices for the Company’s common stock for the periods indicated:

2011	HIGH	LOW

First Quarter	$7.62	$6.94

Second Quarter	$8.10	$7.17

Third Quarter	$8.03	$7.45

Fourth Quarter	$7.75	$7.11

2010	HIGH	LOW

First Quarter	$8.56	$7.03

Second Quarter	$7.91	$6.76

Third Quarter	$8.15	$7.30

Fourth Quarter	$7.86	$6.83

As of September 30, 2011, there were 285 holders of common stock of record and 5 holders of Class B Stock of record. The Company has not paid any dividends during the last two fiscal years and there is no intention to pay cash dividends in the foreseeable future.

EQUITY COMPENSATION PLANS

The following table includes information about the Company’s common stock that may be issued upon exercise of options, warrants and rights under all of the existing equity compensation plans and arrangements previously approved by security holders as of September 30, 2011:

Plan	Number of Securities to be Issued upon Exercise of Outstanding Options, Warrants and Rights (a)	Weighted-average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance under Equity Compensation Plans (excluding securities reflected in column (a))

1997 Stock Option Plan	27,500	$9.320	—

2009 Incentive Compensation Plan	298,000	$7.689	662,000	(b)

(b)	Includes 160,000 of Class B securities

COMPARATIVE 5 YEAR CUMULATIVE RETURN GRAPH

The following graph sets forth the cumulative total stockholder return (assuming reinvestment of dividends) to the Company’s stockholders during the five-year period ended September 30, 2011, as well as the Wilshire Small Capitalization Index and the Dow Jones Heavy Construction Index. The stock performance assumes $100 was invested on October 1, 2006.

Comparison of Cumulative Total Return among Gencor Industries, Inc., the

Wilshire Small Capitalization Index and the Dow Jones Heavy Construction Index

With Base Year of 2006:	9/30/2006	9/30/2007	9/30/2008	9/30/2009	9/30/2010	9/30/2011

Gencor Industries, Inc.	100.00	107.03	87.35	92.97	77.19	78.38

DJ Heavy Construction Index	100.00	201.62	128.82	121.66	114.54	99.85

Wilshire Small Cap Index	100.00	105.95	84.09	80.86	88.75	90.52

On December 12, 2011, the Company’s stock was available for trading on the NASDAQ Global Market under the symbol “GENC”.

ITEM 6.	SELECTED FINANCIAL DATA

	Years Ended September 30
	2011	2010	2009	2008	2007
	(in thousands, except per share data)

Net Revenue	$59,692	$55,587	$56,789	$88,343	$75,286
Operating Income (Loss)	(1,743)	(3,049)	(4,769)	6,848	6,333
Net Income (Loss)	224	2,969	(2,551)	15,247	18,495
Per Share Data:
Basic – Net Income (Loss)	$0.02	$0.31	$(0.27)	$1.59	$1.91
Diluted – Net Income (Loss)	$0.02	$0.31	$(0.27)	$1.59	$1.91

Selected Balance Sheet Data:	September 30
	2011	2010	2009	2008	2007
	(in thousands)

Current Assets	$95,424	$99,096	$95,806	$105,216	$96,392
Current Liabilities	5,576	6,174	5,707	12,807	14,048
Total Assets	104,375	107,227	104,457	114,217	104,227
Long Term Debt	—	—	—	—	—
Shareholders’ Equity	98,799	98,528	96,297	99,015	83,781

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

In August 2005, the federal government passed the Safe, Accountable, Flexible and Efficient Transportation Equity Act - A Legacy for Users (“SAFETEA-LU”). This bill appropriated a multi-year guaranteed funding of $286.5 billion for federal highway, transit and safety programs that expired on September 30, 2009. On February 17, 2009, President Obama signed into law the American Recovery and Reinvestment Act of 2009 (“ARRA”), which included approximately $27.5 billion for highway and bridge construction activities. The ARRA and any future legislation approved by Congress could reduce infrastructure funding levels. In addition, funding restrictions can be imposed on states that do not comply with certain federal policies. On March 18, 2010, President Obama signed into law the Hiring Incentives to Restore Employment (“HIRE”) Act. This law extended authorization of the surface transportation programs previously funded under SAFETEA-LU through December 31, 2010 at 2009 levels. In addition, the HIRE Act authorized a one-time transfer of $19.5 billion from the general fund to the highway trust fund related to previously foregone interest payments. On December 22, 2010, President Obama signed into law the Continuing Appropriations and Surface Transportation Extensions Act, 2011 extending funding for federal surface transportation programs authorized under SAFETEA-LU through March 4, 2011. On March 4, 2011, President Obama signed into law the Surface Transportation Extension Act of 2011 providing an extension of Federal-aid highway, transit and other programs funded out of the Highway Trust Fund through September 30, 2011. On September 17, 2011, Obama signed an eighth extension of SAFETEA-LU which authorizes funding at 2011 levels through March 31, 2012, pending enactment of a multi-year law reauthorizing such programs. Although these extensions help stabilize the federal highway program, the Company believes a new multiyear highway program would have the greatest positive impact on the road construction industry and allow its customers to plan and execute longer term projects.

In January 2009, the Canadian government announced its economic action plan to stimulate economic growth which included a $12 billion two year investment in new infrastructure including roads, bridges and other infrastructure. The Company’s financial performance over the past two years has benefited from programs associated with this funding.

The economic downturn over the past several years and the lack of a multiyear federal highway bill have resulted in reduced purchasing within the Company’s served markets and thus have had a direct impact on sales and pricing pressures on the Company’s products resulting in lower pricing and margins. The Company’s typical sales of asphalt plants are in the $2 to $4 million range and may require the Company’s customers to obtain financing. On the positive side, the reduced value of the US dollar has resulted in more interest and continued sales from international markets.

In addition to government funding and the overall economic conditions, fluctuations in the price of oil, which is a major component of asphalt mix, may affect the Company’s financial performance. An increase in the price of oil increases the cost of liquid asphalt and could therefore decrease demand for asphalt and certain of the Company’s products. The increase in oil prices over the past year has also driven up the cost of gasoline which has resulted in increased freight costs. Where possible, the Company will pass these increased freight costs onto its customers. However, the Company may not be able to recapture all of the increased costs and thus which could have a negative impact on the Company’s financial performance. The magnitude of that impact cannot be determined.

Steel is a major component used in manufacturing the Company’s equipment. During the first nine months of fiscal 2011, the Company has experienced increases in prices for the steel beam and plate used in its products. Where possible, the Company will pass these increased steel costs onto its customers. However, the Company may not be able to recapture all of the increased steel costs and thus its financial results could be negatively affected.

For the long term, the Company believes the strategy of continuing to invest in product engineering and development and its focus on delivering a high-quality product and superior service will strengthen the Company’s market position when demand for its products rebound. In response to the short-term outlook, the Company has taken aggressive actions to conserve cash, right-size it’s operations and cost structure, and will continue to do so based on its forecasts. These actions included adjustments to workforce and staffing, reduced purchases of raw materials and reductions in selling, general, and administrative expenses. The Company continues to review its internal processes to identify inefficiencies and cost reductions and will continue scrutinizing its relationships with external suppliers to ensure the Company is achieving the highest-quality products and services at the most competitive cost.

Results of Operations

Year ended September 30, 2011 compared with the year ended September 30, 2010

Net revenues for the year ended September 30, 2011 increased $4.1 million to $59.7 million from $55.6 million for the year ended September 30, 2010. The Company’s revenues are concentrated in the asphalt-related business and are subject to a seasonal slow-down during the third and fourth quarters of the calendar year. Due to the late start in customer orders in fiscal 2011, and as compared to fiscal 2010, the Company experienced lower shipments in the first and second quarters of fiscal 2011 but improved shipments in its third and fourth quarters as compared to 2010.

Gross margins for fiscal 2011 were $9.4 million, or 15.8% of net revenues, versus $9.2 million in 2010, or 16.5% of net revenues. Gross margin dollars increased in 2011 due to the higher revenues. Margins were negatively impacted by increases in the costs of steel and a $344,000 increase in LIFO reserves in 2011. In 2010, margins were positively impacted by a $641,000 reduction in LIFO reserves. The increase in LIFO reserves in 2011 resulted from the impact of the overall decrease in gross inventories (reduction of higher cost LIFO layers) combined with the current increases in raw material prices.

Product engineering and development costs in fiscal 2011 were down $489,000 as compared to 2010 as engineering costs related to specific R&D projects were reduced. Selling and administrative expenses decreased $554,000 to $8,946,000 during 2011 due primarily to reduced headcount and reduced bad debt expense.

Fiscal 2011 had an operating loss of $(1,743,000) versus an operating loss of $(3,049,000) in 2010. Overall the reduced losses in 2011 primarily resulted from increased revenues and reduced product engineering and development costs, and reduced selling, general and administrative expenses.

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

As of September 30, 2011 and 2010, the cost basis of the investment portfolio was $76.3 million and $70.1 million, respectively. For the year ended September 30, 2011, net investment interest and dividend income (“Investment Income”) was $2.3 million versus Investment Income of $3.1 million in 2010. The net realized and unrealized losses on marketable securities were $(3.1) million in 2011 versus net realized and unrealized gains of $1.4 million in 2010. Total cash and investment balance at September 30, 2011 was $74.2 million compared to the September 30, 2010 cash and investment balance of $76.3 million.

The Company recognized income from Investees of $163,000 during the year ended September 30, 2010 (see Part 1, Item 1 of this Report).

The effective income tax rate for 2011 was a benefit of 108.8% whereas the effective income tax rate was a benefit of 25.9% for 2010. The increase in the tax benefit in fiscal 2011 was primarily due to a decrease of $1,724,000 in unrecognized tax benefits following the conclusion of examinations by a state taxing authority during the second fiscal quarter of 2011. The change in the effective tax rate between years is also due to operating losses incurred during 2011 versus profit in 2010, the tax effect in fiscal 2010 of the benefit from prior year net operating loss carry forward, the effect of the tax exempt stock settlement in fiscal 2010 and the effect of tax exempt interest income and unrealized gains (see Note 6 to Consolidated Financial Statements).

Net income for the year ended September 30, 2011 was $224,000 or $.02 per share versus $2,969,000 or $.31 per share for the year ended September 30, 2010.

Liquidity and Capital Resources

The Company generates capital resources through operations and returns on its investments. During fiscal 2010, the Company received cash distributions from Investees of $163,000. The Company does not expect to receive any distributions from Investees in subsequent periods.

The Company had previously maintained a Revolving Credit and Security Agreement (“Credit Agreement”) with PNC Bank, N.A. which expired on April 30, 2010. The Company does not currently require a credit facility but continues to review and evaluate its needs and options for such a facility.

The Company had no long term debt outstanding at September 30, 2011 or 2010. In March 2010, the Company replaced its outstanding letters of credit by funding $975,000 in cash deposits at insurance companies to cover related collateral needs.

As of September 30, 2011, the Company had $1.7 million in cash and cash equivalents, and $72.5 million in marketable securities. The marketable securities are invested through a professional investment advisor. The securities may be liquidated at any time into cash and cash equivalents.

The Company’s backlog was $6.5 million at September 30, 2011 versus $7.8 million at September 30, 2010. The Company’s working capital (defined as current assets less current liabilities) was $89.8 million at September 30, 2011 and $92.9 million at September 30, 2010. Costs and estimated earnings in excess of billings increased $3.9 million primarily due to the increased number of projects in progress at September 30, 2011 as compared to September 30, 2010. Inventories were reduced $4.5 million as the Company continued its effort to drive down its investment in inventory to match the lower level of operations and produce cash in the slow economy.

Cash provided by operations during the year ended September 30, 2011 was $177,000. The cash used for investing activities during the year ended September 30, 2011 of $1,466,000 was related to capital expenditures primarily for improvements to the manufacturing facilities and equipment replacements.

There were no cash disbursements or receipts during the years ended September 30, 2011 or 2010 related to financing activities.

Critical Accounting Policies, Estimates and Assumptions

The Company believes the following discussion addresses it’s most critical accounting policies, which are those that are most important to the portrayal of the Company’s financial condition and results of operations and require management’s most difficult, subjective, or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain. Accounting policies, in addition to the critical accounting policies referenced below, are presented in Note 1 to the Consolidated Financial Statements, “Accounting Policies.”

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

Revenues & Expenses

Revenues from contracts for the design, manufacture and sale of asphalt plants are recognized under the percentage-of-completion method. The percentage-of-completion method of accounting for these contracts recognizes revenue, net of any promotional discounts, and costs in proportion to actual labor costs incurred as compared with total estimated labor costs expected to be incurred during the entire contract. Pre-contract costs are expensed as incurred. Changes to total estimated contract costs or losses, if any, are recognized in the period in which they are determined. Revenue recognized in excess of amounts billed is classified as current assets under “costs and estimated earnings in excess of billings.” The Company anticipates that all incurred costs associated with these contracts at September 30, 2011, will be billed and collected within one year.

Revenues from all other contracts for the design and manufacture of custom equipment, for service and for parts sales, net of any discounts and return allowances, are recorded when the following four revenue recognition criteria are met: product is delivered or service is performed, persuasive evidence of an arrangement exists, the selling price is fixed or determinable, and collectability is reasonably assured.

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

Contractual Obligations

The following table summarizes the outstanding borrowings and long-term contractual obligations at September 30, 2011:

	Total	Less than 1 Year	1 – 3 Years	3 – 5 Years	More than 5 Years
Long-term debt	$—	$—	$—	$—	$—
Operating leases	97,000	46,000	41,000	10,000	—

Total	$97,000	$46,000	$41,000	$10,000	$—

There was no long-term debt facility in place and there were no outstanding letters of credit at September 30, 2011.

Off-Balance Sheet Arrangements

None

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company operates manufacturing facilities and sales offices at two locations in the United States. The Company is subject to business risks inherent in non-U.S. activities, including political and economic uncertainty, import and export limitations, and market risk related to changes in interest rates and foreign currency exchange rates. Periodically, the Company may use derivative financial instruments consisting primarily of interest rate hedge agreements to manage exposures to interest rate changes. The Company’s objective in managing its exposure to changes in interest rates on any future variable rate debt is to limit the impact on earnings and cash flow and reduce overall borrowing costs.

At September 30, 2011 and 2010 the Company had no debt outstanding. At September 30, 2011 there was no credit facility in place. The Company does not currently require a credit facility but continues to review and evaluate its needs and options for such a facility.

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

In order to ensure that the Company’s internal control over financial reporting is effective, management regularly assesses such controls and did so most recently as of September 30, 2011. This assessment was based on criteria for effective internal control over financial reporting described in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management believes the Company maintained effective internal control over financial reporting as of September 30, 2011.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of Gencor Industries, Inc.:

We have audited the accompanying consolidated balance sheets of Gencor Industries, Inc. and subsidiaries as of September 30, 2011 and 2010, and the related consolidated statements of operations, shareholders’ equity and cash flows for each of the years in the two-year period ended September 30, 2011. Gencor’s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Gencor Industries, Inc. as of September 30, 2011 and 2010, and the consolidated results of its operations, changes in shareholders’ equity and its cash flows for each of the years in the two-year period ended September 30, 2011, in conformity with accounting principles generally accepted in the United States of America.

/s/ Moore Stephens Lovelace, P.A.

MOORE STEPHENS LOVELACE, P.A.
Certified Public Accountants
Orlando, Florida
December 16, 2011

Part I. Financial Information

GENCOR INDUSTRIES, INC.

Consolidated Balance Sheets

As of September 30, 2011 and 2010

	2011	2010
ASSETS
Current assets:
Cash and cash equivalents	$1,715,000	$3,004,000
Marketable securities at fair value (Cost of $76,275,000 at September 30, 2011 and $70,089,000 at September 30, 2010)	72,486,000	73,327,000
Account receivable, less allowance for doubtful accounts of $582,000 at September 30, 2011 and $1,803,000 at September 30, 2010	1,573,000	1,979,000
Costs and estimated earnings in excess of billings	4,450,000	580,000
Inventories, net	12,878,000	17,341,000
Deferred income taxes	690,000	660,000
Prepaid expenses	1,632,000	2,205,000

Total current assets	95,424,000	99,096,000

Property and equipment, net	8,349,000	7,773,000
Other assets	602,000	358,000

Total assets	$104,375,000	$107,227,000

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Account payable	$1,978,000	$1,373,000
Customer deposits	756,000	1,478,000
Accrued expenses	2,842,000	3,323,000

Total current liabilities	5,576,000	6,174,000

Deferred and other income taxes	—	2,525,000

Total liabilities	5,576,000	8,699,000

Commitments and contingencies
Shareholder’s equity:
Preferred stock, par value $.10 share; authorized 300,000 shares; none issued	—	—
Common stock, par value $.10 per share; 15,000,000 shares authorized; 8,008,632 shares issued and outstanding at September 30, 2011, and 8,103,632 shares issued and 8,008,632 shares outstanding at September 30, 2010	801,000	810,000
Class B Stock, par value $.10 per share; 6,000,000 shares authorized; 1,509,238 shares issued and outstanding at September 30, 2011 and 2010	151,000	151,000
Capital in excess of par value	9,860,000	10,542,000
Common stock held in treasury, at cost; 95,000 shares at September 30, 2010	—	(738,000)
Retained earnings	87,987,000	87,763,000

Total shareholder’s equity	98,799,000	98,528,000

Total Liabilities and Shareholder’s Equity	$104,375,000	$107,227,000

See accompanying Notes to Consolidated Financial Statements

GENCOR INDUSTRIES, INC.

Consolidated Statements of Operations

For the Years Ended September 30, 2011 and 2010

	2011	2010
Net revenue	$59,692,000	$55,587,000

Costs and expenses:
Production costs	50,278,000	46,436,000
Product engineering and development	2,211,000	2,700,000
Selling, general and administrative	8,946,000	9,500,000

	61,435,000	58,636,000

Operating loss	(1,743,000)	(3,049,000)

Other income (expenses):
Interest and dividend income, net of fees	2,256,000	3,101,000
Income from investees	—	163,000
Realized and unrealized gains (losses) on marketable securities	(3,113,000)	1,361,000
Other	66,000	783,000

	(791,000)	5,408,000

Income (loss) before income taxes	(2,534,000)	2,359,000
Income tax benefit	(2,758,000)	(610,000)

Net income	$224,000	$2,969,000

Basic earnings per common share:
Net income	$0.02	$0.31

Diluted earnings per common share:
Net income	$0.02	$0.31

See accompanying Notes to Consolidated Financial Statements

GENCOR INDUSTRIES, INC.

Consolidated Statements of Shareholders’ Equity

For the Years Ended September 30, 2011 and 2010

(in thousands)

	Common Stock		Common Stock Held in Treasury		Class B Stock		Capital in Excess of	Retained	Total Shareholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Par Value	Earnings	Equity
September 30, 2009	8,080	$808	—	$—	1,533	$153	$10,542	$84,794	$96,297

Net income	—	—	—	—	—	—	—	2,969	2,969
Treasury shares	—	—	(95)	(738)	—	—	—	—	(738)
Conversion of Class B stock	24	2	—	—	(24)	(2)	—	—	—

September 30, 2010	8,104	$810	(95)	$(738)	1,509	$151	$10,542	$87,763	$98,528

Net income	—	—	—	—	—	—	—	224	224
Treasury shares retired	(95)	(9)	95	738	—	—	(729)	—	—
Stock-based compensation	—	—	—	—	—	—	47	—	47

September 30, 2011	8,009	$801	—	$—	1,509	$151	$9,860	$87,987	$98,799

See accompanying Notes to Consolidated Financial Statements

GENCOR INDUSTRIES, INC.

Consolidated Statements of Cash Flows

For the Years Ended September 30, 2011 and 2010

	2011	2010

Cash flows from operations:

Net income	$224,000	$2,969,000
Adjustments to reconcile net income to cash provided (used) by operations:
Purchase of marketable securities	(89,242,000)	(76,062,000)
Proceeds from sale and maturity of marketable securities	87,531,000	62,273,000
Change in value of marketable securities	2,553,000	(1,949,000)
Deferred income taxes	(3,052,000)	6,000
Depreciation and amortization	890,000	905,000
Income from investees	—	(163,000)
Provision for doubtful accounts	190,000	630,000
Loss on sale of assets	—	2,000
Gain on legal settlement	—	(738,000)
Stock-based compensation	47,000	—
Change in assets and liabilities:
Accounts receivable	468,000	3,081,000
Costs and estimated earnings in excess of billings	(3,870,000)	3,950,000
Inventories	4,463,000	4,962,000
Prepaid expenses	573,000	(651,000)
Account payable	605,000	(969,000)
Customer deposits	(722,000)	692,000
Accrued expenses and other	(481,000)	765,000

Total adjustments	(47,000)	(3,266,000)

Cash flows provided (used) by operations	177,000	(297,000)

Cash flows from investing activities:
Distributions from unconsolidated investees	—	163,000
Capital expenditures, net of disposals	(1,466,000)	(539,000)

Cash flows used by investing activities	(1,466,000)	(376,000)

Net decrease in cash	(1,289,000)	(673,000)
Cash and cash equivalents at:
Beginning of period	3,004,000	3,677,000

End of period	$1,715,000	$3,004,000

See accompanying Notes to Consolidated Financial Statements

GENCOR INDUSTRIES, INC

Notes to Consolidated Financial Statements

For the Years Ended September 30, 2011 and 2010

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

Earnings per Share (“EPS”)

The financial statements include basic and diluted earnings per share information. Basic earnings per share are based on the weighted average number of shares outstanding. Diluted earnings per share are based on the sum of the weighted average number of shares outstanding plus common stock equivalents. As of September 30. 2011 and 2010, there were no common stock equivalents included in the diluted earnings per share calculation as to do so would have been anti-dilutive.

The following presents the calculation of the basic and diluted income per share for the years ended September 30, 2011 and 2010 (in thousands except per share data):

	2011			2010
	Net Income	Shares	EPS	Net Income	Shares	EPS
Basic EPS	$224	9,518	$0.02	$2,969	9,581	$0.31
Diluted EPS	$224	9,518	$0.02	$2,969	9,581	$0.31

Cash Equivalents

Cash equivalents consist of short-term certificates of deposit and deposits in money market accounts with original maturities of three months or less.

Marketable Securities

Marketable debt and equity securities are categorized as trading securities and are thus marked to market and stated at fair value. Fair value is determined using the quoted closing or latest bid prices for Level 1 investments and market standard valuation methodologies for Level 2 investments. Realized gains and losses on investment transactions are determined by specific identification and are recognized as incurred in the statements of operations. Net unrealized gains and losses are reported in the statements of operations in the current period and represent the change in the fair value of investment holdings during the period.

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

The fair value of marketable equity securities and mutual funds are substantially based on quoted market prices (Level 1). Corporate and municipal bonds are valued using market standard valuation methodologies including: discounted cash flow methodologies, matrix pricing or other similar techniques. The inputs to these market standard valuation methodologies include, but are not limited to: interest rates, credit standing of the issuer or counterparty, industry sector of the issuer, coupon rate, call provisions, maturity, estimated duration and assumptions regarding liquidity and estimated future cash flows. In addition to bond characteristics, the valuation methodologies incorporate market data, such as actual trades completed, bids and actual dealer quotes, where such information is available. Accordingly, the estimated fair values are based on available market information and judgments about financial instruments (Level 2). Fair values of the Level 2 investments are provided by the Company’s professional investment management firm.

The following tables set forth, by level, within the fair value hierarchy, the Company’s assets measured at fair value as of September 30, 2011:

	Fair Value Measurements
	Level 1	Level 2	Level 3	Total
Equities	$24,213,000	$—	$—	$24,213,000
Mutual Funds	2,566,000	—	—	2,566,000
Corporate Bonds	—	7,845,000	—	7,845,000
Municipal Bonds	—	35,844,000	—	35,844,000
Cash and Money Funds	2,018,000	—	—	2,018,000

Total	$28,797,000	$43,689,000	$—	$72,486,000

Net unrealized losses as of September 30, 2011 were $3,789,000. Estimated interest accrued on the corporate and municipal bond portfolio was $568,000 at September 30, 2011.

The following tables set forth, by level, within the fair value hierarchy, the Company’s assets measured at fair value as of September 30, 2010. The Company has revised its assessment of the fair value hierarchy level for which its’ investment in bonds are classified from Level 1 to Level 2. The accompanying table has been adjusted to reflect this reassessment:

	Fair Value Measurements
	Level 1	Level 2	Level 3	Total
Equities	$28,829,000	$—	$—	$28,829,000
Corporate Bonds	—	7,677,000	—	7,677,000
Municipal Bonds	—	35,552,000	—	35,552,000
Cash and Money Funds	1,269,000	—	—	1,269,000

Total	$30,098,000	$43,199,000	$—	$73,327,000

Net unrealized gains as of September 30, 2010 were $3,238,000. Estimated interest accrued on the corporate and municipal bond portfolio was $588,000 at September 30, 2010.

The carrying amounts of cash and cash equivalents, accounts receivable and accounts payable approximate fair value because of the short-term nature of these items.

Foreign Currency Transactions

Gains and losses resulting from foreign currency transactions are included in income.

Risk Management

Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash and cash equivalents, marketable securities, and accounts receivable. The Company maintains its cash accounts in various domestic financial institutions. Operating cash is retained overnight in non-interest bearing accounts which allow for offsets to treasury service charges. The marketable securities are invested in money funds, stocks and corporate and municipal bonds through a professional investment advisor. Investment securities are exposed to various risks such as interest rate, market and credit. The Company’s customers are not concentrated in any specific geographic region, but are concentrated in the road and highway construction industry. The Company extends limited credit to its customers based upon their creditworthiness and generally requires a significant up-front deposit before beginning construction and full payment subject to hold-back provisions, prior to shipment on asphalt plant orders. The Company establishes an allowance for doubtful accounts based upon the credit risk of specific customers, historical trends and other pertinent information.

Inventories

Inventories are valued at the lower of cost or market, with cost being determined principally by using the last-in, first-out (“LIFO”) method and market defined as replacement cost for raw materials and net realizable value for work in process and finished goods. Appropriate consideration is given to obsolescence, excessive levels, deterioration, possible alternative uses and other factors in determining net realizable value. The cost of work in process and finished goods includes materials, direct labor, variable costs and overhead. The Company evaluates the need to record inventory adjustments on all inventories including raw material, work in process, finished goods, spare parts and used equipment. Used equipment acquired by the Company on trade-in from customers is carried at estimated net realizable value. Unless specific circumstances warrant different treatment regarding inventory obsolescence, the cost basis of inventories three to four years old are reduced by 50% while the cost basis of inventories four to five years old are reduced by 75% and the cost basis of inventories greater than five years old are reduced to zero. Inventory is typically reviewed for obsolescence on an annual basis computed as of September 30th, the Company’s fiscal year end. If significant known changes in trends, technology or other specific circumstances that warrant consideration occur during the year, then the impact on obsolescence is considered at that time.

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

Revenues & Expenses

Revenues from contracts for the design, manufacture and sale of asphalt plants are recognized under the percentage-of-completion method. The percentage-of-completion method of accounting for these contracts recognizes revenue, net of any promotional discounts, and costs in proportion to actual labor costs incurred as compared with total estimated labor costs expected to be incurred during the entire contract. Pre-contract costs are expensed as incurred. Changes to total estimated contract costs or losses, if any, are recognized in the period in which they are determined. Revenue recognized in excess of amounts billed is classified as current assets under “costs and estimated earnings in excess of billings.” The Company anticipates that all incurred costs associated with these contracts at September 30, 2011, will be billed and collected within one year.

Revenues from all other contracts for the design and manufacture of custom equipment, for service and for parts sales, net of any discounts and return allowances, are recorded when the following four revenue recognition criteria are met: product is delivered or service is performed, persuasive evidence of an arrangement exists, the selling price is fixed or determinable, and collectability is reasonably assured.

The Company’s customers may qualify for certain cash rebates generally based on the level of sales attained during a twelve-month period. Provisions for these rebates, as well as estimated returns and allowances and other adjustments are provided for in the same period the related sales are recorded. Return allowances, which reduce product revenue, are estimated using historical experience.

Product warranty costs are estimated using historical experience and known issues and are charged to production costs as revenue is recognized

All product engineering and development costs, and selling, general and administrative expenses are charged to operations as incurred. Provision is made for any anticipated contract losses in the period that the loss becomes evident.

The allowance for doubtful accounts is determined by performing a specific review of all account balances greater than 90 days past due and other higher risk amounts to determine collectability and also adjusting for any known customer payment issues with account balances in the less than 90 day past due aging category. Account balances are charged off against the allowance for doubtful accounts when they are determined to be uncollectable. Any recoveries of account balances previously considered in the allowance for doubtful accounts reduce future additions to the allowance for doubtful accounts.

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

Deferred tax assets and liabilities are measured using the rates expected to apply to taxable income in the years in which the temporary differences are expected to reverse and the credits are expected to be used. The effect on deferred tax assets and liabilities of the change in tax rates is recognized in income in the period that includes the enactment date. All available evidence, both positive and negative, is considered to determine whether, based on the weight of that evidence, a valuation allowance is needed for some portion or all of a deferred tax asset. No such valuation allowances were recorded as of September 30, 2011 and 2010.

Comprehensive Income

For the years ended September 30, 2011 and 2010, other comprehensive income is equal to net income.

Reporting Segments

Information concerning principal geographic areas is as follows:

	2011		2010
	Revenues	Long-Term Assets	Revenues	Long-Term Assets
United States	$59,692,000	$8,703,000	$55,587,000	$7,850,000
United Kingdom	—	248,000	—	281,000

Total	$59,692,000	$8,951,000	$55,587,000	$8,131,000

Revenues are attributed to geographic areas based on the location of the assets producing the revenues.

Reclassifications

Certain reclassifications have been made to the Consolidated Financial Statements and Notes to Consolidated Financial Statements. To maintain comparability among the periods presented, the Company has revised the presentation of certain prior period amounts reported within the Consolidated Financial Statements and Notes to Consolidated Financial Statements. These reclassifications had no impact on previously reported net income.

NOTE 2 - INVENTORIES, NET

Net inventories consist of the following:

	September 30,
	2011	2010
Raw materials	$8,846,000	$11,349,000
Work in process	2,017,000	1,343,000
Finished goods	1,726,000	4,068,000
Used equipment	289,000	581,000

	$12,878,000	$17,341,000

At September 30, 2011 and 2010, cost is determined by the last-in, first-out (“LIFO”) method for inventories. The estimated current cost of inventories exceeded their LIFO basis by approximately $4,435,000 and $4,091,000 at September 30, 2011 and 2010, respectively.

NOTE 3 - COSTS AND ESTIMATED EARNINGS IN EXCESS OF BILLINGS

Costs and estimated earnings in excess of billings on uncompleted contracts consist of the following:

	September 30,
	2011	2010
Costs incurred on uncompleted contracts	$7,039,000	$357,000
Estimated earnings	2,059,000	387,000

	9,098,000	744,000
Billings to date	4,648,000	164,000

Costs and estimated earnings in excess of billings	$4,450,000	$580,000

NOTE 4 - PROPERTY AND EQUIPMENT

Property and equipment consist of the following:

	September 30,
	2011	2010
Land and improvements	$3,540,000	$3,540,000
Buildings and improvements	13,128,000	12,637,000
Equipment	11,154,000	10,284,000

	27,822,000	26,461,000
Less: Accumulated depreciation and amortization	(19,473,000)	(18,688,000)

Property and equipment, net	$8,349,000	$7,773,000

Property and equipment includes approximately $10,304,000 and $10,566,000 of fully depreciated assets, which remain in service during fiscal 2011 and 2010.

NOTE 5 - ACCRUED EXPENSES

Accrued expenses consist of the following:

	September 30,
	2011	2010
Payroll and related accruals	$1,509,000	$1,556,000
Warranty and related accruals	727,000	709,000
Professional fees	181,000	175,000
Other	425,000	883,000

Accrued expenses	$2,842,000	$3,323,000

NOTE 6 - INCOME TAXES

The provision for income tax benefit consists of:

	Year Ended September 30,
	2011	2010
Current:
Federal	$87,000	$(614,000)
State	207,000	(2,000)

Total current	294,000	(616,000)

Deferred
Federal	(1,328,000)	6,000
State	(1,724,000)	—

Total deferred	(3,052,000)	6,000

Income tax (benefit)	$(2,758,000)	$(610,000)

A reconciliation of the federal statutory tax rate to the total tax provision is as follows:

	Year Ended September 30,
	2011	2010
Federal income taxes computed at the statutory rate	34.0%	34.0%
State income taxes, net of federal benefit	(8.2%)	—
Tax exempt interest income and unrealized gains/losses	20.3%	(16.7%)
Reversal of unrecognized tax benefits	68.0%	—
Non-taxable stock transaction	—	(10.6%)
Benefit of federal refund	—	(33.7%)
Other, net	(5.3%)	1.1%

	108.8%	(25.9%)

Deferred tax assets and liabilities consist of the following:

	Year Ended September 30,
	2011	2010
Deferred Tax Assets:
Accrued liabilities and reserves	$636,000	$868,000
Allowance for doubtful accounts	217,000	672,000
Inventory	496,000	427,000
Net operating loss carry forward	498,000	—
Unrealized loss on investments	1,413,000	—
Other	28,000	28,000

Gross Deferred Tax Assets	3,288,000	1,995,000

Deferred and Other Tax Liabilities:
Unrealized gain on investments	—	(1,191,000)
Percentage of completion	(768,000)	(144,000)
Property, plant and equipment	(1,021,000)	(501,000)
Unrecognized tax benefits	(300,000)	(2,024,000)
Other	(12,000)	—

Gross Deferred and Other Tax Liabilities	(2,101,000)	(3,860,000)

Net Deferred Income and Other Tax Assets (Liabilities)	$1,187,000	$(1,865,000)

Total income taxes paid in 2011 were $226,000. There were no income taxes paid in 2010. The Company’s net operating loss carry forward expires in 2030. The deferred tax asset of $498,000 associated with the net operating loss carry forward is included in other long-term assets on the consolidated balance sheet at September 30, 2011.

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

Significant judgment is required in evaluating the Company’s uncertain tax position and determining the Company’s provision for taxes. Although the Company believes the reserves of unrecognized tax benefits (“UTB”) are reasonable, no assurance can be given that the final outcome of these matters will not be different from that which is reflected in the Company’s historical income tax provision and accruals. The Company adjusts these reserves in light of changing facts and circumstances. As of September 30, 2011 and 2010 the Company had UTB of $300,000 and $2,024,000, respectively. The decrease in UTB in fiscal 2011 was the result of the conclusion of examinations by a state taxing authority. These amounts have been included in deferred and other income taxes in the accompanying consolidated balance sheets. There were no additional accruals of UTB during fiscal years ended September 30, 2011 and 2010.

The Company recognizes interest and penalties accrued related to UTB as a component of income tax expense. There were no additional accruals of interest expense nor penalties during fiscal years ended September 30, 2011 and 2010. It is reasonably possible that the amount of the UTB with respect to certain unrecognized tax positions will increase or decrease during the next 12 months. The Company does not expect the change to have a material effect on its results of operations or its financial position. The only expected potential reason for change would be the normal expiration of the statute of limitations or the ultimate results stemming from any examinations by taxing authorities. If recognized, the entire UTB would have an impact on the Company’s effective tax rate.

The Company files U.S. federal income tax returns, as well as, income tax returns in various states. The Company’s U.S. federal income tax returns and most state returns, filed for tax years prior to fiscal year ended September 30, 2008 are no longer subject to examination by taxing authorities due to the expiration of the statute of limitations.

NOTE 7 - RETIREMENT BENEFITS

The Company has a voluntary 401(k) employee benefit plan which covers all eligible domestic employees. The Company makes discretionary matching contributions subject to a maximum level, in accordance with the terms of the plan. The Company charged approximately $130,000 and $132,000 to expense under the provisions of the plan during the fiscal years 2011 and 2010, respectively.

NOTE 8 - LONG-TERM DEBT

The Company had a credit agreement with PNC Bank, N.A. which expired on April 30, 2010. The Company does not currently require a credit facility but continues to review and evaluate its needs and options for such a facility.

The Company had no long term debt outstanding at September 30, 2011 or 2010. In March 2010, the Company replaced its outstanding letters of credit by funding $975,000 in cash deposits at insurance companies to cover related collateral needs.

NOTE 9 - COMMITMENTS AND CONTINGENCIES

Leases

The Company leases certain equipment under non-cancelable operating leases. Future minimum rental commitments under these leases at September 30, 2011 totaled $97,000 and are due over the next four years.

Total rental expense for the fiscal years ended September 30, 2011 and 2010 was $302,000 and $274,000, respectively.

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

In June 2010, the Company was the recipient of ninety-five thousand shares of Company common stock as a result of a settlement and release agreement on a lawsuit against certain Company shareholders. The lawsuit related to alleged short-swing profits arising from purchases and sales of Company common stock by the defendants to the suit. The parties to the suit entered into the agreement for the sole purpose of resolving contested claims and disputes and avoiding the substantial costs associated with litigating the claims and disputes. No wrongdoing or liability was admitted to by the defendants. In 2010, other non-operating income and treasury stock include $738,000 related to the estimated fair value of the stock received. Fair value was determined to be the closing bid price of the common stock received as of the date of receipt. The treasury stock was retired during the first quarter of fiscal 2011.

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

On July 1, 2011, 298,000 common stock options were issued under the 2009 Plan to employees. These options vest at 25% per year starting on October 1, 2012 and each year thereafter through October 1, 2015. As long as the employee remains employed by the Company, these options will be exercisable upon vesting and remain exercisable through October 1, 2021. The Company used the Black-Scholes pricing model to estimate the fair value of the options of $932,000 at time of grant. At September 30, 2011, $885,000 of compensation expense remained to be expensed over the next three years. The following assumptions were used to determine the fair value of the stock options during the year ended September 30, 2011:

Risk-free interest rate	2.0%
Expected life of options	9.8 years
Dividend yield	0.0%
Volatility	34.2%

As of September 30, 2011, 502,000 shares of Company common stock and 160,000 shares of Class B stock are available for granting of awards under the 2009 Plan.

The following table summarizes option activity under the 2009 Plan:

	Number of Shares	Option Price Per Share

Options granted – July 1, 2011	298,000	$7.689

Options outstanding at September 30, 2011	298,000	$7.689

There were no awards granted or outstanding under the 2009 Plan as of September 30, 2010. The weighted average remaining contractual life on the options outstanding as of September 30, 2011 under the 2009 Plan is 10 years.

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

As of September 30, 2011, there were no options available for future grants under the 1997 Plan.

The following table summarizes option activity under the 1997 Plan:

	Number of Shares	Option Price Per Share

Outstanding at September 30, 2011 and 2010	27,500	$9.32

The weighted average remaining contractual life on the options outstanding as of September 30, 2011 under the 1997 Plan is 5 years.

NOTE 12 - RELATED PARTY TRANSACTIONS

Marcar Leasing Corporation (“Marcar”) is engaged in leasing machinery and vehicles to the public and the Company. Marcar is owned by family members of the Company’s chairman. The terms of the leases are established based on the rates charged by independent leasing organizations and are believed to be more favorable than those generally available from independent third parties. New leases between the Company and Marcar generally provide for equal monthly payments over either thirty-six months or forty-eight months. During fiscal 2011 and 2010, the Company made lease payments to Marcar totaling $179,000 and $163,000, respectively.

Quarterly Financial Information (Unaudited)

	Quarter Ended (in thousands except per share data)
	December 31	March 31	June 30	September 30
2011
Net sales	$7,785	$16,727	$23,015	$12,165
Production costs	6,809	14,052	18,756	10,661
Gross profit	976	2,675	4,259	1,504
Production engineering and development	529	534	547	601
Selling, general and administrative	2,103	2,294	2,265	2,284
Income (loss) from operations	(1,656)	(153)	1,447	(1,381)
Other income (expense)	3,166	1,131	52	(5,140)
Income tax expense (benefit)	405	(1,472)	409	(2,100)
Net income (loss)	$1,105	$2,450	$1,090	$(4,421)

Net income (loss) – basic earnings (loss) per share	$0.12	$0.26	$0.11	$(0.46)
Net income (loss) – diluted earnings (loss) per share	$0.12	$0.26	$0.11	$(0.46)

2010
Net sales	$11,070	$24,042	$12,684	$7,791
Production costs	9,443	17,845	11,176	7,972
Gross profit (loss)	1,627	6,197	1,508	(181)
Production engineering and development	538	765	607	790
Selling, general and administrative	2,440	2,698	2,419	1,943
Income (loss) from operations	(1,351)	2,734	(1,518)	(2,914)
Other income (expense)	995	594	(609)	4,428
Income tax expense (benefit)	(132)	632	(551)	(559)
Net income (loss)	$(224)	$2,696	$(1,576)	$2,073

Net income (loss) – basic earnings (loss) per share	$(0.02)	$0.28	$(0.16)	$0.22
Net income (loss) – diluted earnings (loss) per share	$(0.02)	$0.28	$(0.16)	$0.22

The net income (loss) per share on a year-to-date calculation may not equal the total of the quarterly calculations due to rounding.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

ITEM 9A.	CONTROLS AND PROCEDURES

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

As of the end of the period covered by this Report the Company conducted an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s principal executive officer and principal financial officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Exchange Act Rules 13a-15(b). Based on this evaluation, the Company’s principal executive officer and principal financial officer concluded that the Company’s disclosure controls and procedures were effective as of September 30, 2011.

Management’s Annual Report on Internal Control over Financial Reporting

This Annual Report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in this Annual Report.

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

In order to ensure that the Company’s internal control over financial reporting is effective, management regularly assesses such controls and did so most recently as of September 30, 2011. This assessment was based on criteria for effective internal control over financial reporting described in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management believes the Company maintained effective internal control over financial reporting as of September 30, 2011.

Changes in Internal Control over Financial Reporting

The Company’s management, including the Chief Executive Officer and Acting Chief Financial Officer, has reviewed the Company’s internal control over financial reporting. There were no changes in the Company’s internal control over financial reporting during the quarter ended September 30, 2011 that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

None

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this Item 10 is incorporated herein by reference to the Company’s Definitive 2012 Proxy Statement for the Annual Meeting of Stockholders.

ITEM 11.	EXECUTIVE COMPENSATION

The information required by this Item 11 is incorporated herein by reference to the Company’s Definitive 2012 Proxy Statement for the Annual Meeting of Stockholders.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this Item 12 is incorporated herein by reference to the Company’s Definitive 2012 Proxy Statement for the Annual Meeting of Stockholders.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this Item 13 is incorporated herein by reference to the Company’s Definitive 2012 Proxy Statement for the Annual Meeting of Stockholders.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this Item 14 is incorporated herein by reference to the Company’s Definitive 2012 Proxy Statement for the Annual Meeting of Stockholders.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	A listing of financial statements and financial statement schedules filed as part of this Report and which financial statements and schedules are incorporated into this report by reference, is set forth in the “Index to Financial Statements” in Item 8 hereof.

(b)	Exhibit Index

EXHIBIT NUMBER	DESCRIPTION	FILED HEREWITH

3.1	Restated Certificate of Incorporation of Company, incorporated by reference to Exhibit 3.1 to Registration No. 33-627

3.2	Amended and Restated By-Laws of Gencor Industries, Inc., incorporated by reference Exhibit 3.2 to the Company’s Annual Report on Form 10-K for the year ended September 30, 2007

3.3	Certificate of Amendment, changing name of Mechtron International Corporation to Gencor Industries, Inc. and adding a “twelfth” article regarding director liability limitation, incorporated by reference to the Company’s annual report on Form 10-K for the year ended December 31, 1987.

4.1	Form of Common Stock certificate, incorporated by reference to Exhibit 4.1 to Registration No. 33-627.

10.5	Form of Agreement for Nonqualified Stock Options granted in 1986, incorporated by reference to the Annual Report on Form 10-K for the year ended December 31, 1986.

10.11	1997 Stock Option Plan incorporated by reference to Exhibit A to the Company’s Proxy Statement on 14A, filed March 3, 1997.

10.12	First Amendment to the Stock Option Plan Agreement incorporated by reference to Exhibit 10.12 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2006.

10.1	The Company’s 2009 Incentive Compensation Plan, as incorporated by reference to the Company’s 2009 Proxy Statement filed with the Securities and Exchange Commission on Schedule 14A on January 28, 2009

21.1	Subsidiaries of the Registrant	X

23.1	Consent of Independent Registered Public Accountants	X

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a – 14(a) of the Securities Exchange Act of 1934, as amended	X

31.2	Certification of Acting Chief Financial Officer Pursuant to Rule 13a – 14(a) of the Securities Exchange Act of 1934, as amended	X

32.1	Certifications of Chief Executive Officer and Acting Chief Financial Officer Pursuant to 18 U. S. C. Section 1350.	X

EXHIBIT NUMBER	DESCRIPTION	FILED HEREWITH

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation Linkbase

101.DEF	XBRL Taxonomy Extension Definition Linkbase

101.LAB	XBRL Taxonomy Extension Label Linkbase

101.PRE	XBRL Taxonomy Extension Presentation Linkbase

SIGNATURES

Pursuant to the requirements of Sections 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: December 16, 2011	GENCOR INDUSTRIES, INC.
(Registrant)

/s/ E.J. Elliott
E.J. Elliott
Chairman and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated. The signatures of Directors constitute a majority of Directors.

/s/ E.J. Elliott		/s/ Marc G. Elliott
E.J. Elliott	December 16, 2011	Marc G. Elliott	December 16, 2011
Chairman and Chief Executive Officer		President and Acting Chief Financial Officer
(Principal Executive Officer)		(Principal Financial and Accounting Officer)

/s/ James P. Sharp		/s/ Cort J. Dondero
James P. Sharp	December 16, 2011	Cort J. Dondero	December 16, 2011
Director		Director

/s/ Randolph H. Fields		/s/ David A. Air
Randolph H. Fields	December 16, 2011	David A. Air	December 16, 2011
Director		Director

EXHIBITS FILED HEREWITH

Exhibit No.	Description

21.1	Subsidiaries of the Registrant

23.1	Consent of Independent Registered Public Accountants

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a – 14(a) of the Securities Exchange Act of 1934, as amended

31.2	Certification of Acting Chief Financial Officer Pursuant to Rule 13a – 14(a) of the Securities Exchange Act of 1934, as amended

32.1	Certifications of Chief Executive Officer and Acting Chief Financial Officer Pursuant to 18 U. S. C. Section 1350.

101.INS ***	XBRL Instance Document

101.SCH ***	XBRL Taxonomy Extension Schema Document

101.CAL ***	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF ***	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB ***	XBRL Taxonomy Extension Label Linkbase Document

101.PRE ***	XBRL Taxonomy Extension Presentation Linkbase Document