Form 10-Q
period 2011-12-31
GENCOR INDUSTRIES INC
filed 2012-02-13
CIK 64472

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 2011

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

Large accelerated filer	☐	Accelerated Filer	☐

Non-accelerated Filer	☐ (Do not check if a smaller reporting company)	Smaller Reporting Company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at February 10, 2012
Common stock, $.10 par value	8,008,632 shares
Class B stock, $.10 par value	1,509,238 shares

GENCOR INDUSTRIES, INC.

Introductory Note: Caution Concerning Forward-Looking Statements

This Form 10-Q Report and the Company’s other communications and statements may contain “forward-looking statements,” including statements about the Company’s beliefs, plans, objectives, goals, expectations, estimates, projections and intentions. These statements are subject to significant risks and uncertainties and are subject to change based on various factors, many of which are beyond the Company’s control. The words “may,” “could,” “should,” “would,” “believe,” “anticipate,” “estimate,” “expect,” “intend,” “plan,” “target,” “goal,” and similar expressions are intended to identify forward-looking statements. All forward-looking statements, by their nature, are subject to risks and uncertainties. The Company’s actual future results may differ materially from those set forth in its forward-looking statements. For information concerning these factors and related matters, see Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” in this Report, and the following sections of the Company’s Annual Report on Form 10-K for the year ended September 30, 2011: (a) “Risk Factors” in Part I, and (b) “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II. However, other factors besides those referenced could adversely affect the Company’s results, and you should not consider any such list of factors to be a complete set of all potential risks or uncertainties. Any forward-looking statements made by the Company herein speak as of the date of this Report. The Company does not undertake to update any forward-looking statement, except as required by law.

Unless the context otherwise indicates, all references in this Report to the “Company,” “Gencor,” “we,” “us,” or “our,” or similar words are to Gencor Industries, Inc. and its subsidiaries.

Part I. Financial Information

GENCOR INDUSTRIES, INC.

Condensed Consolidated Balance Sheets

	December 31, 2011 (Unaudited)	September 30, 2011
ASSETS
Current assets:
Cash and cash equivalents	$4,292,000	$1,715,000
Marketable securities at fair value (cost $74,491,000 at December 31, 2011 and $76,275,000 at September 30, 2011)	73,782,000	72,486,000
Account receivable, less allowance for doubtful accounts of $653,000 at December 31, 2011 and $582,000 at September 30, 2011	1,246,000	1,573,000
Costs and estimated earnings in excess of billings	2,076,000	4,450,000
Inventories, net	15,524,000	12,878,000
Deferred income taxes	365,000	690,000
Prepaid expenses	1,501,000	1,632,000

Total Current Assets	98,786,000	95,424,000

Property and equipment, net of accumulated depreciation	8,111,000	8,349,000
Other assets	600,000	602,000

Total Assets	$107,497,000	$104,375,000

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Account payable	$2,253,000	$1,978,000
Customer deposits	3,120,000	756,000
Accrued expenses	2,403,000	2,842,000

Total Current Liabilities	7,776,000	5,576,000

Total Liabilities	7,776,000	5,576,000

Commitments and contingencies
Shareholder’s equity:
Preferred stock, par value $.10 per share; authorized 300,000 shares; none issued	—	—
Common stock, par value $.10 per share; 15,000,000 shares authorized; 8,008,632 shares issued and outstanding	801,000	801,000
Class B Stock, par value $.10 per share; 6,000,000 shares authorized; 1,509,238 shares issued and outstanding	151,000	151,000
Capital in excess of par value	9,907,000	9,860,000
Retained earnings	88,862,000	87,987,000

Total Shareholders’ Equity	99,721,000	98,799,000

Total Liabilities and Shareholders’ Equity	$107,497,000	$104,375,000

See accompanying Notes to Condensed Consolidated Financial Statements

GENCOR INDUSTRIES, INC.

Condensed Consolidated Statements of Operations

(Unaudited)

	For the Quarters Ended December 31,
	2011	2010
Net revenue	$6,864,000	$7,785,000

Costs and expenses:
Production costs	6,141,000	6,809,000
Product engineering and development	539,000	529,000
Selling, general and administrative	1,797,000	2,103,000

	8,477,000	9,441,000

Operating loss	(1,613,000)	(1,656,000)

Other income:
Interest and dividend income, net of fees	570,000	609,000
Realized and unrealized gains on marketable securities	2,227,000	2,538,000
Other	16,000	19,000

	2,813,000	3,166,000

Income before income tax expense	1,200,000	1,510,000
Income tax expense	325,000	405,000

Net Income	$875,000	$1,105,000

Basic Income per Common Share:
Net income per share	$0.09	$0.12

Diluted Income per Common Share:
Net income per share	$0.09	$0.12

See accompanying Notes to Condensed Consolidated Financial Statements

GENCOR INDUSTRIES, INC.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	For the Quarter Ended December 31,
	2011	2010
Cash flows from operations:
Net income	$875,000	$1,105,000
Adjustments to reconcile net income to cash provided (used) by operating activities:

Purchases of marketable securities	(5,898,000)	(5,047,000)
Proceeds from sale and maturity of marketable securities	6,695,000	4,768,000
Change in fair value of marketable securities	(2,093,000)	(2,868,000)
Deferred income taxes	325,000	860,000
Depreciation and amortization	261,000	191,000
Provision for doubtful accounts	90,000	90,000
Stock-based compensation	46,000	—
Change in assets and liabilities:
Accounts receivable	237,000	403,000
Costs and estimated earnings in excess of billings	2,374,000	(1,899,000)
Inventories	(2,646,000)	(681,000)
Prepaid expenses	131,000	37,000
Account payable	275,000	712,000
Customer deposits	2,364,000	1,419,000
Accrued expenses and other	(438,000)	(90,000)

Total adjustments	1,723,000	(2,105,000)

Cash flows provided (used) by operating activities	2,598,000	(1,000,000)

Cash flows used in investing activities:
Capital expenditures	(21,000)	(135,000)

Cash flows used in investing activities	(21,000)	(135,000)

Net increase (decrease) in cash and cash equivalents	2,577,000	(1,135,000)
Cash and cash equivalents at:
Beginning of period	1,715,000	3,004,000

End of period	$4,292,000	$1,869,000

See accompanying Notes to Condensed Consolidated Financial Statements

GENCOR INDUSTRIES, INC.

Notes to Condensed Consolidated Financial Statements

For the Quarter Ended December 31, 2011

(Unaudited)

Note 1—Basis of Presentation

The accompanying condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all material adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the quarter ended December 31, 2011 are not necessarily indicative of the results that may be expected for the year ending September 30, 2012.

The accompanying Condensed Consolidated Balance Sheet at September 30, 2011 has been derived from the audited financial statements at that date but does not include all of the information and notes required by generally accepted accounting principles for complete financial statements.

For further information, refer to the consolidated financial statements and notes thereto included in the Gencor Industries, Inc. Annual Report on Form 10-K for the year ended September 30, 2011.

Note 2—Marketable Securities

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

The following tables set forth, by level, within the fair value hierarchy, the Company’s assets measured at fair value as of December 31, 2011:

	$00,000,000	$00,000,000	$00,000,000	$00,000,000
	Fair Value Measurements
	Level 1	Level 2	Level 3	Total
Equities	$25,630,000	$—	$—	$25,630,000
Mutual Funds	2,903,000	—	—	2,903,000
Corporate Bonds	—	10,254,000	—	10,254,000
Municipal Bonds	—	33,282,000	—	33,282,000
Cash and Money Funds	1,713,000	—	—	1,713,000

Total	$30,246,000	$43,536,000	$—	$73,782,000

Net unrealized losses as of December 31, 2011 were $709,000. Estimated interest accrued on the corporate and municipal bond portfolio was $441,000 at December 31, 2011.

The following tables set forth, by level, within the fair value hierarchy, the Company’s assets measured at fair value as of September 30, 2011:

	$00,000,000	$00,000,000	$00,000,000	$00,000,000
	Fair Value Measurements
	Level 1	Level 2	Level 3	Total
Equities	$24,213,000	$—	$—	$24,213,000
Mutual Funds	2,566,000	—	—	2,566,000
Corporate Bonds	—	7,845,000	—	7,845,000
Municipal Bonds	—	35,844,000	—	35,844,000
Cash and Money Funds	2,018,000	—	—	2,018,000

Total	$28,797,000	$43,689,000	$—	$72,486,000

Net unrealized losses as of September 30, 2011 were $3,789,000. Estimated interest accrued on the corporate and municipal bond portfolio was $568,000 at September 30, 2011.

The carrying amounts of cash and cash equivalents, accounts receivable and accounts payable approximate fair value because of the short-term nature of these items.

Note 3—Inventories

Inventories are valued at the lower of cost or market, with cost being determined principally by using the last-in, first-out (“LIFO”) method and market defined as replacement cost for raw materials and net realizable value for work in process and finished goods. Appropriate consideration is given to obsolescence, excessive levels, deterioration, possible alternative uses and other factors in determining net realizable value. The cost of work in process and finished goods includes materials, direct labor, variable costs and overhead. The Company evaluates the need to record inventory adjustments on all inventories including raw material, work in process, finished goods, spare parts and used equipment. Used equipment acquired by the Company on trade-in from customers is carried at estimated net realizable value. Unless specific circumstances warrant different treatment regarding inventory obsolescence, the cost basis of inventories three to four years old is reduced by 50% while the cost basis of inventories four to five years old is reduced by 75% and the cost basis of inventories greater than five years old is reduced to zero. Inventory is typically reviewed for obsolescence on an annual basis computed as of September 30th, the Company’s fiscal year end. If significant known changes in trends, technology or other specific circumstances that warrant consideration occur during the year, then the impact on obsolescence is considered at that time.

Net inventories at December 31, 2011 and September 30, 2011 consist of the following:

	December 31, 2011	September 30, 2011
Raw materials	$9,374,000	$8,846,000
Work in process	1,557,000	2,017,000
Finished goods	4,330,000	1,726,000
Used equipment	263,000	289,000

	$15,524,000	$12,878,000

Note 4—Costs and Estimated Earnings in Excess of Billings

Costs and estimated earnings in excess of billings on uncompleted contracts as of December 31, 2011 and September 30, 2011 consist of the following:

	December 31, 2011	September 30, 2011
Costs incurred on uncompleted contracts	$6,946,000	$7,039,000
Estimated earnings	2,259,000	2,059,000

	9,205,000	9,098,000
Billings to date	7,129,000	4,648,000

Costs and estimated earnings in excess of billings	$2,076,000	$4,450,000

Note 5—Earnings per Share Data

The following table sets forth the computation of basic and diluted earnings per share for the quarters ended December 31, 2011 and 2010:

	December 31, 2011	December 31, 2010
Net income	$875,000	$1,105,000

Common Shares:
Weighted average common shares outstanding	9,518,000	9,518,000
Effect of dilutive stock options	—	—

Diluted shares outstanding	9,518,000	9,518,000

Basic:
Net income per share	$0.09	$0.12

Diluted:
Net income per share	$0.09	$0.12

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

However, the Company may not be able to recapture all of the increased costs and thus could have a negative impact on the Company’s financial performance. The magnitude of that impact cannot be determined.

Steel is a major component used in manufacturing the Company’s equipment. During 2011 the Company experienced increases in prices for the steel beam and plate used in its products. Where possible, the Company will pass on increased steel costs to its customers. However, the Company may not be able to recapture all of the increased steel costs and thus its financial results could be negatively affected.

For the long term, the Company believes the strategy of continuing to invest in product engineering and development and its focus on delivering a high-quality product and superior service will strengthen the Company’s market position when demand for its products rebound. In response to the short-term outlook, the Company has taken aggressive actions to conserve cash, right-size its operations and cost structure, and will continue to do so based on its forecasts. These actions included adjustments to workforce and staffing, reduced purchases of raw materials and reductions in selling, general, and administrative expenses. The Company continues to review its internal processes to identify inefficiencies and cost reductions and will continue scrutinizing its relationships with external suppliers to ensure the Company is achieving the highest-quality products and services at the most competitive cost.

Results of Operations

Quarter Ended December 31, 2011 versus December 31, 2010

Net revenues for the quarters ended December 31, 2011 and December 31, 2010 were $6,864,000 and $7,785,000, respectively. Revenues were down from prior year as bookings in the current period were placed later in the quarter as compared to 2010. The Company’s operations are concentrated in the asphalt-related business and are typically subject to a seasonal slow-down during the third and fourth quarters of the calendar year.

As a percent of sales, gross profit margins decreased from 12.5% in the quarter ended December 30, 2010 to 10.5% in the quarter ended December 30, 2011. Gross margins decreased in 2011 due to the reduced revenues and absorption related to the decrease in production volumes.

Product engineering and development expenses increased $10,000 in the quarter ended December 31, 2011 as compared to the quarter ended December 31, 2010. Selling, general and administrative expenses decreased $306,000 in the quarter ended December 31, 2011 compared to the quarter ended December 31, 2010 due primarily to cost cutting measures implemented in prior quarters.

The Company had an operating loss of $1,613,000 for the quarter ended December 31, 2011 versus an operating loss of $1,656,000 for the quarter ended December 31, 2010. The reduced operating loss was primarily due to the lower selling, general and administrative expenses.

For the quarter ended December 31, 2011, net investment interest and dividend income, net of fees, from the investment portfolio was $570,000 as compared to $609,000 in the quarter ended December 31, 2010. The net realized and unrealized gains on marketable securities were $2,227,000 for the quarter ended December 31, 2011 versus net realized and unrealized gains of $2,538,000 for the quarter ended December 31, 2010.

The effective income tax rate for the quarters ended December 31, 2011 and December 31, 2010 was 27.1% and 26.8%, respectively. The tax rate in both quarters was impacted by the operating losses along with the tax exempt interest income.

Net income for the quarter ended December 31, 2011 was $875,000 or $.09 diluted earnings per share versus $1,105,000 or $.12 diluted earnings per share for the quarter ended December 31, 2010.

Liquidity and Capital Resources

The Company does not currently require a credit facility but continues to review and evaluate its needs and options for such a facility.

The Company had no long-term or short-term debt outstanding at December 31, 2011 or September 30, 2011. The Company has funded $975,000 in cash deposits at insurance companies to cover related collateral needs.

As of December 31, 2011, the Company had $4,292,000 in cash and cash equivalents, and $73,782,000 in marketable securities. The marketable securities are invested through a professional investment advisor. The securities may be liquidated at any time into cash and cash equivalents.

The Company’s working capital (defined as current assets less current liabilities) was equal to $91.0 million at December 31, 2011 and $89.8 million at September 30, 2011. For the quarter ended December 31, 2011, inventory and customer deposits increased as the Company received orders for several asphalt plants during the quarter ended December 31, 2011 and began manufacturing for delivery during the first and second quarters of calendar 2012. Costs and estimated earnings in excess of billings was down due to the timing of production and revenue recognition for projects under the percentage-of-completion contracts which were booked late in the current quarter as compared to projects in progress at September 30, 2011. Accounts payable increased due to an increase in inventories.

Cash provided by operations during the quarter ended December 31, 2011 was $2,597,000 primarily from net income, customer deposits on new bookings and reduction of costs and estimated earnings in excess of billings. Cash flows used in investing activities during the quarter ended December 31, 2011 were related to capital expenditures. There were no cash disbursements or receipts related to financing activities during the quarter ended December 31, 2011.

Seasonality

The Company’s operations are concentrated in the asphalt-related business and are subject to a seasonal slow-down during the third and fourth quarters of the calendar year. This slow-down often results in lower reported sales and earnings during the first and fourth quarters of each fiscal year ended September 30.

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

For information concerning these factors and related matters, see the following sections of the Company’s Annual Report on Form 10-K for the year ended September 30, 2011: (a) “Risk Factors” in Part I and (b) “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II. However, other factors besides those referenced could adversely affect the Company’s results, and you should not consider any such list of factors to be a complete set of all potential risks or uncertainties. Any forward-looking statements made by the Company herein speak as of the date of this Report. The Company does not undertake to update any forward-looking statements, except as required by law.

Critical Accounting Policies, Estimates and Assumptions

The Company believes the following discussion addresses its most critical accounting policies, which are those that are most important to the portrayal of the financial condition and results of operations and require management’s most difficult, subjective, or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain. Accounting policies, in addition to the critical accounting policies referenced below, are presented in Note 1 to the Company’s Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended September 30, 2011, “Accounting Policies.”

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

Revenues & Expenses

Revenues from contracts for the design, manufacture and sale of asphalt plants are recognized under the percentage-of-completion method. The percentage-of-completion method of accounting for these contracts recognizes revenue, net of any promotional discounts, and costs in proportion to actual labor costs incurred as compared with total estimated labor costs expected to be incurred during the entire contract. Pre-contract costs are expensed as incurred. Changes to total estimated contract costs or losses, if any, are recognized in the period in which they are determined. Revenue recognized in excess of amounts billed is classified as current assets under “costs and estimated earnings in excess of billings.” The Company anticipates that all incurred costs associated with these contracts at December 31, 2011 will be billed and collected within one year.

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

At December 31, 2011 and September 30, 2011 the Company had no debt outstanding. The Company’s marketable securities are invested primarily in stocks and corporate and municipal bonds through a professional investment advisor. Investment securities are exposed to various risks such as interest rate, market and credit. Due to the level of risk associated with investment securities it is possible that changes in these risk factors could have an adverse material impact on the Company’s results of operations or equity.

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

Evaluation of Disclosure Controls and Procedures

The Company’s Chief Executive Officer and Principal Financial and Accounting Officer evaluated the effectiveness of the design and operation of the Company’s “disclosure controls and procedures” (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this Report. Based upon that evaluation, the Chief Executive Officer and the Acting Chief Financial Officer concluded that, as of the end of the period covered by this Report, the Company’s disclosure controls and procedures are effective.

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

Changes in Internal Control over Financial Reporting

The Company’s management, including the Chief Executive Officer and Principal Financial and Accounting Officer, has reviewed the Company’s internal control over financial reporting. There were no changes in the Company’s internal control over financial reporting during the quarter ended December 31, 2011 that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

February 13, 2012

/s/ Marc G. Elliott
Marc G. Elliott
President and Principal Financial and Accounting Officer

February 13, 2012