Form 10-Q
period 2012-03-31
GENCOR INDUSTRIES INC
filed 2012-05-14
CIK 64472

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2012

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

Large accelerated filer	☐	Accelerated Filer	☐

Non-accelerated Filer	☐ (Do not check if a smaller reporting company)	Smaller Reporting Company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at May 11, 2012
Common stock, $.10 par value	8,008,632 shares
Class B stock, $.10 par value	1,509,238 shares

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

Part I. Financial Information

GENCOR INDUSTRIES, INC.

Condensed Consolidated Balance Sheets

	March 31, 2012 (Unaudited)	September 30, 2011
ASSETS
Current assets:
Cash	$13,502,000	$1,715,000
Marketable securities at fair value (cost $76,141,000 at March 31, 2012 and $76,275,000 at September 30, 2011)	76,947,000	72,486,000
Account receivable, less allowance for doubtful accounts of $784,000 at March 31, 2012 and $582,000 at September 30, 2011	1,535,000	1,573,000
Costs and estimated earnings in excess of billings	379,000	4,450,000
Inventories, net	14,657,000	12,878,000
Deferred income taxes	—	690,000
Prepaid expenses	1,265,000	1,632,000

Total Current Assets	108,285,000	95,424,000

Property and equipment, net	8,570,000	8,349,000
Other assets	99,000	602,000

Total Assets	$116,954,000	$104,375,000

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$2,769,000	$1,978,000
Customer deposits	8,136,000	756,000
Accrued expenses	3,004,000	2,842,000

Total Current Liabilities	13,909,000	5,576,000

Deferred and other income taxes	512,000	—

Total Liabilities	14,421,000	5,576,000

Commitments and contingencies
Shareholders’ equity:
Preferred stock, par value $.10 per share; authorized 300,000 shares; none issued	—	—
Common stock, par value $.10 per share; 15,000,000 shares authorized; 8,008,632 shares issued and outstanding	801,000	801,000
Class B Stock, par value $.10 per share; 6,000,000 shares authorized; 1,509,238 shares issued and outstanding	151,000	151,000
Capital in excess of par value	9,953,000	9,860,000
Retained earnings	91,628,000	87,987,000

Total Shareholders’ Equity	102,533,000	98,799,000

Total Liabilities and Shareholders’ Equity	$116,954,000	$104,375,000

See accompanying Notes to Condensed Consolidated Financial Statements

GENCOR INDUSTRIES, INC.

Unaudited Condensed Consolidated Statements of Operations

(Unaudited)

	For the Quarters Ended March 31,		For the Six Months Ended March 31,
	2012	2011	2012	2011

Net revenue	$19,339,000	$16,727,000	$26,203,000	$24,512,000

Costs and expenses:
Production costs	15,273,000	14,052,000	21,414,000	20,861,000
Product engineering and development	556,000	534,000	1,095,000	1,063,000
Selling, general and administrative	2,523,000	2,294,000	4,320,000	4,397,000

	18,352,000	16,880,000	26,829,000	26,321,000

Operating income (loss)	987,000	(153,000)	(626,000)	(1,809,000)

Other income (expenses):
Interest and dividend income, net of fees	553,000	511,000	1,123,000	904,000
Net realized and unrealized gains on marketable securities	2,611,000	614,000	4,838,000	3,368,000
Other	20,000	6,000	36,000	25,000

	3,184,000	1,131,000	5,997,000	4,297,000

Income before income tax expense (benefit)	4,171,000	978,000	5,371,000	2,488,000
Income tax expense (benefit)	1,405,000	(1,472,000)	1,730,000	(1,067,000)

Net Income	$2,766,000	$2,450,000	$3,641,000	$3,555,000

Basic Income per Common Share:
Net income per share	$0.29	$0.26	$0.38	$0.37

Diluted Income per Common Share:
Net income per share	$0.29	$0.26	$0.38	$0.37

See accompanying Notes to Condensed Consolidated Financial Statements

GENCOR INDUSTRIES, INC.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	For the Six Months Ended March 31,
	2012	2011

Cash flows from operations:
Net income	$3,641,000	$3,555,000
Adjustments to reconcile net income to cash provided by operating activities:

Purchases of marketable securities (including money funds)	(22,965,000)	(45,195,000)
Proceeds from sale and maturity of marketable securities	23,339,000	42,706,000
Change in fair value of marketable securities	(4,835,000)	(1,797,000)
Deferred income taxes	1,699,000	(2,364,000)
Depreciation and amortization	514,000	407,000
Provision for doubtful accounts	240,000	100,000
Stock-based compensation	92,000	—
Change in assets and liabilities:
Accounts receivable	(202,000)	291,000
Costs and estimated earnings in excess of billings	4,071,000	(2,139,000)
Inventories	(1,779,000)	488,000
Prepaid expenses	367,000	544,000
Accounts payable	791,000	2,009,000
Customer deposits	7,380,000	4,442,000
Accrued expenses and other	164,000	818,000

Total adjustments	8,876,000	310,000

Cash flows provided by operating activities	12,517,000	3,865,000

Cash flows used in investing activities:
Capital expenditures	(730,000)	(851,000)

Cash flows used in investing activities	(730,000)	(851,000)

Net increase in cash	11,787,000	3,014,000
Cash at:
Beginning of period	1,715,000	3,004,000

End of period	$13,502,000	$6,018,000

See accompanying Notes to Condensed Consolidated Financial Statements

GENCOR INDUSTRIES, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Note 1 – Basis of Presentation

The accompanying condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all material adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included in the interim financial information. Operating results for the quarter and six months ended March 31, 2012 are not necessarily indicative of the results that may be expected for the year ending September 30, 2012.

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

Note 2 – Marketable Securities

Marketable debt and equity securities are categorized as trading securities and are thus marked to market and stated at fair value. Fair value determined by using quoted closing prices in active markets is categorized as Level 1 of the fair value hierarchy. Market standard valuation methodologies used to determine fair value is categorized as Level 2 of the fair value hierarchy. Realized gains and losses on investment transactions are determined by specific identification and are recognized as incurred in the statements of operations. Net unrealized gains and losses are reported in the statements of operations in the current period and represent the change in the fair value of investment holdings during the period.

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

The fair value of marketable equity securities and mutual funds are substantially based on quoted market prices (Level 1). Corporate and municipal bonds are valued using market standard valuation methodologies including: discounted cash flow methodologies, matrix pricing or other similar techniques. The inputs to these market standard valuation methodologies include, but are not limited to: interest rates, credit standing of the issuer or counterparty, industry sector of the issuer, coupon rate, call provisions, maturity, estimated duration and assumptions regarding liquidity and estimated future cash flows. In addition to bond characteristics, the valuation methodologies incorporate market data, such as actual trades completed, bids and actual dealer quotes, where such information is available. Accordingly, the estimated fair values are based on available market information and judgments about financial instruments (Level 2). Fair values of investments categorized as Level 2 of the fair value hierarchy are provided by the Company’s professional investment management firm.

The following tables set forth, by level, within the fair value hierarchy, the Company’s assets measured at fair value as of March 31, 2012:

	Fair Value Measurements
	Level 1	Level 2	Level 3	Total
Equities	$17,425,000	$—	$—	$17,425,000
Mutual Funds	2,505,000	—	—	2,505,000
Corporate Bonds	—	11,112,000	—	11,112,000
Municipal Bonds	—	32,151,000	—	32,151,000
Cash and Money Funds	13,754,000	—	—	13,754,000

Total	$33,684,000	$43,263,000	$—	$76,947,000

Net unrealized gains as of March 31, 2012 were $806,000. Estimated interest accrued on the corporate and municipal bond portfolio was $565,000 at March 31, 2012.

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

Note 3 – Inventories

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

Net inventories at March 31, 2012 and September 30, 2011 consist of the following:

	March 31, 2012	September 30, 2011
Raw materials	$8,084,000	$8,846,000
Work in process	2,459,000	2,017,000
Finished goods	3,956,000	1,726,000
Used equipment	158,000	289,000

	$14,657,000	$12,878,000

Note 4 – Costs and Estimated Earnings in Excess of Billings

Costs and estimated earnings in excess of billings on uncompleted contracts as of March 31, 2012 and September 30, 2011 consist of the following:

	March 31, 2012	September 30, 2011
Costs incurred on uncompleted contracts	$8,118,000	$7,039,000
Estimated earnings	2,382,000	2,059,000

	10,500,000	9,098,000
Billings to date	10,121,000	4,648,000

Costs and estimated earnings in excess of billings	$379,000	$4,450,000

Note 5 – Earnings per Share Data

The following table sets forth the computation of basic and diluted earnings per share for the quarters and six months ended March 31, 2012 and 2011:

	Quarter Ended March 31,		Six Months Ended March 31,
	2012	2011	2012	2011

Net income	$2,766,000	$2,450,000	$3,641,000	$3,555,000

Common Shares:
Weighted average common shares outstanding	9,518,000	9,518,000	9,518,000	9,518,000
Effect of dilutive stock options	—	—	—	—

Diluted shares outstanding	9,518,000	9,518,000	9,518,000	9,518,000

Basic:
Net earnings per share	$0.29	$0.26	$0.38	$0.37

Diluted:
Net earnings per share	$0.29	$0.26	$0.38	$0.37

The number of potentially anti-dilutive common stock equivalents (stock options) excluded from the fully diluted calculation above was 325,500 for the three and six months ended March 31, 2012 and 27,500 for the three and six months ended March 31, 2011.

Note 6 – Income Taxes

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

In August 2005, the federal government passed the Safe, Accountable, Flexible and Efficient Transportation Equity Act – A Legacy for Users (“SAFETEA-LU”). This bill appropriated a multi-year guaranteed funding of $286.5 billion for federal highway, transit and safety programs that expired on September 30, 2009. On February 17, 2009, President Obama signed into law the American Recovery and Reinvestment Act of 2009 (“ARRA”), which included approximately $27.5 billion for highway and bridge construction activities. The ARRA and any future legislation approved by Congress could reduce infrastructure funding levels. In addition, funding restrictions can be imposed on states that do not comply with certain federal policies. On March 18, 2010, President Obama signed into law the Hiring Incentives to Restore Employment (“HIRE”) Act. This law extended authorization of the surface transportation programs previously funded under SAFETEA-LU through December 31, 2010 at 2009 levels. In addition, the HIRE Act authorized a one-time transfer of $19.5 billion from the general fund to the highway trust fund related to previously foregone interest payments. On December 22, 2010, President Obama signed into law the Continuing Appropriations and Surface Transportation Extensions Act, 2011 extending funding for federal surface transportation programs authorized under SAFETEA-LU through March 4, 2011. On March 4, 2011, President Obama signed into law the Surface Transportation Extension Act of 2011 providing an extension of Federal-aid highway, transit and other programs funded out of the Highway Trust Fund through September 30, 2011. On September 17, 2011, Obama signed an eighth extension of SAFETEA-LU which authorizes funding at 2011 levels through March 31, 2012, pending enactment of a multi-year law reauthorizing such programs.

On Friday, March 30, 2012, the president signed into law the Surface Transportation Extension Act of 2012, a 90-day extension of the current federal transportation reauthorization. The measure had been passed by the U.S. Senate and the U.S. House of Representatives on March 29. The bill contains no policy changes and extends current programs and funding levels through June 30, 2012. While the Senate passed Moving Ahead for Progress in the 21st Century (MAP-21), a 1.5-year, $109 billion reauthorization bill on March 14, 2012 the House rejected it in a procedural vote on March 21, 2012. This is the ninth extension to the SAFETEA-LU, which originally expired on September, 30 2009. Although these extensions help stabilize the federal highway program, the Company believes a new multiyear highway program would have the greatest positive impact on the road construction industry and allow its customers to plan and execute longer term projects.

In January 2009, the Canadian government announced its economic action plan to stimulate economic growth which included a $12 billion two year investment in new infrastructure including roads, bridges and other infrastructure. This infrastructure stimulus program was completed towards the end of 2011. The Company’s financial performance has continued to benefit from infrastructure spend associated with this funding.

The economic downturn over the past several years and the lack of a multiyear federal highway bill have resulted in reduced purchasing within the Company’s served markets and thus have had a direct impact on sales and pricing pressures on the Company’s products, resulting in lower revenues and margins. The Company’s typical sales of asphalt plants are in the $2 to $4 million range and may require the Company’s customers to obtain financing. On the positive side, the reduced value of the US dollar has resulted in more interest and continued sales from international markets.

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

Steel is a major component used in manufacturing the Company’s equipment. During the past year the Company experienced increases in prices for the steel beam and plate used in its products. Where possible, the Company will pass on increased steel costs to its customers. However, the Company may not be able to recapture all of the increased steel costs and thus its financial results could be negatively affected.

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

Results of Operations

Quarter Ended March 31, 2012 versus March 31, 2011

Net revenues for the quarters ended March 31, 2012 and 2011 were $19,339,000 and $16,727,000, respectively, an increase of 13.5%. The increase is attributable to the timing of orders which generally were placed later in the year in fiscal 2011. The Company’s operations are concentrated in the asphalt-related business and typically subject to a seasonal slow-down during the third and fourth quarters of the calendar year.

As a percent of sales, gross profit margins increased from 16.0% in the quarter ended March 31, 2011 to 21.0% in the quarter ended March 31, 2012. Gross margins improved in 2012 primarily due to increased revenues and related overhead absorption.

Product engineering and development expenses increased $22,000 to $556,000 in the quarter ended March 31, 2012 as compared to the quarter ended March 31, 2011. Selling, general and administrative expenses increased $229,000 in the quarter ended March 31, 2012 compared to the quarter ended March 31, 2011 due to higher professional fees.

The Company had an operating income of $987,000 for the quarter ended March 31, 2012 versus an operating loss of $(153,000) for the quarter ended March 31, 2011. The improvement in operating income was primarily due to the increased revenues of $2,612,000 and related gross margin increases.

For the quarter ended March 31, 2012, investment interest and dividend income, net of fees, from the investment portfolio was $553,000 as compared to $511,000 in the quarter ended March 31, 2011. The net realized and unrealized gains on marketable securities were $2,611,000 for the quarter ended March 31, 2012 versus net realized and unrealized gains of $614,000 for the quarter ended March 31, 2011.

The effective income tax rate for the quarter ended March 31, 2012 was 33.7% versus a benefit of 150.5% for the quarter ended March 31, 2011. The tax benefit in the quarter ended March 31, 2011 was due to decreases of approximately $1.7 million in unrecognized tax benefits following the conclusion of examinations by a state taxing authority. The effective income tax rates for both years were also impacted by tax exempt interest income on municipal bonds as well as net unrealized gains and losses on investments.

Six Months Ended March 31, 2012 versus March 31, 2011

Net sales for the six months ended March 31, 2012 and 2011 were $26,203,000 and $24,512,000, respectively, an increase of 6.5%, which was generally attributable to the timing of orders which occurred later in the year in fiscal 2011.

As a percent of sales, gross profit margins increased to 18.3% in the six months ended March 31, 2012 from 14.9% in the six months ended March 31, 2011. The improved gross margins in 2012 resulted primarily from increased revenues and related overhead absorption.

Product engineering and development expenses increased $32,000. Selling, general and administrative expenses decreased $77,000 in the six months ended March 31, 2012 compared to the six months ended March 31, 2011.

The Company had operating losses of $(626,000) for the six months ended March 31, 2012 versus losses of $(1,809,000) for the six months ended March 31, 2011. The improvement in operating results was primarily due to the increased sales and related margins.

For the six months ended March 31, 2012, investment interest and dividend income, net of fees, from the investment portfolio was $1,123,000 as compared to $904,000 in the 2011 comparable period. The net realized and unrealized gains on marketable securities were $4,838,000 for the six months ended March 31, 2012 versus net realized and unrealized gains of $3,368,000 for the six months ended March 31, 2011.

The effective income tax rate for the six months ended March 31, 2011 was a benefit of 42.9% versus expense of 32.2% for the six months ended March 31, 2012. The tax benefit in the six months ended March 31, 2011 was primarily due to decreases of approximately $1.7 million in unrecognized tax benefits following the conclusion of examinations by a state taxing authority. The effective income tax rates in both years were also impacted by tax exempt interest income on municipal bonds as well as net unrealized gains and losses on investments.

Liquidity and Capital Resources

The Company does not currently require a credit facility but continues to review and evaluate its needs and options for such a facility.

The Company had no long-term or short-term debt outstanding at March 31, 2012 or September 30, 2011. The Company has funded $975,000 in cash deposits at insurance companies to cover related collateral needs.

As of March 31, 2012, the Company had $13,502,000 in operating cash, and $76,947,000 in its investment portfolio including $17,425,000 in equities, $2,505,000 in mutual funds, $32,151,000 in municipal bonds, $11,112,000 in corporate bonds and $13,754,000 in cash and money funds (see Note 2 above). The marketable securities are invested through a professional investment advisor. The securities may be liquidated at any time into cash and cash equivalents.

The Company’s working capital (defined as current assets less current liabilities) was equal to $94.4 million at March 31, 2012 and $89.8 million at September 30, 2011. For the six months ended March 31, 2012, costs and estimated earnings in excess of billings decreased as several percentage-of-completion jobs were paid for and shipped. Customer deposits increased as down payments were made in the current quarter on several large jobs. Accounts payable increased with the increased production.

Cash provided by operations during the six months ended March 31, 2012 was $12,517,000 primarily from net income, customer deposits on new bookings and reduction of costs and estimated earnings in excess of billings as percentage-of-completion jobs were closed out. Cash flows used in investing activities during the six months ended March 31, 2012 were related to capital expenditures. There were no cash disbursements or receipts related to financing activities during the six months ended March 31, 2012.

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

Revenues & Expenses

Revenues from contracts for the design, manufacture and sale of asphalt plants are recognized under the percentage-of-completion method. The percentage-of-completion method of accounting for these contracts recognizes revenue, net of any promotional discounts, and costs in proportion to actual labor costs incurred as compared with total estimated labor costs expected to be incurred during the entire contract. Pre-contract costs are expensed as incurred. Changes to total estimated contract costs or losses, if any, are recognized in the period in which they are determined. Revenue recognized in excess of amounts billed is classified as current assets under “costs and estimated earnings in excess of billings.” The Company anticipates that all incurred costs associated with these contracts at March 31, 2012 will be billed and collected within one year.

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

At March 31, 2012 and September 30, 2011 the Company had no debt outstanding. The Company’s marketable securities are invested primarily in stocks and corporate and municipal bonds through a professional investment advisor. Investment securities are exposed to various risks such as interest rate, market and credit. Due to the level of risk associated with investment securities it is possible that changes in these risk factors could have an adverse material impact on the Company’s results of operations or equity.

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

Changes in Internal Control over Financial Reporting

The Company’s management, including the Chief Executive Officer and Principal Financial and Accounting Officer, has reviewed the Company’s internal control over financial reporting. There were no changes in the Company’s internal control over financial reporting during the quarter and six months ended March 31, 2012 that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

May 14, 2012

/s/ Marc G. Elliott
Marc G. Elliott
President and Principal Financial and Accounting Officer

May 14, 2012