Form 10-Q
period 2012-06-30
GENCOR INDUSTRIES INC
filed 2012-08-14
CIK 64472

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2012

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD: From to

Commission File Number: 001-11703

GENCOR INDUSTRIES, INC.

Delaware	59-0933147
(State or other jurisdiction of incorporated or organization)	(I.R.S. Employer Identification No.)

5201 North Orange Blossom Trail, Orlando, Florida	32810
(Address of principal executive offices)	(Zip Code)

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

Large accelerated filer	☐	Accelerated Filer	☐

Non-accelerated Filer	☐ (Do not check if a smaller reporting company)	Smaller Reporting Company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at August 3, 2012
Common stock, $.10 par value	8,008,632 shares
Class B stock, $.10 par value	1,509,238 shares

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

Part I. Financial Information

GENCOR INDUSTRIES, INC.

Condensed Consolidated Balance Sheets

	June 30, 2012	September 30, 2011
	(Unaudited)
ASSETS
Current Assets:
Cash	$10,760,000	$1,715,000
Marketable securities at fair value (cost $76,337,000 at June 30, 2012 and $76,275,000 at September 30, 2011)	76,238,000	72,486,000
Account receivable, less allowance for doubtful accounts of $871,000 at June 30, 2012 and $582,000 at September 30, 2011	1,397,000	1,573,000
Costs and estimated earnings in excess of billings	4,216,000	4,450,000
Inventories, net	11,983,000	12,878,000
Deferred income taxes	—	690,000
Prepaid expenses	1,364,000	1,632,000

Total Current Assets	105,958,000	95,424,000

Property and equipment, net	8,331,000	8,349,000
Other assets	97,000	602,000

Total Assets	$114,386,000	$104,375,000

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$3,371,000	$1,978,000
Customer deposits	2,518,000	756,000
Accrued expenses and other current liabilities	4,547,000	2,842,000

Total Current Liabilities	10,436,000	5,576,000

Deferred and other income taxes	178,000	—

Total Liabilities	10,614,000	5,576,000

Commitments and contingencies
Shareholders’ equity:
Preferred stock, par value $.10 per share; authorized 300,000 shares; none issued	—	—
Common stock, par value $.10 per share; 15,000,000 shares authorized; 8,008,632 shares issued and outstanding	801,000	801,000
Class B Stock, par value $.10 per share; 6,000,000 shares authorized; 1,509,238 shares issued and outstanding	151,000	151,000
Capital in excess of par value	10,000,000	9,860,000
Retained earnings	92,820,000	87,987,000

Total Shareholders’ Equity	103,772,000	98,799,000

Total Liabilities and Shareholders’ Equity	$114,386,000	$104,375,000

See accompanying Notes to Condensed Consolidated Financial Statements

GENCOR INDUSTRIES, INC.

Condensed Consolidated Statements of Operations

(Unaudited)

	For the Quarters Ended June 30,		For the Nine Months Ended June 30,
	2012	2011	2012	2011
Net revenue	$22,986,000	$23,015,000	$49,189,000	$47,527,000

Costs and expenses:
Production costs	17,237,000	18,756,000	38,651,000	39,617,000
Product engineering and development	670,000	547,000	1,764,000	1,610,000
Selling, general and administrative	2,678,000	2,265,000	6,999,000	6,662,000

	20,585,000	21,568,000	47,414,000	47,889,000

Operating income (loss)	2,401,000	1,447,000	1,775,000	(362,000)

Other income (expenses):
Interest and dividend income, net of fees	581,000	565,000	1,704,000	1,469,000
Net realized and unrealized gains (losses) on marketable securities	(1,290,000)	(530,000)	3,548,000	2,838,000
Other	13,000	17,000	49,000	42,000

	(696,000)	52,000	5,301,000	4,349,000

Income before income tax expense (benefit)	1,705,000	1,499,000	7,076,000	3,987,000
Income tax expense (benefit)	513,000	409,000	2,243,000	(659,000)

Net Income	$1,192,000	$1,090,000	$4,833,000	$4,646,000

Basic Income per Common Share:
Net income per share	$0.13	$0.11	$0.51	$0.49

Diluted Income per Common Share:
Net income per share	$0.13	$0.11	$0.51	$0.49

See accompanying Notes to Condensed Consolidated Financial Statements

GENCOR INDUSTRIES, INC.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	For the Nine Months Ended June 30,
	2012	2011
Cash flows from operations:
Net income	$4,833,000	$4,646,000
Adjustments to reconcile net income to cash provided by operating activities:
Purchases of marketable securities	(41,816,000)	(84,850,000)
Proceeds from sale and maturity of marketable securities	41,519,000	80,360,000
Change in fair value of marketable securities	(3,455,000)	(2,831,000)
Deferred income taxes	1,365,000	(2,418,000)
Depreciation and amortization	798,000	642,000
Provision for doubtful accounts	366,000	190,000
Stock-based compensation	138,000	—
Change in assets and liabilities:
Accounts receivable	(190,000)	(140,000)
Costs and estimated earnings in excess of billings	234,000	(3,642,000)
Inventories	895,000	4,159,000
Prepaid expenses	268,000	585,000
Accounts payable	1,393,000	1,064,000
Customer deposits	1,762,000	1,277,000
Accrued expenses and other	1,708,000	1,346,000

Total adjustments	4,985,000	(4,258,000)

Cash flows provided by operating activities	9,818,000	388,000

Cash flows used in investing activities:
Capital expenditures	(773,000)	(969,000)

Cash flows used in investing activities	(773,000)	(969,000)

Net increase (decrease) in cash	9,045,000	(581,000)
Cash at:
Beginning of period	1,715,000	3,004,000

End of period	$10,760,000	$2,423,000

See accompanying Notes to Condensed Consolidated Financial Statements

GENCOR INDUSTRIES, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Note 1 – Basis of Presentation

The accompanying condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all material adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included in the interim financial information. Operating results for the quarter and nine months ended June 30, 2012 are not necessarily indicative of the results that may be expected for the year ending September 30, 2012.

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

The following tables set forth, by level, within the fair value hierarchy, the Company’s assets measured at fair value as of June 30, 2012:

	Fair Value Measurements
	Level 1	Level 2	Level 3	Total
Equities	$19,026,000	$—	$—	$19,026,000
Mutual Funds	10,976,000	—	—	10,976,000
Corporate Bonds	—	12,231,000	—	12,231,000
Municipal Bonds	—	29,868,000	—	29,868,000
Cash and Money Funds	4,137,000	—	—	4,137,000

Total	$34,139,000	$42,099,000	$—	$76,238,000

Net unrealized losses as of June 30, 2012 were $99,000. Estimated interest accrued on the corporate and municipal bonds portfolios was $439,000 at June 30, 2012.

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

Net unrealized losses as of September 30, 2011 were $3,789,000. Estimated interest accrued on the corporate and municipal bonds portfolios was $568,000 at September 30, 2011.

The carrying amounts of cash and cash equivalents, accounts receivable and accounts payable approximate fair value because of the short-term nature of these items.

Note 3 – Inventories

Inventories are valued at the lower of cost or market, with cost being determined principally by using the last-in, first-out (“LIFO”) method and market defined as replacement cost for raw materials and net realizable value for work in process and finished goods. Appropriate consideration is given to obsolescence, excessive levels, deterioration, possible alternative uses and other factors in determining net realizable value. The cost of work in process and finished goods includes materials, direct labor, variable costs and overhead. The Company evaluates the need to record inventory adjustments on all inventories, including raw material, work in process, finished goods, spare parts and used equipment. Used equipment acquired by the Company on trade-in from customers is carried at estimated net realizable value. Unless specific circumstances warrant different treatment regarding inventory obsolescence, the cost basis of inventories three to four years old is reduced by 50%, while the cost basis of inventories four to five years old is reduced by 75%, and the cost basis of inventories greater than five years old is reduced to zero. Inventory is typically reviewed for obsolescence on an annual basis computed as of September 30th, the Company’s fiscal year end. If significant known changes in trends, technology or other specific circumstances that warrant consideration occur during the year, then the impact on obsolescence is considered at that time.

Net inventories at June 30, 2012 and September 30, 2011 consist of the following:

	June 30, 2012	September 30, 2011
Raw materials	$6,870,000	$8,846,000
Work in process	393,000	2,017,000
Finished goods	4,576,000	1,726,000
Used equipment	144,000	289,000

	$11,983,000	$12,878,000

Note 4 – Costs and Estimated Earnings in Excess of Billings

Costs and estimated earnings in excess of billings on uncompleted contracts as of June 30, 2012 and September 30, 2011, consist of the following:

	June 30, 2012	September 30, 2011
Costs incurred on uncompleted contracts	$10,048,000	$7,039,000
Estimated earnings	4,169,000	2,059,000

	14,217,000	9,098,000
Billings to date	10,001,000	4,648,000

Costs and estimated earnings in excess of billings	$4,216,000	$4,450,000

Note 5 – Earnings per Share Data

The following table sets forth the computation of basic and diluted earnings per share for the quarters and nine months ended June 30, 2012 and 2011:

	Quarter Ended June 30,		Nine Months Ended June 30,
	2012	2011	2012	2011
Net Income	$1,192,000	$1,090,000	$4,833,000	$4,646,000

Common Shares:
Weighted average common shares outstanding	9,518,000	9,518,000	9,518,000	9,518,000
Effect of dilutive stock options	—	—	—	—

Diluted shares outstanding	9,518,000	9,518,000	9,518,000	9,518,000

Basic:
Net earnings per share	$0.13	$0.11	$0.51	$0.49

Diluted:
Net earnings per share	$0.13	$0.11	$0.51	$0.49

The number of potentially anti-dilutive common stock equivalents (stock options) excluded from the fully diluted calculation above was 345,500 for the quarter and nine months ended June 30, 2012 and 27,500 for the quarter and nine months ended June 30, 2011.

Note 6 – Other Matters

Income Taxes

The reason for the tax benefit during the nine months ended June 30, 2011, was a decrease of approximately $1.7 million in unrecognized tax benefits booked during the second fiscal quarter of 2011 following the conclusion of examinations by a state taxing authority.

Customers with 10% (or greater) of Net Revenues

As a result of timing and production schedules of a very large contract and resultant revenue recognition, approximately 44% of total net revenue in the June 30, 2012 quarter and 6% of total net revenue for the June 30, 2011 quarter were from one or more separate U.S. corporate entities ultimately affiliated with a foreign-based global company. For the nine months ended June 30, 2012 and June 30, 2011, this company represented 27% and 7% of total net revenue, respectively.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

Gencor Industries, Inc. (“Gencor” or the “Company”), is a leading manufacturer of heavy machinery used in the production of highway construction materials, synthetic fuels, and environmental control equipment. The Company’s core products include asphalt plants, combustion systems, and fluid heat transfer systems. The Company’s products are manufactured in two facilities in the United States.

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

In August 2005, the federal government passed the Safe, Accountable, Flexible and Efficient Transportation Equity Act - A Legacy for Users (“SAFETEA-LU”). This bill appropriated a multi-year guaranteed funding of $286.5 billion for federal highway, transit and safety programs that expired on September 30, 2009. On February 17, 2009, President Obama signed into law the American Recovery and Reinvestment Act of 2009 (“ARRA”), which included approximately $27.5 billion for highway and bridge construction activities. The ARRA and any future legislation approved by Congress could reduce infrastructure funding levels. In addition, funding restrictions can be imposed on states that do not comply with certain federal policies. On March 18, 2010, President Obama signed into law the Hiring Incentives to Restore Employment (“HIRE”) Act. This law extended authorization of the surface transportation programs previously funded under SAFETEA-LU through December 31, 2010 at 2009 levels. In addition, the HIRE Act authorized a one-time transfer of $19.5 billion from the General Fund to the Highway Trust Fund related to previously foregone interest payments. On December 22, 2010, President Obama signed into law the Continuing Appropriations and Surface Transportation Extensions Act, 2011 extending funding for federal surface transportation programs authorized under SAFETEA-LU through March 4, 2011. On March 4, 2011, President Obama signed into law the Surface Transportation Extension Act of 2011, providing an extension of Federal-aid highway, transit and other programs funded out of the Highway Trust Fund through September 30, 2011. On September 17, 2011, President Obama signed an eighth extension of SAFETEA-LU, authorizing funding at 2011 levels through March 31, 2012, and on March 30, 2012, the President signed into law the Surface Transportation Extension Act of 2012, a 90-day extension of the existing federal transportation reauthorization. The bill contained no policy changes and extended current programs and funding levels through June 30, 2012, pending enactment of a multi-year law reauthorizing such programs.

On July 6, 2012, President Obama signed a $118 billion transportation bill, Moving Ahead for Progress in the 21st Century Act (“MAP-21”). MAP-21 includes a final three-month extension of SAFETEA-LU at current spending levels combined with a new two-year, $105 billion authorization of the federal highway, transit, and safety programs effective October 1, 2012. The new bill will provide states and communities with two years of steady funding needed to build roads, bridges, and transit systems. The Company believes this will have a modest impact on the road construction industry and will allow its customers to plan and execute longer term projects.

In addition, the Canadian government has been enacting from time to time infrastructure stimulus programs. The Company has continued to benefit from the activity associated with this funding.

The economic downturn over the past several years and the lack of a multi-year federal highway bill have resulted in reduced purchasing within the Company’s served markets. This had an adverse impact on sales and pricing pressures on the Company’s products, resulting in lower revenues and margins.

In addition to government funding and the overall economic conditions, fluctuations in the price of oil, which is a major component of asphalt mix, may affect the Company’s financial performance. An increase in the price of oil increases the cost of liquid asphalt and could, therefore, decrease demand for asphalt and certain of the Company’s products. Increases in oil prices also drive up the cost of gasoline, which results in increased freight costs. Where possible, the Company will pass increased freight costs on to its customers. However, the Company may not be able to recapture all of the increased costs and thus could have a negative impact on the Company’s financial performance.

Steel is a major component used in manufacturing the Company’s equipment. Fluctuations in the price of steel can have a significant impact on the Company’s financial results. Where possible, the Company will pass on increased steel costs to its customers. However, the Company may not be able to recapture all of the increased steel costs and thus its financial results could be negatively affected.

For the long term, the Company believes the strategy of continuing to invest in product engineering and development and its focus on delivering a high-quality product and superior service will strengthen the Company’s market position when demand for its products rebound. In response to the short-term outlook, the Company has taken aggressive actions to conserve cash, right-size its operations and cost structure, and will continue to do so based on its forecasts. These actions included adjustments to workforce, reduced purchases of raw materials and reductions in selling, general, and administrative expenses. The Company continues to review its internal processes to identify inefficiencies and cost reductions and will continue scrutinizing its relationships with external suppliers to ensure the Company is achieving the highest quality products and services at the most competitive cost.

Results of Operations

Quarter Ended June 30, 2012 versus June 30, 2011

Net revenue for the quarters ended June 30, 2012 and 2011 were relatively unchanged at $22,986,000 and $23,015,000, respectively.

As a percent of net revenue, gross profit margins increased from 18.5% in the quarter ended June 30, 2011 to 25.0% in the quarter ended June 30, 2012. Gross margins improved in 2012 primarily due to sales mix and improved manufacturing efficiencies.

Product engineering and development expenses increased $123,000 to $670,000 in the quarter ended June 30, 2012, as compared to the quarter ended June 30, 2011. Selling, general and administrative expenses increased $413,000 in the quarter ended June 30, 2012, compared to the quarter ended June 30, 2011, due to the establishment of an allowance of $500,000 to cover potential costs, legal fees, and other expenses in a number of commercial cases it is prosecuting or defending.

The Company had operating income of $2,401,000 for the quarter ended June 30, 2012 versus operating income of $1,447,000 for the quarter ended June 30, 2011. The increase in operating income was primarily due to the improved gross margins from cost-cutting measures implemented over the previous years.

For the quarter ended June 30, 2012, investment interest and dividend income, net of fees, from the investment portfolio was $581,000, as compared to $565,000 in the quarter ended June 30, 2011. The net realized and unrealized losses on marketable securities were $(1,290,000) for the quarter ended June 30, 2012 versus net realized and unrealized losses of $(530,000) for the quarter ended June 30, 2011.

The effective income tax rate for the quarter ended June 30, 2012 was 30.1% versus 27.3% for the quarter ended June 30, 2011. The effective income tax rates for both years were impacted by tax-exempt interest income on municipal bonds, as well as net unrealized gains and losses on investments.

Nine Months Ended June 30, 2012 versus June 30, 2011

Net revenue for the nine months ended June 30, 2012 and 2011 were $49,189,000 and $47,527,000, respectively, an increase of 3.5%.

As a percent of net revenue, gross profit margins increased to 21.4% in the nine months ended June 30, 2012 from 16.7% in the nine months ended June 30, 2011. The improved gross margins in 2012 resulted primarily from sales mix and improved manufacturing efficiencies.

Product engineering and development expenses increased $154,000 to $1,764,000 in the nine months ended June 30, 2012. Selling, general and administrative expenses increased $337,000 in the nine months ended June 30, 2012, compared to the six months ended June 30, 2011, due to higher legal expenses. The Company has established an allowance of $500,000 to cover potential costs, legal fees, and other expenses in a number of commercial cases the Company is prosecuting or defending.

The Company had operating income of $1,775,000 for the nine months ended June 30, 2012 versus an operating loss of $(362,000) for the nine months ended June 30, 2011. The improvement in operating results was due to increased sales and related margins.

For the nine months ended June 30, 2012, investment interest and dividend income, net of fees, from the investment portfolio was $1,704,000, as compared to $1,469,000 in the 2011 comparable period. The net realized and unrealized gains on marketable securities were $3,548,000 for the nine months ended June 30, 2012 versus net realized and unrealized gains of $2,838,000 for the nine months ended June 30, 2011.

The effective income tax rate for the nine months ended June 30, 2012 was 31.7% versus a benefit of 16.5% for the nine months ended June 30, 2011. The tax benefit in the nine months ended June 30, 2011 was due to a decrease of approximately $1.7 million in unrecognized tax benefits following the conclusion of examinations by a state taxing authority. The effective income tax rates in both years were also impacted by tax-exempt interest income on municipal bonds, as well as net unrealized gains and losses on investments.

Liquidity and Capital Resources

The Company does not currently require a credit facility but continues to review and evaluate its needs and options for such a facility.

The Company had no long-term or short-term debt outstanding at June 30, 2012 or September 30, 2011. As of June 30, 2012, the Company has funded $397,000 in cash deposits at insurance companies to cover related collateral needs.

As of June 30, 2012, the Company had $10,760,000 in operating cash, and $76,238,000 in its investment portfolio, including $19,026,000 in equities, $10,976,000 in mutual funds, $29,868,000 in municipal bonds, $12,231,000 in corporate bonds and $4,137,000 in cash and money funds. These marketable securities are invested through a professional investment management firm. These securities may be liquidated at any time into cash and cash equivalents.

The Company’s working capital (defined as current assets less current liabilities) was equal to $95.5 million at June 30, 2012 and $89.8 million at September 30, 2011. Accounts payable and customer deposits increased with the increased sales and production in the third fiscal quarter of 2012 versus the fourth fiscal quarter of 2011. Increases in accrued expenses and other current liabilities reflect increased litigation allowances and current deferred tax liabilities from the timing of revenue recognition on percentage-of-completion contracts.

Cash provided by operations during the nine months ended June 30, 2012 was $9,818,000 primarily from net income, customer deposits on new bookings and increased accounts payable and accrued expenses. Cash flows used in investing activities during the nine months ended June 30, 2012 were related to capital expenditures. There were no cash disbursements or receipts related to financing activities during the nine months ended June 30, 2012.

Seasonality

The Company’s operations are concentrated in the asphalt-related business and are typically subject to a seasonal slow-down during the third and fourth quarters of the calendar year. This slow-down often results in lower revenues, and earnings or losses during the first and fourth quarters of each fiscal year ended September 30.

Customers with 10% (or greater) of Net Revenues

As a result of timing and production schedules of a very large contract and resultant revenue recognition, approximately 44% of total net revenue in the June 30, 2012 quarter and 6% of total net revenue for the June 30, 2011 quarter were from one or more separate U.S. corporate entities ultimately affiliated with a foreign-based global company. For the nine months ended June 30, 2012 and June 30, 2011, this company represented 27% and 7% of total net revenue, respectively.

Forward-Looking Information

This Report on Form 10-Q contains certain “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), which represent the Company’s expectations and beliefs, including, but not limited to, statements concerning gross margins, sales of the Company’s products and future financing plans. These statements by their nature involve substantial risks and uncertainties, certain of which are beyond the Company’s control. Actual results may differ materially depending on a variety of important factors, including the financial condition of the Company’s customers, changes in the economic and competitive environments and demand for the Company’s products.

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

Revenues & Expenses

Revenues from contracts for the design, manufacture and sale of asphalt plants are recognized under the percentage-of-completion method. The percentage-of-completion method of accounting for these contracts recognizes revenue, net of any promotional discounts, and costs in proportion to actual labor costs incurred, as compared with total estimated labor costs expected to be incurred during the entire contract. Pre-contract costs are expensed as incurred. Changes to total estimated contract costs or losses, if any, are recognized in the period in which they are determined. Revenue recognized in excess of amounts billed is classified as current assets under “costs and estimated earnings in excess of billings.” The Company anticipates that all incurred costs associated with these contracts at June 30, 2012 will be billed and collected within one year.

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

Return allowances, which reduce product revenue, are estimated using historical experience. The Company’s customers may qualify for certain cash rebates generally based on the level of sales attained during a twelve-month period. Provisions for these rebates, as well as estimated returns and allowances and other adjustments, are provided for in the same period the related sales are recorded.

Product warranty costs are estimated using historical experience and known issues and are charged to production costs as revenue is recognized.

All product engineering and development costs, and selling, general and administrative expenses are charged to operations as incurred. Provision is made for any anticipated contract losses in the period that the loss becomes evident.

The allowance for doubtful accounts is determined by performing a specific review of all account balances greater than 90 days past due and other higher risk amounts to determine collectability and also adjusting for any known customer payment issues with account balances in the less-than-90-day past due aging buckets. Account balances are charged off against the allowance for doubtful accounts when they are determined to be uncollectable. Any recoveries of account balances previously considered in the allowance for doubtful accounts reduce future additions to the allowance for doubtful accounts.

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

At June 30, 2012 and September 30, 2011, the Company had no debt outstanding. The Company’s marketable securities are invested primarily in stocks, mutual funds, and corporate and municipal bonds through a professional investment management firm. Investment securities are exposed to various risks, such as interest rate, market, and credit risks. Due to the level of risk associated with investment securities, it is possible that changes in these risk factors could have an adverse, material impact on the Company’s results of operations or equity.

The Company’s sensitivity analysis for interest rate risk excludes accounts receivable, accounts payable, and accrued liabilities, because of the short-term maturity of such instruments. The analysis does not consider the effect on other variables, such as changes in sales volumes or management’s actions with respect to levels of capital expenditures, future acquisitions or planned divestures, all of which could be significantly influenced by changes in interest rates.

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

Changes in Internal Control over Financial Reporting

The Company’s management, including the Chief Executive Officer and Chief Financial Officer, has reviewed the Company’s internal control over financial reporting. There were no changes in the Company’s internal control over financial reporting during the quarter and nine months ended June 30, 2012 that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

GENCOR INDUSTRIES, INC.

/s/ E. J. Elliott
E. J. Elliott
Chairman and Chief Executive Officer

August 14, 2012

/s/ Eric E. Mellen
Eric E. Mellen
Chief Financial Officer (Principal Financial and Accounting Officer)

August 14, 2012