Form 10-K
period 2012-09-30
GENCOR INDUSTRIES INC
filed 2012-12-14
CIK 64472

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10 – K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended September 30, 2012

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

Indicate by check mark if the registrant is a well-known seasonal issuer, as defined in Rule 405 of the Securities Act.    ☐  Yes    ☑  No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15 (d) of the Act.    ☐  Yes    ☑  No

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    ☑  Yes    ☐  No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    ☑  Yes    ☐  No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definitions of “large accelerated filer” and “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act (check one):

Large Accelerated Filer	☐	Accelerated Filer	☐

Non-Accelerated Filer	☐ (Do not check if a smaller reporting Company)	Smaller Reporting Company	☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes    ☑  No

The aggregate market value of the common equity held by non-affiliates computed by reference to the price at which the common equity was last sold as of the last business day of the most recently completed second fiscal quarter was $46,932,200.

Indicate the number of shares outstanding of each of the Registrant’s classes of Common Stock, as of the latest practicable date: 8,008,632 shares of Common Stock ($.10 par value) and 1,509,238 shares of Class B Stock ($.10 par value) as of December 3, 2012.

DOCUMENTS INCORPORATED BY REFERENCE

Part III of this Form 10-K is incorporated by reference from the Registrant’s 2013 Proxy Statement for the Annual Meeting of the Stockholders.

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

General

Gencor Industries, Inc. and its subsidiaries (the “Company”, “Gencor”, “we”, “us” or “our”) is a leading manufacturer of heavy machinery used in the production of highway construction materials, synthetic fuels, and environmental control equipment. The Company’s products are manufactured in two facilities in the United States. The Company’s products are sold through a combination of Company sales representatives and independent dealers and agents located throughout the world.

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

Because the Company’s products are sold primarily to the highway construction industry, the business is seasonal in nature. Traditionally, the Company’s customers do not purchase new equipment for shipment during the summer and fall months to avoid disrupting their peak season for highway construction and repair work. The majority of orders for the Company’s products are typically received between October and February, with a significant volume of shipments occurring prior to June. The principal factors driving demand for the Company’s products are the level of government funding for domestic highway construction and repair, infrastructure development in emerging economies, the need for spare parts, and a trend towards larger plants resulting from industry consolidation.

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

The tax credit legislation expired at the end of calendar year 2007. Consequently, the four synthetic fuel plants were decommissioned. The plants were sold or transferred to site owners in exchange for a release of all contracted liabilities related to the removal of plants from the sites. Gencor no longer has any position in the Synfuelcos and to the best of our knowledge those entities have been dissolved.

Products

Asphalt Plants. The Company manufactures and produces hot-mix asphalt plants used in the production of asphalt paving materials. The Company also manufactures related asphalt plant equipment including hot mix storage silos, fabric filtration systems, cold feed bins and other plant components. The Company’s H&B (Hetherington and Berner) product line is the world’s oldest asphalt plant line, first manufactured in 1894. The Company’s subsidiary, Bituma Corporation, formerly known as Boeing Construction Company, developed the first continuous process for asphalt production. Gencor developed and patented the first counter flow drum mix technology, several adaptations of which have become the industry standard, which recaptures and burns emissions and vapors, resulting in a cleaner and more efficient process. The Company manufactures a very comprehensive range of fully mobile batch plants, as well as trommel screens.

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

Competition

The markets for the Company’s products are highly competitive. Within a given product line, the industry remains fairly concentrated, with typically a small number of companies competing for the majority of a product line’s industry sales. The principal competitive factors include technology and overall product design. The Company believes it manufactures the heaviest equipment in the industry. In addition, dependability and reliability of performance, brand recognition, pricing and after-the-sale customer support are significant factors. Management believes its ability to compete depends upon its continual efforts to maintain and improve product performance, availability and dependability, competitively price its products, and provide the best customer support and service in the industry.

Sales and Marketing

The Company’s products and services are marketed internationally through a combination of Company employed sales representatives and independent dealers and agents.

Sales Backlog

The Company’s manufacturing processes allow for a relatively short turnaround from the order date to shipment date of usually less than ninety days. Therefore, the size of the Company’s backlog should not be viewed as an indicator of the Company’s annualized revenues or future financial results. The Company’s backlog was approximately $7.8 million and $18.6 million as of December 1, 2012 and December 1, 2011, respectively.

Financial Information about Geographic Areas Reporting Segments

The Company sold its operations in the United Kingdom in June 2009. For a geographic breakdown of revenues and long-term assets see the table captioned Reporting Segments in Note 1 to the Consolidated Financial Statements.

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

Employees

As of September 30, 2012, the Company employed a total of 263 employees. The Company has a collective bargaining agreement covering production and maintenance employees at its Marquette, Iowa facility. The remaining employees are not represented by a labor union or collective bargaining agreement.

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

The business is affected by the level of government funding for highway construction in the United States and Canada.

Many contractors depend on funding by federal and state agencies for highway, transit and infrastructure programs. Future legislation may increase or decrease government spending, which if decreased, could have a negative affect on the Company’s financial condition or results of operations. Federal funding allocated to infrastructure may be decreased in the future.

In fiscal year 2012 the Company depended on one customer for a significant portion of its revenue. The loss of this relationship could have adverse consequences on the Company’s future business.

The percentage of the Company’s net revenue that was derived from sales to one customer was 26% in fiscal 2012 and 7% in fiscal 2011. Prior to fiscal 2010, no customer accounted for more than 10% of annual net revenue.

If the Company fails to comply with requirements relating to internal control over financial reporting under Section 404 of the Sarbanes-Oxley Act, the business could be harmed and its stock price could decline.

Rules adopted by the Securities and Exchange Commission pursuant to Section 404 of the Sarbanes-Oxley Act of 2002 require the Company to assess its internal control over financial reporting annually. The rules governing the standards that must be met for management to assess its internal control over financial reporting are complex. They require significant documentation, testing, and possible remediation of any significant deficiencies in and/or material weaknesses of internal controls in order to meet the detailed standards under these rules. The Company has evaluated its internal control over financial reporting as effective as of September 30, 2012. See Item 9A – Controls and Procedures – Management’s Annual Report on Internal Control over Financial Reporting. Although the Company has evaluated its internal control over financial reporting as effective as of September 30, 2012, in future fiscal years, the Company may encounter unanticipated delays or problems in assessing its internal control over financial reporting as effective or in completing its assessments by the required dates. In addition, the Company cannot assure you that its independent registered public accountants will attest that internal control over financial reporting are effective in future fiscal years. If the Company cannot assess its internal control over financial reporting as effective, investor confidence and share value may be negatively impacted.

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

The Company’s marketable securities are comprised of cash and cash equivalents, stocks and bonds invested through a professional investment management firm and are subject to various risks such as interest rates, markets, and credit.

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

The Company’s officers and directors beneficially own an aggregate of approximately 96.8% of the outstanding shares of the Company’s $.10 par value Class B stock. The Class B stock is entitled to elect 75% (calculated to the nearest whole number, rounding five-tenths to next highest whole number) of the members of its Board of Directors. Further, approval of a majority of the Class B stock is generally required to effect a sale of the Company and certain other corporate transactions. As a result, these stockholders can elect more than a majority of the Board of Directors and exercise significant influence over most matters requiring approval by the Company’s stockholders. This concentration of control may also have the effect of delaying or preventing a change in control.

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

The following table lists the operating properties owned by the Company as of September 30, 2012:

Location	Owned Acreage	Building Square Footage	Principal Function
Marquette, Iowa	72.0	137,000	Offices and manufacturing
Orlando, Florida	27.0	215,000	Corporate offices and manufacturing

ITEM 3.	LEGAL PROCEEDINGS

The Company has various litigation and claims, either as a plaintiff or defendant, pending as of the date of this Form 10-K which have occurred in the ordinary course of business, and which may be covered in whole or in part by insurance. Management has reviewed all litigation matters arising in the ordinary course of business and, upon advice of counsel, has made provisions, not deemed material, for any estimable losses and expenses of litigation.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters submitted during the fourth quarter of this fiscal year to a vote of security holders.

PART II

ITEM 5.	MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER’S PURCHASES OF EQUITY SECURITIES

The Company’s stock has been traded on the NASDAQ Global Market under the symbol “GENC” since December 20, 2007.

Following are the high and low closing prices for the Company’s common stock for the periods indicated:

2012	HIGH	LOW

First Quarter	$7.25	$6.75

Second Quarter	$7.45	$6.70

Third Quarter	$7.55	$6.76

Fourth Quarter	$7.94	$7.22

2011	HIGH	LOW

First Quarter	$7.62	$6.94

Second Quarter	$8.10	$7.17

Third Quarter	$8.03	$7.45

Fourth Quarter	$7.75	$7.11

As of September 30, 2012, there were 276 holders of common stock of record and 5 holders of Class B Stock of record. The Company has not paid any dividends during the last two fiscal years and there is no intention to pay cash dividends in the foreseeable future.

EQUITY COMPENSATION PLANS

The following table includes information about the Company’s common stock that may be issued upon exercise of options, warrants and rights under all of the existing equity compensation plans and arrangements previously approved by security holders as of September 30, 2012:

Plan	Number of Securities to be Issued upon Exercise of Outstanding Options, Warrants and Rights (a)	Weighted-average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance under Equity Compensation Plans (excluding securities reflected in column (a))

1997 Stock Option Plan	27,500	$9.320	—

2009 Incentive Compensation Plan	318,000	$7.655	642,000	(b)

(b)	Includes 160,000 of Class B securities

COMPARATIVE 5 YEAR CUMULATIVE RETURN GRAPH

The following graph sets forth the cumulative total stockholder return (assuming reinvestment of dividends) to the Company’s stockholders during the five-year period ended September 30, 2012, as well as the Wilshire Small Capitalization Index and the Dow Jones Heavy Construction Index. The stock performance assumes $100 was invested on October 1, 2007.

Comparison of Cumulative Total Return among Gencor Industries, Inc., the

Wilshire Small Capitalization Index and the Dow Jones Heavy Construction Index

With Base Year of 2007:	9/30/2007	9/30/2008	9/30/2009	9/30/2010	9/30/2011	9/30/2012

Gencor Industries, Inc.	100.00	81.62	86.87	72.12	73.23	74.75

DJ Heavy Construction Index	100.00	63.89	60.34	56.81	49.52	64.99

Wilshire Small Cap Index	100.00	79.37	76.32	83.76	85.44	111.77

On December 12, 2012, the Company’s stock was available for trading on the NASDAQ Global Market under the symbol “GENC”.

ITEM 6.	SELECTED FINANCIAL DATA

	Years Ended September 30
	2012	2011	2010	2009	2008
	(in thousands, except per share data)
Net Revenue	$63,182	$59,692	$55,587	$56,789	$88,343
Operating Income (Loss)	393	(1,743)	(3,049)	(4,769)	6,848
Net Income (Loss)	4,472	224	2,969	(2,551)	15,247
Per Share Data:
Basic – Net Income (Loss)	$0.47	$0.02	$0.31	$(0.27)	$1.59
Diluted – Net Income (Loss)	$0.47	$0.02	$0.31	$(0.27)	$1.59

Selected Balance Sheet Data:
	September 30
	2012	2011	2010	2009	2008
	(in thousands)
Current Assets	$102,090	$95,424	$99,096	$95,806	$105,216
Current Liabilities	5,878	5,576	6,174	5,707	12,807
Total Assets	110,312	104,375	107,227	104,457	114,217
Long Term Debt	—	—	—	—	—
Shareholders’ Equity	103,460	98,799	98,528	96,297	99,015

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Because the Company’s products are sold primarily to the highway construction industry, the business is seasonal in nature. Traditionally, the Company’s customers do not purchase new equipment for shipment during the summer and fall months to avoid disrupting their peak season for highway construction and repair work. The majority of orders for the Company’s products are thus received between October and February, with a significant volume of shipments occurring prior to June. The principal factors driving demand for the Company’s products are the overall economic conditions, the level of government funding for domestic highway construction and repair, infrastructure development in emerging economies, the need for spare parts, fluctuations in the price of crude oil (liquid asphalt as well as fuel costs), and a trend towards larger plants resulting from industry consolidation.

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

In addition, the Canadian government enacted major infrastructure stimulus programs which have benefitted the Company. In 2007, the Building Canada Plan provided $33 billion in infrastructure funding through 2014. As part of the Building Canada Plan, the Gas Tax Fund was approved in 2009, providing $2 billion in annual infrastructure spending. The Infrastructure Canada Plan provided $4 billion additional infrastructure funding from 2009 through 2011.

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

For the long term, the Company believes its strategy of continuing to invest in product engineering and development and its focus on delivering high-quality products and superior service will strengthen the Company’s market position when demand for its products rebound. In response to the short-term outlook, the Company has taken actions to conserve cash, right-size its operations and cost structure. These actions included adjustments to workforce, reduced purchases of raw materials and reductions in administrative expenses. The Company continues to review its internal processes to identify inefficiencies and cost reductions and will continue reviewing its relationships with suppliers to ensure the Company is achieving the highest quality products and services at the most competitive prices.

Results of Operations

Year ended September 30, 2012 compared with the year ended September 30, 2011

Net revenues for the year ended September 30, 2012 increased 5.8% or $3.5 million to $63.2 million from $59.7 million for the year ended September 30, 2011. The increase in net revenues was the result of the Company selling larger asphalt plants as well as continued strong sales in Canada.

Gross margins for fiscal 2012 were $12.0 million, or 19.0% of net revenues, versus $9.4 million in 2011, or 15.8% of net revenues. Gross margin increased in 2012 due to the higher revenues and improved manufacturing efficiencies.

Product engineering and development expenses increased $128,000 to $2,339,000 in 2012 consistent with the increased revenues. Selling, general and administrative expenses increased $352,000 to $9,298,000 in 2012 compared to 2011 primarily due to higher legal expenses.

Fiscal 2012 had operating income of $393,000 versus an operating loss of $(1,743,000) in 2011. The improved results in 2012 were due to increased revenues and margins.

As of September 30, 2012 and 2011, the cost basis of the investment portfolio was $80.6 million and $76.3 million, respectively. $2.5 million of cash from operations was transferred into the investment portfolio during fiscal 2012. In each of years ended September 30, 2012 and September 30, 2011, net investment interest and dividend income (“Investment Income”) was $2.3 million. The net realized and unrealized gains on marketable securities were $4.1 million in 2012 versus net realized and unrealized losses of $(3.1) million in 2011. Total cash and investment balance at September 30, 2012 was $84.7 million compared to the September 30, 2011 cash and investment balance of $74.2 million.

The effective income tax rate for 2012 was 34.7% whereas the effective income tax rate was a benefit of 108.8% for 2011. The tax benefit in fiscal 2011 was primarily due to a decrease of $1,724,000 in unrecognized tax benefits following the conclusion of examinations by a state taxing authority during the second fiscal quarter of 2011. The change in the effective tax rate between years is also due to operating income incurred during 2012 versus losses in 2011, and the effect of tax exempt interest income in the respective years (see Note 6 to Consolidated Financial Statements).

Net income for the year ended September 30, 2012 was $4,472,000 or $.47 per share versus $224,000 or $.02 per share for the year ended September 30, 2011.

Liquidity and Capital Resources

The Company generates capital resources through operations and returns on its investments.

The Company had no long term debt outstanding at September 30, 2012 or 2011. The Company does not currently require a credit facility but continues to review and evaluate its needs and options for such a facility. As of September 30, 2012, the Company has funded $402,000 in cash deposits at insurance companies to cover related collateral needs.

As of September 30, 2012, the Company had $3.4 million in cash and cash equivalents, and $81.4 million in marketable securities. The marketable securities are invested through a professional investment management firm. The securities may be liquidated at any time into cash and cash equivalents.

The Company’s backlog was $3.4 million at September 30, 2012 versus $6.5 million at September 30, 2011. The Company’s working capital (defined as current assets less current liabilities) was $96.2 million at September 30, 2012 versus $89.8 million at September 30, 2011. Deferred taxes went from a net deferred tax asset of $1,187,000 as of September 30, 2011 to a net deferred tax liability of $974,000 as of September 30, 2012. The primary reason for the change was related to unrealized returns on marketable equity securities which went from net unrealized losses of $3,789,000 (a deferred tax asset of $1,413,000) at September 30, 2011 to net unrealized gains of $807,000 (a deferred tax liability of $310,000) at September 30, 2012 (refer to Note 6 to consolidated Financial Statements). Costs and estimated earnings in excess of billings decreased $1.0 million primarily due to the reduced level of activity on percentage of completion jobs at the end of fiscal 2012 as compared to fiscal 2011. Inventories were reduced $960,000 as the Company continued its effort to drive down its investment in inventory to match the lower level of operations and produce cash. Prepaid expenses decreased $850,000 primarily from the return of cash deposits used as collateral at insurance companies that were no longer required.

Cash provided by operations during the year ended September 30, 2012 was $2,517,000. The cash used for investing activities during the year ended September 30, 2012 of $871,000 was related to capital expenditures, primarily manufacturing equipment.

There were no cash disbursements or receipts during the years ended September 30, 2012 or 2011 related to financing activities.

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

Revenues & Expenses

Revenues from contracts for the design, manufacture and sale of asphalt plants are recognized under the percentage-of-completion method. The percentage-of-completion method of accounting for these contracts recognizes revenue, net of any promotional discounts, and costs in proportion to actual labor costs incurred as compared with total estimated labor costs expected to be incurred during the entire contract. Pre-contract costs are expensed as incurred. Changes to total estimated contract costs or losses, if any, are recognized in the period in which they are determined. Revenue recognized in excess of amounts billed is classified as current assets under “costs and estimated earnings in excess of billings.” The Company anticipates that all incurred costs associated with these contracts at September 30, 2012, will be billed and collected within one year.

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

Returns and allowances, which reduce product revenue, are estimated using historical experience. Provisions for estimated returns and allowances and other adjustments are provided for in the same period the related sales are recorded.

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

Investments

Marketable debt and equity securities are categorized as trading securities and are thus marked to market and stated at fair value. Fair value is determined using the quoted closing or latest bid prices for Level 1 investments and market standard valuation methodologies for Level 2 investments. Realized gains and losses on investment transactions are determined by specific identification and are recognized as incurred in the consolidated statements of operations. Net unrealized gains and losses are reported in the consolidated statements of operations in the current period and represent the change in the fair value of investment holdings during the period.

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

Contractual Obligations

The following table summarizes the outstanding borrowings and long-term contractual obligations at September 30, 2012:

	Total	Less than 1 Year	1 – 3 Years
Operating leases	$60,000	$28,000	$32,000

The Company had no long-term or short-term debt as of September 30, 2012. There was no long-term debt facility in place and there were no outstanding letters of credit at September 30, 2012.

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

At September 30, 2012 and 2011 the Company had no debt outstanding. At September 30, 2012 there was no credit facility in place. The Company does not currently require a credit facility but continues to review and evaluate its needs and options for such a facility.

The Company’s marketable securities are invested in stocks and corporate and municipal bonds through a professional investment advisor. Investment securities are exposed to various risks, such as interest rate, market and credit risks. Due to the level of risk associated with certain investment securities and the level of uncertainty related to changes in the value of securities, it is possible that changes in these risk factors could have an adverse material impact on the Company’s results of operations or equity.

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

In order to ensure that the Company’s internal control over financial reporting is effective, management regularly assesses such controls and did so most recently as of September 30, 2012. This assessment was based on criteria for effective internal control over financial reporting described in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management believes the Company maintained effective internal control over financial reporting as of September 30, 2012.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of Gencor Industries, Inc.:

We have audited the accompanying consolidated balance sheets of Gencor Industries, Inc. as of September 30, 2012 and 2011, and the related consolidated statements of operations, shareholders’ equity and cash flows for each of the years in the two-year period ended September 30, 2012. Gencor’s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Gencor Industries, Inc. as of September 30, 2012 and 2011, and the consolidated results of its operations, changes in shareholders’ equity and its cash flows for each of the years in the two-year period ended September 30, 2012 in conformity with accounting principles generally accepted in the United States of America.

/s/ MOORE STEPHENS LOVELACE, P.A.

MOORE STEPHENS LOVELACE, P.A.

Certified Public Accountants

Orlando, Florida

December 14, 2012

Part I. Financial Information

GENCOR INDUSTRIES, INC.

Consolidated Balance Sheets

As of September 30, 2012 and 2011

	2012	2011
ASSETS
Current assets:
Cash and cash equivalents	$3,361,000	$1,715,000
Marketable securities at fair value (Cost of $80,568,000 at September 30, 2012 and $76,275,000 at September 30, 2011)	81,375,000	72,486,000
Account receivable, less allowance for doubtful accounts of $368,000 at September 30, 2012 and $582,000 at September 30, 2011	1,206,000	1,573,000
Costs and estimated earnings in excess of billings	3,448,000	4,450,000
Inventories, net	11,918,000	12,878,000
Deferred income taxes	—	690,000
Prepaid expenses	782,000	1,632,000

Total current assets	102,090,000	95,424,000

Property and equipment, net	8,127,000	8,349,000
Other assets	95,000	602,000

Total Assets	$110,312,000	$104,375,000

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Account payable	$1,881,000	$1,978,000
Customer deposits	480,000	756,000
Accrued expenses	3,517,000	2,842,000

Total current liabilities	5,878,000	5,576,000

Deferred and other income taxes	974,000	—

Total liabilities	6,852,000	5,576,000

Commitments and contingencies
Shareholders’ equity:
Preferred stock, par value $.10 per share; 300,000 shares authorized; none issued	—	—
Common stock, par value $.10 per share; 15,000,000 shares authorized;
8,008,632 shares issued and outstanding at September 30, 2012 and 2011	801,000	801,000
Class B Stock, par value $.10 per share; 6,000,000 shares authorized;
1,509,238 shares issued and outstanding at September 30, 2012 and 2011	151,000	151,000
Capital in excess of par value	10,049,000	9,860,000
Retained earnings	92,459,000	87,987,000

Total shareholders’ equity	103,460,000	98,799,000

Total Liabilities and Shareholders’ Equity	$110,312,000	$104,375,000

See accompanying Notes to Consolidated Financial Statements

GENCOR INDUSTRIES, INC.

Consolidated Statements of Operations

For the Years Ended September 30, 2012 and 2011

	2012	2011
Net revenue	$63,182,000	$59,692,000

Costs and expenses:
Production costs	51,152,000	50,278,000
Product engineering and development	2,339,000	2,211,000
Selling, general and administrative	9,298,000	8,946,000

	62,789,000	61,435,000

Operating income (loss)	393,000	(1,743,000)

Other income (expenses):
Interest and dividend income, net of fees	2,269,000	2,256,000
Realized and unrealized gains (losses) on marketable securities	4,120,000	(3,113,000)
Other	70,000	66,000

	6,459,000	(791,000)

Income (loss) before income taxes	6,852,000	(2,534,000)
Income tax expense (benefit)	2,380,000	(2,758,000)

Net income	$4,472,000	$224,000

Basic earnings per common share:
Net income	$0.47	$0.02

Diluted earnings per common share:
Net income	$0.47	$0.02

See accompanying Notes to Consolidated Financial Statements

GENCOR INDUSTRIES, INC.

Consolidated Statements of Shareholders’ Equity

For the Years Ended September 30, 2012 and 2011

(in thousands)

	Common Stock		Common Stock Held in Treasury		Class B Stock		Capital in Excess of Par Value	Retained Earnings	Total Shareholders’ Equity
	Shares	Amount	Shares	Amount	Shares	Amount
September 30, 2010	8,104	$810	(95)	$(738)	1,509	$151	$10,542	$87,763	$98,528
Net income	—	—	—	—	—	—	—	224	224
Treasury shares retired	(95)	(9)	95	738	—	—	(729)	—	—
Stock-based compensation	—	—	—	—	—	—	47	—	47

September 30, 2011	8,009	801	—	—	1,509	151	9,860	87,987	98,799
Net income	—	—	—	—	—	—	—	4,472	4,472
Stock-based compensation	—	—	—	—	—	—	189	—	189

September 30, 2012	8,009	$801	—	$—	1,509	$151	$10,049	$92,459	$103,460

See accompanying Notes to Consolidated Financial Statements

GENCOR INDUSTRIES, INC.

Consolidated Statements of Cash Flows

For the Years Ended September 30, 2012 and 2011

	2012	2011
Cash flows from operations:
Net income	$4,472,000	$224,000
Adjustments to reconcile net income to cash provided by operations:
Purchase of marketable securities	(67,123,000)	(89,242,000)
Proceeds from sale and maturity of marketable securities	62,363,000	87,531,000
Change in value of marketable securities	(4,129,000)	2,553,000
Deferred income taxes	2,161,000	(3,052,000)
Depreciation and amortization	1,075,000	890,000
Provision for doubtful accounts	366,000	190,000
Loss on disposal of assets	28,000	—
Stock-based compensation	189,000	47,000
Change in assets and liabilities:
Accounts receivable	1,000	468,000
Costs and estimated earnings in excess of billings	1,002,000	(3,870,000)
Inventories	960,000	4,463,000
Prepaid expenses	850,000	573,000
Account payable	(97,000)	605,000
Customer deposits	(276,000)	(722,000)
Accrued expenses and other	675,000	(481,000)

Total adjustments	(1,955,000)	(47,000)

Cash flows provided by operations	2,517,000	177,000

Cash flows from investing activities:
Capital expenditures, net of disposals	(871,000)	(1,466,000)

Cash flows used by investing activities	(871,000)	(1,466,000)

Net increase (decrease) in cash	1,646,000	(1,289,000)
Cash and cash equivalents at:
Beginning of period	1,715,000	3,004,000

End of period	$3,361,000	$1,715,000

See accompanying Notes to Consolidated Financial Statements

GENCOR INDUSTRIES, INC.

Notes to Consolidated Financial Statements

For the Years Ended September 30, 2012 and 2011

NOTE 1 – NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Gencor Industries, Inc. and its subsidiaries (collectively, the “Company”) is a diversified, heavy machinery manufacturer for the production of highway construction materials, synthetic fuels and environmental control machinery and equipment.

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

Earnings per Share (“EPS”)

The consolidated financial statements include basic and diluted earnings per share information. Basic earnings per share are based on the weighted average number of shares outstanding. Diluted earnings per share are based on the sum of the weighted average number of shares outstanding plus common stock equivalents. As of September 30, 2012 and 2011, there were no common stock equivalents included in the diluted earnings per share calculations, as to do so would have been anti-dilutive.

The following presents the calculation of the basic and diluted income per share for the years ended September 30, 2012 and 2011 (in thousands, except per share data):

	2012			2011
	Net Income	Shares	EPS	Net Income	Shares	EPS
Basic EPS	$4,472	9,518	$0.47	$224	9,518	$0.02
Diluted EPS	$4,472	9,518	$0.47	$224	9,518	$0.02

Cash Equivalents

Cash equivalents consist of short-term certificates of deposit and deposits in money market accounts with original maturities of three months or less.

Marketable Securities

Marketable debt and equity securities are categorized as trading securities and are thus marked to market and stated at fair value. Fair value is determined using the quoted closing or latest bid prices for Level 1 investments and market standard valuation methodologies for Level 2 investments. Realized gains and losses on investment transactions are determined by specific identification and are recognized as incurred in the consolidated statements of operations. Net unrealized gains and losses are reported in the consolidated statements of operations in the current period and represent the change in the fair value of investment holdings during the period.

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

The fair value of marketable equity securities and mutual funds are substantially based on quoted market prices (Level 1). Corporate and municipal bonds are valued using market standard valuation methodologies, including: discounted cash flow methodologies, and matrix pricing or other similar techniques. The inputs to these market standard valuation methodologies include, but are not limited to: interest rates, credit standing of the issuer or counterparty, industry sector of the issuer, coupon rate, call provisions, maturity, estimated duration and assumptions regarding liquidity and estimated future cash flows. In addition to bond characteristics, the valuation methodologies incorporate market data, such as actual trades completed, bids and actual dealer quotes, where such information is available. Accordingly, the estimated fair values are based on available market information and judgments about financial instruments (Level 2). Fair values of the Level 2 investments are provided by the Company’s professional investment management firm.

The following tables set forth by level, within the fair value hierarchy, the Company’s assets measured at fair value as of September 30, 2012:

	Fair Value Measurements
	Level 1	Level 2	Level 3	Total
Equities	$13,912,000	$—	$—	$13,912,000
Mutual Funds	18,588,000	—	—	18,588,000
Corporate Bonds	—	14,178,000	—	14,178,000
Municipal Bonds	—	28,513,000	—	28,513,000
Government Securities	6,000,000	—	—	6,000,000
Cash and Money Funds	184,000	—	—	184,000

Total	$38,684,000	$42,691,000	$—	$81,375,000

Net unrealized gains as of September 30, 2012, were $807,000. Estimated interest accrued on the corporate and municipal bond portfolio was $545,000 at September 30, 2012. There were no transfers of investments between Level 1 and Level 2 during the year ended September 30, 2012.

The following tables set forth by level, within the fair value hierarchy, the Company’s assets measured at fair value as of September 30, 2011:

	Fair Value Measurements
	Level 1	Level 2	Level 3	Total
Equities	$24,213,000	$—	$—	$24,213,000
Mutual Funds	2,566,000	—	—	2,566,000
Corporate Bonds	—	7,845,000	—	7,845,000
Municipal Bonds	—	35,844,000	—	35,844,000
Cash and Money Funds	2,018,000	—	—	2,018,000

Total	$28,797,000	$43,689,000	$—	$72,486,000

Net unrealized losses as of September 30, 2011, were $3,789,000. Estimated interest accrued on the corporate and municipal bond portfolio was $568,000 at September 30, 2011.

The carrying amounts of cash and cash equivalents, accounts receivable and accounts payable approximate fair value because of the short-term nature of these items.

Foreign Currency Transactions

Gains and losses resulting from foreign currency transactions are included in income.

Risk Management

Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash and cash equivalents, marketable securities, and accounts receivable. The Company maintains its cash accounts in various domestic financial institutions. Operating cash is retained overnight in non-interest bearing accounts which allow for offsets to treasury service charges. The marketable securities are invested in money funds, stocks and corporate and municipal bonds through a professional investment advisor. Investment securities are exposed to various risks, such as interest rate, market and credit risks. The Company’s customers are not concentrated in any specific geographic region, but are concentrated in the road and highway construction industry. The Company extends limited credit to its customers based upon their creditworthiness and generally requires a significant up-front deposit before beginning construction and full payment subject to hold-back provisions prior to shipment on complete asphalt plant and component orders. The Company establishes an allowance for doubtful accounts based upon the credit risk of specific customers, historical trends and other pertinent information.

Inventories

Inventories are valued at the lower of cost or market, with cost being determined principally by using the last-in, first-out (“LIFO”) method and market defined as replacement cost for raw materials and net realizable value for work in process and finished goods (see Note 2). Appropriate consideration is given to obsolescence, excessive levels, deterioration, possible alternative uses and other factors in determining net realizable value. The cost of work in process and finished goods includes materials, direct labor, variable costs and overhead. The Company evaluates the need to record inventory adjustments on all inventories, including raw material, work in process, finished goods, spare parts and used equipment. Used equipment acquired by the Company on trade-in from customers is carried at estimated net realizable value. Unless specific circumstances warrant different treatment regarding inventory obsolescence, the cost basis of inventories three to four years old are reduced by 50%, while the cost basis of inventories four to five years old are reduced by 75%, and the cost basis of inventories greater than five years old are reduced to zero. Inventory is typically reviewed for obsolescence on an annual basis computed as of September 30th, the Company’s fiscal year end. If significant known changes in trends, technology or other specific circumstances that warrant consideration occur during the year, then the impact on obsolescence is considered at that time.

Property and Equipment

Property and equipment are stated at cost (see Note 4). Depreciation of property and equipment is computed using straight-line and accelerated methods over the estimated useful lives of the related assets, as follows:

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

Revenues and Expenses

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

The allowance for doubtful accounts is determined by performing a specific review of all account balances greater than 90 days past due and other higher risk amounts to determine collectability and also adjusting for any known customer payment issues with account balances in the less-than-90-day past due aging category. Account balances are charged off against the allowance for doubtful accounts when they are determined to be uncollectable. Any recoveries of account balances previously considered in the allowance for doubtful accounts reduce future additions to the allowance for doubtful accounts.

Shipping and Handling Costs

Shipping and handling costs are included in production costs in the consolidated statements of operations.

Income Taxes

Income taxes are provided for the tax effects of transactions reported in the consolidated financial statements and consist primarily of taxes currently due, plus deferred taxes (see Note 6).

The Company recognizes deferred tax liabilities and assets for the expected future tax consequences of events that have been included in the consolidated financial statements or tax returns using current tax rates. The Company and its domestic subsidiaries file a consolidated federal income tax return. Undistributed earnings of the Company’s foreign subsidiaries were intended to be indefinitely reinvested. No deferred taxes were provided on these earnings.

Deferred tax assets and liabilities are measured using the rates expected to apply to taxable income in the years in which the temporary differences are expected to reverse and the credits are expected to be used. The effect on deferred tax assets and liabilities of the change in tax rates is recognized in income in the period that includes the enactment date. All available evidence, both positive and negative, is considered to determine whether, based on the weight of that evidence, a valuation allowance is needed for some portion or all of a deferred tax asset. No such valuation allowances were recorded as of September 30, 2012 and 2011.

Comprehensive Income

For the years ended September 30, 2012 and 2011, other comprehensive income is equal to net income.

Reporting Segments

Information concerning principal geographic areas is as follows:

	2012		2011
	Revenues	Long-Term Assets	Revenues	Long-Term Assets
United States	$63,182,000	$7,978,000	$59,692,000	$8,703,000
United Kingdom	—	244,000	—	248,000

Total	$63,182,000	$8,222,000	$59,692,000	$8,951,000

Revenues are attributed to geographic areas based on the location of the assets producing the revenues.

Customers with 10% (or greater) of Net Revenues

As a result of timing and production schedules of a very large contract and resultant revenue recognition, approximately 21% of total net revenue in the quarter ended September 30, 2012 and 7% of total net revenue for the quarter ended September 30, 2011 was from one or more separate U.S. corporate entities ultimately affiliated with a foreign-based global company. For the years ended September 30, 2012 and 2011, this company represented 26% and 7% of total net revenue, respectively.

NOTE 2 – INVENTORIES, NET

Net inventories consist of the following:

	September 30,
	2012	2011
Raw materials	$7,375,000	$8,846,000
Work in process	1,201,000	2,017,000
Finished goods	3,202,000	1,726,000
Used equipment	140,000	289,000

	$11,918,000	$12,878,000

At September 30, 2012 and 2011, cost is determined by the last-in, first-out (“LIFO”) method for inventories. The estimated current cost of inventories exceeded their LIFO basis by approximately $4,992,000 and $4,435,000 at September 30, 2012 and 2011, respectively.

NOTE 3 – COSTS AND ESTIMATED EARNINGS IN EXCESS OF BILLINGS

Costs and estimated earnings in excess of billings on uncompleted contracts consist of the following:

	September 30,
	2012	2011
Costs incurred on uncompleted contracts	$4,986,000	$7,039,000
Estimated earnings	1,518,000	2,059,000

	6,504,000	9,098,000
Billings to date	3,056,000	4,648,000

Costs and estimated earnings in excess of billings	$3,448,000	$4,450,000

NOTE 4 – PROPERTY AND EQUIPMENT

Property and equipment consist of the following:

	September 30,
	2012	2011
Land and improvements	$3,540,000	$3,540,000
Buildings and improvements	13,229,000	13,128,000
Equipment	9,975,000	11,154,000

	26,744,000	27,822,000
Less: Accumulated depreciation and amortization	(18,617,000)	(19,473,000)

Property and equipment, net	$8,127,000	$8,349,000

Property and equipment includes approximately $8,899,000 and $10,304,000 of fully depreciated assets, which remained in service during fiscal 2012 and 2011, respectively.

NOTE 5 – ACCRUED EXPENSES

Accrued expenses consist of the following:

	September 30,
	2012	2011
Payroll and related accruals	$1,650,000	$1,509,000
Warranty and related accruals	524,000	727,000
Professional fees	286,000	181,000
Other	1,057,000	425,000

Accrued expenses	$3,517,000	$2,842,000

NOTE 6 - INCOME TAXES

The provision for income tax expense (benefit) consists of:

	Years Ended September 30,
	2012	2011
Current:
Federal	$51,000	$87,000
State	168,000	207,000

Total current	219,000	294,000

Deferred
Federal	2,161,000	(1,328,000)
State	—	(1,724,000)

Total deferred	2,161,000	(3,052,000)

Income tax expense (benefit)	$2,380,000	$(2,758,000)

A reconciliation of the federal statutory tax rate to the total tax provision is as follows:

	Years Ended September 30,
	2012	2011
Federal income taxes computed at the statutory rate	34.0%	34.0%
State income taxes, net of federal benefit	2.5%	(8.2%)
Tax-exempt interest income	(2.2%)	20.3%
Reversal of unrecognized tax benefits	—	68.0%
Other, net	0.4%	(5.3%)

	34.7%	108.8%

Deferred tax assets and liabilities consist of the following:

	Years Ended September 30,
	2012	2011
Deferred Tax Assets:
Accrued liabilities and reserves	$823,000	$636,000
Allowance for doubtful accounts	137,000	217,000
Inventory	162,000	496,000
Net operating loss carryforward	—	498,000
Unrealized loss on investments	—	1,413,000
Other	98,000	28,000

Gross Deferred Tax Assets	1,220,000	3,288,000

Deferred and Other Tax Liabilities:
Unrealized gain on investments	(310,000)	—
Percentage of completion	(566,000)	(768,000)
Property, plant and equipment	(1,006,000)	(1,021,000)
Unrecognized tax benefits	(300,000)	(300,000)
Other	(12,000)	(12,000)

Gross Deferred and Other Tax Liabilities	(2,194,000)	(2,101,000)

Net Deferred Income and Other Tax Assets (Liabilities)	$(974,000)	$1,187,000

Total income taxes paid in 2012 were $145,000. Total income taxes paid in 2011 were $226,000. As of September 30, 2011, the deferred tax asset of $498,000 associated with the net operating loss carryforward is included in other long-term assets on the consolidated balance sheet. The net operating loss carryforward was used in 2012.

Generally Accepted Accounting Principles (“GAAP”) prescribes a comprehensive model for the financial recognition, measurement, classification, and disclosure of uncertain tax positions. GAAP contains a two-step approach to recognizing and measuring uncertain tax positions. The first step is to evaluate the tax position for recognition by determining if the weight of available evidence indicates that it is more likely than not that the position will be sustained on audit, based on the technical merits of the position. The second step is to measure the tax benefit as the largest amount that is more than 50% likely of being realized upon settlement.

Significant judgment is required in evaluating the Company’s uncertain tax position and determining the Company’s provision for taxes. Although the Company believes the reserves of unrecognized tax benefits (“UTB’s”) are reasonable, no assurance can be given that the final outcome of these matters will not be different from that which is reflected in the Company’s historical income tax provision and accruals. The Company adjusts these reserves in light of changing facts and circumstances. During the second fiscal quarter of 2011, the Company reversed $1,724,000 in unrecognized tax benefits following the conclusion of examinations by a state taxing authority. As of September 30, 2012 and 2011, the Company had UTB’s of $300,000. There were no additional accruals of UTB’s during fiscal years ended September 30, 2012 and 2011.

The Company recognizes interest and penalties accrued related to UTB’s as a component of income tax expense. There were no additional accruals of interest expense nor penalties during fiscal years ended September 30, 2012 and 2011. It is reasonably possible that the amount of the UTB’s with respect to certain unrecognized tax positions will increase or decrease during the next 12 months. The Company does not expect the change to have a material effect on its results of operations or its financial position. The only expected potential reason for change would be the normal expiration of the statute of limitations or the ultimate results stemming from any examinations by taxing authorities. If recognized, the entire amount of UTB’s would have an impact on the Company’s effective tax rate.

The Company files U.S. federal income tax returns, as well as income tax returns in various states. The Company’s U.S. federal income tax returns and most state returns, filed for tax years prior to fiscal year ended September 30, 2009 are no longer subject to examination by taxing authorities due to the expiration of the statute of limitations. The statute of limitations for the Company’s U.S. federal income tax return for the fiscal year ended September 30, 2009 has been extended and will remain open to examination through June 30, 2014.

NOTE 7 – RETIREMENT BENEFITS

The Company has a voluntary 401(k) employee benefit plan, which covers all eligible, domestic employees. The Company makes discretionary matching contributions subject to a maximum level, in accordance with the terms of the plan. The Company charged approximately $131,000 and $130,000 to expense under the provisions of the plan during the fiscal years 2012 and 2011, respectively.

The Company has a collective bargaining agreement covering production and maintenance employees at its Marquette, Iowa facility. Under this agreement, the Company contributed approximately $90,000 in fiscal 2012 and $69,000 in fiscal 2011 to an employee pension fund. The amount contributed by the Company is based on an hourly rate per hours worked up to a maximum of 40 hours per week per employee. The Company has no other obligations with respect to this fund.

NOTE 8 – LONG-TERM DEBT

The Company had no long-term debt outstanding at September 30, 2012 or 2011. The Company does not currently require a credit facility, but continues to review and evaluate its needs and options for such a facility.

As of September 30, 2012, total cash deposits with insurance companies covering collateral needs were $402,000.

NOTE 9 – COMMITMENTS AND CONTINGENCIES

Leases

The Company leases certain equipment under non-cancelable operating leases. Future minimum rental commitments under these leases at September 30, 2012 totaled $60,000 and are due over the next three years.

Total rental expense for the fiscal years ended September 30, 2012 and 2011 was $318,000 and $302,000, respectively.

Litigation

The Company has various pending litigation and other claims. Those claims which are made in the ordinary course of business may be covered in whole or in part by insurance, and if found against the Company, management does not believe these matters will have a material effect on the Company’s financial position, results of operations or cash flows. Management has reviewed all litigation matters arising in the ordinary course of business and has made provisions, not deemed material, for any estimable losses and expenses of litigation.

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

During the first quarter of fiscal 2011, the Company retired 95,000 shares of its common stock held in treasury.

NOTE 11 – STOCK-BASED COMPENSATION

The Company maintains stock-based compensation plans, which provide for the issuance of Company stock to certain directors, officers, key employees and affiliates.

On March 17, 2009, the shareholders of the Company approved the 2009 Incentive Compensation Plan (the “2009 Plan”). The 2009 Plan provides that the total number of shares of Company stock that may be subject to the granting of awards under the 2009 Plan (“Awards”) at any time during the term of the 2009 Plan shall be equal to 800,000 shares of common stock and 160,000 shares of Class B stock. The foregoing limit shall be increased, as provided for in the 2009 Plan. Persons eligible to receive Awards under the 2009 Plan include employees, directors, consultants and other persons who provide services to the Company. The 2009 Plan imposes individual limitations on the amount of certain Awards, in part, to comply with IRS Code, Section 162(m). The Awards can be in the form of stock options, restricted and deferred stock, performance awards and other stock-based awards, as provided for in the 2009 Plan.

On July 1, 2011, 298,000 common stock options were issued to employees under the 2009 Plan. These options vest at 25% per year starting on October 1, 2012 and each year thereafter through October 1, 2015. As long as the employee remains employed by the Company, these options will be exercisable upon vesting and remain exercisable through October 1, 2021. The Company used the Black-Scholes pricing model to estimate the fair value of the options of $941,000 at time of grant. At September 30, 2012, $711,000 of compensation expense remained to be expensed over the next three years. The following assumptions were used to determine the fair value of the stock options at time of grant:

Risk-free interest rate	2.0%
Expected life of options	10.0 years
Dividend yield	0.0%
Volatility	34.2%

On May 28, 2012, 20,000 common stock options were issued to an employee under the 2009 Plan. These options vest at 25% per year starting on May 28, 2013 and each year thereafter through May 28, 2016. As long as the employee remains employed by the Company, these options will be exercisable upon vesting and remain exercisable through October 1, 2021. The Company used the Black-Scholes pricing model to estimate the fair value of the options of $63,000 at time of grant. At September 30, 2012, $58,000 of compensation expense remained to be expensed through May 28, 2016. The following assumptions were used to determine the fair value of the stock options at time of grant:

Risk-free interest rate	2.0%
Expected life of options	9.4 years
Dividend yield	0.0%
Volatility	32.7%

As of September 30, 2012, 482,000 shares of Company common stock and 160,000 shares of Class B stock are available for granting of awards under the 2009 Plan.

The following table summarizes option activity under the 2009 Plan:

	Number of Shares	Average Exercise Price Per Share
Options granted – July 1, 2011	298,000	$7.689

Options outstanding at September 30, 2011	298,000	$7.689
Options granted – May 28, 2012	20,000	$7.150

Options outstanding at September 30, 2012	318,000	$7.655

The weighted average remaining contractual life on the options outstanding as of September 30, 2012 is 9 years under the 2009 Plan.

The 1997 Stock Option Plan (the “1997 Plan”) provided for the issuance of incentive stock options and nonqualified stock options to purchase up to 1,200,000 shares of the Company’s common stock, 1,200,000 shares of the Company’s Class B stock and up to 15% of the authorized common stock of any subsidiary. Under the terms of the 1997 Plan, option holders may tender previously owned shares with a market value equal to the exercise price of the options at exercise date, subject to compensation committee approval. Additionally, option holders may, upon compensation committee approval, surrender shares of stock to satisfy federal withholding tax requirements. Options become exercisable in a manner and on such dates and times, as determined by a committee of the Board of Directors. Options expire not more than ten years from the date of grant. The option holders have no shareholder rights until the date of issuance of a stock certificate for such shares.

As of September 30, 2012, there were no options available for future grants under the 1997 Plan.

The following table summarizes option activity under the 1997 Plan:

	Number of Shares	Exercise Price Per Share
Outstanding at September 30, 2012 and 2011	27,500	$9.32

The weighted average remaining contractual life on the options outstanding as of September 30, 2012 is 4 years under the 1997 Plan.

NOTE 12 – RELATED PARTY TRANSACTIONS

Marcar Leasing Corporation (“Marcar”) is engaged in leasing machinery and vehicles to the public and the Company. Marcar is owned by family members of the Company’s chairman. The terms of the leases are established based on the rates charged by independent leasing organizations and are believed to be more favorable than those generally available from independent third parties. New leases between the Company and Marcar generally provide for equal monthly payments over 36 months or 48 months. During fiscal 2012 and 2011, the Company made lease payments to Marcar totaling $151,000 and $179,000, respectively.

Quarterly Financial Information (Unaudited)

	Quarter Ended (in thousands except per share data)
	December 31	March 31	June 30	September 30
2012
Net revenue	$6,864	$19,339	$22,986	$13,993
Production costs	6,141	15,273	17,237	12,501
Gross profit	723	4,066	5,749	1,492
Production engineering and development	539	556	670	575
Selling, general and administrative	1,797	2,523	2,678	2,299
Income (loss) from operations	(1,613)	987	2,401	(1,382)
Other income (expense)	2,813	3,184	(696)	1,158
Income (loss) before income tax expense	1,200	4,171	1,705	(224)
Income tax expense	325	1,405	513	137
Net income (loss)	$875	$2,766	$1,192	$(361)

Net income (loss) – basic earnings (loss) per share	$0.09	$0.29	$0.13	$(0.04)
Net income (loss) – diluted earnings (loss) per share	$0.09	$0.29	$0.13	$(0.04)

2011
Net revenue	$7,785	$16,727	$23,015	$12,165
Production costs	6,809	14,052	18,756	10,661
Gross profit	976	2,675	4,259	1,504
Production engineering and development	529	534	547	601
Selling, general and administrative	2,103	2,294	2,265	2,284
Income (loss) from operations	(1,656)	(153)	1,447	(1,381)
Other income (expense)	3,166	1,131	52	(5,140)
Income before income tax expense (benefit)	1,510	978	1,499	(6,521)
Income tax expense (benefit)	405	(1,472)	409	(2,100)
Net income (loss)	$1,105	$2,450	$1,090	$(4,421)

Net income (loss) – basic earnings (loss) per share	$0.12	$0.26	$0.11	$(0.46)
Net income (loss) – diluted earnings (loss) per share	$0.12	$0.26	$0.11	$(0.46)

The net income (loss) per share on a year-to-date calculation may not equal the total of the quarterly calculations due to rounding ..

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

ITEM 9A.	CONTROLS AND PROCEDURES

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

As of the end of the period covered by this Report the Company conducted an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s principal executive officer and principal financial officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Exchange Act Rules 13a-15(b). Based on this evaluation, the Company’s principal executive officer and principal financial officer concluded that the Company’s disclosure controls and procedures were effective as of September 30, 2012.

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

In order to ensure that the Company’s internal control over financial reporting is effective, management regularly assesses such controls and did so most recently as of September 30, 2012. This assessment was based on criteria for effective internal control over financial reporting described in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management believes the Company maintained effective internal control over financial reporting as of September 30, 2012.

Changes in Internal Control over Financial Reporting

The Company’s management, including the Chief Executive Officer and Chief Financial Officer, has reviewed the Company’s internal control over financial reporting. There were no changes in the Company’s internal control over financial reporting during the year ended September 30, 2012 that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

None

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this Item 10 is incorporated herein by reference to the Company’s Definitive 2013 Proxy Statement for the Annual Meeting of Stockholders.

ITEM 11.	EXECUTIVE COMPENSATION

The information required by this Item 11 is incorporated herein by reference to the Company’s Definitive 2013 Proxy Statement for the Annual Meeting of Stockholders.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this Item 12 is incorporated herein by reference to the Company’s Definitive 2013 Proxy Statement for the Annual Meeting of Stockholders.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this Item 13 is incorporated herein by reference to the Company’s Definitive 2013 Proxy Statement for the Annual Meeting of Stockholders.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this Item 14 is incorporated herein by reference to the Company’s Definitive 2013 Proxy Statement for the Annual Meeting of Stockholders.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	A listing of financial statements and financial statement schedules filed as part of this Report and which financial statements and schedules are incorporated into this report by reference, is set forth in the “Index to Financial Statements” in Item 8 hereof.

(b)	Exhibit Index

EXHIBIT NUMBER	DESCRIPTION	FILED HEREWITH

3.1	Restated Certificate of Incorporation of Company, incorporated by reference to Exhibit 3.1 to Registration No. 33-627.

3.2	Amended and Restated By-Laws of Gencor Industries, Inc., incorporated by reference Exhibit 3.2 to the Company’s Annual Report on Form 10-K for the year ended September 30, 2007.

3.3	Certificate of Amendment, changing name of Mechtron International Corporation to Gencor Industries, Inc. and adding a “twelfth” article regarding director liability limitation, incorporated by reference to the Company’s annual report on Form 10-K for the year ended December 31, 1987.

4.1	Form of Common Stock certificate, incorporated by reference to Exhibit 4.1 to Registration No. 33-627.

10.5	Form of Agreement for Nonqualified Stock Options granted in 1986, incorporated by reference to the Annual Report on Form 10-K for the year ended December 31, 1986.

10.11	1997 Stock Option Plan incorporated by reference to Exhibit A to the Company’s Proxy Statement on 14A, filed March 3, 1997.

10.12	First Amendment to the Stock Option Plan Agreement incorporated by reference to Exhibit 10.12 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2006.

10.1	The Company’s 2009 Incentive Compensation Plan, as incorporated by reference to the Company’s 2009 Proxy Statement filed with the Securities and Exchange Commission on Schedule 14A on January 28, 2009.

21.1	Subsidiaries of the Registrant	X

23.1	Consent of Independent Registered Public Accountants	X

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a – 14(a) of the Securities Exchange Act of 1934, as amended	X

31.2	Certification of Chief Financial Officer Pursuant to Rule 13a – 14(a) of the Securities Exchange Act of 1934, as amended	X

32.1	Certifications of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U. S. C. Section 1350.	X

EXHIBIT NUMBER	DESCRIPTION	FILED HEREWITH

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation Linkbase

101.DEF	XBRL Taxonomy Extension Definition Linkbase

101.LAB	XBRL Taxonomy Extension Label Linkbase

101.PRE	XBRL Taxonomy Extension Presentation Linkbase

SIGNATURES

Pursuant to the requirements of Sections 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: December 14, 2012	GENCOR INDUSTRIES, INC.
(Registrant)

/s/ E.J. Elliott
E.J. Elliott
Chairman and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated. The signatures of Directors constitute a majority of Directors.

/s/ E.J. Elliott		/s/ Marc G. Elliott
E.J. Elliott	December 14, 2012	Marc G. Elliott	December 14, 2012
Chairman and Chief Executive Officer		President
(Principal Executive Officer)

/s/ Eric E. Mellen
Eric E. Mellen	December 14, 2012
Chief Financial Officer
(Principal Financial and Accounting Officer)

/s/ James P. Sharp		/s/ Cort J. Dondero
James P. Sharp	December 14, 2012	Cort J. Dondero	December 14, 2012
Director		Director

/s/ Randolph H. Fields		/s/ David A. Air
Randolph H. Fields	December 14, 2012	David A. Air	December 14, 2012
Director		Director

EXHIBITS FILED HEREWITH

Exhibit No.	Description

21.1	Subsidiaries of the Registrant

23.1	Consent of Independent Registered Public Accountants

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a – 14(a) of the Securities Exchange Act of 1934, as amended

31.2	Certification of Chief Financial Officer Pursuant to Rule 13a – 14(a) of the Securities Exchange Act of 1934, as amended

32.1	Certifications of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U. S. C. Section 1350.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation Linkbase

101.DEF	XBRL Taxonomy Extension Definition Linkbase

101.LAB	XBRL Taxonomy Extension Label Linkbase

101.PRE	XBRL Taxonomy Extension Presentation Linkbase