Form 10-Q
period 2013-03-31
GENCOR INDUSTRIES INC
filed 2013-05-14
CIK 64472

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2013

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

Large accelerated filer	☐	Accelerated Filer	☐

Non-accelerated Filer	☐ (Do not check if a smaller reporting company)	Smaller Reporting Company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at May 10, 2013
Common stock, $.10 par value	8,008,632 shares
Class B stock, $.10 par value	1,509,238 shares

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

Part I. Financial Information

GENCOR INDUSTRIES, INC.

Condensed Consolidated Balance Sheets

	March 31, 2013 (Unaudited)	September 30, 2012
ASSETS
Current Assets:
Cash	$6,398,000	$3,361,000
Marketable securities at fair value (cost $79,247,000 at March 31, 2013 and $80,568,000 at September 30, 2012)	81,361,000	81,375,000
Accounts receivable, less allowance for doubtful accounts of $263,000 at March 31, 2013 and $368,000 at September 30, 2012	1,288,000	1,206,000
Costs and estimated earnings in excess of billings	3,569,000	3,448,000
Inventories, net	13,515,000	11,918,000
Prepaid expenses and other current assets	1,730,000	782,000

Total Current Assets	107,861,000	102,090,000

Property and equipment, net	8,191,000	8,127,000
Other assets	90,000	95,000

Total Assets	$116,142,000	$110,312,000

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$2,265,000	$1,881,000
Customer deposits	3,193,000	480,000
Accrued expenses	3,476,000	3,517,000

Total Current Liabilities	8,934,000	5,878,000

Deferred and other income taxes	1,622,000	974,000

Total Liabilities	10,556,000	6,852,000

Commitments and contingencies

Shareholders’ Equity:
Preferred stock, par value $.10 per share; authorized 300,000 shares; none issued	—	—
Common stock, par value $.10 per share; 15,000,000 shares authorized; 8,008,632 shares issued and outstanding	801,000	801,000
Class B Stock, par value $.10 per share; 6,000,000 shares authorized; 1,509,238 shares issued and outstanding	151,000	151,000
Capital in excess of par value	10,174,000	10,049,000
Retained earnings	94,460,000	92,459,000

Total Shareholders’ Equity	105,586,000	103,460,000

Total Liabilities and Shareholders’ Equity	$116,142,000	$110,312,000

See accompanying Notes to Condensed Consolidated Financial Statements

GENCOR INDUSTRIES, INC.

Condensed Consolidated Statements of Operations

(Unaudited)

	For the Quarters Ended March 31,		For the Six Months Ended March 31,
	2013	2012	2013	2012

Net revenue	$17,737,000	$19,339,000	$22,685,000	$26,203,000

Costs and expenses:
Production costs	13,411,000	15,273,000	17,942,000	21,414,000
Product engineering and development	454,000	556,000	902,000	1,095,000
Selling, general and administrative	1,984,000	2,523,000	3,943,000	4,320,000

	15,849,000	18,352,000	22,787,000	26,829,000

Operating income (loss)	1,888,000	987,000	(102,000)	(626,000)

Other income (expenses):
Interest and dividend income, net of fees	553,000	553,000	1,243,000	1,123,000
Net realized and unrealized gains on marketable securities	1,269,000	2,611,000	743,000	4,838,000
Other	—	20,000	15,000	36,000

	1,822,000	3,184,000	2,001,000	5,997,000

Income before income tax expense (benefit)	3,710,000	4,171,000	1,899,000	5,371,000
Income tax expense (benefit)	733,000	1,405,000	(102,000)	1,730,000

Net Income	$2,977,000	$2,766,000	$2,001,000	$3,641,000

Basic Income per Common Share:
Net income per share	$0.31	$0.29	$0.21	$0.38

Diluted Income per Common Share:
Net income per share	$0.31	$0.29	$0.21	$0.38

See accompanying Notes to Condensed Consolidated Financial Statements

GENCOR INDUSTRIES, INC.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	For the Six Months Ended March 31,
	2013	2012

Cash flows from operations:
Net income	$2,001,000	$3,641,000
Adjustments to reconcile net income to cash provided by operating activities:

Purchases of marketable securities	(27,606,000)	(22,965,000)
Proceeds from sale and maturity of marketable securities	28,264,000	23,339,000
Change in fair value of marketable securities	(644,000)	(4,835,000)
Deferred income taxes	648,000	1,699,000
Depreciation and amortization	578,000	514,000
Provision for doubtful accounts	40,000	240,000
Stock-based compensation	124,000	92,000
Change in assets and liabilities:
Accounts receivable	(122,000)	(202,000)
Costs and estimated earnings in excess of billings	(121,000)	4,071,000
Inventories	(1,597,000)	(1,779,000)
Prepaid expenses and other current assets	(948,000)	367,000
Accounts payable	384,000	791,000
Customer deposits	2,713,000	7,380,000
Accrued expenses and other	(40,000)	164,000

Total adjustments	1,673,000	8,876,000

Cash flows provided by operating activities	3,674,000	12,517,000

Cash flows used in investing activities:
Capital expenditures	(637,000)	(730,000)

Cash flows used in investing activities	(637,000)	(730,000)

Net increase in cash	3,037,000	11,787,000
Cash at:
Beginning of period	3,361,000	1,715,000

End of period	$6,398,000	$13,502,000

See accompanying Notes to Condensed Consolidated Financial Statements

GENCOR INDUSTRIES, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Note 1 – Basis of Presentation

The accompanying condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all material adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included in the interim financial information. Operating results for the quarter and six months ended March 31, 2013 are not necessarily indicative of the results that may be expected for the year ending September 30, 2013.

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

The fair value of marketable equity securities, exchange traded funds and mutual funds are substantially based on quoted market prices (Level 1). Corporate and municipal bonds are valued using market standard valuation methodologies including: discounted cash flow methodologies, matrix pricing or other similar techniques. The inputs to these market standard valuation methodologies include, but are not limited to: interest rates, credit standing of the issuer or counterparty, industry sector of the issuer, coupon rate, call provisions, maturity, estimated duration and assumptions regarding liquidity and estimated future cash flows. In addition to bond characteristics, the valuation methodologies incorporate market data, such as actual trades completed, bids and actual dealer quotes, where such information is available. Accordingly, the estimated fair values are based on available market information and judgments about financial instruments (Level 2). Fair values of the Level 2 investments are provided by the Company’s professional investment management firm.

The following table sets forth, by level, within the fair value hierarchy, the Company’s assets measured at fair value as of March 31, 2013:

	Fair Value Measurements
	Level 1	Level 2	Level 3	Total
Equities	$18,222,000	$—	$—	$18,222,000
Mutual Funds	20,520,000			20,520,000
Exchange Traded Funds	4,833,000			4,833,000
Corporate Bonds	—	11,802,000		11,802,000
Municipal Bonds	—	23,568,000		23,568,000
Cash and Money Funds	2,416,000			2,416,000

Total	$45,991,000	$35,370,000	$—	$81,361,000

Net unrealized gains as of March 31, 2013 were $2,114,000. Estimated interest accrued on the corporate and municipal bond portfolio was $454,000 at March 31, 2013. There were no transfers of investments between Level 1 and Level 2 during the quarter ended March 31, 2013.

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

Net inventories at March 31, 2013 and September 30, 2012 consist of the following:

	March 31, 2013	September 30, 2012
Raw materials	$7,625,000	$7,375,000
Work in process	1,168,000	1,201,000
Finished goods	4,588,000	3,202,000
Used equipment	134,000	140,000

	$13,515,000	$11,918,000

Note 4 – Costs and Estimated Earnings in Excess of Billings

Costs and estimated earnings in excess of billings on uncompleted contracts as of March 31, 2013 and September 30, 2012 consist of the following:

	March 31, 2013	September 30, 2012
Costs incurred on uncompleted contracts	$9,694,000	$4,986,000
Estimated earnings	3,639,000	1,518,000

	13,333,000	6,504,000
Billings to date	9,764,000	3,056,000

Costs and estimated earnings in excess of billings	$3,569,000	$3,448,000

Note 5 – Earnings per Share Data

The following table sets forth the computation of basic and diluted earnings per share for the quarters and six months ended March 31, 2013 and 2012:

	Quarter Ended March 31,		Six Months Ended March 31,
	2013	2012	2013	2012

Net Income	$2,977,000	$2,766,000	$2,001,000	$3,641,000

Common Shares:
Weighted average common shares outstanding	9,518,000	9,518,000	9,518,000	9,518,000
Effect of dilutive stock options	—	—	—	—

Diluted shares outstanding	9,518,000	9,518,000	9,518,000	9,518,000

Basic:
Net earnings per share	$0.31	$0.29	$0.21	$0.38

Diluted:
Net earnings per share	$0.31	$0.29	$0.21	$0.38

The number of potentially anti-dilutive common stock equivalents (stock options) excluded from the fully diluted calculation above was 325,500 for the three and six month periods ended March 31, 2013 and March 31, 2012.

Note 6 – Subsequent Event

In April 2013, the Company received a favorable IRS ruling on its research and development tax credits (“R&D Credits”) on amended returns filed for tax years 2006 through 2008. Although the final audit results are not complete, the Company has recorded a tax receivable in the amount of $750,000. The $750,000 is included in prepaid expenses and other current assets in the accompanying consolidated balance sheet as of March 31, 2013. The Company continues to pursue R&D Credits related to subsequent years. While the Company expects to receive additional R&D Credits, such amounts cannot yet be determined until the IRS completes their audits. Accordingly, no amounts have been recorded for these potential additional R&D Credits.

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

In August 2005, the federal government passed the Safe, Accountable, Flexible and Efficient Transportation Equity Act – A Legacy for Users (“SAFETEA-LU”). This bill appropriated a multi-year guaranteed funding of $286.5 billion for federal highway, transit and safety programs that expired on September 30, 2009. On February 17, 2009, President Obama signed into law the American Recovery and Reinvestment Act of 2009 (“ARRA”), which included approximately $27.5 billion for highway and bridge construction activities. The ARRA and any future legislation approved by Congress could reduce infrastructure funding levels. In addition, funding restrictions can be imposed on states that do not comply with certain federal policies. On March 18, 2010, President Obama signed into law the Hiring Incentives to Restore Employment (“HIRE”) Act. This law extended authorization of the surface transportation programs previously funded under SAFETEA-LU through December 31, 2010 at 2009 levels. In addition, the HIRE Act authorized a one-time transfer of $19.5 billion from the general fund to the Highway Trust Fund related to previously foregone interest payments. On December 22, 2010, President Obama signed into law the Continuing Appropriations and Surface Transportation Extensions Act, 2011 extending funding for federal surface transportation programs authorized under SAFETEA-LU through March 4, 2011. On March 4, 2011, President Obama signed into law the Surface Transportation Extension Act of 2011 providing an extension of Federal-aid highway, transit and other programs funded out of the Highway Trust Fund through September 30, 2011. On September 17, 2011, President Obama signed an eighth extension of SAFETEA-LU, authorizing funding at 2011 levels through March 31, 2012. On March 30, 2012, the President signed into law the Surface Transportation Extension Act of 2012, a 90-day extension of the existing federal transportation reauthorization. The bill contained no policy changes and extended current programs and funding levels through June 30, 2012, pending enactment of a multi-year law reauthorizing such programs.

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

The Canadian government enacted major infrastructure stimulus programs which benefitted the Company. In 2007, the Building Canada Plan provided $33 billion in infrastructure funding through 2014. As part of the Building Canada Plan, the Gas Tax Fund was approved in 2009, providing $2 billion in annual infrastructure spending. The Infrastructure Canada Plan provided $4 billion in additional infrastructure funding from 2009 through 2011.

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

Results of Operations

Quarter Ended March 31, 2013 versus March 31, 2012

Net revenues for the quarters ended March 31, 2013 and 2012 were $17,737,000 and $19,339,000, respectively, a decrease of $1,602,000 or 8.3%. Revenues in the quarter continued to be below prior-year levels, as the domestic roadbuilding industry languishes under current economic conditions and resulting shortfall in state tax revenues. The Company’s operations are concentrated in the asphalt-related business and are typically subject to a seasonal slow-down during the third and fourth quarters of the calendar year.

As a percent of sales, gross profit margins increased from 21.0% in the quarter ended March 31, 2012 to 24.4% in the quarter ended March 31, 2013. The gross margin increase was primarily due to reduced spending and improved manufacturing efficiencies.

Product engineering and development expenses decreased $102,000 to $454,000 in the quarter ended March 31, 2013, consistent with reduced sales. Selling, general and administrative expenses decreased $539,000 in the quarter ended March 31, 2013 as a result of reduced sales and lower legal expenses.

The Company had operating income of $1,888,000 for the quarter ended March 31, 2013 versus $987,000 for the quarter ended March 31, 2012. The improvement in operating income was due to improved gross margins and reduced selling, general and administrative expenses.

For the quarters ended March 31, 2013 and 2012, investment interest and dividend income, net of fees, from the investment portfolio was $553,000. The net realized and unrealized gains on marketable securities were $1,269,000 for the quarter ended March 31, 2013 versus net realized and unrealized gains of $2,611,000 for the quarter ended March 31, 2012.

In April 2013, the Company received a favorable IRS ruling on its research and development tax credits on amended returns filed for tax years 2006 through 2008. Although the final audit results are not complete, the Company has recorded a tax receivable, and reduced its tax provision for the quarter and six months ended March 31, 2013, in the amount of $750,000.

The effective income tax rate for the quarter ended March 31, 2013 was 20.0% versus 33.7% for the quarter ended March 31, 2012. In addition to the positive impact of the research and development tax credits on the fiscal 2013 tax expense, the effective income tax rates for both years were impacted by tax-exempt interest income and premium amortization on municipal bonds.

Six Months Ended March 31, 2013 versus March 31, 2012

Net sales for the six months ended March 31, 2013 and 2012 were $22,685,000 and $26,203,000, respectively, a decrease of 13.4%.

Gross profit margins increased to 20.9% in the six months ended March 31, 2013 from 18.3% in the six months ended March 31, 2012. The improved gross margins resulted from reduced spending and improved manufacturing efficiencies.

Product engineering and development expenses decreased $193,000 on reduced sales. Selling, general and administrative expenses decreased $377,000 in the six months ended March 31, 2013 compared to the six months ended March 31, 2012 on reduced sales and lower legal expenses.

The Company had an operating loss of $(102,000) for the six months ended March 31, 2013 versus an operating loss of $(626,000) for the six months ended March 31, 2012. The improved operating results were due to higher gross margins and reduced selling, general and administrative expenses.

For the six months ended March 31, 2013, investment interest and dividend income, net of fees, from the investment portfolio was $1,243,000 as compared to $1,123,000 in the 2012 comparable period. The net realized and unrealized gains on marketable securities were $743,000 for the six months ended March 31, 2013 versus net realized and unrealized gains of $4,838,000 for the six months ended March 31, 2012.

In April 2013, the Company received a favorable IRS ruling on its research and development tax credits on amended returns filed for tax years 2006 through 2008. Although the final audit results are not complete, the Company has recorded a tax receivable, and reduced its tax provision for the quarter and six months ended March 31, 2013, in the amount of $750,000.

The effective income tax rate for the six months ended March 31, 2013 was a benefit of 5.4% versus expense of 32.2% for the six months ended March 31, 2012. In addition to the positive impact of the research and development tax credits on the fiscal 2013 tax expense, the effective income tax rates in both years were impacted by tax-exempt interest income and premium amortization on municipal bonds.

Liquidity and Capital Resources

The Company does not currently require a credit facility but continues to review and evaluate its needs and options for such a facility.

The Company had no long-term or short-term debt outstanding at March 31, 2013 or September 30, 2012. The Company has funded $362,000 in cash deposits at insurance companies to cover related collateral needs.

As of March 31, 2013, the Company had $6,398,000 in operating cash, and $81,361,000 in its investment portfolio, including $18,222,000 in equities, $20,520,000 in mutual funds, $4,833,000 in exchange traded funds, $35,370,000 in fixed income investments and $2,416,000 in cash and money funds (see Note 2). These marketable securities are invested through a professional investment management firm. These securities may be liquidated at any time into cash and cash equivalents.

The Company’s working capital (defined as current assets less current liabilities) was equal to $98.9 million at March 31, 2013 and $96.2 million at September 30, 2012. For the six months ended March 31, 2013, customer deposits increased as down payments were made in the current quarter on several large jobs. Prepaid expenses and other current assets increased primarily from the $750,000 tax receivable related to research and development tax credits on amended returns filed for tax years 2006 through 2008 (see Note 6). Inventories and accounts payable increased with the increased production as compared to September 2012.

Cash provided by operations during the six months ended March 31, 2013 was $3,674,000 primarily from net income and customer deposits on new bookings. Cash flows used in investing activities for the six months ended March 31, 2013 of $637,000 were related to capital expenditures. There were no cash disbursements or receipts related to financing activities during the six months ended March 31, 2013.

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

Revenues & Expenses

Revenues from contracts for the design, manufacture and sale of asphalt plants are recognized under the percentage-of-completion method. The percentage-of-completion method of accounting for these contracts recognizes revenue, net of any promotional discounts, and costs in proportion to actual labor costs incurred as compared with total estimated labor costs expected to be incurred during the entire contract. Pre-contract costs are expensed as incurred. Changes to total estimated contract costs or losses, if any, are recognized in the period in which they are determined. Revenue recognized in excess of amounts billed is classified as current assets under “costs and estimated earnings in excess of billings.” The Company anticipates that all incurred costs associated with these contracts at March 31, 2013 will be billed and collected within one year.

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

Long-Lived Asset Impairment

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

Off-Balance Sheet Arrangements

None

Item 3. Quantitative and Qualitative Disclosures about Market Risk

The Company operates manufacturing facilities and sales offices principally located in the United States. The Company is subject to business risks inherent in non-U.S. activities, including political and economic uncertainty, import and export limitations, and market risk related to changes in interest rates and foreign currency exchange rates. The Company may use derivative financial instruments consisting primarily of interest rate hedge agreements to manage exposure to interest rate changes. The Company’s objective in managing its exposure to changes in interest rates on any future variable rate debt is to limit the impact on earnings and cash flow and reduce overall borrowing costs.

At March 31, 2013 and September 30, 2012 the Company had no debt outstanding. The Company’s marketable securities are invested primarily in stocks, mutual funds, exchange traded funds, and corporate and municipal bonds through a professional investment management firm. Investment securities are exposed to various risks such as interest rate, market and credit. Due to the level of risk associated with investment securities it is possible that changes in these risk factors could have an adverse material impact on the Company’s results of operations or equity.

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

Because of inherent limitations, the Company’s disclosure controls and procedures, no matter how well designed and operated, can provide only reasonable, and not absolute, assurance that the objectives of such disclosure controls and procedures are met and no evaluation can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected.

Changes in Internal Control over Financial Reporting

The Company’s management, including the Chief Executive Officer and Principal Financial and Accounting Officer, has reviewed the Company’s internal control over financial reporting. There were no changes in the Company’s internal control over financial reporting during the quarter and six months ended March 31, 2013 that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

May 14, 2013

/s/ Eric E. Mellen
Eric E. Mellen
Chief Financial Officer
(Principal Financial and Accounting Officer)

May 14, 2013