Form 10-Q
period 2013-06-30
GENCOR INDUSTRIES INC
filed 2013-08-13
CIK 64472

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2013

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

Large accelerated filer	☐	Accelerated Filer	☐

Non-accelerated Filer	☐ (Do not check if a smaller reporting company)	Smaller Reporting Company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at August 5, 2013
Common stock, $.10 par value	8,008,632 shares
Class B stock, $.10 par value	1,509,238 shares

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

Part I. Financial Information

GENCOR INDUSTRIES, INC.

Condensed Consolidated Balance Sheets

	June 30, 2013 (Unaudited)	September 30, 2012
ASSETS
Current Assets:
Cash	$8,491,000	$3,361,000
Marketable securities at fair value (cost $80,741,000 at June 30, 2013 and $80,568,000 at September 30, 2012)	82,023,000	81,375,000
Accounts receivable, less allowance for doubtful accounts of $234,000 at June 30, 2013 and $368,000 at September 30, 2012	1,142,000	1,206,000
Costs and estimated earnings in excess of billings	2,665,000	3,448,000
Inventories, net	11,894,000	11,918,000
Prepaid expenses and other current assets	2,257,000	782,000

Total Current Assets	108,472,000	102,090,000

Property and equipment, net	8,354,000	8,127,000
Other assets	87,000	95,000

Total Assets	$116,913,000	$110,312,000

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$1,695,000	$1,881,000
Customer deposits	1,569,000	480,000
Accrued expenses and other current liabilities	2,846,000	3,517,000

Total Current Liabilities	6,110,000	5,878,000

Deferred and other income taxes	2,668,000	974,000

Total Liabilities	8,778,000	6,852,000

Commitments and contingencies
Shareholders’ equity:
Preferred stock, par value $.10 per share; authorized 300,000 shares; none issued	—	—
Common stock, par value $.10 per share; 15,000,000 shares authorized; 8,008,632 shares issued and outstanding	801,000	801,000
Class B Stock, par value $.10 per share; 6,000,000 shares authorized; 1,509,238 shares issued and outstanding	151,000	151,000
Capital in excess of par value	10,233,000	10,049,000
Retained earnings	96,950,000	92,459,000

Total Shareholders’ Equity	108,135,000	103,460,000

Total Liabilities and Shareholders’ Equity	$116,913,000	$110,312,000

See accompanying Notes to Condensed Consolidated Financial Statements

GENCOR INDUSTRIES, INC.

Condensed Consolidated Statements of Operations

(Unaudited)

	For the Quarters Ended June 30,		For the Nine Months Ended June 30,
	2013	2012	2013	2012

Net revenue	$18,690,000	$22,986,000	$41,375,000	$49,189,000

Costs and expenses:
Production costs	13,720,000	17,237,000	31,662,000	38,651,000
Product engineering and development	420,000	670,000	1,322,000	1,764,000
Selling, general and administrative	1,867,000	2,678,000	5,810,000	6,999,000

	16,007,000	20,585,000	38,794,000	47,414,000

Operating income	2,683,000	2,401,000	2,581,000	1,775,000

Other income (expense):
Interest and dividend income, net of fees	516,000	581,000	1,759,000	1,704,000
Net realized and unrealized gain (loss) on marketable securities	145,000	(1,290,000)	888,000	3,548,000
Other	18,000	13,000	33,000	49,000

	679,000	(696,000)	2,680,000	5,301,000

Income before income tax expense	3,362,000	1,705,000	5,261,000	7,076,000
Income tax expense	873,000	513,000	771,000	2,243,000

Net Income	$2,489,000	$1,192,000	$4,490,000	$4,833,000

Basic Income per Common Share:
Net income per share	$0.26	$0.13	$0.47	$0.51

Diluted Income per Common Share:
Net income per share	$0.26	$0.13	$0.47	$0.51

See accompanying Notes to Condensed Consolidated Financial Statements

GENCOR INDUSTRIES, INC.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	For the Nine Months Ended June 30,
	2013	2012

Cash flows from operations:
Net income	$4,490,000	$4,833,000
Adjustments to reconcile net income to cash provided by operating activities:

Purchases of marketable securities	(52,657,000)	(41,816,000)
Proceeds from sale and maturity of marketable securities	52,762,000	41,519,000
Change in fair value of marketable securities	(753,000)	(3,455,000)
Deferred income taxes	1,694,000	1,365,000
Depreciation and amortization	881,000	798,000
Provision for doubtful accounts	40,000	366,000
Stock-based compensation	184,000	138,000
Change in assets and liabilities:
Accounts receivable	24,000	(190,000)
Costs and estimated earnings in excess of billings	783,000	234,000
Inventories	24,000	895,000
Prepaid expenses and other current assets	(1,475,000)	268,000
Accounts payable	(186,000)	1,393,000
Customer deposits	1,089,000	1,762,000
Accrued expenses and other	(663,000)	1,708,000

Total adjustments	1,747,000	4,985,000

Cash flows provided by operating activities	6,237,000	9,818,000

Cash flows used in investing activities:
Capital expenditures	(1,107,000)	(773,000)

Cash flows used in investing activities	(1,107,000)	(773,000)

Net increase in cash	5,130,000	9,045,000
Cash at:
Beginning of period	3,361,000	1,715,000

End of period	$8,491,000	$10,760,000

See accompanying Notes to Condensed Consolidated Financial Statements

GENCOR INDUSTRIES, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Note 1 – Basis of Presentation

The accompanying condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all material adjustments (consisting of normal, recurring adjustments) considered necessary for a fair presentation have been included in the interim financial information. Operating results for the quarter and nine months ended June 30, 2013 are not necessarily indicative of the results that may be expected for the year ending September 30, 2013.

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

The following table sets forth, by level, within the fair value hierarchy, the Company’s assets measured at fair value as of June 30, 2013:

	Fair Value Measurements
	Level 1	Level 2	Level 3	Total
Equities	$13,726,000	$—	$—	$13,726,000
Mutual Funds	26,384,000			26,384,000
Exchange Traded Funds	5,394,000			5,394,000
Corporate Bonds	—	15,821,000		15,821,000
Municipal Bonds	—	18,632,000		18,632,000
Cash and Money Funds	2,066,000			2,066,000

Total	$47,570,000	$34,453,000	$—	$82,023,000

Net unrealized gains as of June 30, 2013 were $1,282,000. Estimated interest accrued on the corporate and municipal bond portfolio was $421,000 at June 30, 2013. There were no transfers of investment classifications between Level 1 and Level 2 during the nine months ended June 30, 2013.

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

Net unrealized gains as of September 30, 2012 were $807,000. Estimated interest accrued on the corporate and municipal bond portfolio was $545,000 at September 30, 2012. There were no transfers of investment classifications between Level 1 and Level 2 during the year ended September 30, 2012.

The carrying amounts of cash and cash equivalents, accounts receivable and accounts payable approximate fair value because of the short-term nature of these items.

Note 3 – Inventories

Inventories are valued at the lower of cost or market, with cost being determined principally by using the last-in, first-out (“LIFO”) method and market defined as replacement cost for raw materials and net realizable value for work in process and finished goods. Appropriate consideration is given to obsolescence, excessive levels, deterioration, possible alternative uses and other factors in determining net realizable value. The cost of work in process and finished goods includes materials, direct labor, variable costs and overhead. The Company evaluates the need to record inventory allowances on all inventories, including raw material, work in process, finished goods, spare parts and used equipment. Used equipment acquired by the Company on trade-in from customers is carried at estimated net realizable value. Unless specific circumstances warrant different treatment regarding inventory obsolescence, the cost basis of inventories three to four years old is reduced by 50%, while the cost basis of inventories four to five years old is reduced by 75%, and the cost basis of inventories greater than five years old is reduced to zero. Inventory is typically reviewed for obsolescence on an annual basis computed as of September 30th, the Company’s fiscal year end. If significant known changes in trends, technology or other specific circumstances that warrant consideration occur during the year, then the impact on obsolescence is considered at that time.

Net inventories at June 30, 2013 and September 30, 2012 consist of the following:

	June 30, 2013	September 30, 2012
Raw materials	$6,573,000	$7,375,000
Work in process	1,081,000	1,201,000
Finished goods	3,935,000	3,202,000
Used equipment	305,000	140,000

	$11,894,000	$11,918,000

Note 4 – Costs and Estimated Earnings in Excess of Billings

Costs and estimated earnings in excess of billings on uncompleted contracts as of June 30, 2013 and September 30, 2012, consist of the following:

	June 30, 2013	September 30, 2012
Costs incurred on uncompleted contracts	$8,217,000	$4,986,000
Estimated earnings	3,041,000	1,518,000

	11,258,000	6,504,000
Billings to date	8,593,000	3,056,000

Costs and estimated earnings in excess of billings	$2,665,000	$3,448,000

Note 5 – Earnings per Share Data

The following table sets forth the computation of basic and diluted earnings per share for the quarters and nine months ended June 30, 2013 and 2012:

	Quarter Ended June 30,		Nine Months Ended June 30,
	2013	2012	2013	2012

Net Income	$2,489,000	$1,192,000	$4,490,000	$4,833,000

Common Shares:
Weighted average common shares outstanding	9,518,000	9,518,000	9,518,000	9,518,000
Effect of dilutive stock options	—	—	—	—

Diluted shares outstanding	9,518,000	9,518,000	9,518,000	9,518,000

Basic:
Net earnings per share	$0.26	$0.13	$0.47	$0.51

Diluted:
Net earnings per share	$0.26	$0.13	$0.47	$0.51

The number of potentially anti-dilutive common stock equivalents (stock options) excluded from the fully diluted calculation above was 345,500 for the quarters and nine months ended June 30, 2013 and June 30, 2012.

Note 6 – Other Matters

Income Taxes

The Company has received favorable IRS rulings on its research and development tax credits (“R&D Credits”) on amended returns filed for tax years 2006 through 2009. Although the final audit results are not complete, the Company has recorded a tax receivable in the amount of $1,100,000. The $1,100,000 is included in prepaid expenses and other current assets in the accompanying consolidated balance sheet as of June 30, 2013. The Company continues to pursue R&D Credits related to subsequent years. While the Company expects to receive additional R&D Credits, such amounts cannot yet be determined until the IRS completes their audits. Accordingly, no amounts have been recorded for these potential additional R&D Credits.

Customers with 10% (or greater) of Net Revenues

Approximately 2% of net revenues in the June 30, 2013 quarter and 44% of net revenues for the June 30, 2012 quarter were from multiple entities owned by a global company. For the nine months ended June 30, 2013 and June 30, 2012, this company represented 13% and 27% of net revenues, respectively. Prior to fiscal year 2012, this company accounted for less than 10% of annual net revenues.

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

Because the Company’s products are sold primarily to the highway construction industry, the business is seasonal in nature. Traditionally, the Company’s customers do not purchase new equipment for shipment during the summer and fall months to avoid disrupting their peak season for highway construction and repair work. The majority of orders for the Company’s products are thus received between October and February, with a significant volume of shipments occurring prior to May. The principal factors driving demand for the Company’s products are the overall economic conditions, the level of government funding for domestic highway construction and repair, infrastructure development in emerging economies, the need for spare parts, fluctuations in the price of crude oil (liquid asphalt, as well as fuel costs), and a trend towards larger plants resulting from industry consolidation.

In August 2005, the federal government passed the Safe, Accountable, Flexible and Efficient Transportation Equity Act - A Legacy for Users (“SAFETEA-LU”). This bill appropriated a multi-year, guaranteed funding of $286.5 billion for federal highway, transit and safety programs that expired on September 30, 2009. On February 17, 2009, President Obama signed into law the American Recovery and Reinvestment Act of 2009 (“ARRA”), which included approximately $27.5 billion for highway and bridge construction activities. The ARRA and any future legislation approved by Congress could reduce infrastructure funding levels. In addition, funding restrictions can be imposed on states that do not comply with certain federal policies. On March 18, 2010, President Obama signed into law the Hiring Incentives to Restore Employment (“HIRE”) Act. This law extended authorization of the surface transportation programs previously funded under SAFETEA-LU through December 31, 2010 at 2009 levels. In addition, the HIRE Act authorized a one-time transfer of $19.5 billion from the General Fund to the Highway Trust Fund related to previously foregone interest payments. On December 22, 2010, President Obama signed into law the Continuing Appropriations and Surface Transportation Extensions Act, 2011 extending funding for federal surface transportation programs authorized under SAFETEA-LU through March 4, 2011. On March 4, 2011, President Obama signed into law the Surface Transportation Extension Act of 2011, providing an extension of Federal-aid highway, transit and other programs funded out of the Highway Trust Fund through September 30, 2011. On September 17, 2011, President Obama signed an eighth extension of SAFETEA-LU, authorizing funding at 2011 levels through March 31, 2012, and on March 30, 2012, the President signed into law the Surface Transportation Extension Act of 2012, a 90-day extension of the existing federal transportation reauthorization. The bill contained no policy changes and extended current programs and funding levels through June 30, 2012, pending enactment of a multi-year law reauthorizing such programs.

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

The Canadian government enacted major infrastructure stimulus programs which benefitted the Company in prior years. In 2007, the Building Canada Plan provided $33 billion in infrastructure funding through 2014. As part of the Building Canada Plan, the Gas Tax Fund was approved in 2009, providing $2 billion in annual infrastructure spending. The Infrastructure Canada Plan provided $4 billion in additional infrastructure funding from 2009 through 2011.

In addition to government funding and the overall economic conditions, fluctuations in the price of oil, which is a significant cost of asphalt mix, may affect the Company’s financial performance. An increase in the price of oil increases the cost of liquid asphalt and could, therefore, decrease demand for asphalt and the Company’s products. Increases in oil prices also drive up the cost of gasoline, which results in increased freight costs. Where possible, the Company will pass higher freight costs to its customers. However, the Company may not be able to recapture all of the increased costs and thus could have a negative impact on the Company’s financial performance.

Steel is a major raw material used in manufacturing the Company’s equipment. Fluctuations in the price of steel can have a significant impact on the Company’s financial results. Where possible, the Company will pass on higher steel costs to its customers. However, the Company may not be able to recapture all of the higher steel costs and thus its financial results could be negatively affected.

For the long term, the Company believes the strategy of continuing to invest in product engineering and development and its focus on delivering a high-quality product and superior service will strengthen the Company’s market position when demand for its products rebound. In response to the short-term outlook, the Company has taken aggressive actions to conserve cash, right-size its operations and cost structure, and will continue to do so based on its forecast. These actions included adjustments to workforce, reduced purchases of raw materials and reductions in selling, general, and administrative expenses. The Company continues to review its internal processes to identify inefficiencies and cost reduction opportunities. It will continue to scrutinize its relationships with external suppliers to ensure the Company is achieving the highest quality materials and services at the most competitive cost.

Results of Operations

Quarter Ended June 30, 2013 versus June 30, 2012

Net revenue for the quarters ended June 30, 2013 were $18,690,000 as compared to $22,986,000 for the quarter ended June 30, 2012, a decrease of 18.7%. Revenues in the quarter were below prior-year levels, as the domestic road-building industry languishes from a reduction in federal and state highway projects. The Company’s operations are concentrated in the asphalt-related business and are typically subject to a seasonal slow-down during the third and fourth quarters of the calendar year.

As a percent of net revenue, gross profit margins increased from 25.0% in the quarter ended June 30, 2012 to 26.6% in the quarter ended June 30, 2013. Gross margins improved in 2013 primarily due to reduced material costs and improved manufacturing efficiencies.

Product engineering and development expenses decreased $250,000 to $420,000 in the quarter ended June 30, 2013, as compared to the quarter ended June 30, 2012, on cost containment initiatives. Selling, general and administrative expenses decreased $811,000 to $1,867,000 in the quarter ended June 30, 2013, compared to $2,678,000 in the quarter ended June 30, 2012, as a result of reduced sales, headcount reductions and lower legal expenses.

The Company had operating income of $2,683,000 for the quarter ended June 30, 2013 versus operating income of $2,401,000 for the quarter ended June 30, 2012. The improvement in operating income was due to improved gross margins and reduced product development, engineering and selling, general and administrative expenses.

For the quarter ended June 30, 2013, investment interest and dividend income, net of fees, from the investment portfolio was $516,000, as compared to $581,000 in the quarter ended June 30, 2012. The lower interest and dividend income was due to a reduction in municipal bond holdings. The net realized and unrealized gain on marketable securities was $145,000 for the quarter ended June 30, 2013 versus net realized and unrealized loss of $(1,290,000) for the quarter ended June 30, 2012.

In July 2013, the Company received a favorable IRS ruling on its research and development tax credits on its 2009 amended tax return. Although the final audit results are not complete, the Company has recorded a tax receivable, and reduced its tax provision for the quarter ended June 30, 2013, in the amount of $350,000.

The effective income tax rate for the quarter ended June 30, 2013 was 26.0% versus 30.1% for the quarter ended June 30, 2012. In addition to the positive impact of the research and development tax credits on the fiscal 2013 tax expense, the effective income tax rates for both years were impacted by tax-exempt interest income and premium amortization on municipal bonds.

Nine Months Ended June 30, 2013 versus June 30, 2012

Net revenue for the nine months ended June 30, 2013 and 2012 were $41,375,000 and $49,189,000, respectively, a decrease of 15.9%.

As a percent of net revenue, gross profit margins increased to 23.5% in the nine months ended June 30, 2013 from 21.4% in the nine months ended June 30, 2012. The higher gross margins resulted from reduced spending and improved manufacturing efficiencies.

Product engineering and development expenses decreased $442,000. Selling, general and administrative expenses decreased $1,189,000 in the nine months ended June 30, 2013, compared to the nine months ended June 30, 2012, on reduced sales, headcount reductions and lower legal expenses.

The Company had operating income of $2,581,000 for the nine months ended June 30, 2013 versus operating income of $1,775,000 for the nine months ended June 30, 2012. The improved operating results were due to higher gross margins and reduced product development, engineering and selling, general and administrative expenses.

For the nine months ended June 30, 2013, investment interest and dividend income, net of fees, from the investment portfolio was $1,759,000, as compared to $1,704,000 in the 2012 comparable period. The net realized and unrealized gains on marketable securities were $888,000 for the nine months ended June 30, 2013 versus net realized and unrealized gains of $3,548,000 for the nine months ended June 30, 2012.

The Company has received favorable IRS rulings on its research and development tax credits on amended returns filed for tax years 2006 through 2009. Although the final audit results are not complete, the Company has recorded a tax receivable, and reduced its tax provision for the nine months ended June 30, 2013, in the amount of $1,100,000.

The effective income tax rate for the nine months ended June 30, 2013 was 14.7% versus 31.7% for the nine months ended June 30, 2012. In addition to the positive impact of the research and development tax credits on the fiscal 2013 tax expense, the effective income tax rates for both years were impacted by tax-exempt interest income and premium amortization on municipal bonds.

Liquidity and Capital Resources

The Company does not currently require a credit facility but continues to review and evaluate its needs and options for such a facility.

The Company had no long-term or short-term interest bearing debt outstanding at June 30, 2013 or September 30, 2012. As of June 30, 2013, the Company has funded $362,000 in cash deposits at insurance companies to cover related collateral needs.

As of June 30, 2013, the Company had $8,491,000 in operating cash, and $82,023,000 in its investment portfolio, including $13,726,000 in equities, $26,384,000 in mutual funds, $18,632,000 in municipal bonds, $15,821,000 in corporate bonds, $5,394,000 in exchange traded funds and $2,066,000 in cash and money funds (see Note 2). The investment portfolio is managed by a global investment management firm. The securities in the portfolio may be liquidated into cash at any time.

The Company’s working capital (defined as current assets less current liabilities) was $102.4 million at June 30, 2013 and $96.2 million at September 30, 2012. For the nine months ended June 30, 2013, customer deposits increased as down payments were made in the current period on several projects. Prepaid expenses and other current assets increased primarily from the $1,100,000 tax receivable related to research and development tax credits on amended returns filed for tax years 2006 through 2009 (see Note 6).

Cash provided by operations during the nine months ended June 30, 2013 was $6,237,000 primarily from net income and customer deposits on new bookings. Cash flows used in investing activities for the nine months ended June 30, 2013 of $1,107,000 were related to capital expenditures on manufacturing equipment. There were no cash disbursements or receipts related to financing activities during the nine months ended June 30, 2013.

Seasonality

The Company’s operations are concentrated in the asphalt-related business and are typically subject to a seasonal slow-down during the third and fourth quarters of the calendar year. This slow-down often results in lower revenues, and earnings or losses during the first and fourth quarters of each fiscal year ended September 30.

Customers with 10% (or greater) of Net Revenues

Approximately 2% of net revenues in the June 30, 2013 quarter and 44% of net revenues for the June 30, 2012 quarter were from multiple entities owned by a global company. For the nine months ended June 30, 2013 and June 30, 2012, this company represented 13% and 27% of total net revenue, respectively. Prior to 2012, this company represented less than 10% of annual net revenues.

Forward-Looking Information

This Report on Form 10-Q contains certain “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), which represent the Company’s expectations and beliefs, including, but not limited to, statements concerning gross margins, sales of the Company’s products and future financing plans. These statements by their nature involve substantial risks and uncertainties, some of which are beyond the Company’s control. Actual results may differ materially depending on a variety of important factors, including the financial condition of the Company’s customers, changes in the economic and competitive environments and demand for the Company’s products.

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

Revenues & Expenses

Revenues from contracts for the design, manufacture and sale of asphalt plants are recognized under the percentage-of-completion method. The percentage-of-completion method of accounting for these contracts recognizes revenue, net of any promotional discounts, and costs in proportion to actual labor costs incurred, as compared with total estimated labor costs expected to be incurred during the entire contract. Pre-contract costs are expensed as incurred. Changes to total estimated contract costs or losses, if any, are recognized in the period in which they are determined. Revenue recognized in excess of amounts billed is classified as current assets under “costs and estimated earnings in excess of billings.” The Company anticipates that all incurred costs associated with these contracts at June 30, 2013 will be billed and collected within one year.

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

Investments

The Company marks to market all trading securities and records unrealized gains or losses as income or loss in the current period.

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

At June 30, 2013 and September 30, 2012, the Company had no interest bearing debt outstanding. The Company’s marketable securities are invested primarily in stocks, mutual funds, and corporate and municipal bonds through a professional investment management firm. Investment securities are exposed to various risks, such as interest rate, market, and credit risks. Due to the level of risk associated with investment securities, it is possible that changes in these risk factors could have an adverse, material impact on the Company’s results of operations or equity.

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

Because of inherent limitations, the Company’s disclosure controls and procedures, no matter how well designed and operated, can provide only reasonable, and not absolute, assurance that the objectives of such disclosure controls and procedures are met, and no evaluation can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected.

Changes in Internal Control over Financial Reporting

The Company’s management, including the Chief Executive Officer and Chief Financial Officer, has reviewed the Company’s internal control over financial reporting. There were no changes in the Company’s internal control over financial reporting during the quarter and nine months ended June 30, 2013 that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

August 13, 2013

/s/ Eric E. Mellen
Eric E. Mellen
Chief Financial Officer
(Principal Financial and Accounting Officer)

August 13, 2013