Form 10-K
period 2013-09-30
GENCOR INDUSTRIES INC
filed 2013-12-13
CIK 64472

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10 – K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended September 30, 2013

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act    ☐  Yes    ☒  No

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes    ☒  No

The aggregate market value of the common equity held by non-affiliates computed by reference to the price at which the common equity was last sold as of the last business day of the most recently completed second fiscal quarter was $48,016,400.

Indicate the number of shares outstanding of each of the Registrant’s classes of Common Stock, as of the latest practicable date: 8,008,632 shares of Common Stock ($.10 par value) and 1,509,238 shares of Class B Stock ($.10 par value) as of December 2, 2013.

DOCUMENTS INCORPORATED BY REFERENCE

Part III of this Form 10-K is incorporated by reference from the Registrant’s 2014 Proxy Statement for the Annual Meeting of the Stockholders.

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

In 1968, the Company was formed by the merger of Mechtron Corporation with General Combustion, Inc. and Genco Manufacturing, Inc. The new entity reincorporated in Delaware in 1969 and adopted the name Mechtron

International Corporation in 1970. In 1985, the Company began a series of acquisitions into related fields starting with the Beverley Group Ltd. in the United Kingdom (the “UK”). Hy-Way Heat Company, Inc. and the Bituma Group were acquired in 1986. In 1987, the Company changed its name to Gencor Industries, Inc. and acquired Davis Line Inc. and its subsidiaries in 1988.

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

Products

Asphalt Plants. The Company manufactures and produces hot-mix asphalt plants used in the production of asphalt paving materials. The Company also manufactures related asphalt plant equipment, including hot mix storage silos, fabric filtration systems, cold feed bins and other plant components. The Company’s H&B (Hetherington and Berner) product line is the world’s oldest asphalt plant line, first manufactured in 1894. The Company’s subsidiary, Bituma Corporation, formerly known as Boeing Construction Company, developed the first continuous process for asphalt production. Gencor developed and patented the first counter flow drum mix technology, several adaptations of which have become the industry standard, which recaptures and burns emissions and vapors, resulting in a cleaner and more efficient process. The Company also manufactures a very comprehensive range of fully mobile batch plants.

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

Product Engineering and Development

The Company is engaged in product engineering and development efforts to expand its product lines and to further develop more energy-efficient and environmentally compatible systems.

Significant developments include the use of cost-effective, non-fossil fuels, biomass (bagasse, municipal solid waste, sludge and wood waste), refuse-derived fuel, coal and coal mixtures, the economical recycling of old asphalt and new designs of environmentally compatible asphalt plants. Product engineering and development activities are directed toward more efficient methods of producing asphalt and lower cost fluid heat transfer systems. In addition, efforts are also focused on developing combustion systems that operate at higher efficiency and offer a higher level of environmental compatibility. The Company also continues to evaluate opportunities in the energy field.

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

Sales Backlog

The Company’s manufacturing processes allow for a relatively short turnaround from the order date to shipment date of usually less than ninety days. Therefore, the size of the Company’s backlog should not be viewed as an indicator of the Company’s annualized revenues or future financial results. The Company’s backlog was approximately $10.0 million and $7.8 million as of December 1, 2013 and December 1, 2012, respectively.

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

Employees

As of September 30, 2013, the Company employed a total of 237 employees. The Company has a collective bargaining agreement covering production and maintenance employees at its Marquette, Iowa facility. The remaining employees are not represented by a labor union or collective bargaining agreement.

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

The following risk factors and other information included in this Annual Report on Form 10-K should be carefully considered. The risks and uncertainties described below are not the only ones the Company faces. Additional risks and uncertainties not presently known to the Company, or that the Company presently deems less significant, may also impair the Company’s operations. If any of the following risks actually occur, the Company’s business operating results and financial condition could be materially adversely affected. The order of these risk factors does not reflect their relative importance or likelihood of occurrence.

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

The business is affected by the seasonal and cyclical nature of the markets it serves.

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

Many contractors depend on funding by federal and state agencies for highway, transit and infrastructure programs. Future legislation may increase or decrease government spending, which, if decreased, could have a negative effect on the Company’s financial condition or results of operations. Federal funding allocated to infrastructure may be decreased in the future.

In fiscal years 2013 and 2012 the Company depended on one customer for a significant portion of its revenue. The loss of this relationship could have adverse consequences on the Company’s future business.

The percentage of the Company’s net revenue that was derived from sales to one customer was 11% in fiscal 2013 and 26% in fiscal 2012. Prior to fiscal 2012, no customer accounted for more than 10% of annual net revenue.

If the Company fails to comply with requirements relating to internal control over financial reporting under Section 404 of the Sarbanes-Oxley Act, the business could be harmed and its stock price could decline.

Rules adopted by the Securities and Exchange Commission pursuant to Section 404 of the Sarbanes-Oxley Act of 2002 require the Company to assess its internal control over financial reporting annually. The rules governing the standards that must be met for management to assess its internal control over financial reporting are complex. They require significant documentation, testing, and possible remediation of any significant deficiencies in and/or material weaknesses of internal controls in order to meet the detailed standards under these rules. The Company has evaluated its internal control over financial reporting as effective as of September 30, 2013. See Item 9A – Controls and Procedures – Management’s Annual Report on Internal Control over Financial Reporting. Although the Company has evaluated its internal control over financial reporting as effective as of September 30, 2013, in future fiscal years, the Company may encounter unanticipated delays or problems in assessing its internal control over financial reporting as effective or in completing its assessments by the required dates. In addition, the Company cannot assure you that its independent registered public accountants will attest that internal control over financial reporting are effective in future fiscal years. If the Company cannot assess its internal control over financial reporting as effective, investor confidence and share value may be negatively impacted.

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

Demand for the Company’s products is seasonal and cyclical in nature.

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

The Company’s marketable securities are comprised of cash and cash equivalents, stocks, mutual funds, bonds, and other similar securities invested through a professional investment management firm and are subject to various risks such as interest rates, markets, and credit.

Due to the level of risk associated with certain investment securities and the level of uncertainty related to changes in the value of securities, changes in these risk factors could have a material adverse impact on the Company’s results of operations.

There are and will continue to be quarterly fluctuations of the Company’s operating results.

The Company’s operating results historically have fluctuated from quarter to quarter as a result of a number of factors, including the value, timing and shipment of individual orders and the mix of products sold. Revenues from certain large contracts are recognized using the percentage-of-completion method of accounting. The Company recognizes product revenues upon shipment for the rest of its products. The Company’s asphalt production equipment operations are subject to seasonal fluctuation, which may lower revenues and result in possible losses in the first and fourth fiscal quarters of each year. Traditionally, asphalt producers do not purchase new equipment for shipment during the summer and fall months to avoid disruption of their activities during peak periods of highway construction.

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

The Company’s officers and directors beneficially own an aggregate of approximately 96.8% of the outstanding shares of the Company’s $.10 par value Class B stock. The Class B stock is entitled to elect 75% (calculated to the nearest whole number, rounding five-tenths to next highest whole number) of the members of its Board of Directors. Further, approval of a majority of the Class B stock is generally required to effect a sale of the Company and certain other corporate transactions. As a result, these shareholders can elect more than a majority of the Board of Directors and exercise significant influence over most matters requiring approval by the Company’s shareholders. This concentration of control may also have the effect of delaying or preventing a change in control.

The issuance of preferred stock may impede a change of control or may be dilutive to existing shareholders.

The Company’s Certificate of Incorporation, as amended, authorizes the Company’s Board of Directors, without shareholder vote, to issue up to 300,000 shares of preferred stock in one or more series and to determine for any series the dividend, liquidation, conversion, voting or other preferences, rights and terms that are senior, and not available, to the holders of the Company’s common stock. Thus, issuances of series of preferred stock could adversely affect the relative voting power, distributions and other rights of the common stock. The issuance of preferred stock could deter or impede a merger, tender offer or other transaction that some, or a majority of the Company’s common shareholders might believe to be in their best interest or in which the Company’s common shareholders might receive a premium for their shares over the then current market price of such shares.

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

The Company’s quarterly operating results have varied significantly in the past and are likely to vary significantly from quarter to quarter in the future. As a result, the Company’s operating results may fall below the expectations of securities analysts and investors in some quarters, which could result in a decrease in the market price of its common stock. The reasons the Company’s quarterly results may fluctuate include:

•	General competitive and economic conditions

•	Delays in, or uneven timing in, delivery of customer orders

•	The seasonal nature of the industry

•	The fluctuations in market value of its securities portfolio

•	The introduction of new products by the Company or its competitors

•	Product supply shortages, and

•	Reduced demand due to adverse weather conditions.

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

The following table lists the operating properties owned by the Company as of September 30, 2013:

Location	Owned Acreage	Building Square Footage	Principal Function

Marquette, Iowa	72.0	137,000	Offices and manufacturing

Orlando, Florida	27.0	215,000	Corporate offices and manufacturing

ITEM 3.	LEGAL PROCEEDINGS

The Company has various litigation and claims, either as a plaintiff or defendant, pending as of the date of this Form 10-K which have occurred in the ordinary course of business, and which may be covered in whole or in part by insurance. Management has reviewed all litigation matters arising in the ordinary course of business and, upon advice of legal counsel, has made provisions, not deemed material, for any estimable losses and expenses of litigation.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters submitted during the fourth quarter of this fiscal year to a vote of security holders.

PART II

ITEM 5.	MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER’S PURCHASES OF EQUITY SECURITIES

The Company’s stock has been traded on the NASDAQ Global Market under the symbol “GENC” since December 20, 2007.

Following are the high and low closing prices for the Company’s common stock for the periods indicated:

2013	HIGH	LOW
First Quarter	$7.86	$7.09
Second Quarter	$7.69	$7.04
Third Quarter	$7.30	$6.90
Fourth Quarter	$8.85	$7.09

2012	HIGH	LOW
First Quarter	$7.25	$6.75
Second Quarter	$7.45	$6.70
Third Quarter	$7.55	$6.76
Fourth Quarter	$7.94	$7.22

As of September 30, 2013, there were 264 holders of common stock of record and 5 holders of Class B stock of record. The Company has not paid any dividends during the last two fiscal years and there is no intention to pay cash dividends in the foreseeable future.

EQUITY COMPENSATION PLANS

The following table includes information about the Company’s common stock that may be issued upon exercise of options, warrants and rights under all of the existing equity compensation plans and arrangements previously approved by security holders as of September 30, 2013:

Plan	Number of Securities to be Issued upon Exercise of Outstanding Options, Warrants and Rights	Weighted-average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance under Equity Compensation Plans

1997 Stock Option Plan	27,500	$9.320	—

2009 Incentive Compensation Plan	318,000	$7.655	642,000	(a)

(a)	Includes 160,000 of Class B securities

COMPARATIVE 5-YEAR CUMULATIVE RETURN GRAPH

The following graph sets forth the cumulative total shareholder return (assuming reinvestment of dividends) to the Company’s shareholders during the five-year period ended September 30, 2013, as well as the Wilshire Small Capitalization Index and the Dow Jones Heavy Construction Index. The stock performance assumes $100 was invested on October 1, 2008.

Comparison of Cumulative Total Return among Gencor Industries, Inc., the

Wilshire Small Capitalization Index and the Dow Jones Heavy Construction Index

With Base Year of 2008:	9/30/2008	9/30/2009	9/30/2010	9/30/2011	9/30/2012	9/30/2013

Gencor Industries, Inc.	100.00	106.44	88.37	89.73	91.58	106.19

DJ Heavy Construction Index	100.00	94.44	88.91	77.51	101.72	127.53

Wilshire Small Cap Index	100.00	96.15	105.53	107.65	140.81	174.23

On December 13, 2013, the Company’s stock was available for trading on the NASDAQ Global Market under the symbol “GENC”.

ITEM 6.	SELECTED FINANCIAL DATA

	Years Ended September 30
	2013	2012	2011	2010	2009
Net Revenue	$48,943,000	$63,182,000	$59,692,000	$55,587,000	$56,789,000
Operating Income (Loss)	2,578,000	393,000	(1,743,000)	(3,049,000)	(4,769,000)
Net Income (Loss)	6,725,000	4,472,000	224,000	2,969,000	(2,551,000)
Per Share Data:
Basic – Net Income (Loss)	$0.71	$0.47	$0.02	$0.31	$(0.27)
Diluted – Net Income (Loss)	$0.71	$0.47	$0.02	$0.31	$(0.27)

Selected Balance Sheet Data:	September 30
	2013	2012	2011	2010	2009
Current Assets	$108,791,000	$102,090,000	$95,424,000	$99,096,000	$95,806,000
Current Liabilities	6,036,000	5,878,000	5,576,000	6,174,000	5,707,000
Total Assets	116,948,000	110,312,000	104,375,000	107,227,000	104,457,000
Long Term Debt	—	—	—	—	—
Shareholders’ Equity	110,428,000	103,460,000	98,799,000	98,528,000	96,297,000

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Overview

Gencor Industries, Inc. (the “Company”), is a leading manufacturer of heavy machinery used in the production of highway construction materials, synthetic fuels, and environmental control equipment. The Company’s core products include asphalt plants, combustion systems and fluid heat transfer systems. The Company’s products are manufactured in two facilities in the United States.

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

For the long term, the Company believes the strategy of continuing to invest in product engineering and development and its focus on delivering a high-quality product and superior service will strengthen the Company’s market position when demand for its products rebound. In response to the short-term outlook, the Company has taken aggressive actions to conserve cash, right-size its operations and cost structure, and will continue to do so based on its forecast. These actions included adjustments to workforce, reduced purchases of raw materials and reductions in selling, general, and administrative expenses. The Company continues to review its internal processes to identify inefficiencies and cost reduction opportunities. The Company will continue to scrutinize its relationships with external suppliers to ensure it is achieving the highest quality materials and services at the most competitive cost.

Results of Operations

Year ended September 30, 2013 compared with the year ended September 30, 2012

Net revenues for the year ended September 30, 2013 were $48.9 million, a decrease of 22.5% or $14.3 million from $63.2 million for the year ended September 30, 2012. The decrease in net revenues was the result of the successful completion of a large asphalt plant delivered in fiscal 2012 and continued weak domestic road-building activity. In addition, Canadian sales declined as the Canadian government’s infrastructure spend under the “Building Canada” plan nears completion.

Gross margins for fiscal 2013 were $11.0 million, or 22.5% of net revenues, versus $12.0 million in 2012, or 19.0% of net revenues. The gross margin increase of 350 basis points in 2013 was due to reduced material costs and improved manufacturing efficiencies.

Product engineering and development expenses decreased $626,000 or 26.8% to $1,713,000 in 2013 in line with the decrease in revenues. Selling, general and administrative expenses decreased $2,586,000 or 27.8% to $6,712,000 as a result of reduced commissions and headcount reductions related to the lower revenues, and lower legal and advertising expenses. The Company has historically participated in the construction industry’s triennial CONEXPO-CON/AGG Show (“ConExpo”). The costs associated with the Company’s full-scale ConExpo exhibits have been significant. During fiscal 2013, the Company reduced its estimated advertising expenses for the 2014 ConExpo show by $750,000 as management deemed it prudent to curtail such expenditures due to the current condition of the highway construction industry.

Fiscal 2013 had operating income of $2,578,000 versus $393,000 in fiscal 2012. Operating margins for fiscal 2013 were 5.3% compared with 0.6% in fiscal 2012. The improved operating results in 2013 were due to continued improvements in production, lower purchasing costs, reduced product engineering and development expenses, and tight controls on selling, general and administrative expenses.

As of September 30, 2013 and 2012, the cost basis of the investment portfolio was $81.2 million and $80.6 million, respectively. $2.5 million of cash from operations was transferred into the investment portfolio during fiscal 2012 while $2.0 million in cash was transferred from the investment portfolio back into operating cash in fiscal 2013. In each of years ended September 30, 2013 and 2012, net investment interest and dividend income (“Investment Income”) was $2.3 million. The net realized and unrealized gains on marketable securities were $1.5 million in 2013 versus $4.1 million in 2012. Total cash and investment balance at September 30, 2013 was $92.7 million compared to the September 30, 2012 cash and investment balance of $84.7 million.

The effective income tax rate for fiscal 2013 was a benefit of (6.2%) versus expense of 34.7% in fiscal 2012. The Company received favorable IRS rulings on its research and development tax credits (“R&D Credits”) on amended returns filed for tax years 2006 through 2010 (fiscal years 2007 through 2011). In total, the Company received tax refunds of $827,000 related to R&D Credits for tax years 2006 through 2008 and recorded additional R&D Credits of $1,302,000 related to tax years 2009 through 2012 (fiscal years 2010 through 2013). R&D Credits of $2,129,000 are included in the Company’s income tax benefit of ($392,000) in the consolidated statement of operations for the year ended September 30, 2013. Of the $1,302,000 in R&D Credits, $497,000 reduced the Company’s current federal income taxes payable for the year ended September 30, 2013 and $805,000 is included as R&D Credits carry-forwards in the net deferred income and other tax liabilities of ($484,000) in the consolidated balance sheet as of September 30, 2013. The change in the effective income tax rate between years is primarily due to the R&D Credits recorded in fiscal 2013 (see Note 6 to Consolidated Financial Statements).

Net income for the year ended September 30, 2013 was $6,725,000 or $.71 per share versus $4,472,000 or $.47 per share for the year ended September 30, 2012.

Liquidity and Capital Resources

The Company generates capital resources through operations and returns on its investments.

The Company had no long-term debt outstanding at September 30, 2013 or 2012. The Company does not currently require a credit facility but continues to review and evaluate its needs and options for such a facility.

As of September 30, 2013, the Company has funded $352,000 in cash deposits at insurance companies to cover collateral needs.

As of September 30, 2013, the Company had $9.6 million in cash and cash equivalents, and $83.1 million in marketable securities. The marketable securities are invested through a professional investment management firm. The securities may be liquidated at any time into cash and cash equivalents.

The Company’s backlog was $5.4 million at September 30, 2013 versus $3.4 million at September 30, 2012. The Company’s working capital (defined as current assets less current liabilities) was $102.8 million at September 30, 2013 versus $96.2 million at September 30, 2012. The net deferred income and other tax liability decreased $490,000 due primarily to an increase in deferred tax assets related to the R&D Credits (refer to Note 6 to

Consolidated Financial Statements). Costs and estimated earnings in excess of billings decreased $3.4 million as all open percentage-of-completion jobs as of September 30, 2012 were completed during fiscal 2013 and there were no percentage-of-completion jobs qualifying for revenue recognition as of September 30, 2013. Inventories increased $2,208,000 as the Company built stock for new orders and anticipated demand in the first and second quarters of fiscal 2014. Customer deposits increased $1,463,000 on new orders. Accrued expenses decreased $707,000 primarily due to the reduction in estimated ConExpo expenses.

Cash provided by operations during the year ended September 30, 2013 was $7,394,000. The cash used for investing activities during the year ended September 30, 2013 of $1,198,000 was related to capital expenditures, primarily manufacturing equipment.

There were no cash disbursements or receipts during the years ended September 30, 2013 or 2012 related to financing activities.

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

Revenues & Expenses

Revenues from contracts for the design, manufacture and sale of asphalt plants are recognized under the percentage-of-completion method. The percentage-of-completion method of accounting for these contracts recognizes revenue, net of any promotional discounts, and costs in proportion to actual labor costs incurred as compared with total estimated labor costs expected to be incurred during the entire contract. Pre-contract costs are expensed as incurred. Changes to total estimated contract costs or losses, if any, are recognized in the period in which they are determined. Revenue recognized in excess of amounts billed is classified as current assets under “costs and estimated earnings in excess of billings.” The Company anticipates that all incurred costs associated with these contracts at September 30, 2013, will be billed and collected within one year.

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

Contractual Obligations

The following table summarizes the outstanding borrowings and long-term contractual obligations at September 30, 2013:

	Total	Less than 1 Year	1 – 3 Years
Operating leases	$69,000	$30,000	$39,000

The Company had no long-term or short-term debt as of September 30, 2013. There was no long-term debt facility in place and there were no outstanding letters of credit at September 30, 2013.

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

At September 30, 2013 and 2012, the Company had no debt outstanding. At September 30, 2013, there was no credit facility in place. The Company does not currently require a credit facility but continues to evaluate its needs and options for such a facility.

The Company’s marketable securities are invested in stocks, mutual funds, exchange traded funds, government securities and corporate and municipal bonds through a professional investment advisor. Investment securities are exposed to various risks, such as interest rate, market and credit risks. Due to the level of risk associated with certain investment securities and the level of uncertainty related to changes in the value of securities, it is possible that changes in these risk factors could have an adverse material impact on the Company’s results of operations or equity.

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

In order to ensure that the Company’s internal control over financial reporting is effective, management regularly assesses such controls and did so most recently as of September 30, 2013. This assessment was based on criteria for effective internal control over financial reporting described in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management believes the Company maintained effective internal control over financial reporting as of September 30, 2013.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of Gencor Industries, Inc.:

We have audited the accompanying consolidated balance sheets of Gencor Industries, Inc. as of September 30, 2013 and 2012, and the related consolidated statements of operations, shareholders’ equity, and cash flows for each of the years in the two-year period ended September 30, 2013. Gencor’s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Gencor Industries, Inc. as of September 30, 2013 and 2012, and the consolidated results of its operations, changes in shareholders’ equity, and its cash flows for each of the years in the two-year period ended September 30, 2013 in conformity with accounting principles generally accepted in the United States of America.

/s/ MOORE STEPHENS LOVELACE, P.A.

MOORE STEPHENS LOVELACE, P.A.

Certified Public Accountants

Orlando, Florida

December 13, 2013

Part I. Financial Information

GENCOR INDUSTRIES, INC.

Consolidated Balance Sheets

As of September 30, 2013 and 2012

	2013	2012
ASSETS
Current assets:
Cash and cash equivalents	$9,557,000	$3,361,000
Marketable securities at fair value (cost of $81,165,000 at September 30, 2013 and $80,568,000 at September 30, 2012)	83,113,000	81,375,000
Account receivable, less allowance for doubtful accounts of $309,000 at September 30, 2013 and $368,000 at September 30, 2012	1,200,000	1,206,000
Costs and estimated earnings in excess of billings	—	3,448,000
Inventories, net	14,126,000	11,918,000
Prepaid expenses	795,000	782,000

Total current assets	108,791,000	102,090,000

Property and equipment, net	8,079,000	8,127,000
Other assets	78,000	95,000

Total Assets	$116,948,000	$110,312,000

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Account payable	$1,283,000	$1,881,000
Customer deposits	1,943,000	480,000
Accrued expenses	2,810,000	3,517,000

Total current liabilities	6,036,000	5,878,000

Deferred and other income taxes	484,000	974,000

Total liabilities	6,520,000	6,852,000

Commitments and contingencies
Shareholders’ equity:
Preferred stock, par value $.10 per share; 300,000 shares authorized; none issued	—	—
Common stock, par value $.10 per share; 15,000,000 shares authorized; 8,008,632 shares issued and outstanding at September 30, 2013 and 2012	801,000	801,000
Class B Stock, par value $.10 per share; 6,000,000 shares authorized; 1,509,238 shares issued and outstanding at September 30, 2013 and 2012	151,000	151,000
Capital in excess of par value	10,292,000	10,049,000
Retained earnings	99,184,000	92,459,000

Total shareholders’ equity	110,428,000	103,460,000

Total Liabilities and Shareholders’ Equity	$116,948,000	$110,312,000

See accompanying Notes to Consolidated Financial Statements

GENCOR INDUSTRIES, INC.

Consolidated Statements of Operations

For the Years Ended September 30, 2013 and 2012

	2013	2012

Net revenue	$48,943,000	$63,182,000

Costs and expenses:
Production costs	37,940,000	51,152,000
Product engineering and development	1,713,000	2,339,000
Selling, general and administrative	6,712,000	9,298,000

	46,365,000	62,789,000

Operating income	2,578,000	393,000

Other income (expenses):
Interest and dividend income, net of fees	2,281,000	2,269,000
Realized and unrealized gains (losses) on marketable securities, net	1,456,000	4,120,000
Other	18,000	70,000

	3,755,000	6,459,000

Income before income taxes	6,333,000	6,852,000
Income tax expense (benefit)	(392,000)	2,380,000

Net income	$6,725,000	$4,472,000

Basic earnings per common share:
Net income	$0.71	$0.47

Diluted earnings per common share:
Net income	$0.71	$0.47

See accompanying Notes to Consolidated Financial Statements

GENCOR INDUSTRIES, INC.

Consolidated Statements of Shareholders’ Equity

For the Years Ended September 30, 2013 and 2012

	Common Stock		Class B Stock		Capital in Excess of	Retained	Total Shareholders’
	Shares	Amount	Shares	Amount	Par Value	Earnings	Equity
September 30, 2011	8,009,000	$801,000	1,509,000	$151,000	$9,860,000	$87,987,000	$98,799,000

Net income	—	—	—	—	—	4,472,000	4,472,000
Stock-based compensation	—	—	—	—	189,000	—	189,000

September 30, 2012	8,009,000	801,000	1,509,000	151,000	10,049,000	92,459,000	103,460,000

Net income	—	—	—	—	—	6,725,000	6,725,000
Stock-based compensation	—	—	—	—	243,000	—	243,000

September 30, 2013	8,009,000	$801,000	1,509,000	$151,000	$10,292,000	$99,184,000	$110,428,000

See accompanying Notes to Consolidated Financial Statements

GENCOR INDUSTRIES, INC.

Consolidated Statements of Cash Flows

For the Years Ended September 30, 2013 and 2012

	2013	2012

Cash flows from operations:

Net income	$6,725,000	$4,472,000
Adjustments to reconcile net income to cash provided by operations:
Purchase of marketable securities	(64,516,000)	(67,123,000)
Proceeds from sale and maturity of marketable securities	64,068,000	62,363,000
Change in value of marketable securities	(1,290,000)	(4,129,000)
Deferred income taxes	(490,000)	2,161,000
Depreciation and amortization	1,232,000	1,075,000
Provision for doubtful accounts	65,000	366,000
Loss on disposal of assets	25,000	28,000
Stock-based compensation	243,000	189,000
Changes in assets and liabilities:
Accounts receivable	(59,000)	1,000
Costs and estimated earnings in excess of billings	3,448,000	1,002,000
Inventories	(2,208,000)	960,000
Prepaid expenses	(13,000)	850,000
Account payable	(598,000)	(97,000)
Customer deposits	1,463,000	(276,000)
Accrued expenses and other	(701,000)	675,000

Total adjustments	669,000	(1,955,000)

Cash flows provided by operations	7,394,000	2,517,000

Cash flows from investing activities:
Capital expenditures	(1,198,000)	(871,000)

Cash flows used by investing activities	(1,198,000)	(871,000)

Net increase in cash	6,196,000	1,646,000
Cash and cash equivalents at:
Beginning of year	3,361,000	1,715,000

End of year	$9,557,000	$3,361,000

See accompanying Notes to Consolidated Financial Statements

GENCOR INDUSTRIES, INC.

Notes to Consolidated Financial Statements

For the Years Ended September 30, 2013 and 2012

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

Earnings per Share (“EPS”)

The consolidated financial statements include basic and diluted earnings per share information. Basic earnings per share are based on the weighted average number of shares outstanding. Diluted earnings per share are based on the sum of the weighted average number of shares outstanding plus common stock equivalents. Weighted-average shares issuable upon the exercise of stock options included in the diluted earnings per share calculation as of September 30, 2013 were 84,000 which equates to 2,000 dilutive common stock equivalents. As of September 30, 2012, there were no common stock equivalents included in the diluted earnings per share calculations, as to do so would have been anti-dilutive. Weighted-average shares issuable upon the exercise of stock options, which were not included in the diluted earnings per share calculation because they were anti-dilutive, were 261,000 in 2013 and 327,000 in 2012.

The following presents the calculation of the basic and diluted earnings per share for the years ended September 30, 2013 and 2012:

	2013			2012
	Net Income	Shares	EPS	Net Income	Shares	EPS
Basic EPS	$6,725,000	9,518,000	$0.71	$4,472,000	9,518,000	$0.47
Common Stock Equivalents		2,000			—
Diluted EPS	$6,725,000	9,520,000	$0.71	$4,472,000	9,518,000	$0.47

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

The fair value of marketable equity securities, mutual funds, exchange-traded funds and government securities are substantially based on quoted market prices (Level 1). Corporate and municipal bonds are valued using market standard valuation methodologies, including: discounted cash flow methodologies, and matrix pricing or other similar techniques. The inputs to these market standard valuation methodologies include, but are not limited to: interest rates, credit standing of the issuer or counterparty, industry sector of the issuer, coupon rate, call provisions, maturity, estimated duration and assumptions regarding liquidity and estimated future cash flows. In addition to bond characteristics, the valuation methodologies incorporate market data, such as actual trades completed, bids and actual dealer quotes, where such information is available. Accordingly, the estimated fair values are based on available market information and judgments about financial instruments (Level 2). Fair values of the Level 2 investments are provided by the Company’s professional investment management firm.

The following tables set forth by level, within the fair value hierarchy, the Company’s assets measured at fair value as of September 30, 2013:

	Fair Value Measurements
	Level 1	Level 2	Level 3	Total
Equities	$12,634,000	$—	$—	$12,634,000
Mutual Funds	28,264,000	—	—	28,264,000
Exchange Traded Funds	5,162,000	—	—	5,162,000
Corporate Bonds	—	17,376,000	—	17,376,000
Municipal Bonds	—	15,555,000	—	15,555,000
Government Securities	2,000,000	—	—	2,000,000
Cash and Money Funds	2,122,000	—	—	2,122,000

Total	$50,182,000	$32,931,000	$—	$83,113,000

Net unrealized gains and losses recognized during fiscal 2013 on trading securities still held as of September 30, 2013, were $1,141,000. Estimated interest accrued on the corporate and municipal bond portfolio was $399,000 at September 30, 2013. There were no transfers of investments between Level 1 and Level 2 during the year ended September 30, 2013.

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

Net unrealized gains and losses recognized during fiscal 2012 on trading securities still held as of September 30, 2012, were $4,596,000. Estimated interest accrued on the corporate and municipal bond portfolio was $545,000 at September 30, 2012. There were no transfers of investments between Level 1 and Level 2 during the year ended September 30, 2012.

The carrying amounts of cash and cash equivalents, accounts receivable and accounts payable approximate fair value because of the short-term nature of these items.

Foreign Currency Transactions

Gains and losses resulting from foreign currency transactions are included in income and were not significant during the years ended September 30, 2013 and 2012.

Risk Management

Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash and cash equivalents, marketable securities, and accounts receivable. The Company maintains its cash accounts in various domestic financial institutions which may from time to time exceed federally insured limits. Operating cash is retained overnight in non-interest bearing accounts which allow for offsets to treasury service charges. The marketable securities are invested in money funds, mutual funds, exchange traded funds (ETF’s), government securities, stocks and corporate and municipal bonds through a professional investment advisor. Investment securities are exposed to various risks, such as interest rate, market and credit risks.

The Company’s customers are not concentrated in any specific geographic region, but are concentrated in the road and highway construction industry. The Company extends limited credit to its customers based upon their credit worthiness and generally requires a significant up-front deposit before beginning construction and full payment subject to hold-back provisions prior to shipment on complete asphalt plant and component orders. The Company establishes an allowance for doubtful accounts based upon the credit risk of specific customers, historical trends and other pertinent information.

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

Impairments

Property and equipment and intangible assets subject to amortization are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset (or asset group) may not be recoverable. An impairment loss would be recognized when the carrying amount of an asset exceeds the estimated undiscounted cash flows expected to result from the use of the asset and its eventual disposition. The amount of the impairment loss to be recorded is calculated by the excess over its fair value of the asset’s carrying value. Fair value is generally determined using a discounted cash flow analysis. No such impairment loss was recorded during the years ended September 30, 2013 and 2012.

Revenues and Expenses

Revenues from contracts for the design, manufacture and sale of asphalt plants are recognized under the percentage-of-completion method. The percentage-of-completion method of accounting for these contracts recognizes revenue, net of any promotional discounts, and costs in proportion to actual labor costs incurred, as compared with total estimated labor costs expected to be incurred during the entire contract. Pre-contract costs are expensed as incurred. Changes to total estimated contract costs or losses, if any, are recognized in the period in which they are determined. Revenue recognized in excess of amounts billed is classified as current assets under “costs and estimated earnings in excess of billings.” The Company anticipates that all incurred costs associated with these contracts at September 30, 2013, will be billed and collected within one year.

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

Deferred tax assets and liabilities are measured using the rates expected to apply to taxable income in the years in which the temporary differences are expected to reverse and the credits are expected to be used. The effect on deferred tax assets and liabilities of the change in tax rates is recognized in income in the period that includes the enactment date. All available evidence, both positive and negative, is considered to determine whether, based on the weight of that evidence, a valuation allowance is needed for some portion or all of a deferred tax asset. No such valuation allowances were recorded as of September 30, 2013 and 2012.

Comprehensive Income

For the years ended September 30, 2013 and 2012, other comprehensive income is equal to net income.

Reporting Segments

Information concerning principal geographic areas is as follows:

	2013		2012
	Revenues	Long-Term Assets	Revenues	Long-Term Assets
United States	$48,943,000	$7,913,000	$63,182,000	$7,978,000
United Kingdom	—	244,000	—	244,000

Total	$48,943,000	$8,157,000	$63,182,000	$8,222,000

Revenues are attributed to geographic areas based on the location of the assets producing the revenues.

Customers with 10% (or greater) of Net Revenues

As a result of timing and production schedules of a very large contract and resultant revenue recognition, approximately 4% of total net revenue in the quarter ended September 30, 2013 and 21% of total net revenue for the quarter ended September 30, 2012 was from one or more separate U.S. corporate entities ultimately affiliated with a foreign-based global company. For the years ended September 30, 2013 and 2012, this company represented 11% and 26% of total net revenue, respectively.

Reclassifications

Certain reclassifications have been made to the Consolidated Financial Statements. To maintain comparability between the periods, the Company has revised the presentation of certain prior period amounts reported within the Consolidated Financial Statements. These reclassifications had no impact on previously reported net income.

NOTE 2 - INVENTORIES, NET

Net inventories consist of the following:

	September 30,
	2013	2012
Raw materials	$6,238,000	$7,375,000
Work in process	3,307,000	1,201,000
Finished goods	4,054,000	3,202,000
Used equipment	527,000	140,000

	$14,126,000	$11,918,000

At September 30, 2013 and 2012, cost is determined by the last-in, first-out (“LIFO”) method for inventories. The estimated current cost of inventories exceeded their LIFO basis by approximately $5,141,000 and $4,992,000 at September 30, 2013 and 2012, respectively.

NOTE 3 - COSTS AND ESTIMATED EARNINGS IN EXCESS OF BILLINGS

There were no costs and estimated earnings in excess of billings on uncompleted contracts as of September 30, 2013. Costs and estimated earnings in excess of billings on uncompleted contracts as of September 30, 2012 consisted of the following:

September 30, 2012
Costs incurred on uncompleted contracts	$4,986,000
Estimated earnings	1,518,000

6,504,000
Billings to date	3,056,000

Costs and estimated earnings in excess of billings	$3,448,000

NOTE 4 - PROPERTY AND EQUIPMENT

Property and equipment consist of the following:

	September 30,
	2013	2012
Land and improvements	$3,540,000	$3,540,000
Buildings and improvements	13,184,000	13,229,000
Equipment	8,845,000	9,975,000

	25,569,000	26,744,000
Less: Accumulated depreciation and amortization	(17,490,000)	(18,617,000)

Property and equipment, net	$8,079,000	$8,127,000

Property and equipment includes approximately $6,772,000 and $8,899,000 of fully depreciated assets, which remained in service during fiscal 2013 and 2012, respectively.

NOTE 5 - ACCRUED EXPENSES

Accrued expenses consist of the following:

	September 30,
	2013	2012
Payroll and related accruals	$1,061,000	$1,650,000
Warranty and related accruals	373,000	524,000
Professional fees	280,000	286,000
Accrued income taxes payable	760,000	—
Other	336,000	1,057,000

Accrued expenses	$2,810,000	$3,517,000

Other accrued expenses include the estimated advertising costs associated with ConExpo. During fiscal 2013, the Company reduced its estimated advertising expenses for the 2014 ConExpo show by $750,000 as management deemed it prudent to curtail such expenditures due to the current condition of the highway construction industry.

NOTE 6 - INCOME TAXES

The provision for income tax expense consists of:

	Years Ended September 30,
	2013	2012
Current:
Federal	$(48,000)	$51,000
State	146,000	168,000

Total current	98,000	219,000

Deferred
Federal	(447,000)	2,161,000
State	(43,000)	—

Total deferred	(490,000)	2,161,000

Income tax expense (benefit)	$(392,000)	$2,380,000

A reconciliation of the federal statutory tax rate to the total tax provision is as follows:

	Years Ended September 30,
	2013	2012
Federal income taxes computed at the statutory rate	34.0%	34.0%
State income taxes, net of federal benefit	3.3%	2.5%
Research & development tax refunds & credits	(33.6%)	—
Dividend received deduction	(3.0%)	(1.6%)
Domestic international sales corporation benefits	(1.8%)	—
Tax-exempt interest income	(1.4%)	(0.8%)
Other, net	(3.7%)	0.6%

Effective income tax rate	(6.2%)	34.7%

Deferred tax assets and liabilities consist of the following:

	Years Ended September 30,
	2013	2012
Deferred Tax Assets:
Accrued liabilities and reserves	$338,000	$823,000
Allowance for doubtful accounts	115,000	137,000
Inventory	202,000	162,000
R&D tax credits carry-forwards	805,000	—
Non-deductible stock compensation	178,000	87,000
Net operating losses carry-forwards	59,000	—
Other	57,000	11,000

Gross Deferred Tax Assets	1,754,000	1,220,000

Deferred and Other Tax Liabilities:
Unrealized gain on investments	(736,000)	(310,000)
Percentage of completion	—	(566,000)
Property, plant and equipment	(1,179,000)	(1,006,000)
Unrecognized tax benefits	(300,000)	(300,000)
Other	(23,000)	(12,000)

Gross Deferred and Other Tax Liabilities	(2,238,000)	(2,194,000)

Net Deferred Income and Other Tax Liabilities	$(484,000)	$(974,000)

Total income taxes paid in fiscal 2013 were $202,000. Total income taxes paid in fiscal 2012 were $145,000.

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

Significant judgment is required in evaluating the Company’s uncertain tax position and determining the Company’s provision for taxes. Although the Company believes the reserves of unrecognized tax benefits (“UTB’s”) are reasonable, no assurance can be given that the final outcome of these matters will not be different from that which is reflected in the Company’s historical income tax provision and accruals. The Company adjusts these reserves in light of changing facts and circumstances. As of September 30, 2013 and 2012, the Company had UTB’s of $300,000. There were no additional accruals of UTB’s during fiscal years ended September 30, 2013 and 2012.

The Company recognizes interest and penalties accrued related to UTB’s as a component of income tax expense. There were no additional accruals of interest expense nor penalties during fiscal years ended September 30, 2013 and 2012. It is reasonably possible that the amount of the UTB’s with respect to certain unrecognized tax positions will increase or decrease during the next 12 months. The Company does not expect the change to have a material effect on its results of operations or its financial position. The only expected potential reason for change would be the normal expiration of the statute of limitations or the ultimate results stemming from any examinations by taxing authorities. If recognized, the entire amount of UTB’s would have an impact on the Company’s effective tax rate.

The Company received favorable IRS rulings on its research and development tax credits (“R&D Credits”) on amended returns filed for tax years 2006 through 2010 (fiscal years 2007 through 2011). In total, the Company received tax refunds of $827,000 related to R&D Credits for tax years 2006 through 2008 and recorded additional R&D Credits of $1,302,000 related to tax years 2009 through 2012 (fiscal years 2010 through 2013). R&D Credits of $2,129,000 are included in the Company’s income tax benefit of ($392,000) in the consolidated statement of operations for the year ended September 30, 2013. Of the $1,302,000 in R&D Credits, $497,000 reduced the

Company’s current federal income taxes payable for the year ended September 30, 2013 and $805,000 is included as R&D Credits carry-forwards in the net deferred income and other tax liabilities of ($484,000) in the consolidated balance sheet as of September 30, 2013. The $805,000 of R&D Credits carry-forwards expire in fiscal years 2031 through 2033.

The Company files U.S. federal income tax returns, as well as income tax returns in various states. The Company’s U.S. federal income tax returns and most state returns, filed for tax years prior to fiscal year ended September 30, 2009 are no longer subject to examination by taxing authorities due to the expiration of the statute of limitations. The statute of limitations for the Company’s U.S. federal income tax return for the fiscal year ended September 30, 2009 has been extended and will remain open to examination through June 30, 2014. The statute of limitations for the Company’s U.S. federal income tax return for the fiscal year ended September 30, 2010 has been extended and will remain open to examination through December 31, 2014.

NOTE 7 - RETIREMENT BENEFITS

The Company has a voluntary 401(k) employee benefit plan, which covers all eligible, domestic employees. The Company makes discretionary matching contributions subject to a maximum level, in accordance with the terms of the plan. The Company charged approximately $148,000 and $131,000 to expense under the provisions of the plan during the fiscal years 2013 and 2012, respectively.

The Company has a collective bargaining agreement covering production and maintenance employees at its Marquette, Iowa facility. Under this agreement, the Company contributed approximately $7,000 during fiscal 2013 and $90,000 in fiscal 2012 to an employee pension fund. The amount contributed by the Company was based on an hourly rate per hours worked up to a maximum of 40 hours per week per employee. The Company’s obligation to contribute to this pension fund ended effective November 1, 2012. The Company has no remaining obligations with respect to this fund. All eligible employees can participate in the voluntary 401(k) employee benefit plan.

NOTE 8 - LONG-TERM DEBT

The Company had no long-term debt outstanding at September 30, 2013 or 2012. The Company does not currently require a credit facility, but continues to evaluate its needs and options for such a facility.

As of September 30, 2013, total cash deposits with insurance companies covering collateral needs were $352,000.

NOTE 9 - COMMITMENTS AND CONTINGENCIES

Leases

The Company leases certain equipment under non-cancelable operating leases. Future minimum rental commitments under these leases at September 30, 2013 totaled $69,000 and are due over the next four years.

Total rental expense for the fiscal years ended September 30, 2013 and 2012 was $276,000 and $318,000, respectively.

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

NOTE 11 - STOCK-BASED COMPENSATION

The Company maintains stock-based compensation plans, which provide for the issuance of Company stock to certain directors, officers, key employees and affiliates.

On March 17, 2009, the shareholders of the Company approved the 2009 Incentive Compensation Plan (the “2009 Plan”). The 2009 Plan provides that the total number of shares of Company stock that may be subject to the granting of awards under the 2009 Plan (“Awards”) at any time during the term of the 2009 Plan shall be equal to 800,000 shares of common stock and 160,000 shares of Class B stock. The foregoing limit shall be increased, as provided for in the 2009 Plan. Persons eligible to receive Awards under the 2009 Plan include employees, directors, consultants and other persons who provide services to the Company. The 2009 Plan imposes individual limitations on the amount of certain Awards, in part, to comply with Internal Revenue Code, Section 162(m). The Awards can be in the form of stock options, restricted and deferred stock, performance awards and other stock-based awards, as provided for in the 2009 Plan.

On July 1, 2011, 298,000 common stock options were issued to employees under the 2009 Plan. These options vest at 25% per year starting on October 1, 2012 and each year thereafter through October 1, 2015. As long as the employee remains employed by the Company, these options will be exercisable upon vesting and remain exercisable through October 1, 2021. The Company used the Black-Scholes pricing model to estimate the fair value of the options of $941,000 at time of grant. At September 30, 2013, $474,000 of compensation expense remained to be expensed over the next two years. The following assumptions were used to determine the fair value of the stock options at time of grant:

Risk-free interest rate	2.0%
Expected life of options	10.0 years
Dividend yield	0.0%
Volatility	34.2%

On May 28, 2012, 20,000 common stock options were issued to an employee under the 2009 Plan. These options vest at 25% per year starting on May 28, 2013 and each year thereafter through May 28, 2016. As long as the employee remains employed by the Company, these options will be exercisable upon vesting and remain exercisable through October 1, 2021. The Company used the Black-Scholes pricing model to estimate the fair value of the options of $63,000 at time of grant. At September 30, 2013, $43,000 of compensation expense remained to be expensed through May 28, 2016. The following assumptions were used to determine the fair value of the stock options at time of grant:

Risk-free interest rate	2.0%
Expected life of options	9.4 years
Dividend yield	0.0%
Volatility	32.7%

As of September 30, 2013, 482,000 shares of Company common stock and 160,000 shares of Class B stock are available for granting of awards under the 2009 Plan.

The following table summarizes option activity under the 2009 Plan:

	Number of Shares	Average Exercise Price Per Share

Options outstanding at September 30, 2011	298,000	$7.689
Options granted – May 28, 2012	20,000	$7.150

Options outstanding at September 30, 2013 and 2012	318,000	$7.655

No options were granted, exercised, forfeited or cancelled during the year ended September 30, 2013. The weighted average remaining contractual life on the options outstanding as of September 30, 2013 is 8 years under the 2009 Plan.

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

As of September 30, 2013, there were no options available for future grants under the 1997 Plan.

The following table summarizes option activity under the 1997 Plan:

	Number of Shares	Exercise Price Per Share
Outstanding at September 30, 2013, 2012 and 2011	27,500	$9.32

The weighted average remaining contractual life on the options outstanding as of September 30, 2013 is 3 years under the 1997 Plan.

NOTE 12 - RELATED PARTY TRANSACTIONS

Marcar Leasing Corporation (“Marcar”) is engaged in leasing machinery and vehicles to the public and the Company. Marcar is owned by family members of the Company’s chairman. The terms of the leases are established based on the rates charged by independent leasing organizations and are believed to be more favorable than those generally available from independent third parties. New leases between the Company and Marcar generally provide for equal monthly payments over 48 months. During fiscal 2013 and 2012, the Company made lease payments to Marcar totaling $138,000 and $151,000, respectively.

Quarterly Financial Information (Unaudited)

	Quarter Ended
	December 31	March 31	June 30	September 30
2013
Net revenue	$4,948,000	$17,737,000	$18,690,000	$7,568,000
Production costs	4,531,000	13,411,000	13,720,000	6,278,000
Gross profit	417,000	4,326,000	4,970,000	1,290,000
Production engineering and development	448,000	454,000	420,000	391,000
Selling, general and administrative	1,959,000	1,984,000	1,867,000	902,000
Income (loss) from operations	(1,990,000)	1,888,000	2,683,000	(3,000)
Other income	179,000	1,822,000	679,000	1,075,000
Income (loss) before income tax expense	(1,811,000)	3,710,000	3,362,000	1,072,000
Income tax expense (benefit)	(835,000)	733,000	873,000	(1,163,000)
Net income (loss)	$(976,000)	$2,977,000	$2,489,000	$2,235,000

Net income (loss) – basic earnings (loss) per share	$(0.10)	$0.31	$0.26	$0.24
Net income (loss) – diluted earnings (loss) per share	$(0.10)	$0.31	$0.26	$0.24

2012
Net revenue	$6,864,000	$19,339,000	$22,986,000	$13,993,000
Production costs	6,141,000	15,273,000	17,237,000	12,501,000
Gross profit	723,000	4,066,000	5,749,000	1,492,000
Production engineering and development	539,000	556,000	670,000	575,000
Selling, general and administrative	1,797,000	2,523,000	2,678,000	2,299,000
Income (loss) from operations	(1,613,000)	987,000	2,401,000	(1,382,000)
Other income (expense)	2,813,000	3,184,000	(696,000)	1,158,000
Income (loss) before income tax expense	1,200,000	4,171,000	1,705,000	(224,000)
Income tax expense	325,000	1,405,000	513,000	137,000
Net income (loss)	$875,000	$2,766,000	$1,192,000	$(361,000)

Net income (loss) – basic earnings (loss) per share	$0.09	$0.29	$0.13	$(0.04)
Net income (loss) – diluted earnings (loss) per share	$0.09	$0.29	$0.13	$(0.04)

The net income (loss) per share on a year-to-date calculation may not equal the total of the quarterly calculations due to rounding.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

ITEM 9A.	CONTROLS AND PROCEDURES

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

As of the end of the period covered by this Report the Company conducted an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s principal executive officer and principal financial officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Exchange Act Rules 13a-15(b). Based on this evaluation, the Company’s principal executive officer and principal financial officer concluded that the Company’s disclosure controls and procedures were effective as of September 30, 2013.

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

In order to ensure that the Company’s internal control over financial reporting is effective, management regularly assesses such controls and did so most recently as of September 30, 2013. This assessment was based on criteria for effective internal control over financial reporting described in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management believes the Company maintained effective internal control over financial reporting as of September 30, 2013.

Changes in Internal Control over Financial Reporting

The Company’s management, including the Chief Executive Officer and Chief Financial Officer, has reviewed the Company’s internal control over financial reporting. There were no changes in the Company’s internal control over financial reporting during the year ended September 30, 2013 that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

None

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this Item 10 is incorporated herein by reference to the Company’s Definitive 2014 Proxy Statement for the Annual Meeting of Stockholders.

ITEM 11.	EXECUTIVE COMPENSATION

The information required by this Item 11 is incorporated herein by reference to the Company’s Definitive 2014 Proxy Statement for the Annual Meeting of Stockholders.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this Item 12 is incorporated herein by reference to the Company’s Definitive 2014 Proxy Statement for the Annual Meeting of Stockholders.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this Item 13 is incorporated herein by reference to the Company’s Definitive 2014 Proxy Statement for the Annual Meeting of Stockholders.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this Item 14 is incorporated herein by reference to the Company’s Definitive 2014 Proxy Statement for the Annual Meeting of Stockholders.

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

Dated: December 13, 2013	GENCOR INDUSTRIES, INC.
(Registrant)

/s/ E. J. Elliott
E. J. Elliott
Chairman and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated. The signatures of Directors constitute a majority of Directors.

/s/ E. J. Elliott		/s/ Marc G. Elliott
E. J. Elliott	December 13, 2013	Marc G. Elliott	December 13, 2013
Chairman and Chief Executive Officer (Principal Executive Officer)		President

/s/ Eric E. Mellen
Eric E. Mellen	December 13, 2013
Chief Financial Officer (Principal Financial and Accounting Officer)

/s/ James P. Sharp		/s/ Cort J. Dondero
James P. Sharp	December 13, 2013	Cort J. Dondero	December 13, 2013
Director		Director

/s/ Randolph H. Fields		/s/ David A. Air
Randolph H. Fields	December 13, 2013	David A. Air	December 13, 2013
Director		Director

EXHIBITS FILED HEREWITH

Exhibit No.	Description

21.1	Subsidiaries of the Registrant

23.1	Consent of Independent Registered Public Accountants

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a – 14(a) of the Securities Exchange Act of 1934, as amended

31.2	Certification of Chief Financial Officer Pursuant to Rule 13a – 14(a) of the Securities Exchange Act of 1934, as amended

32.1	Certifications of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U. S. C. Section 1350.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation Linkbase

101.DEF	XBRL Taxonomy Extension Definition Linkbase

101.LAB	XBRL Taxonomy Extension Label Linkbase

101.PRE	XBRL Taxonomy Extension Presentation Linkbase