Form 10-Q
period 2013-12-31
GENCOR INDUSTRIES INC
filed 2014-02-07
CIK 64472

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 2013

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

Large accelerated filer	☐	Accelerated Filer	☐

Non-accelerated Filer	☐ (Do not check if a smaller reporting company)	Smaller Reporting Company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at February 3, 2014
Common stock, $.10 par value	8,008,632 shares
Class B stock, $.10 par value	1,509,238 shares

GENCOR INDUSTRIES, INC.

Introductory Note: Caution Concerning Forward-Looking Statements

This Form 10-Q Report and the Company’s other communications and statements may contain “forward-looking statements,” including statements about the Company’s beliefs, plans, objectives, goals, expectations, estimates, projections and intentions. These statements are subject to significant risks and uncertainties and are subject to change based on various factors, many of which are beyond the Company’s control. The words “may,” “could,” “should,” “would,” “believe,” “anticipate,” “estimate,” “expect,” “intend,” “plan,” “target,” “goal,” and similar expressions are intended to identify forward-looking statements. All forward-looking statements, by their nature, are subject to risks and uncertainties. The Company’s actual future results may differ materially from those set forth in its forward-looking statements. For information concerning these factors and related matters, see Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” in this Report, and the following sections of the Company’s Annual Report on Form 10-K for the year ended September 30, 2013: (a) “Risk Factors” in Part I, and (b) “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II. However, other factors besides those referenced could adversely affect the Company’s results, and you should not consider any such list of factors to be a complete set of all potential risks or uncertainties. Any forward-looking statements made by the Company herein speak as of the date of this Report. The Company does not undertake to update any forward-looking statement, except as required by law.

Unless the context otherwise indicates, all references in this Report to the “Company,” “Gencor,” “we,” “us,” or “our,” or similar words are to Gencor Industries, Inc. and its subsidiaries.

Part I. Financial Information

GENCOR INDUSTRIES, INC.

Condensed Consolidated Balance Sheets

	December 31,	September 30,
	2013	2013
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$5,002,000	$9,557,000
Marketable securities at fair value (cost $82,149,000 at December 31, 2013 and $81,165,000 at September 30, 2013)	84,591,000	83,113,000
Accounts receivable, less allowance for doubtful accounts of $188,000 at December 31, 2013 and $309,000 at September 30, 2013	967,000	1,200,000
Costs and estimated earnings in excess of billings	2,326,000	—
Inventories, net	14,031,000	14,126,000
Prepaid expenses	818,000	795,000

Total Current Assets	107,735,000	108,791,000

Property and equipment, net of accumulated depreciation	7,999,000	8,079,000
Other assets	75,000	78,000

Total Assets	$115,809,000	$116,948,000

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$1,046,000	$1,283,000
Customer deposits	1,127,000	1,943,000
Accrued expenses	1,998,000	2,810,000

Total Current Liabilities	4,171,000	6,036,000

Deferred and other income taxes	704,000	484,000

Total Liabilities	4,875,000	6,520,000

Commitments and contingencies
Shareholders’ equity:
Preferred stock, par value $.10 per share; authorized 300,000 shares; none issued	—	—
Common stock, par value $.10 per share; 15,000,000 shares authorized; 8,008,632 shares issued and outstanding	801,000	801,000
Class B Stock, par value $.10 per share; 6,000,000 shares authorized; 1,509,238 shares issued and outstanding	151,000	151,000
Capital in excess of par value	10,352,000	10,292,000
Retained earnings	99,630,000	99,184,000

Total Shareholders’ Equity	110,934,000	110,428,000

Total Liabilities and Shareholders’ Equity	$115,809,000	$116,948,000

See accompanying Notes to Condensed Consolidated Financial Statements

GENCOR INDUSTRIES, INC.

Condensed Consolidated Statements of Operations

(Unaudited)

	For the Quarters Ended December 31,
	2013	2012

Net revenue	$10,019,000	$4,948,000

Costs and expenses:
Production costs	8,487,000	4,531,000
Product engineering and development	380,000	448,000
Selling, general and administrative	1,734,000	1,959,000

	10,601,000	6,938,000

Operating loss	(582,000)	(1,990,000)

Other income (expense), net:
Interest and dividend income, net of fees	940,000	690,000
Realized and unrealized gains (losses) on marketable securities	538,000	(526,000)
Other	(15,000)	15,000

	1,463,000	179,000

Income (loss) before income tax expense (benefit)	881,000	(1,811,000)
Income tax expense (benefit)	435,000	(835,000)

Net Income (Loss)	$446,000	$(976,000)

Basic Income (Loss) per Common Share:
Net income (loss) per share	$0.05	$(0.10)

Diluted Income (Loss) per Common Share:
Net income (loss) per share	$0.05	$(0.10)

See accompanying Notes to Condensed Consolidated Financial Statements

GENCOR INDUSTRIES, INC.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	For the Quarters Ended December 31,
	2013	2012

Cash flows from operations:
Net income (loss)	$446,000	$(976,000)
Adjustments to reconcile net income (loss) to cash (used in) provided by operating activities:
Purchases of marketable securities	(13,903,000)	(14,929,000)
Proceeds from sale and maturity of marketable securities	12,983,000	16,133,000
Change in fair value of marketable securities	(558,000)	632,000
Deferred income taxes	220,000	(835,000)
Depreciation and amortization	334,000	286,000
Provision for doubtful accounts	—	40,000
Stock-based compensation	59,000	63,000
Changes in assets and liabilities:
Accounts receivable	233,000	110,000
Costs and estimated earnings in excess of billings	(2,326,000)	1,354,000
Inventories	95,000	(3,188,000)
Prepaid expenses	(23,000)	(203,000)
Accounts payable	(237,000)	(375,000)
Customer deposits	(816,000)	3,027,000
Accrued expenses and other	(811,000)	(183,000)

Total adjustments	(4,750,000)	1,932,000

Cash flows (used in) provided by operating activities	(4,304,000)	956,000

Cash flows used in investing activities:
Capital expenditures	(251,000)	(25,000)

Cash flows used in investing activities	(251,000)	(25,000)

Net (decrease) increase in cash and cash equivalents	(4,555,000)	931,000
Cash and cash equivalents at:
Beginning of period	9,557,000	3,361,000

End of period	$5,002,000	$4,292,000

See accompanying Notes to Condensed Consolidated Financial Statements

GENCOR INDUSTRIES, INC.

Notes to Condensed Consolidated Financial Statements

For the Quarter Ended December 31, 2013

(Unaudited)

Note 1 – Basis of Presentation

The accompanying condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all material adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the quarter ended December 31, 2013 are not necessarily indicative of the results that may be expected for the year ending September 30, 2014.

The accompanying Condensed Consolidated Balance Sheet at September 30, 2013 has been derived from the audited financial statements at that date but does not include all of the information and notes required by generally accepted accounting principles for complete financial statements.

For further information, refer to the consolidated financial statements and notes thereto included in the Gencor Industries, Inc. Annual Report on Form 10-K for the year ended September 30, 2013.

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

The following tables set forth, by level, within the fair value hierarchy, the Company’s assets measured at fair value as of December 31, 2013:

	Fair Value Measurements
	Level 1	Level 2	Level 3	Total
Equities	$14,199,000	$—	$—	$14,199,000
Mutual Funds	28,105,000	—	—	28,105,000
Exchange Traded Funds	5,274,000	—	—	5,274,000
Corporate Bonds	—	24,402,000	—	24,402,000
Municipal Bonds	—	12,116,000	—	12,116,000
Cash and Money Funds	495,000	—	—	495,000

Total	$48,073,000	$36,518,000	$—	$84,591,000

Net unrealized gains included in the consolidated statement of operations for the quarter ended December 31, 2013 on trading securities still held as of December 31, 2013 were $494,000. Estimated interest accrued on the corporate and municipal bond portfolio was $426,000 at December 31, 2013. There were no transfers of investments between Level 1 and Level 2 during the quarter ended December 31, 2013.

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

Net unrealized losses included in the consolidated statement of operations for the quarter ended December 31, 2012 on trading securities still held as of December 31, 2012, were $163,000. Estimated interest accrued on the corporate and municipal bond portfolio was $399,000 at September 30, 2013. There were no transfers of investments between Level 1 and Level 2 during the quarter ended December 31, 2012.

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

Net inventories at December 31, 2013 and September 30, 2013 consist of the following:

	December 31, 2013	September 30, 2013
Raw materials	$5,207,000	$6,238,000
Work in process	2,318,000	3,307,000
Finished goods	5,979,000	4,054,000
Used equipment	527,000	527,000

	$14,031,000	$14,126,000

Note 4 – Costs and Estimated Earnings in Excess of Billings

There were no costs and estimated earnings in excess of billings on uncompleted contracts as of September 30, 2013. Costs and estimated earnings in excess of billings on uncompleted contracts as of December 31, 2013 consist of the following:

December 31, 2013
Costs incurred on uncompleted contracts	$5,763,000
Estimated earnings	1,793,000

7,556,000
Billings to date	5,230,000

Costs and estimated earnings in excess of billings	$2,326,000

Note 5 – Earnings per Share Data

The following table sets forth the computation of basic and diluted earnings (loss) per share for the quarters ended December 31, 2013 and 2012:

	December 31, 2013	December 31, 2012

Net income (loss)	$446,000	$(976,000)

Common Shares:
Weighted average common shares outstanding	9,518,000	9,518,000
Effect of dilutive stock options	43,000	—

Diluted shares outstanding	9,561,000	9,518,000

Basic:
Net income (loss) per share	$0.05	$(0.10)

Diluted:
Net income (loss) per share	$0.05	$(0.10)

Note 6 – Customers with 10% (or greater) of Net Revenues

Approximately 18.8% of net revenues in the quarter ended December 31, 2013 and 3.3% of net revenues for the quarter ended December 31, 2012 were from entities owned by a global company.

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

On July 6, 2012, President Obama signed a $118 billion transportation bill, Moving Ahead for Progress in the 21st Century Act (“MAP-21”). MAP-21 included a final three-month extension of the previous SAFETEA-LU bill at then current spending levels combined with a new two-year, $105 billion authorization of the federal highway, transit, and safety programs effective October 1, 2012. The bill provided states with two years of funding to build roads, bridges, and transit systems.

The Canadian government enacted major infrastructure stimulus programs which benefitted the Company in prior years. In 2007, the Building Canada Plan provided $33 billion in infrastructure funding through 2014. As part of the Building Canada Plan, the Gas Tax Fund was approved in 2009, providing $2 billion in annual infrastructure spending.

The economic downturn over the past several years and the lack of a multi-year federal highway bill have resulted in reduced capital equipment purchases within the Company’s served markets. This had an adverse impact on sales and pricing pressures on the Company’s products, resulting in lower revenues and margins.

In addition to government funding and the overall economic conditions, fluctuations in the price of oil, which is a major component of asphalt mix, may affect the Company’s financial performance. An increase in the price of oil increases the cost of liquid asphalt and could, therefore, decrease demand for hot mix asphalt paving materials and certain of the Company’s products. Increases in oil prices also drive up the cost of gasoline, which results in increased freight costs. Where possible, the Company will pass increased freight costs on to its customers. However, the Company may not be able to recapture all of the increased costs and thus could have a negative impact on the Company’s financial performance.

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

Results of Operations

Quarter Ended December 31, 2013 versus December 31, 2012

Net revenues for the quarters ended December 31, 2013 and December 31, 2012 were $10,019,000 and $4,948,000, respectively, an increase of $5,071,000 or 102.5%. Revenues improved over prior year due to increased bookings and the timing of deliveries. Orders were placed later in the first quarter of fiscal 2012 on account of fiscal and tax uncertainties in the United States.

As a percent of sales, gross profit margins increased to 15.3% in the quarter ended December 30, 2013 from 8.4% in the quarter ended December 30, 2012. The improvement in gross margins in 2013 was due to the increased revenues and improved operating efficiencies.

Product engineering and development expenses decreased $68,000 in the quarter ended December 31, 2013 as compared to the quarter ended December 31, 2012 on reduced headcount. Selling, general and administrative expenses decreased $225,000 in the quarter ended December 31, 2013 compared to the quarter ended December 31, 2012 due primarily to reduced advertising and travel expenses related to construction industry events and the timing of professional fees.

The Company had an operating loss of $(582,000) for the quarter ended December 31, 2013 versus an operating loss of $(1,990,000) for the quarter ended December 31, 2012. The reduced operating loss was primarily due to increased revenues.

For the quarter ended December 31, 2013, net investment interest and dividend income, net of fees, from the investment portfolio was $940,000 as compared to $690,000 in the quarter ended December 31, 2012. The net realized and unrealized gains on marketable securities were $538,000 for the quarter ended December 31, 2013 versus net realized and unrealized losses of $(526,000) for the quarter ended December 31, 2012.

The effective income tax rate for the quarter ended December 31, 2013 was 49.4% which was impacted by a $129,000 increase in the prior year federal tax provision estimate. The effective income tax rate for the quarter ended December 31, 2012 was a benefit of 46.1%. The tax rate for the quarter ended December 31, 2012 was impacted by the operating loss along with the tax-exempt interest income.

Net income for the quarter ended December 31, 2013 was $446,000 or $0.05 diluted earnings per share versus net losses of $(976,000) or $(0.10) diluted loss per share for the quarter ended December 31, 2012.

Liquidity and Capital Resources

The Company does not currently require a credit facility but continues to review and evaluate its needs and options for such a facility.

The Company had no long-term or short-term debt outstanding at December 31, 2013 or September 30, 2013. As of December 31, 2013 the Company has funded $135,000 in cash deposits at insurance companies to cover related collateral needs.

As of December 31, 2013, the Company had $5,002,000 in cash and cash equivalents, and $84,591,000 in marketable securities including $14,199,000 in equities, $28,105,000 in mutual funds, $12,116,000 in municipal bonds, $24,402,000 in corporate bonds, $5,274,000 in exchange traded funds and $495,000 in cash and money funds. The marketable securities are invested through a global professional investment management firm. These securities may be liquidated at any time into cash and cash equivalents.

The Company’s working capital (defined as current assets less current liabilities) was equal to $103.6 million at December 31, 2013 and $102.8 million at September 30, 2013. Cash used in operations during the quarter ended December 31, 2013 was $4,304,000. Costs and estimated earnings in excess of billings increased $2.3 million reflecting jobs in progress at December 31, 2013 compared to no percentage-of-completion jobs qualifying for revenue recognition at September 30, 2013. Customer deposits decreased $816,000 as deposits were applied to percentage-of-completion jobs. Accrued expenses decreased $811,000 as the Company paid out estimated taxes related to fiscal 2013.

Cash flows used in investing activities during the quarter ended December 31, 2013 were related to capital expenditures. There were no cash disbursements or receipts related to financing activities during the quarter ended December 31, 2013.

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

For information concerning these factors and related matters, see the following sections of the Company’s Annual Report on Form 10-K for the year ended September 30, 2013: (a) “Risk Factors” in Part I and (b) “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II. However, other factors besides those referenced could adversely affect the Company’s results, and you should not consider any such list of factors to be a complete set of all potential risks or uncertainties. Any forward-looking statements made by the Company herein speak as of the date of this Report. The Company does not undertake to update any forward-looking statements, except as required by law.

Critical Accounting Policies, Estimates and Assumptions

The Company believes the following discussion addresses its most critical accounting policies, which are those that are most important to the portrayal of the financial condition and results of operations and require management’s most difficult, subjective, or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain. Accounting policies, in addition to the critical accounting policies referenced below, are presented in Note 1 to the Company’s Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended September 30, 2013, “Accounting Policies.”

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

Revenues & Expenses

Revenues from contracts for the design, manufacture and sale of asphalt plants are recognized under the percentage-of-completion method. The percentage-of-completion method of accounting for these contracts recognizes revenue, net of any promotional discounts, and costs in proportion to actual labor costs incurred as compared with total estimated labor costs expected to be incurred during the entire contract. Pre-contract costs are expensed as incurred. Changes to total estimated contract costs or losses, if any, are recognized in the period in which they are determined. Revenue recognized in excess of amounts billed is classified as current assets under “costs and estimated earnings in excess of billings.” The Company anticipates that all incurred costs associated with these contracts at December 31, 2013 will be billed and collected within one year.

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

The allowance for doubtful accounts is determined by performing a specific review of all account balances greater than 90 days past due and other higher risk amounts to determine collectability and also adjusting for any known customer payment issues with account balances in the less than 90 day past due category. Account balances are charged off against the allowance for doubtful accounts when they are determined to be uncollectable. Any recoveries of account balances previously considered in the allowance for doubtful accounts reduce future additions to the allowance for doubtful accounts.

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

At December 31, 2013 and September 30, 2013, the Company had no debt outstanding. The Company’s marketable securities are invested primarily in money funds, mutual funds, exchange traded funds (ETF’s), government securities, stocks and corporate and municipal bonds through a professional investment management firm. Investment securities are exposed to various risks, such as interest rate, market, and credit risks. Due to the level of risk associated with investment securities, it is possible that changes in these risk factors could have an adverse, material impact on the Company’s results of operations or equity.

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

Changes in Internal Control over Financial Reporting

The Company’s management, including the Chief Executive Officer and Chief Financial Officer, has reviewed the Company’s internal control over financial reporting. There were no changes in the Company’s internal control over financial reporting during the quarter ended December 31, 2013 that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

February 7, 2014

/s/ Eric E. Mellen
Eric E. Mellen
Chief Financial Officer
(Principal Financial and Accounting Officer)

February 7, 2014