Form 10-Q
period 2014-03-31
GENCOR INDUSTRIES INC
filed 2014-05-09
CIK 64472

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2014

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD: From to

Commission File Number: 001-11703

GENCOR INDUSTRIES, INC.

Delaware	59-0933147
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

5201 North Orange Blossom Trail, Orlando, Florida	32810
(Address of principal executive offices)	(Zip Code)

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

Large accelerated Filer	☐	Accelerated Filer	☐

Non-accelerated Filer	☐ (Do not check if a smaller reporting company)	Smaller Reporting Company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at May 9, 2014
Common stock, $.10 par value	8,008,632 shares
Class B stock, $.10 par value	1,509,238 shares

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

Part I. Financial Information

GENCOR INDUSTRIES, INC.

Condensed Consolidated Balance Sheets

	March 31, 2014	September 30, 2013
ASSETS	(Unaudited)
Current Assets:
Cash and cash equivalents	$5,652,000	$9,557,000
Marketable securities at fair value (cost $83,114,000 at March 31, 2014 and $81,165,000 at September 30, 2013)	85,766,000	83,113,000
Accounts receivable, less allowance for doubtful accounts of $239,000 at March 31, 2014 and $309,000 at September 30, 2013	1,189,000	1,200,000
Costs and estimated earnings in excess of billings	5,473,000	—
Inventories, net	12,747,000	14,126,000
Prepaid expenses and other current assets	399,000	795,000

Total Current Assets	111,226,000	108,791,000

Property and equipment, net	7,981,000	8,079,000
Other assets	73,000	78,000

Total Assets	$119,280,000	$116,948,000

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$1,524,000	$1,283,000
Customer deposits	1,941,000	1,943,000
Accrued expenses	1,845,000	2,810,000

Total Current Liabilities	5,310,000	6,036,000

Deferred and other income taxes	1,058,000	484,000

Total Liabilities	6,368,000	6,520,000

Commitments and contingencies

Shareholders’ Equity:
Preferred stock, par value $.10 per share; authorized 300,000 shares; none issued	—	—
Common stock, par value $.10 per share; 15,000,000 shares authorized; 8,008,632 shares issued and outstanding	801,000	801,000
Class B Stock, par value $.10 per share; 6,000,000 shares authorized; 1,509,238 shares issued and outstanding	151,000	151,000
Capital in excess of par value	10,428,000	10,292,000
Retained earnings	101,532,000	99,184,000

Total Shareholders’ Equity	112,912,000	110,428,000

Total Liabilities and Shareholders’ Equity	$119,280,000	$116,948,000

See accompanying Notes to Condensed Consolidated Financial Statements

GENCOR INDUSTRIES, INC.

Condensed Consolidated Statements of Operations

(Unaudited)

	For the Quarters Ended March 31,		For the Six Months Ended March 31,
	2014	2013	2014	2013

Net revenue	$14,541,000	$17,737,000	$24,560,000	$22,685,000

Costs and expenses:
Production costs	10,851,000	13,411,000	19,338,000	17,942,000
Product engineering and development	351,000	454,000	731,000	902,000
Selling, general and administrative	1,519,000	1,984,000	3,253,000	3,943,000

	12,721,000	15,849,000	23,322,000	22,787,000

Operating income (loss)	1,820,000	1,888,000	1,238,000	(102,000)

Other income (expense), net:
Interest and dividend income, net of fees	490,000	553,000	1,430,000	1,243,000
Net realized and unrealized gains on marketable securities	685,000	1,269,000	1,223,000	743,000
Other	6,000	—	(8,000)	15,000

	1,181,000	1,822,000	2,645,000	2,001,000

Income before income tax expense (benefit)	3,001,000	3,710,000	3,883,000	1,899,000
Income tax expense (benefit)	1,100,000	733,000	1,536,000	(102,000)

Net income	$1,901,000	$2,977,000	$2,347,000	$2,001,000

Basic Income per Common Share:
Net income per share	$0.20	$0.31	$0.25	$0.21

Diluted Income per Common Share:
Net income per share	$0.20	$0.31	$0.25	$0.21

See accompanying Notes to Condensed Consolidated Financial Statements

GENCOR INDUSTRIES, INC.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	For the Six Months Ended March 31,
	2014	2013
Cash flows from operations:
Net income	$2,347,000	$2,001,000
Adjustments to reconcile net income to cash provided by (used in) operating activities:
Purchases of marketable securities	(67,849,000)	(27,606,000)
Proceeds from sale and maturity of marketable securities	66,005,000	28,264,000
Change in fair value of marketable securities	(809,000)	(644,000)
Deferred income taxes	574,000	648,000
Depreciation and amortization	676,000	578,000
Provision for doubtful accounts	15,000	40,000
Stock-based compensation	136,000	124,000
Changes in assets and liabilities:
Accounts receivable	(4,000)	(122,000)
Costs and estimated earnings in excess of billings	(5,473,000)	(121,000)
Inventories	1,379,000	(1,597,000)
Prepaid expenses and other current assets	396,000	(948,000)
Accounts payable	241,000	384,000
Customer deposits	(2,000)	2,713,000
Accrued expenses and other	(940,000)	(40,000)

Total adjustments	(5,655,000)	1,673,000

Cash flows provided by (used in) operating activities	(3,308,000)	3,674,000

Cash flows used in investing activities:
Capital expenditures	(597,000)	(637,000)

Cash flows used in investing activities	(597,000)	(637,000)

Net increase (decrease) in cash	(3,905,000)	3,037,000
Cash and cash equivalents at:
Beginning of period	9,557,000	3,361,000

End of period	$5,652,000	$6,398,000

See accompanying Notes to Condensed Consolidated Financial Statements

GENCOR INDUSTRIES, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Note 1 – Basis of Presentation

The accompanying Condensed Consolidated Financial Statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all material adjustments (consisting of normal, recurring adjustments) considered necessary for a fair presentation have been included in the interim financial information. Operating results for the quarter and six months ended March 31, 2014 are not necessarily indicative of the results that may be expected for the year ending September 30, 2014.

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

The fair value of marketable equity securities, exchange traded funds, mutual funds and U.S. treasury bills are substantially based on quoted market prices (Level 1). Corporate and municipal bonds are valued using market standard valuation methodologies, including: discounted cash flow methodologies, matrix pricing or other similar techniques. The inputs to these market standard valuation methodologies include, but are not limited to: interest rates, credit standing of the issuer or counterparty, industry sector of the issuer, coupon rate, call provisions, maturity, estimated duration and assumptions regarding liquidity and estimated future cash flows. In addition to bond characteristics, the valuation methodologies incorporate market data, such as actual trades completed, bids and actual dealer quotes, where such information is available. Accordingly, the estimated fair values are based on available market information and judgments about financial instruments (Level 2). Fair values of the Level 2 investments are provided by the Company’s professional investment management firm.

The following table sets forth, by level, within the fair value hierarchy, the Company’s assets measured at fair value as of March 31, 2014:

	Fair Value Measurements
	Level 1	Level 2	Level 3	Total
Equities	$16,262,000	$—	$—	$16,262,000
Mutual Funds	24,017,000			24,017,000
Exchange Traded Funds	1,694,000			1,694,000
United States Treasury Bills	41,999,000			41,999,000
Cash and Money Funds	1,794,000			1,794,000

Total	$85,766,000	$—	$—	$85,766,000

Net unrealized gains included in the consolidated statement of operations for the quarter and six months ended March 31, 2014, on trading securities still held as of March 31, 2014, were $210,000 and $704,000, respectively. There were no transfers of investments between Level 1 and Level 2 during the six months ended March 31, 2014.

The following table sets forth, by level, within the fair value hierarchy, the Company’s assets measured at fair value as of September 30, 2013:

	Fair Value Measurements
	Level 1	Level 2	Level 3	Total
Equities	$12,634,000	$—	$—	$12,634,000
Mutual Funds	28,264,000	—	—	28,264,000
Exchange Traded Funds	5,162,000	—	—	5,162,000
Corporate Bonds	—	17,376,000	—	17,376,000
Municipal Bonds	—	15,555,000	—	15,555,000
United States Treasury Bills	2,000,000	—	—	2,000,000
Cash and Money Funds	2,122,000	—	—	2,122,000

Total	$50,182,000	$32,931,000	$—	$83,113,000

Net unrealized gains included in the consolidated statement of operations for the quarter and six months ended March 31, 2013, on trading securities still held as of March 31, 2013, were $1,470,000 and $1,307,000, respectively. Estimated interest accrued on the corporate and municipal bond portfolio was $399,000 at September 30, 2013. There were no transfers of investments between Level 1 and Level 2 during the six months ended March 31, 2013.

The carrying amounts of cash and cash equivalents, accounts receivable and accounts payable approximate fair value because of the short-term nature of these items.

Note 3 – Inventories

Inventories are valued at the lower of cost or market, with cost being determined principally by using the last-in, first-out (“LIFO”) method and market defined as replacement cost for raw materials and net realizable value for work in process and finished goods. Appropriate consideration is given to obsolescence, excessive levels, deterioration, possible alternative uses and other factors in determining net realizable value. The cost of work in process and finished goods includes materials, direct labor, variable costs and overhead. The Company evaluates the need to record inventory allowances on all inventories, including raw material, work in process, finished goods, spare parts and used equipment. Used equipment acquired by the Company on trade-in from customers is included in inventory and carried at estimated net realizable value. Unless specific circumstances warrant different treatment regarding inventory obsolescence, the cost basis of inventories three to four years old is reduced by 50%, while the cost basis of inventories four to five years old is reduced by 75%, and the cost basis of inventories greater than five years old is reduced to zero. Inventory is typically reviewed for obsolescence on an annual basis computed as of September 30, the Company’s fiscal year end. If significant known changes in trends, technology or other specific circumstances that warrant consideration occur during the year, then the impact on obsolescence is considered at that time. No such provisions were made during the quarter ended March 31, 2014.

Net inventories at March 31, 2014 and September 30, 2013 consist of the following:

	March 31, 2014	September 30, 2013
Raw materials	$6,836,000	$6,238,000
Work in process	1,464,000	3,307,000
Finished goods	4,045,000	4,054,000
Used equipment	402,000	527,000

	$12,747,000	$14,126,000

Note 4 – Costs and Estimated Earnings in Excess of Billings

There were no costs and estimated earnings in excess of billings on uncompleted contracts as of September 30, 2013. Costs and estimated earnings in excess of billings on uncompleted contracts as of March 31, 2014 consist of the following:

March 31, 2014
Costs incurred on uncompleted contracts	$5,043,000
Estimated earnings	2,398,000

7,441,000
Billings to date	1,968,000

Costs and estimated earnings in excess of billings	$5,473,000

Note 5 – Earnings per Share Data

The Condensed Consolidated Financial Statements include basic and diluted earnings per share information. The following table sets forth the computation of basic and diluted earnings per share for the quarters and six months ended March 31, 2014 and 2013:

	Quarter Ended March 31,		Six Months Ended March 31,
	2014	2013	2014	2013

Net Income	$1,901,000	$2,977,000	$2,347,000	$2,001,000

Common Shares:
Weighted average common shares outstanding	9,518,000	9,518,000	9,518,000	9,518,000
Effect of dilutive stock options	73,000	—	58,000	—

Diluted shares outstanding	9,591,000	9,518,000	9,576,000	9,518,000

Basic:
Net earnings per share	$0.20	$0.31	$0.25	$0.21

Diluted:
Net earnings per share	$0.20	$0.31	$0.25	$0.21

Basic earnings per share are based on the weighted average number of shares outstanding. Diluted earnings per share are based on the sum of the weighted average number of shares outstanding plus common stock equivalents. Weighted-average shares issuable upon the exercise of stock options included in the diluted earnings per share calculation for the quarter and six months ended March 31, 2014 were 339,000 and 330,000, respectively, which equates to 73,000 and 58,000 dilutive common stock equivalents, respectively. For the quarter and six months ended March 31, 2013, there were no common stock equivalents included in the diluted earnings per share calculations, as to do so would have been anti-dilutive. Weighted-average shares issuable upon the exercise of stock options, which were not included in the diluted earnings per share calculation because they were anti-dilutive, were

16,000 and 7,000, respectively, for the quarter and six months ended March 31, 2014, and 325,500 for the quarter and six months ended March 31, 2013.

Note 6 – Customers with 10% (or greater) of Net Revenues

During the quarter ended March 31, 2014, 24.7% of net revenues were from entities owned by one global company versus 26.7% for the quarter ended March 31, 2013. For the six months ended March 31, 2014, 22.3% of net revenues were from entities owned by one global company versus 21.6% for the six months ended March 31, 2013.

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

Because the Company’s products are sold primarily to the highway construction industry, the business is seasonal in nature. Traditionally, the Company’s customers do not purchase new equipment for shipment during the summer and fall months to avoid disrupting their peak season for highway construction and repair work. The majority of orders for the Company’s products are thus received between October and February, with a significant volume of shipments occurring prior to June. The principal factors driving demand for the Company’s products are the overall economic conditions, the level of government funding for domestic highway construction and repair, infrastructure development in emerging economies, the need for spare parts, fluctuations in the price of crude oil (liquid asphalt, as well as fuel costs), and a trend towards larger plants, resulting from industry consolidation.

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

The Canadian government enacted major infrastructure stimulus programs, which benefitted the Company in prior years. In 2007, the Building Canada Plan provided $33 billion in infrastructure funding through 2014. As part of the Building Canada Plan, the Gas Tax Fund was approved in 2009, providing $2 billion in annual infrastructure spending.

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

Results of Operations

Quarter Ended March 31, 2014 versus March 31, 2013

Net revenues for the quarters ended March 31, 2014 and 2013 were $14,541,000 and $17,737,000, respectively, a decrease of $3,196,000 or 18.0%. The domestic highway construction industry continues to remain cautious on the shortfall in Federal funding of the Highway Trust Fund.

As a percent of sales, gross profit margins increased from 24.4% in the quarter ended March 31, 2013 to 25.4% in the quarter ended March 31, 2014. The gross margin increase was primarily due to improved manufacturing efficiencies in the second quarter of 2014.

Product engineering and development expenses decreased $103,000 to $351,000 in the quarter ended March 31, 2014, primarily from reduced headcount. Selling, general and administrative expenses decreased $465,000 in the quarter ended March 31, 2014. In February 2014, the Company collected $393,000 on a receivable which had been fully reserved in prior years. The $393,000 was recorded as a reduction in selling, general and administrative expenses in the quarter ended March 31, 2014.

The Company had operating income of $1,820,000 for the quarter ended March 31, 2014 versus $1,888,000 for the quarter ended March 31, 2013. The negative impact on operating income of lower sales was partially offset by improved gross margins and reduced product engineering and development expenses and selling, general and administrative expenses.

For the quarter ended March 31, 2014, investment interest and dividend income, net of fees, from the investment portfolio was $490,000 as compared to $553,000 for the quarter ended March 31, 2013. The net realized and unrealized gains on marketable securities were $685,000 for the quarter ended March 31, 2014 versus $1,269,000 for the quarter ended March 31, 2013.

The effective income tax rate for the quarter ended March 31, 2014 was 36.7% versus 19.8% for the quarter ended March 31, 2013. The effective income tax rate in 2013 was positively impacted by a $750,000 research and development tax credit on amended returns filed for tax years 2006 through 2008. In addition to the benefit of the research and development tax credits on the fiscal 2013 tax expense, the effective income tax rates for both years were impacted by tax-exempt interest income and premium amortization on municipal bonds.

Net income for the quarter ended March 31, 2014 was $1,901,000 versus $2,977,000 for the quarter ended March 31, 2013. The reduced net income was primarily due to lower sales and the positive impact of the tax credits on the 2013 results.

Six Months Ended March 31, 2014 versus March 31, 2013

Net sales for the six months ended March 31, 2014 and 2013 were $24,560,000 and $22,685,000, respectively, an increase of 8.3%.

Gross profit margins increased to 21.3% in the six months ended March 31, 2014 from 20.9% in the six months ended March 31, 2013. The improved gross margins resulted from increased sales and improved manufacturing efficiencies.

Product engineering and development expenses decreased $171,000 primarily from reduced headcount. Selling, general and administrative expenses decreased $690,000 in the six months ended March 31, 2014 compared to the six months ended March 31, 2013 due primarily to the $393,000 recovery of a previously reserved receivable, reduced advertising and travel expenses related to construction industry events and the timing of professional fees.

The Company had operating income of $1,238,000 for the six months ended March 31, 2014 versus an operating loss of $(102,000) for the six months ended March 31, 2013. The improved operating results were due to higher sales and reduced selling, general and administrative expenses.

For the six months ended March 31, 2014, investment interest and dividend income, net of fees, from the investment portfolio was $1,430,000 as compared to $1,243,000 in the 2013 comparable period. The net realized and unrealized gains on marketable securities were $1,223,000 for the six months ended March 31, 2014 versus net realized and unrealized gains of $743,000 for the six months ended March 31, 2013.

The effective income tax rate for the six months ended March 31, 2014 was 39.6% versus a benefit of (5.4%) for the six months ended March 31, 2013. The effective income tax rate in 2014 was impacted by a $129,000 increase in the prior year federal tax provision estimate. The effective income tax rate in 2013 was positively impacted by a $750,000 research and development tax credit on amended returns filed for tax years 2006 through 2008. In addition, the effective income tax rates for both years were impacted by tax-exempt interest income and premium amortization on municipal bonds.

Liquidity and Capital Resources

The Company does not currently require a credit facility but continues to review and evaluate its needs and options for such a facility.

The Company had no long-term or short-term debt outstanding at March 31, 2014 or September 30, 2013. As of March 31, 2014, the Company has funded $135,000 in cash deposits at insurance companies to cover related collateral needs.

As of March 31, 2014, the Company had $5,652,000 in cash and cash equivalents, and $85,766,000 in marketable securities, including $16,262,000 in equities, $24,017,000 in mutual funds, $1,694,000 in exchange traded funds, $41,999,000 in U.S. Treasury Bills and $1,794,000 in cash and money funds . These marketable securities are invested through a global professional investment management firm. These securities may be liquidated at any time into cash and cash equivalents.

The Company’s working capital (defined as current assets less current liabilities) was equal to $105.9 million at March 31, 2014 and $102.8 million at September 30, 2013. Cash used in operations during the six months ended March 31, 2014 was $3,308,000. Costs and estimated earnings in excess of billings increased $5.5 million reflecting jobs in progress at March 31, 2014 compared to no percentage-of-completion jobs qualifying for revenue recognition at September 30, 2013. Inventories decreased $1.4 million as prior stock build was used to satisfy current sales demands. Accrued expenses and other decreased $940,000 as the Company paid out estimated taxes related to fiscal 2013.

Cash flows used in investing activities for the six months ended March 31, 2014 of $597,000 were related to capital expenditures. There were no cash disbursements or receipts related to financing activities during the six months ended March 31, 2014.

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

Revenues & Expenses

Revenues from contracts for the design, manufacture and sale of asphalt plants are recognized under the percentage-of-completion method. The percentage-of-completion method of accounting for these contracts recognizes revenue, net of any promotional discounts, and costs in proportion to actual labor costs incurred as compared with total estimated labor costs expected to be incurred during the entire contract. Pre-contract costs are expensed as incurred. Changes to total estimated contract costs or losses, if any, are recognized in the period in which they are determined. Revenue recognized in excess of amounts billed is classified as current assets under “costs and estimated earnings in excess of billings.” The Company anticipates that all incurred costs associated with these contracts at March 31, 2014 will be billed and collected within one year.

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

Inventories

Inventories are valued at the lower of cost or market, with cost being determined principally by using the last-in, first-out (“LIFO”) method and market defined as replacement cost for raw materials and net realizable value for work in process and finished goods. Appropriate consideration is given to obsolescence, excessive levels, deterioration, possible alternative uses and other factors in determining net realizable value. The cost of work in process and finished goods includes materials, direct labor, variable costs and overhead. The Company evaluates the need to record inventory adjustments on all inventories, including raw material, work in process, finished goods, spare parts and used equipment. Used equipment acquired by the Company on trade-in from customers is carried at estimated net realizable value. Unless specific circumstances warrant different treatment regarding inventory obsolescence, the cost basis of inventories three to four years old are reduced by 50%, while the cost basis of inventories four to five years old are reduced by 75%, and the cost basis of inventories greater than five years old are reduced to zero. Inventory is typically reviewed for obsolescence on an annual basis computed as of September 30, the Company’s fiscal year end. If significant known changes in trends, technology or other specific circumstances that warrant consideration occur during the year, then the impact on obsolescence is considered at that time.

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

At March 31, 2014 and September 30, 2013 the Company had no debt outstanding. The Company’s marketable securities are invested primarily in stocks, U.S. treasury bills, mutual funds and exchange traded funds through a global professional investment management firm. Investment securities are exposed to various risks such as interest rate, market and credit risks. Due to the level of risk associated with investment securities it is possible that changes in these risk factors could have an adverse material impact on the Company’s results of operations or equity.

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

Because of inherent limitations, the Company’s disclosure controls and procedures, no matter how well-designed and operated, can provide only reasonable, and not absolute, assurance that the objectives of such disclosure controls and procedures are met and no evaluation can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected.

Changes in Internal Control over Financial Reporting

The Company’s management, including the Chief Executive Officer and Principal Financial and Accounting Officer, has reviewed the Company’s internal control over financial reporting. There were no changes in the Company’s internal control over financial reporting during the quarter and six months ended March 31, 2014 that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Part II. Other Information

Item 6. Exhibits

(a)	Exhibits

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a – 14(a) of the Securities Exchange Act of 1934, as amended

31.2	Certification of Principal Financial and Accounting Officer Pursuant to Rule 13a – 14(a) of the Securities Exchange Act of 1934, as amended

32	Certifications of Chief Executive Officer and Principal Financial and Accounting Officer Pursuant to 18 U. S. C. Section 1350.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation Linkbase

101.DEF	XBRL Taxonomy Extension Definition Linkbase

101.LAB	XBRL Taxonomy Extension Label Linkbase

101.PRE	XBRL Taxonomy Extension Presentation Linkbase

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

GENCOR INDUSTRIES, INC.

/s/ E. J. Elliott
E. J. Elliott Chairman and Chief Executive Officer

May 9, 2014

/s/ Eric E. Mellen
Eric E. Mellen
Chief Financial Officer (Principal Financial and Accounting Officer)

May 9, 2014