Form 10-Q
period 2014-06-30
GENCOR INDUSTRIES INC
filed 2014-08-05
CIK 64472

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2014

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

Large accelerated filer	☐	Accelerated Filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller Reporting Company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No   ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at August 4, 2014
Common stock, $.10 par value	8,008,632 shares
Class B stock, $.10 par value	1,509,238 shares

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

Part I. Financial Information

GENCOR INDUSTRIES, INC.

Condensed Consolidated Balance Sheets

	June 30, 2014 (Unaudited)	September 30, 2013
ASSETS
Current Assets:
Cash and cash equivalents	$9,737,000	$9,557,000
Marketable securities at fair value (cost $83,606,000 at June 30, 2014 and $81,165,000 at September 30, 2013)	87,592,000	83,113,000
Accounts receivable, less allowance for doubtful accounts of $247,000 at June 30, 2014 and $309,000 at September 30, 2013	1,149,000	1,200,000
Costs and estimated earnings in excess of billings	411,000	—
Inventories, net	12,615,000	14,126,000
Prepaid expenses and other current assets	625,000	795,000

Total Current Assets	112,129,000	108,791,000

Property and equipment, net	7,391,000	8,079,000
Other assets	70,000	78,000

Total Assets	$119,590,000	$116,948,000

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$1,045,000	$1,283,000
Customer deposits	330,000	1,943,000
Accrued expenses and other current liabilities	2,226,000	2,810,000

Total Current Liabilities	3,601,000	6,036,000

Deferred and other income taxes	1,351,000	484,000

Total Liabilities	4,952,000	6,520,000

Commitments and contingencies
Shareholders’ equity:
Preferred stock, par value $.10 per share; authorized 300,000 shares; none issued	—	—
Common stock, par value $.10 per share; 15,000,000 shares authorized; 8,008,632 shares issued and outstanding	801,000	801,000
Class B Stock, par value $.10 per share; 6,000,000 shares authorized; 1,509,238 shares issued and outstanding	151,000	151,000
Capital in excess of par value	10,491,000	10,292,000
Retained earnings	103,195,000	99,184,000

Total Shareholders’ Equity	114,638,000	110,428,000

Total Liabilities and Shareholders’ Equity	$119,590,000	$116,948,000

See accompanying Notes to Condensed Consolidated Financial Statements

GENCOR INDUSTRIES, INC.

Condensed Consolidated Statements of Operations

(Unaudited)

	For the Quarters Ended June 30,		For the Nine Months Ended June 30,
	2014	2013	2014	2013

Net revenue	$10,547,000	$18,690,000	$35,107,000	$41,375,000

Costs and expenses:
Production costs	8,266,000	13,720,000	27,604,000	31,662,000
Product engineering and development	352,000	420,000	1,083,000	1,322,000
Selling, general and administrative	1,557,000	1,867,000	4,810,000	5,810,000

	10,175,000	16,007,000	33,497,000	38,794,000

Operating income	372,000	2,683,000	1,610,000	2,581,000

Other income (expense), net:
Interest and dividend income, net of fees	168,000	516,000	1,598,000	1,759,000
Net realized and unrealized gains on marketable securities	1,658,000	145,000	2,881,000	888,000
Other	442,000	18,000	434,000	33,000

	2,268,000	679,000	4,913,000	2,680,000

Income before income tax expense	2,640,000	3,362,000	6,523,000	5,261,000
Income tax expense	977,000	873,000	2,513,000	771,000

Net Income	$1,663,000	$2,489,000	$4,010,000	$4,490,000

Basic Income per Common Share:
Net income per share	$0.17	$0.26	$0.42	$0.47

Diluted Income per Common Share:
Net income per share	$0.17	$0.26	$0.42	$0.47

See accompanying Notes to Condensed Consolidated Financial Statements

GENCOR INDUSTRIES, INC.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	For the Nine Months Ended June 30,
	2014	2013

Cash flows from operations:
Net income	$4,010,000	$4,490,000
Adjustments to reconcile net income to cash provided by operating activities:
Purchases of marketable securities	(220,103,000)	(52,657,000)
Proceeds from sale and maturity of marketable securities	218,082,000	52,762,000
Change in fair value of marketable securities	(2,458,000)	(753,000)
Deferred income taxes	867,000	1,694,000
Depreciation and amortization	1,029,000	881,000
Net gains on disposal of property and equipment	(417,000)	—
Provision for doubtful accounts	40,000	40,000
Stock-based compensation	199,000	184,000
Changes in assets and liabilities:
Accounts receivable	11,000	24,000
Costs and estimated earnings in excess of billings	(411,000)	783,000
Inventories	1,511,000	24,000
Prepaid expenses and other current assets	170,000	(1,475,000)
Accounts payable	(238,000)	(186,000)
Customer deposits	(1,613,000)	1,089,000
Accrued expenses and other	(583,000)	(663,000)

Total adjustments	(3,914,000)	1,747,000

Cash flows provided by operating activities	96,000	6,237,000

Cash flows provided by (used in) investing activities:
Capital expenditures	(601,000)	(1,107,000)
Proceeds from sale of property and equipment	685,000	—

Cash flows provided by (used in) investing activities	84,000	(1,107,000)

Net increase in cash	180,000	5,130,000
Cash at:
Beginning of period	9,557,000	3,361,000

End of period	$9,737,000	$8,491,000

See accompanying Notes to Condensed Consolidated Financial Statements

GENCOR INDUSTRIES, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Note 1 - Basis of Presentation

The accompanying condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all material adjustments (consisting of normal, recurring adjustments) considered necessary for a fair presentation have been included in the interim financial information. Operating results for the quarter and nine months ended June 30, 2014 are not necessarily indicative of the results that may be expected for the year ending September 30, 2014.

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

Note 2 - Marketable Securities

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

The following table sets forth, by level, within the fair value hierarchy, the Company’s marketable securities measured at fair value as of June 30, 2014:

	Fair Value Measurements
	Level 1	Level 2	Level 3	Total
Equities	$18,944,000	$—	$—	$18,944,000
Mutual Funds	24,608,000	—	—	24,608,000
Exchange Traded Funds	2,010,000	—	—	2,010,000
United States Treasury Bills	40,000,000	—	—	40,000,000
Cash	2,030,000	—	—	2,030,000

Total	$87,592,000	$—	$—	$87,592,000

Net unrealized gains included in the consolidated statement of operations for the quarter and nine months ended June 30, 2014, on trading securities still held as of June 30, 2014, were $1,334,000 and $2,038,000, respectively. There were no transfers of investments between Level 1 and Level 2 during the nine months ended June 30, 2014.

The following table sets forth, by level, within the fair value hierarchy, the Company’s marketable securities measured at fair value as of September 30, 2013:

	Fair Value Measurements
	Level 1	Level 2	Level 3	Total
Equities	$12,634,000	$—	$—	$12,634,000
Mutual Funds	28,264,000	—	—	28,264,000
Exchange Traded Funds	5,162,000	—	—	5,162,000
Corporate Bonds	—	17,376,000	—	17,376,000
Municipal Bonds	—	15,555,000	—	15,555,000
United States Treasury Bills	2,000,000	—	—	2,000,000
Cash	2,122,000	—	—	2,122,000

Total	$50,182,000	$32,931,000	$—	$83,113,000

Net unrealized gains and (losses) included in the consolidated statement of operations for the quarter and nine months ended June 30, 2013, on trading securities still held as of June 30, 2013, were $(832,000) and $475,000, respectively. Estimated interest accrued on the corporate and municipal bond portfolio was $399,000 at September 30, 2013. There were no transfers of investments between Level 1 and Level 2 during the nine months ended June 30, 2013.

The carrying amounts of cash and cash equivalents, accounts receivable and accounts payable approximate fair value because of the short-term nature of these items.

Note 3 – Inventories

Inventories are valued at the lower of cost or market, with cost being determined principally by using the last-in, first-out (“LIFO”) method and market defined as replacement cost for raw materials and net realizable value for work in process and finished goods. Appropriate consideration is given to obsolescence, excessive levels, deterioration, possible alternative uses and other factors in determining net realizable value. The cost of work in process and finished goods includes materials, direct labor, variable costs and overhead. The Company evaluates the need to record inventory allowances on all inventories, including raw material, work in process, finished goods, spare parts and used equipment. Used equipment acquired by the Company on trade-in from customers is carried at estimated net realizable value. Unless specific circumstances warrant different treatment regarding inventory obsolescence, the cost basis of inventories three to four years old is reduced by 50%, while the cost basis of inventories four to five years old is reduced by 75%, and the cost basis of inventories greater than five years old is reduced to zero. Inventory is typically reviewed for obsolescence on an annual basis computed as of September 30, the Company’s fiscal year end. If significant known changes in trends, technology or other specific circumstances that warrant consideration occur during the year, then the impact on obsolescence is considered at that time. No such provisions were made during the quarter and nine months ended June 30, 2014.

Net inventories at June 30, 2014 and September 30, 2013 consist of the following:

	June 30, 2014	September 30, 2013
Raw materials	$6,002,000	$6,238,000
Work in process	2,218,000	3,307,000
Finished goods	4,121,000	4,054,000
Used equipment	274,000	527,000

	$12,615,000	$14,126,000

Note 4 – Costs and Estimated Earnings in Excess of Billings

There were no costs and estimated earnings in excess of billings on uncompleted contracts as of September 30, 2013. Costs and estimated earnings in excess of billings on uncompleted contracts as of June 30, 2014 consist of the following:

June 30, 2014
Costs incurred on uncompleted contracts	$2,667,000
Estimated earnings	1,240,000

3,907,000
Billings to date	3,496,000

Costs and estimated earnings in excess of billings	$411,000

Note 5 – Earnings per Share Data

The following table sets forth the computation of basic and diluted earnings per share for the quarters and nine months ended June 30, 2014 and 2013:

	Quarter Ended June 30,		Nine Months Ended June 30,
	2014	2013	2014	2013

Net Income	$1,663,000	$2,489,000	$4,010,000	$4,490,000

Common Shares:
Weighted average common shares outstanding	9,518,000	9,518,000	9,518,000	9,518,000
Effect of dilutive stock options	84,000	—	66,000	—

Diluted shares outstanding	9,602,000	9,518,000	9,584,000	9,518,000

Basic:
Net earnings per share	$0.17	$0.26	$0.42	$0.47

Diluted:
Net earnings per share	$0.17	$0.26	$0.42	$0.47

Basic earnings per share are based on the weighted average number of shares outstanding. Diluted earnings per share are based on the sum of the weighted average number of shares outstanding plus common stock equivalents. Weighted-average shares issuable upon the exercise of stock options included in the diluted earnings per share calculation for the quarter and nine months ended June 30, 2014 were 346,000 and 335,000, respectively, which equates to 84,000 and 66,000 dilutive common stock equivalents, respectively. For the quarter and nine months ended June 30, 2013, there were no common stock equivalents included in the diluted earnings per share calculations, as to do so would have been anti-dilutive. Weighted-average shares issuable upon the exercise of stock options, which were not included in the diluted earnings per share calculation because they were anti-dilutive, were zero and 11,000, respectively, for the quarter and nine months ended June 30, 2014, and 346,000 for the quarter and nine months ended June 30, 2013.

Note 6 – Customers with 10% (or greater) of Net Revenues

Approximately 6% of net revenues in the June 30, 2014 quarter and 2% of net revenues for the June 30, 2013 quarter were from entities owned by a global company. For the nine months ended June 30, 2014 and June 30, 2013, this company represented 17% and 13% of net revenues, respectively.

Note 7 – Disposal of Property in the United Kingdom

In May 2014, the Company sold its property in the United Kingdom which had been used as an operating facility through June 2009. Net proceeds from the sale of the property were $685,000. The Company recognized a gain on the sale of this property of $442,000 which is included as other income in the accompanying Condensed Consolidated Statement of Operations for the quarter and nine months ended June 30, 2014.

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

On July 6, 2012, President Obama signed a $118 billion transportation bill, Moving Ahead for Progress in the 21st Century Act (“MAP-21”). MAP-21 included a final three-month extension of the previous SAFETEA-LU bill at then current spending levels combined with a new two-year, $105 billion authorization of the federal highway, transit, and safety programs effective October 1, 2012. The bill provided states with two years of funding to build roads, bridges, and transit systems. On July 31, 2014 Senate approved the House version of a $10.8 billion short-term bill to fund Federal highway and Mass-transit programs through May 31, 2015. The bill will go to President Obama for signature. The level of future domestic highway construction funding is uncertain. Future funding may be at lower levels than in the past.

The Canadian government enacted major infrastructure stimulus programs, which benefitted the Company in prior years. In 2007, the Building Canada Plan provided $33 billion in infrastructure funding through 2014. As part of the Building Canada Plan, the Gas Tax Fund was approved in 2009, providing $2 billion in annual infrastructure spending.

Nominal domestic economic growth and the lack of a fully funded, multi-year federal highway bill have resulted in reduced capital equipment purchases within the Company’s served markets. This continues to have an adverse impact on sales and pricing pressures on the Company’s products, resulting in lower revenues and margins.

In addition to government funding and the overall economic conditions, fluctuations in the price of oil, which is a major cost of asphalt mix, may affect the Company’s financial performance. An increase in the price of oil increases the cost of liquid asphalt and could, therefore, decrease demand for hot mix asphalt paving materials and certain of the Company’s products. Increases in oil prices also drive up the cost of gasoline, which results in increased freight costs. Where possible, the Company will pass increased freight costs on to its customers. However, the Company may not be able to recapture all of the increased costs and thus could have a negative impact on the Company’s financial performance.

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

For the long term, the Company believes the strategy of continuing to invest in product engineering and development and its focus on delivering a high-quality product and superior service will strengthen the Company’s market position when demand for its products rebound. In response to the current outlook, the Company continues to take actions to conserve cash, right-size its operations and cost structure, and will continue to do so until conditions in the industry improve. These actions included adjustments to workforce, reduced purchasing and reductions in selling, general, and administrative expenses. The Company continues to review its internal processes to identify inefficiencies and cost reduction opportunities. The Company will continue to scrutinize its relationships with external suppliers to ensure it is achieving the highest quality materials and services at the most competitive cost.

Results of Operations

Quarter Ended June 30, 2014 versus June 30, 2013

Net revenue for the quarter ended June 30, 2014 was $10,547,000, as compared to $18,690,000 for the quarter ended June 30, 2013, a decrease of 43.6%. Net revenues declined from the prior year, as the domestic highway construction industry continues to remain cautious due to the shortfall in Federal funding of the Highway Trust Fund and the lack of an approved multi-year highway bill after September 30, 2014.

As a percent of net revenue, gross profit margins decreased from 26.6% in the quarter ended June 30, 2013 to 21.6% in the quarter ended June 30, 2014. Gross margins decreased in the quarter on lower production volumes.

Product engineering and development expenses decreased $68,000 to $352,000 in the quarter ended June 30, 2014, as compared to the quarter ended June 30, 2013, on reduced headcount. Selling, general and administrative expenses decreased $310,000 to $1,557,000 in the quarter ended June 30, 2014, compared to $1,867,000 in the quarter ended June 30, 2013. The decrease was primarily due to reduced commissions on lower revenues and the timing of certain professional fees.

The Company had operating income of $372,000 for the quarter ended June 30, 2014 versus operating income of $2,683,000 for the quarter ended June 30, 2013. The reduced operating income was due to lower revenues and gross margins.

For the quarter ended June 30, 2014, investment interest and dividend income, net of fees, from the investment portfolio was $168,000, as compared to $516,000 in the quarter ended June 30, 2013. The lower interest and dividend income was due to the sale of the corporate and municipal bonds in March 2014. The resulting proceeds from sale of these investments were reinvested in United States treasury bills. The net realized and unrealized gains on marketable securities were $1,658,000 for the quarter ended June 30, 2014 versus net realized and unrealized gains of $145,000 for the quarter ended June 30, 2013. During the quarter ended June 30, 2014, the Company recognized in other income a gain of $442,000 on the disposal of property in the Untied Kingdom which was previously used as an operating facility.

The effective income tax rate for the quarter ended June 30, 2014 was 37.0% versus 26.0% for the quarter ended June 30, 2013. The effective income tax rate in 2013 was positively impacted by a $350,000 research and development tax credit on amended returns filed for the Company’s 2009 tax year. In addition to the positive impact of the research and development tax credits on the fiscal 2013 tax expense, the effective income tax rate for fiscal 2013 also decreased by the impact of tax-exempt interest income and premium amortization on municipal bonds.

Net income for the quarter ended June 30, 2014 was $1,663,000 versus $2,489,000 for the quarter ended June 30, 2013. The reduced net income in 2014 was primarily due to lower revenues and gross margins partially offset by higher realized and unrealized gains on marketable securities, and the positive impact of the tax credits on the 2013 results.

Nine Months Ended June 30, 2014 versus June 30, 2013

Net revenue for the nine months ended June 30, 2014 and 2013 were $35,107,000 and $41,375,000, respectively, a decrease of 15.1%. Net revenues declined from the prior year, as the domestic highway construction industry continues to remain cautious due to the shortfall in Federal funding of the Highway Trust Fund and the lack of an approved multi-year highway bill after September 30, 2014.

As a percent of net revenue, gross profit margins decreased to 21.4% in the nine months ended June 30, 2014 from 23.5% in the nine months ended June 30, 2013. The lower gross margins resulted from the lower production volumes.

Product engineering and development expenses decreased $239,000, on reduced headcount. Selling, general and administrative expenses decreased $1,000,000 in the nine months ended June 30, 2014, compared to the nine months ended June 30, 2013, due primarily to the $393,000 second fiscal quarter recovery of a previously reserved receivable, reduced commission on reduced sales, reduced advertising and travel expenses related to construction industry events and the timing of professional fees.

The Company had operating income of $1,610,000 for the nine months ended June 30, 2014 versus operating income of $2,581,000 for the nine months ended June 30, 2013. The reduced operating results were primarily due to lower net revenues and gross margins.

For the nine months ended June 30, 2014, investment interest and dividend income, net of fees, from the investment portfolio was $1,598,000, as compared to $1,759,000 in the 2013 comparable period. The net realized and unrealized gains on marketable securities were $2,881,000 for the nine months ended June 30, 2014 versus net realized and unrealized gains of $888,000 for the nine months ended June 30, 2013. During the nine months ended June 30, 2014, the Company recognized in other income a gain of $442,000 on the disposal of property in the United Kingdom which was previously used as an operating facility.

The effective income tax rate for the nine months ended June 30, 2014 was 38.5% versus 14.7% for the nine months ended June 30, 2013. The effective income tax rate in 2014 was impacted by a $129,000 increase in the prior year federal tax provision estimate. The effective income tax rate in 2013 was positively impacted by $1,100,000 in research and development tax credits on amended returns filed for tax years 2006 through 2009. In addition to the positive impact of the research and development tax credits on the fiscal 2013 tax expense, the effective income tax rates for both years were impacted by tax-exempt interest income and premium amortization on municipal bonds.

Net income for the nine months ended June 30, 2014 was $4,010,000 versus $4,490,000 for the nine months ended June 30, 2013.

Liquidity and Capital Resources

The Company does not currently require a credit facility but continues to review and evaluate its needs and options for such a facility.

The Company had no long-term or short-term interest bearing debt outstanding at June 30, 2014 or September 30, 2013. As of June 30, 2014, the Company has funded $135,000 in cash deposits at insurance companies to cover related collateral needs.

As of June 30, 2014, the Company had $9,737,000 in operating cash and cash equivalents, and $87,592,000 in its investment portfolio, including $18,944,000 in equities, $24,608,000 in mutual funds, $40,000,000 in United States treasury bills, $2,010,000 in exchange traded funds and $2,030,000 in cash. The investment portfolio is managed by a global professional investment management firm. The securities in the portfolio may be liquidated into cash at any time.

The Company’s working capital (defined as current assets less current liabilities) was $108.5 million at June 30, 2014 and $102.8 million at September 30, 2013. Cash provided by operations during the nine months ended June 30, 2014 was $96,000. The significant purchases, sales and maturities of marketable securities shown on the condensed consolidated statement of cash flows in 2014 reflects the sale of all corporate and municipal bonds in March 2014 and subsequent recurring purchase and sale of United States treasury bills with 30 day maturities. The net gains on disposal of property and equipment primarily relates to the sale of the UK property. For the nine months ended June 30, 2014, inventories decreased $1.5 million as prior stock build was used to satisfy current sales demands. Accrued expenses and other decreased $583,000, as the Company paid out estimated taxes related to fiscal 2013. Customer deposits decreased, as down payments were applied to completed projects.

Cash flows provided by investing activities for the nine months ended June 30, 2014 of $84,000 included $685,000 of proceeds related to the sale of the UK property and $(601,000) related to capital expenditures on manufacturing equipment. There were no cash disbursements or receipts related to financing activities during the nine months ended June 30, 2014.

Seasonality

The Company’s operations are concentrated in the asphalt-related business and are typically subject to a seasonal slow-down during the third and fourth quarters of the calendar year. This slow-down often results in lower revenues, and earnings or losses during the first and fourth quarters of each fiscal year ended September 30.

Customers with 10% (or greater) of Net Revenues

Approximately 6% of net revenues in the June 30, 2014 quarter and 2% of net revenues for the June 30, 2013 quarter were from entities owned by a global company. For the nine months ended June 30, 2014 and June 30, 2013, this company represented 17% and 13% of total net revenue, respectively.

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

Revenues & Expenses

Revenues from contracts for the design, manufacture and sale of asphalt plants are recognized under the percentage-of-completion method. The percentage-of-completion method of accounting for these contracts recognizes revenue, net of any promotional discounts, and costs in proportion to actual labor costs incurred, as compared with total estimated labor costs expected to be incurred during the entire contract. Pre-contract costs are expensed as incurred. Changes to total estimated contract costs or losses, if any, are recognized in the period in which they are determined. Revenue recognized in excess of amounts billed is classified as current assets under “costs and estimated earnings in excess of billings.” The Company anticipates that all incurred costs associated with these contracts at June 30, 2014 will be billed and collected within one year.

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

At June 30, 2014 and September 30, 2013, the Company had no interest-bearing debt outstanding. The Company’s marketable securities are invested primarily in stocks, U.S. treasury bills, mutual funds and exchange traded funds through a professional investment management firm. Investment securities are exposed to various risks, such as interest rate, market and credit risks. Due to the level of risk associated with investment securities, it is possible that changes in these risk factors could have an adverse, material impact on the Company’s results of operations or equity.

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

Changes in Internal Control over Financial Reporting

The Company’s management, including the Chief Executive Officer and Chief Financial Officer, has reviewed the Company’s internal control over financial reporting. There were no changes in the Company’s internal control over financial reporting during the quarter and nine months ended June 30, 2014 that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

August 5, 2014

/s/ Eric E. Mellen
Eric E. Mellen
Chief Financial Officer
(Principal Financial and Accounting Officer)

August 5, 2014