Form 10-K
period 2014-09-30
GENCOR INDUSTRIES INC
filed 2014-12-09
CIK 64472

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10 – K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended September 30, 2014

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes    ☒  No

The aggregate market value of the common equity held by non-affiliates computed by reference to the price at which the common equity was last sold as of the last business day of the most recently completed second fiscal quarter was $69,389,200.

Indicate the number of shares outstanding of each of the Registrant’s classes of Common Stock, as of the latest practicable date: 8,010,132 shares of Common Stock ($.10 par value) and 1,509,238 shares of Class B Stock ($.10 par value) as of December 2, 2014.

DOCUMENTS INCORPORATED BY REFERENCE

Part III of this Form 10-K is incorporated by reference from the Registrant’s 2015 Proxy Statement for the Annual Meeting of the Stockholders.

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

Sales Backlog

The Company’s manufacturing processes allow for a relatively short turnaround from the order date to shipment date of usually less than ninety days. Therefore, the size of the Company’s backlog should not be viewed as an indicator of the Company’s annualized revenues or future financial results. The Company’s backlog was approximately $5.5 million and $10.0 million as of December 1, 2014 and December 1, 2013, respectively.

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

Employees

As of September 30, 2014, the Company employed a total of 222 employees. The Company has a collective bargaining agreement covering production and maintenance employees at its Marquette, Iowa facility. The remaining employees are not represented by a labor union or collective bargaining agreement.

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

In fiscal years 2014 and 2013 the Company depended on one customer for a significant portion of its revenue. The loss of this relationship could have adverse consequences on the Company’s future business.

The percentage of the Company’s net revenue that was derived from sales to one customer was 16% in fiscal 2014 and 11% in fiscal 2013.

If the Company fails to comply with requirements relating to internal control over financial reporting under Section 404 of the Sarbanes-Oxley Act, the business could be harmed and its stock price could decline.

Rules adopted by the Securities and Exchange Commission pursuant to Section 404 of the Sarbanes-Oxley Act of 2002 require the Company to assess its internal control over financial reporting annually. The rules governing the standards that must be met for management to assess its internal control over financial reporting are complex. They require significant documentation, testing, and possible remediation of any significant deficiencies in and/or material weaknesses of internal controls in order to meet the detailed standards under these rules. The Company has evaluated its internal control over financial reporting as effective as of September 30, 2014. See Item 9A – Controls and Procedures – Management’s Annual Report on Internal Control over Financial Reporting. Although the Company has evaluated its internal control over financial reporting as effective as of September 30, 2014, in future fiscal years, the Company may encounter unanticipated delays or problems in assessing its internal control over financial reporting as effective or in completing its assessments by the required dates. In addition, the Company cannot assure you that its independent registered public accountants will attest that internal control over financial reporting are effective in future fiscal years. If the Company cannot assess its internal control over financial reporting as effective, investor confidence and share value may be negatively impacted.

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

The Company’s quarterly operating results have varied significantly in the past and are likely to vary significantly from quarter to quarter in the future. As a result, the Company’s operating results may fall below the expectations of securities analysts and investors in some quarters, which could result in a decrease in the market price of its common stock. The reasons the Company’s quarterly results may fluctuate include:

•	General competitive and economic conditions

•	Delays in, or uneven timing in, delivery of customer orders

•	The seasonal nature of the industry

•	The fluctuations in market value of its securities portfolio

•	The introduction of new products by the Company or its competitors

•	Product supply shortages

•	Reduced demand due to adverse weather conditions

•	Expiration or renewal of Federal highway programs, and

•	Changes to state or Canadian provincial programs.

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

The following table lists the operating properties owned by the Company as of September 30, 2014:

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

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters submitted during the fourth quarter of this fiscal year to a vote of security holders.

PART II

ITEM 5.	MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER’S PURCHASES OF EQUITY SECURITIES

The Company’s stock has been traded on the NASDAQ Global Market under the symbol “GENC” since December 20, 2007.

Following are the high and low closing prices for the Company’s common stock for the periods indicated:

2014	HIGH	LOW
First Quarter	$9.72	$8.35
Second Quarter	$11.62	$8.96
Third Quarter	$11.19	$9.47
Fourth Quarter	$11.58	$9.80

2013	HIGH	LOW
First Quarter	$7.86	$7.09
Second Quarter	$7.69	$7.04
Third Quarter	$7.30	$6.90
Fourth Quarter	$8.85	$7.09

As of September 30, 2014, there were 260 holders of common stock of record and 5 holders of Class B stock of record. The Company has not paid any dividends during the last two fiscal years and there is no intention to pay cash dividends in the foreseeable future.

EQUITY COMPENSATION PLANS

The following table includes information about the Company’s common stock that may be issued upon exercise of options, warrants and rights under all of the existing equity compensation plans and arrangements previously approved by security holders as of September 30, 2014:

Plan	Number of Securities to be Issued upon Exercise of Outstanding Options, Warrants and Rights	Weighted-average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance under Equity Compensation Plans

1997 Stock Option Plan	27,500	$9.320	—

2009 Incentive Compensation Plan	316,500	$7.655	642,000	(a)

(a)	Includes 160,000 of Class B securities

COMPARATIVE 5-YEAR CUMULATIVE RETURN GRAPH

The following graph sets forth the cumulative total shareholder return (assuming reinvestment of dividends) to the Company’s shareholders during the five-year period ended September 30, 2014, as well as the Wilshire Small Capitalization Index and the Dow Jones Heavy Construction Index. The stock performance assumes $100 was invested on October 1, 2008.

Comparison of Cumulative Total Return among Gencor Industries, Inc., the

Wilshire Small Capitalization Index and the Dow Jones Heavy Construction Index

With Base Year of 2009:	9/30/2009	9/30/2010	9/30/2011	9/30/2012	9/30/2013	9/30/2014
Gencor Industries, Inc.	100.00	83.02	84.30	86.05	99.77	114.19
DJ Heavy Construction Index	100.00	94.15	82.07	107.70	135.04	128.31
Wilshire Small Cap Index	100.00	109.75	111.95	146.45	181.20	197.15

On December 13, 2014, the Company’s stock was available for trading on the NASDAQ Global Market under the symbol “GENC”.

ITEM 6.	SELECTED FINANCIAL DATA

	Years Ended September 30
	2014	2013	2012	2011	2010
Net Revenue	$40,017,000	$48,943,000	$63,182,000	$59,692,000	$55,587,000
Operating Income (Loss)	(26,000)	2,578,000	393,000	(1,743,000)	(3,049,000)
Net Income	3,473,000	6,725,000	4,472,000	224,000	2,969,000
Per Share Data:
Basic – Net Income	$0.36	$0.71	$0.47	$0.02	$0.31
Diluted – Net Income	$0.36	$0.71	$0.47	$0.02	$0.31

Selected Balance Sheet Data:	September 30
	2014	2013	2012	2011	2010
Current Assets	$110,619,000	$108,791,000	$102,090,000	$95,424,000	$99,096,000
Current Liabilities	2,960,000	6,036,000	5,878,000	5,576,000	6,174,000
Total Assets	117,828,000	116,948,000	110,312,000	104,375,000	107,227,000
Long Term Debt	—	—	—	—	—
Shareholders’ Equity	114,175,000	110,428,000	103,460,000	98,799,000	98,528,000

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

On July 6, 2012, President Obama signed a $118 billion transportation bill, Moving Ahead for Progress in the 21st Century Act (“MAP-21”). MAP-21 included a final three-month extension of the previous SAFETEA-LU bill at then current spending levels combined with a new two-year, $105 billion authorization of the federal highway, transit, and safety programs effective October 1, 2012. The bill provided states with two years of funding to build roads, bridges, and transit systems. On August 8, 2014, President Obama signed a $10.8 billion short-term bill to fund Federal highway and mass-transit programs through May 31, 2015. The level of future domestic highway construction funding is uncertain.

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

Results of Operations

Year ended September 30, 2014 compared with the year ended September 30, 2013

Net revenues for the year ended September 30, 2014 were $40.0 million, a decrease of 18.2% or $8.9 million from $48.9 million for the year ended September 30, 2013. Net revenues declined from prior year as the domestic highway construction industry continues to remain cautious due to the shortfall in Federal funding of the Highway Trust Fund and the lack of an approved multi-year highway bill after September 30, 2014.

Gross margins for fiscal 2014 were $7.8 million, or 19.5% of net revenues, versus $11.0 million or 22.5% of net revenues in 2013. The gross margin decrease in 2013 was due to overall lower production volumes.

Product engineering and development expenses decreased $291,000 or 17.0% to $1,422,000 in 2014 on reduced headcount and related expenses in line with the lower revenues. Selling, general and administrative expenses decreased $285,000 or 4.2% to $6,427,000 from $6,712,000 in fiscal 2013. The decrease was primarily due to a $393,000 second fiscal quarter recovery of a previously reserved receivable, reduced commission on reduced sales and the timing of professional fees, partially offset by a $750,000 reduction to fiscal 2013 estimated advertising expenses. The Company has historically participated in the construction industry’s triennial CONEXPO-CON/AGG Show (“ConExpo”). The costs associated with the Company’s full-scale ConExpo exhibits have historically been significant. During fiscal 2013, the Company reduced its estimated advertising expenses for the 2014 ConExpo show by $750,000 as management deemed it prudent to curtail such expenditures due to the current condition of the highway construction industry.

Fiscal 2014 had an operating loss of $(26,000) versus operating income of $2,578,000 in fiscal 2013. The reduced operating results in 2014 were due to lower revenues.

As of September 30, 2014 and 2013, the cost basis of the investment portfolio was $85.0 million and $81.2 million, respectively. $2.0 million in cash was transferred from the investment portfolio back into operating cash in fiscal 2013. For the years ended September 30, 2014 and 2013, net investment interest and dividend income (“Investment Income”) was $1.8 million and $2.3 million, respectively. The net realized and unrealized gains on marketable securities were $2.2 million in 2014 versus $1.5 million in 2013. Total cash and investment balance at September 30, 2014 was $94.3 million compared to the September 30, 2013 cash and investment balance of $92.7 million. During the year ended September 30, 2014, the Company recognized in other income a gain of $442,000 on the disposal property in the United Kingdom which was previously used as an operating facility.

The effective income tax rate for fiscal 2014 was 21.3% versus a benefit of (6.2%) in fiscal 2013. The Company received favorable IRS rulings on its research and development tax credits (“R&D Credits”) on amended returns filed for tax years 2006 through 2010 (fiscal years 2007 through 2011). In total, the Company received tax refunds of $827,000 related to R&D Credits for tax years 2006 through 2008 and recorded additional R&D Credits of $1,302,000 related to tax years 2009 through 2012 (fiscal years 2010 through 2013). R&D Credits of $2,129,000 are included in the Company’s income tax benefit of $392,000 in the consolidated statement of operations for the year ended September 30, 2013. Of the $1,302,000 in R&D Credits, $497,000 reduced the Company’s current federal income taxes payable for the year ended September 30, 2013 and $805,000 is included as R&D Credits carry-forwards in the net deferred income and other tax liabilities of $484,000 in the consolidated balance sheet as of September 30, 2013. An additional $313,000 of the remaining $805,000 reduced the Company’s current federal income taxes payable for the year ended September 30, 2014, leaving $492,000 in R&D Credits carry-forwards in the net deferred income and other tax liabilities of $693,000 in the consolidated balance sheet as of September 30, 2014.

During fiscal 2014, the Company also received $244,000 of Florida state research and development credits. $65,000 of these credits reduced the Company’s state income taxes payable in fiscal 2014 and $179,000 is included in the net deferred income and other tax liabilities of $693,000 in the consolidated balance sheet as of September 30, 2014. The change in the effective income tax rate between years is primarily due to the R&D Credits recorded in fiscal 2013 (see Note 6 to Consolidated Financial Statements). In addition, the tax rate for fiscal 2014 was negatively impacted by the exclusion of R&D Credits given that Congress has not extended the R&D Credits to 2014 as of September 30, 2014.

Net income for the year ended September 30, 2014 was $3,473,000 or $.36 per diluted share versus $6,725,000 or $.71 per diluted share for the year ended September 30, 2013.

Liquidity and Capital Resources

The Company generates capital resources through operations and returns on its investments.

The Company had no long-term debt outstanding at September 30, 2014 or 2013. The Company does not currently require a credit facility but continues to review and evaluate its needs and options for such a facility.

As of September 30, 2014, the Company has funded $135,000 in cash deposits at insurance companies to cover collateral needs.

As of September 30, 2014, the Company had $7.2 million in cash and cash equivalents, and $87.1 million in marketable securities. The marketable securities are invested through a professional investment management firm. The securities may be liquidated at any time into cash and cash equivalents.

The Company’s backlog was $4.8 million at September 30, 2014 versus $5.4 million at September 30, 2013. The Company’s working capital (defined as current assets less current liabilities) was $107.7 million at September 30, 2014 versus $102.8 million at September 30, 2013. The significant purchases, sales and maturities of marketable securities shown on the consolidated statement of cash flows for the year ended September 30, 2014, reflects the sale of all corporate and municipal bonds in March 2014 and subsequent recurring purchase and sale of United States treasury bills. Costs and estimated earnings in excess of billings increased reflecting the open percentage-of-completion jobs as of September 30, 2014 whereas there were no percentage-of-completion jobs qualifying for revenue recognition as of September 30, 2013. Customer deposits decreased as down payments were applied to completed jobs. Accrued expenses and other decreased $1,121,000, due primarily to the payment of estimated income taxes related to fiscal 2013.

Cash used by operations during the year ended September 30, 2014 was $2,364,000. The cash used for investing activities during the year ended September 30, 2014 of $11,000 included $696,000 related to capital expenditures, primarily manufacturing equipment, net of $685,000 of proceeds related to the sale of the property in the United Kingdom. Cash provided by financing activities of $11,000 related to proceeds from the exercise of stock options. There were no cash disbursements or receipts during the year ended September 30, 2013 related to financing activities.

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

Revenues & Expenses

Revenues from contracts for the design, manufacture and sale of asphalt plants are recognized under the percentage-of-completion method. The percentage-of-completion method of accounting for these contracts recognizes revenue, net of any promotional discounts, and costs in proportion to actual labor costs incurred as compared with total estimated labor costs expected to be incurred during the entire contract. Pre-contract costs are expensed as incurred. Changes to total estimated contract costs or losses, if any, are recognized in the period in which they are determined. Revenue recognized in excess of amounts billed is classified as current assets under “costs and estimated earnings in excess of billings.” The Company anticipates that all incurred costs associated with these contracts at September 30, 2014, will be billed and collected within one year.

Revenues from all other contracts for the design and manufacture of custom equipment, for service and for parts sales, net of any discounts and return allowances, are recorded when the following four revenue recognition criteria are met: product is delivered/ownership is transferred or service is performed, persuasive evidence of an arrangement exists, the selling price is fixed or determinable, and collectability is reasonably assured.

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

Inventories

Inventories are valued at the lower of cost or market, with cost being determined principally by using the last-in, first-out (“LIFO”) method and market defined as replacement cost for raw materials and net realizable value for work in process and finished goods (see Note 2 to Consolidated Financial Statements). Appropriate consideration is given to obsolescence, excessive levels, deterioration, possible alternative uses and other factors in determining net realizable value. The cost of work in process and finished goods includes materials, direct labor, variable costs and overhead. The Company evaluates the need to record inventory adjustments on all inventories, including raw material, work in process, finished goods, spare parts and used equipment. Used equipment acquired by the Company on trade-in from customers is carried at estimated net realizable value. Unless specific circumstances warrant different treatment regarding inventory obsolescence, the cost basis of inventories three to four years old are reduced by 50%, while the cost basis of inventories four to five years old are reduced by 75%, and the cost basis of inventories greater than five years old are reduced to zero. Inventory is typically reviewed for obsolescence on an annual basis computed as of September 30th, the Company’s fiscal year end. If significant known changes in trends, technology or other specific circumstances that warrant consideration occur during the year, then the impact on obsolescence is considered at that time.

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

Contractual Obligations

The following table summarizes the outstanding borrowings and long-term contractual obligations at September 30, 2014:

	Total	Less than 1 Year	1 – 3 Years
Operating leases	$39,000	$24,000	$15,000

The Company had no long-term or short-term debt as of September 30, 2014. There was no long-term debt facility in place and there were no outstanding letters of credit at September 30, 2014.

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

At September 30, 2014 and 2013, the Company had no debt outstanding. At September 30, 2014, there was no credit facility in place. The Company does not currently require a credit facility but continues to evaluate its needs and options for such a facility.

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

In order to ensure that the Company’s internal control over financial reporting is effective, management regularly assesses such controls and did so most recently as of September 30, 2014. This assessment was based on criteria for effective internal control over financial reporting described in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management believes the Company maintained effective internal control over financial reporting as of September 30, 2014.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of Gencor Industries, Inc.:

We have audited the accompanying consolidated balance sheets of Gencor Industries, Inc. as of September 30, 2014 and 2013, and the related consolidated statements of operations, shareholders’ equity, and cash flows for each of the years in the two-year period ended September 30, 2014. Gencor’s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Gencor Industries, Inc. as of September 30, 2014 and 2013, and the consolidated results of its operations, changes in shareholders’ equity, and its cash flows for each of the years in the two-year period ended September 30, 2014 in conformity with accounting principles generally accepted in the United States of America.

/s/ MOORE STEPHENS LOVELACE, P.A.

MOORE STEPHENS LOVELACE, P.A.
Certified Public Accountants
Orlando, Florida
December 9, 2014

Part I. Financial Information

GENCOR INDUSTRIES, INC.

Consolidated Balance Sheets

As of September 30, 2014 and 2013

	2014	2013
ASSETS
Current assets:
Cash and cash equivalents	$7,193,000	$9,557,000
Marketable securities at fair value (cost of $84,997,000 at September 30, 2014 and $81,165,000 at September 30, 2013)	87,112,000	83,113,000
Accounts receivable, less allowance for doubtful accounts of $244,000 at September 30, 2014 and $309,000 at September 30, 2013	1,448,000	1,200,000
Costs and estimated earnings in excess of billings	344,000	—
Inventories, net	13,673,000	14,126,000
Prepaid expenses	849,000	795,000

Total current assets	110,619,000	108,791,000

Property and equipment, net	7,141,000	8,079,000
Other assets	68,000	78,000

Total Assets	$117,828,000	$116,948,000

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$947,000	$1,283,000
Customer deposits	324,000	1,943,000
Accrued expenses	1,689,000	2,810,000

Total current liabilities	2,960,000	6,036,000

Deferred and other income taxes	693,000	484,000

Total liabilities	3,653,000	6,520,000

Commitments and contingencies
Shareholders’ equity:
Preferred stock, par value $.10 per share; 300,000 shares authorized; none issued	—	—
Common stock, par value $.10 per share; 15,000,000 shares authorized; 8,010,132 shares and 8,008,632 shares issued and outstanding at September 30, 2014 and 2013, respectively	801,000	801,000
Class B Stock, par value $.10 per share; 6,000,000 shares authorized; 1,509,238 shares issued and outstanding at September 30, 2014 and 2013	151,000	151,000
Capital in excess of par value	10,566,000	10,292,000
Retained earnings	102,657,000	99,184,000

Total shareholders’ equity	114,175,000	110,428,000

Total Liabilities and Shareholders’ Equity	$117,828,000	$116,948,000

See accompanying Notes to Consolidated Financial Statements

GENCOR INDUSTRIES, INC.

Consolidated Statements of Operations

For the Years Ended September 30, 2014 and 2013

	2014	2013

Net revenue	$40,017,000	$48,943,000

Costs and expenses:
Production costs	32,194,000	37,940,000
Product engineering and development	1,422,000	1,713,000
Selling, general and administrative	6,427,000	6,712,000

	40,043,000	46,365,000

Operating income (loss)	(26,000)	2,578,000

Other income (expense), net:
Interest and dividend income, net of fees	1,787,000	2,281,000
Realized and unrealized gains on marketable securities, net	2,212,000	1,456,000
Other	440,000	18,000

	4,439,000	3,755,000

Income before income taxes	4,413,000	6,333,000
Income tax expense (benefit)	940,000	(392,000)

Net income	$3,473,000	$6,725,000

Basic earnings per common share:
Net income	$0.36	$0.71

Diluted earnings per common share:
Net income	$0.36	$0.71

See accompanying Notes to Consolidated Financial Statements

GENCOR INDUSTRIES, INC.

Consolidated Statements of Shareholders’ Equity

For the Years Ended September 30, 2014 and 2013

	Common Stock		Class B Stock		Capital in Excess of Par Value	Retained Earnings	Total Shareholders’ Equity
	Shares	Amount	Shares	Amount
September 30, 2012	8,008,632	$801,000	1,509,238	$151,000	$10,049,000	$92,459,000	$103,460,000

Net income	—	—	—	—	—	6,725,000	6,725,000
Stock-based compensation	—	—	—	—	243,000	—	243,000

September 30, 2013	8,008,632	801,000	1,509,238	151,000	10,292,000	99,184,000	110,428,000

Net income	—	—	—	—	—	3,473,000	3,473,000
Stock-based compensation	—	—	—	—	263,000	—	263,000
Stock options exercised	1,500	—	—	—	11,000	—	11,000

September 30, 2014	8,010,132	$801,000	1,509,238	$151,000	$10,566,000	$102,657,000	$114,175,000

See accompanying Notes to Consolidated Financial Statements

GENCOR INDUSTRIES, INC.

Consolidated Statements of Cash Flows

For the Years Ended September 30, 2014 and 2013

	2014	2013

Cash flows from operations:

Net income	$3,473,000	$6,725,000
Adjustments to reconcile net income to cash provided by (used in) operations:
Purchase of marketable securities	(351,062,000)	(64,516,000)
Proceeds from sale and maturity of marketable securities	348,845,000	64,068,000
Change in value of marketable securities	(1,782,000)	(1,290,000)
Deferred income taxes	209,000	(490,000)
Depreciation and amortization	1,372,000	1,232,000
Provision for doubtful accounts	60,000	65,000
(Gain) loss on disposal of assets	(413,000)	25,000
Stock-based compensation	263,000	243,000
Changes in assets and liabilities:
Accounts receivable	(308,000)	(59,000)
Costs and estimated earnings in excess of billings	(344,000)	3,448,000
Inventories	453,000	(2,208,000)
Prepaid expenses	(54,000)	(13,000)
Accounts payable	(336,000)	(598,000)
Customer deposits	(1,619,000)	1,463,000
Accrued expenses and other	(1,121,000)	(701,000)

Total adjustments	(5,837,000)	669,000

Cash flows provided by (used in) operations	(2,364,000)	7,394,000

Cash flows from investing activities:
Capital expenditures	(696,000)	(1,198,000)
Proceeds from sale of property and equipment	685,000	—

Cash flows used in investing activities	(11,000)	(1,198,000)

Cash flows from financing activities:
Proceeds from stock option exercises	11,000	—

Cash flows provided by financing activities	11,000	—

Net increase (decrease) in cash	(2,364,000)	6,196,000
Cash and cash equivalents at:
Beginning of year	9,557,000	3,361,000

End of year	$7,193,000	$9,557,000

See accompanying Notes to Consolidated Financial Statements

GENCOR INDUSTRIES, INC.

Notes to Consolidated Financial Statements

For the Years Ended September 30, 2014 and 2013

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

Earnings per Share (“EPS”)

The consolidated financial statements include basic and diluted earnings per share information. Basic earnings per share are based on the weighted average number of shares outstanding. Diluted earnings per share are based on the sum of the weighted average number of shares outstanding plus common stock equivalents. Weighted-average shares issuable upon the exercise of stock options included in the diluted earnings per share calculation as of September 30, 2014 were 337,000 which equates to 72,000 dilutive common stock equivalents. Weighted-average shares issuable upon the exercise of stock options included in the diluted earnings per share calculation as of September 30, 2013 were 84,000 which equates to 2,000 dilutive common stock equivalents. Weighted-average shares issuable upon the exercise of stock options, which were not included in the diluted earnings per share calculation because they were anti-dilutive, were 8,000 in 2014 and 261,000 in 2013.

The following presents the calculation of the basic and diluted earnings per share for the years ended September 30, 2014 and 2013:

	2014			2013
	Net Income	Shares	EPS	Net Income	Shares	EPS
Basic EPS	$3,473,000	9,518,000	$0.36	$6,725,000	9,518,000	$0.71
Common stock equivalents		72,000			2,000

Diluted EPS	$3,473,000	9,590,000	$0.36	$6,725,000	9,520,000	$0.71

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

The following table sets forth by level, within the fair value hierarchy, the Company’s assets measured at fair value as of September 30, 2014:

	Fair Value Measurements
	Level 1	Level 2	Level 3	Total
Equities	$17,102,000	$—	$—	$17,102,000
Mutual Funds	19,088,000	—	—	19,088,000
Exchange-Traded Funds	1,764,000	—	—	1,764,000
Government Securities	43,999,000	—	—	43,999,000
Cash and Money Funds	5,159,000	—	—	5,159,000

Total	$87,112,000	$—	$—	$87,112,000

Net unrealized gains and losses recognized during fiscal 2014 on trading securities still held as of September 30, 2014, were $167,000. There were no transfers of investments between Level 1 and Level 2 during the year ended September 30, 2014.

The following table sets forth by level, within the fair value hierarchy, the Company’s assets measured at fair value as of September 30, 2013:

	Fair Value Measurements
	Level 1	Level 2	Level 3	Total
Equities	$12,634,000	$—	$—	$12,634,000
Mutual Funds	28,264,000	—	—	28,264,000
Exchange-Traded Funds	5,162,000	—	—	5,162,000
Corporate Bonds	—	17,376,000	—	17,376,000
Municipal Bonds	—	15,555,000	—	15,555,000
Government Securities	2,000,000	—	—	2,000,000
Cash and Money Funds	2,122,000	—	—	2,122,000

Total	$50,182,000	$32,931,000	$—	$83,113,000

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

Foreign Currency Transactions

Gains and losses resulting from foreign currency transactions are included in income and were not significant during the years ended September 30, 2014 and 2013.

Risk Management

Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash and cash equivalents, marketable securities, and accounts receivable. The Company maintains its cash accounts in various domestic financial institutions which may from time to time exceed federally insured limits. Operating cash is retained overnight in non-interest-bearing accounts which allow for offsets to treasury service charges. The marketable securities are invested in money funds, mutual funds, exchange-traded funds (ETF’s), government securities, stocks and corporate and municipal bonds through a professional investment advisor. Investment securities are exposed to various risks, such as interest rate, market and credit risks.

The Company’s customers are not concentrated in any specific geographic region, but are concentrated in the road and highway construction industry. The Company extends limited credit to its customers based upon their credit-worthiness and generally requires a significant up-front deposit before beginning construction and full payment subject to hold-back provisions prior to shipment on complete asphalt plant and component orders. The Company establishes an allowance for doubtful accounts based upon the credit risk of specific customers, historical trends and other pertinent information.

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

Property and Equipment

Property and equipment are stated at cost (see Note 4). Depreciation of property and equipment is computed using the straight-line method over the estimated useful lives of the related assets, as follows:

Years
Land improvements	5
Buildings and improvements	6-40
Equipment	2-10

Impairments

Property and equipment and intangible assets subject to amortization are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset (or asset group) may not be recoverable. An impairment loss would be recognized when the carrying amount of an asset exceeds the estimated undiscounted cash flows expected to result from the use of the asset and its eventual disposition. The amount of the impairment loss to be recorded is calculated by the excess over its fair value of the asset’s carrying value. Fair value is generally determined using a discounted cash flow analysis. No such impairment loss was recorded during the years ended September 30, 2014 and 2013.

Revenues and Expenses

Revenues from contracts for the design, manufacture and sale of asphalt plants are recognized under the percentage-of-completion method. The percentage-of-completion method of accounting for these contracts recognizes revenue, net of any promotional discounts, and costs in proportion to actual labor costs incurred, as compared with total estimated labor costs expected to be incurred during the entire contract. Pre-contract costs are expensed as incurred. Changes to total estimated contract costs or losses, if any, are recognized in the period in which they are determined. Revenue recognized in excess of amounts billed is classified as current assets under “costs and estimated earnings in excess of billings.” The Company anticipates that all incurred costs associated with these contracts at September 30, 2014, will be billed and collected within one year.

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

Deferred tax assets and liabilities are measured using the rates expected to apply to taxable income in the years in which the temporary differences are expected to reverse and the credits are expected to be used. The effect on deferred tax assets and liabilities of the change in tax rates is recognized in income in the period that includes the enactment date. All available evidence, both positive and negative, is considered to determine whether, based on the weight of that evidence, a valuation allowance is needed for some portion or all of a deferred tax asset. No such valuation allowances were recorded as of September 30, 2014 and 2013.

Comprehensive Income

For the years ended September 30, 2014 and 2013, other comprehensive income is equal to net income.

Reporting Segments

Information concerning principal geographic areas is as follows:

	2014		2013
	Revenues	Long-Term Assets	Revenues	Long-Term Assets
United States	$40,017,000	$7,209,000	$48,943,000	$7,913,000
United Kingdom	—	—	—	244,000

Total	$40,017,000	$7,209,000	$48,943,000	$8,157,000

Revenues are attributed to geographic areas based on the location of the assets producing the revenues. Assets associated with the United Kingdom were disposed of during fiscal 2014.

Customers with 10% (or greater) of Net Revenues

As a result of timing and production schedules of a very large contract and resultant revenue recognition, approximately 5% of total net revenue in the quarter ended September 30, 2014 and 4% of total net revenue for the quarter ended September 30, 2013 was from one or more separate U.S. corporate entities ultimately affiliated with a foreign-based global company. For the years ended September 30, 2014 and 2013, this company represented 16% and 11% of total net revenue, respectively.

NOTE 2 - INVENTORIES, NET

Net inventories consist of the following:

	September 30,
	2014	2013
Raw materials	$6,097,000	$6,238,000
Work in process	2,414,000	3,307,000
Finished goods	4,988,000	4,054,000
Used equipment	174,000	527,000

	$13,673,000	$14,126,000

At September 30, 2014 and 2013, cost is determined by the last-in, first-out (“LIFO”) method for inventories. The estimated current cost of inventories exceeded their LIFO basis by approximately $5,472,000 and $5,141,000 at September 30, 2014 and 2013, respectively.

NOTE 3 - COSTS AND ESTIMATED EARNINGS IN EXCESS OF BILLINGS

Costs and estimated earnings in excess of billings on uncompleted contracts as of September 30, 2014 consisted of the following:

September 30, 2014
Costs incurred on uncompleted contracts	$846,000
Estimated earnings	279,000

1,125,000
Billings to date	781,000

Costs and estimated earnings in excess of billings	$344,000

There were no costs and estimated earnings in excess of billings on uncompleted contracts as of September 30, 2013.

NOTE 4 - PROPERTY AND EQUIPMENT

Property and equipment consist of the following:

	September 30,
	2014	2013
Land and improvements	$3,296,000	$3,540,000
Buildings and improvements	12,875,000	13,184,000
Equipment	8,716,000	8,845,000

	24,887,000	25,569,000
Less: Accumulated depreciation and amortization	(17,746,000)	(17,490,000)

Property and equipment, net	$7,141,000	$8,079,000

Property and equipment includes approximately $6,190,000 and $6,772,000 of fully depreciated assets, which remained in service during fiscal 2014 and 2013, respectively.

NOTE 5 - ACCRUED EXPENSES

Accrued expenses consist of the following:

	September 30,
	2014	2013
Payroll and related accruals	$974,000	$1,061,000
Warranty and related accruals	368,000	373,000
Professional fees	84,000	280,000
Accrued income taxes payable	—	760,000
Other	263,000	336,000

Accrued expenses	$1,689,000	$2,810,000

Other accrued expenses in fiscal 2013 included the estimated advertising costs associated with ConExpo. During fiscal 2013, the Company reduced its estimated advertising expenses for the 2014 ConExpo show by $750,000, as management deemed it prudent to curtail such expenditures due to the current condition of the highway construction industry.

NOTE 6 - INCOME TAXES

The provision for income tax expense consists of:

	Years Ended September 30,
	2014	2013
Current:
Federal	$667,000	$(48,000)
State	65,000	146,000

Total current	732,000	98,000

Deferred
Federal	190,000	(447,000)
State	18,000	(43,000)

Total deferred	208,000	(490,000)

Income tax expense (benefit)	$940,000	$(392,000)

A reconciliation of the federal statutory tax rate to the total tax provision is as follows:

	Years Ended September 30,
	2014	2013
Federal income taxes computed at the statutory rate	34.0%	34.0%
State income taxes, net of federal benefit	3.3%	3.3%
Research & development tax refunds & credits	(5.6%)	(33.6%)
Dividend received deduction	(6.1%)	(3.0%)
Domestic international sales corporation benefits	(4.2%)	(1.8%)
Tax-exempt interest income	(1.8%)	(1.4%)
Other, net	1.7%	(3.7%)

Effective income tax rate	21.3%	(6.2%)

Deferred tax assets and liabilities consist of the following:

	September 30,
	2014	2013
Deferred Tax Assets:
Accrued liabilities and reserves	$288,000	$338,000
Allowance for doubtful accounts	91,000	115,000
Inventory	186,000	202,000
R&D tax credits carryforwards	671,000	805,000
Non-deductible stock compensation	194,000	178,000
Net operating losses carryforwards	58,000	59,000
Other	24,000	57,000

Gross Deferred Tax Assets	1,512,000	1,754,000

Deferred and Other Tax Liabilities:
Unrealized gain on investments	(798,000)	(736,000)
Percentage of completion	(104,000)	—
Property, plant and equipment	(964,000)	(1,179,000)
Unrecognized tax benefits	(300,000)	(300,000)
Other	(39,000)	(23,000)

Gross Deferred and Other Tax Liabilities	(2,205,000)	(2,238,000)

Net Deferred Income and Other Tax Liabilities	$(693,000)	$(484,000)

Total income taxes paid in fiscal 2014 and 2013 were $1,981,000 and $202,000, respectively.

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

Significant judgment is required in evaluating the Company’s uncertain tax position and determining the Company’s provision for taxes. Although the Company believes the reserves of unrecognized tax benefits (“UTB’s”) are reasonable, no assurance can be given that the final outcome of these matters will not be different from that which is reflected in the Company’s historical income tax provision and accruals. The Company adjusts these reserves in light of changing facts and circumstances. As of September 30, 2014 and 2013, the Company had UTB’s of $300,000. There were no additional accruals of UTB’s during fiscal years ended September 30, 2014 and 2013.

The Company recognizes interest and penalties accrued related to UTB’s as a component of income tax expense. There were no additional accruals of interest expense nor penalties during fiscal years ended September 30, 2014 and 2013. It is reasonably possible that the amount of the UTB’s with respect to certain unrecognized tax positions will increase or decrease during the next 12 months. The Company does not expect the change to have a material effect on its results of operations or its financial position. The only expected potential reason for change would be the normal expiration of the statute of limitations or the ultimate results stemming from any examinations by taxing authorities. If recognized, the entire amount of UTB’s would have an impact on the Company’s effective tax rate.

The Company received favorable IRS rulings on its research and development tax credits (“R&D Credits”) on amended returns filed for tax years 2006 through 2010 (fiscal years 2007 through 2011). In total, the Company received tax refunds of $827,000 related to R&D Credits for tax years 2006 through 2008 and recorded additional R&D Credits of $1,302,000 related to tax years 2009 through 2012 (fiscal years 2010 through 2013). R&D Credits of $2,129,000 are included in the Company’s income tax benefit of $392,000 in the consolidated statement of operations for the year ended September 30, 2013. Of the $1,302,000 in R&D Credits, $497,000 reduced the Company’s current federal income taxes payable for the year ended September 30, 2013 and $805,000 is included as R&D Credits carry-forwards in the net deferred income and other tax liabilities of $484,000 in the consolidated balance sheet as of September 30, 2013. An additional $313,000 of the remaining $805,000 reduced the Company’s current federal income taxes payable for the year ended September 30, 2014, leaving $492,000 in R&D Credits carryforwards in the net deferred income and other tax liabilities of $693,000 in the consolidated balance sheet as of September 30, 2014. The $492,000 of R&D Credits carryforwards expire in fiscal years 2031 through 2033. The tax rate for fiscal 2014 was negatively impacted by the exclusion of R&D Credits given that Congress has not extended the R&D Credits to 2014 as of September 30, 2014.

During fiscal 2014, the Company also received $244,000 of Florida state research and development credits. $65,000 of these credits reduced the Company’s state income taxes payable in fiscal 2014 and $179,000 is included in the net deferred income and other tax liabilities of $693,000 in the consolidated balance sheet as of September 30, 2014. The $179,000 of Florida state research and development credits carry-forwards expire in fiscal 2019.

The Company files U.S. federal income tax returns, as well as income tax returns in various states. The Company’s U.S. federal income tax returns and most state returns, filed for tax years prior to fiscal year ended September 30, 2010 are no longer subject to examination by taxing authorities due to the expiration of the statute of limitations. The statute of limitations for the Company’s U.S. federal income tax return for the fiscal year ended September 30, 2010 has been extended and will remain open to examination through December 31, 2014.

NOTE 7 - RETIREMENT BENEFITS

The Company has a voluntary 401(k) employee benefit plan, which covers all eligible, domestic employees. The Company makes discretionary matching contributions subject to a maximum level, in accordance with the terms of the plan. The Company charged approximately $156,000 and $148,000 to expense under the provisions of the plan during the fiscal years 2014 and 2013, respectively.

The Company has a collective bargaining agreement covering production and maintenance employees at its Marquette, Iowa facility. Under this agreement, the Company contributed approximately $7,000 in fiscal 2013 to an employee pension fund. The amount contributed by the Company was based on an hourly rate per hours worked up to a maximum of 40 hours per week per employee. The Company’s obligation to contribute to this pension fund ended effective November 1, 2012. The Company has no remaining obligations with respect to this fund. All eligible employees can participate in the voluntary 401(k) employee benefit plan.

NOTE 8 - LONG-TERM DEBT

The Company had no long-term debt outstanding at September 30, 2014 or 2013. The Company does not currently require a credit facility, but continues to evaluate its needs and options for such a facility.

As of September 30, 2014, total cash deposits with insurance companies covering collateral needs were $135,000.

NOTE 9 - COMMITMENTS AND CONTINGENCIES

Leases

The Company leases certain equipment under non-cancelable operating leases. Future minimum rental commitments under these leases at September 30, 2014 totaled $39,000 and are due over the next three years.

Total rental expense for the fiscal years ended September 30, 2014 and 2013 was $193,000 and $276,000, respectively.

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

On July 1, 2011, 298,000 common stock options were issued to employees under the 2009 Plan. These options vest at 25% per year starting on October 1, 2012 and each year thereafter through October 1, 2015. As long as the employee remains employed by the Company, these options will be exercisable upon vesting and remain exercisable through October 1, 2021. The Company used the Black-Scholes pricing model to estimate the fair value of the options of $941,000 at time of grant. At September 30, 2014, $237,000 of compensation expense remained to be expensed over the next two years. The following assumptions were used to determine the fair value of the stock options at time of grant:

Risk-free interest rate	2.0%
Expected life of options	10.0 years
Dividend yield	0.0%
Volatility	34.2%

On May 28, 2012, 20,000 common stock options were issued to an employee under the 2009 Plan. These options vest at 25% per year starting on May 28, 2013 and each year thereafter through May 28, 2016. As long as the employee remains employed by the Company, these options will be exercisable upon vesting and remain exercisable through October 1, 2021. The Company used the Black-Scholes pricing model to estimate the fair value of the options of $63,000 at time of grant. At September 30, 2014, $27,000 of compensation expense remained to be expensed through May 28, 2016. The following assumptions were used to determine the fair value of the stock options at time of grant:

Risk-free interest rate	2.0%
Expected life of options	9.4 years
Dividend yield	0.0%
Volatility	32.7%

As of September 30, 2014, 482,000 shares of Company common stock and 160,000 shares of Class B stock are available for granting of Awards under the 2009 Plan.

The following table summarizes option activity under the 2009 Plan:

	Number of Shares	Average Exercise Price Per Share
Options outstanding at September 30, 2013 and 2012	318,000	$7.655
Options exercised during fiscal 2014	(1,500)	$7.689

Options outstanding at September 30, 2014	316,500	$7.655

No options were granted, forfeited or cancelled during the year ended September 30, 2014. The weighted average remaining contractual life on the options outstanding as of September 30, 2014 is 7 years under the 2009 Plan.

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

As of September 30, 2014, there were no options available for future grants under the 1997 Plan.

The following table summarizes option activity under the 1997 Plan:

	Number of Shares	Exercise Price Per Share
Outstanding at September 30, 2014, 2013 and 2012	27,500	$9.32

The weighted average remaining contractual life on the options outstanding as of September 30, 2014 is 2 years under the 1997 Plan.

NOTE 12 - RELATED PARTY TRANSACTIONS

Marcar Leasing Corporation (“Marcar”) is engaged in leasing machinery and vehicles to the public and the Company. Marcar is owned by family members of the Company’s chairman. New leases between the Company and Marcar generally provide for equal monthly payments over 48 months. During fiscal 2014 and 2013, the Company made lease payments to Marcar totaling $125,000 and $138,000, respectively.

Quarterly Financial Information (Unaudited)

	Quarter Ended
	December 31	March 31	June 30	September 30
2014
Net revenue	$10,019,000	$14,541,000	$10,547,000	$4,910,000
Production costs	8,487,000	10,851,000	8,266,000	4,590,000
Gross profit	1,532,000	3,690,000	2,281,000	320,000
Production engineering and development	380,000	351,000	352,000	339,000
Selling, general and administrative	1,734,000	1,519,000	1,557,000	1,617,000
Income (loss) from operations	(582,000)	1,820,000	372,000	(1,636,000)
Other income (expense), net	1,463,000	1,181,000	2,268,000	(473,000)
Income (loss) before income tax expense	881,000	3,001,000	2,640,000	(2,109,000)
Income tax expense (benefit)	435,000	1,100,000	977,000	(1,572,000)
Net income (loss)	$446,000	$1,901,000	$1,663,000	$(537,000)

Net income (loss) – basic earnings (loss) per share	$0.05	$0.20	$0.17	$(0.06)
Net income (loss) – diluted earnings (loss) per share	$0.05	$0.20	$0.17	$(0.06)

2013
Net revenue	$4,948,000	$17,737,000	$18,690,000	$7,568,000
Production costs	4,531,000	13,411,000	13,720,000	6,278,000
Gross profit	417,000	4,326,000	4,970,000	1,290,000
Production engineering and development	448,000	454,000	420,000	391,000
Selling, general and administrative	1,959,000	1,984,000	1,867,000	902,000
Income (loss) from operations	(1,990,000)	1,888,000	2,683,000	(3,000)
Other income (expense), net	179,000	1,822,000	679,000	1,075,000
Income (loss) before income tax expense	(1,811,000)	3,710,000	3,362,000	1,072,000
Income tax expense (benefit)	(835,000)	733,000	873,000	(1,163,000)
Net income (loss)	$(976,000)	$2,977,000	$2,489,000	$2,235,000

Net income (loss) – basic earnings (loss) per share	$(0.10)	$0.31	$0.26	$0.24
Net income (loss) – diluted earnings (loss) per share	$(0.10)	$0.31	$0.26	$0.24

The net income (loss) per share on a year-to-date calculation may not equal the total of the quarterly calculations due to rounding.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

ITEM 9A.	CONTROLS AND PROCEDURES

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

As of the end of the period covered by this Report the Company conducted an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s principal executive officer and principal financial officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Exchange Act Rules 13a-15(b). Based on this evaluation, the Company’s principal executive officer and principal financial officer concluded that the Company’s disclosure controls and procedures were effective as of September 30, 2014.

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

In order to ensure that the Company’s internal control over financial reporting is effective, management regularly assesses such controls and did so most recently as of September 30, 2014. This assessment was based on criteria for effective internal control over financial reporting described in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management believes the Company maintained effective internal control over financial reporting as of September 30, 2014.

Changes in Internal Control over Financial Reporting

The Company’s management, including the Chief Executive Officer and Chief Financial Officer, has reviewed the Company’s internal control over financial reporting. There were no changes in the Company’s internal control over financial reporting during the year ended September 30, 2014 that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

None

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this Item 10 is incorporated herein by reference to the Company’s Definitive 2015 Proxy Statement for the Annual Meeting of Stockholders.

ITEM 11.	EXECUTIVE COMPENSATION

The information required by this Item 11 is incorporated herein by reference to the Company’s Definitive 2015 Proxy Statement for the Annual Meeting of Stockholders.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this Item 12 is incorporated herein by reference to the Company’s Definitive 2015 Proxy Statement for the Annual Meeting of Stockholders.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this Item 13 is incorporated herein by reference to the Company’s Definitive 2015 Proxy Statement for the Annual Meeting of Stockholders.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this Item 14 is incorporated herein by reference to the Company’s Definitive 2015 Proxy Statement for the Annual Meeting of Stockholders.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	A listing of financial statements and financial statement schedules filed as part of this Report and which financial statements and schedules are incorporated into this report by reference, is set forth in the “Index to Financial Statements” in Item 8 hereof.

(b)	Exhibit Index

EXHIBIT NUMBER	DESCRIPTION	FILED HEREWITH

3.1	Restated Certificate of Incorporation of Company, incorporated by reference to Exhibit 3.1 to Registration No. 33-627

3.2	Amended and Restated By-Laws of Gencor Industries, Inc., incorporated by reference to Exhibit 3.2 to the Company’s Annual Report on Form 10-K for the year ended September 30, 2007

3.3	Certificate of Amendment, changing name of Mechtron International Corporation to Gencor Industries, Inc. and adding a “twelfth” article regarding director liability limitation, incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 1987.

4.1	Form of Common Stock certificate, incorporated by reference to Exhibit 4.1 to Registration No. 33-627.

10.5	Form of Agreement for Nonqualified Stock Options granted in 1986, incorporated by reference to the Annual Report on Form 10-K for the year ended December 31, 1986.

10.11	1997 Stock Option Plan incorporated by reference to Exhibit A to the Company’s Proxy Statement on 14A, filed March 3, 1997.

10.12	First Amendment to the Stock Option Plan Agreement incorporated by reference to Exhibit 10.12 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2006.

10.1	The Company’s 2009 Incentive Compensation Plan, as incorporated by reference to the Company’s 2009 Proxy Statement filed with the Securities and Exchange Commission on Schedule 14A on January 28, 2009

21.1	Subsidiaries of the Registrant	X

23.1	Consent of Independent Registered Public Accountants	X

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a – 14(a) of the Securities Exchange Act of 1934, as amended	X

31.2	Certification of Chief Financial Officer Pursuant to Rule 13a – 14(a) of the Securities Exchange Act of 1934, as amended	X

32.1	Certifications of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U. S. C. Section 1350.	X

EXHIBIT NUMBER	DESCRIPTION	FILED HEREWITH

101.INS	XBRL Instance Document	X

101.SCH	XBRL Taxonomy Extension Schema	X

101.CAL	XBRL Taxonomy Extension Calculation Linkbase	X

101.DEF	XBRL Taxonomy Extension Definition Linkbase	X

101.LAB	XBRL Taxonomy Extension Label Linkbase	X

101.PRE	XBRL Taxonomy Extension Presentation Linkbase	X

SIGNATURES

Pursuant to the requirements of Sections 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: December 9, 2014	GENCOR INDUSTRIES, INC.
(Registrant)

/s/ E. J. Elliott
E. J. Elliott
Chairman and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated. The signatures of Directors constitute a majority of Directors.

/s/ E. J. Elliott		/s/ Marc G. Elliott
E. J. Elliott	December 9, 2014	Marc G. Elliott	December 9, 2014
Chairman and Chief Executive Officer		President
(Principal Executive Officer)

/s/ Eric E. Mellen
Eric E. Mellen	December 9, 2014
Chief Financial Officer
(Principal Financial and Accounting Officer)

/s/ James P. Sharp		/s/ Cort J. Dondero
James P. Sharp	December 9, 2014	Cort J. Dondero	December 9, 2014
Director		Director

/s/ Randolph H. Fields		/s/ David A. Air
Randolph H. Fields	December 9, 2014	David A. Air	December 9, 2014
Director		Director

EXHIBITS FILED HEREWITH

Exhibit No.	Description

21.1	Subsidiaries of the Registrant

23.1	Consent of Independent Registered Public Accountants

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a – 14(a) of the Securities Exchange Act of 1934, as amended

31.2	Certification of Chief Financial Officer Pursuant to Rule 13a – 14(a) of the Securities Exchange Act of 1934, as amended

32.1	Certifications of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U. S. C. Section 1350.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation Linkbase

101.DEF	XBRL Taxonomy Extension Definition Linkbase

101.LAB	XBRL Taxonomy Extension Label Linkbase

101.PRE	XBRL Taxonomy Extension Presentation Linkbase