Form 10-Q
period 2014-12-31
GENCOR INDUSTRIES INC
filed 2015-02-06
CIK 64472

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 2014

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

Large accelerated filer	☐	Accelerated Filer	☐

Non-accelerated Filer	☐ (Do not check if a smaller reporting company)	Smaller Reporting Company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at February 2, 2015
Common stock, $.10 par value	8,010,132 shares
Class B stock, $.10 par value	1,509,238 shares

GENCOR INDUSTRIES, INC.

Introductory Note: Caution Concerning Forward-Looking Statements

This Form 10-Q Report and the Company’s other communications and statements may contain “forward-looking statements,” including statements about the Company’s beliefs, plans, objectives, goals, expectations, estimates, projections and intentions. These statements are subject to significant risks and uncertainties and are subject to change based on various factors, many of which are beyond the Company’s control. The words “may,” “could,” “should,” “would,” “believe,” “anticipate,” “estimate,” “expect,” “intend,” “plan,” “target,” “goal,” and similar expressions are intended to identify forward-looking statements. All forward-looking statements, by their nature, are subject to risks and uncertainties. The Company’s actual future results may differ materially from those set forth in its forward-looking statements. For information concerning these factors and related matters, see Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” in this Report, and the following sections of the Company’s Annual Report on Form 10-K for the year ended September 30, 2014: (a) “Risk Factors” in Part I, and (b) “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II. However, other factors besides those referenced could adversely affect the Company’s results, and you should not consider any such list of factors to be a complete set of all potential risks or uncertainties. Any forward-looking statements made by the Company herein speak as of the date of this Report. The Company does not undertake to update any forward-looking statement, except as required by law.

Unless the context otherwise indicates, all references in this Report to the “Company,” “Gencor,” “we,” “us,” or “our,” or similar words are to Gencor Industries, Inc. and its subsidiaries.

Part I. Financial Information

GENCOR INDUSTRIES, INC.

Condensed Consolidated Balance Sheets

	December 31, 2014	September 30, 2014
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$5,629,000	$7,193,000
Marketable securities at fair value (cost $85,553,000 at December 31, 2014 and $84,997,000 at September 30, 2014)	87,008,000	87,112,000
Accounts receivable, less allowance for doubtful accounts of $235,000 at December 31, 2014 and $244,000 at September 30, 2014	730,000	1,448,000
Costs and estimated earnings in excess of billings	2,358,000	344,000
Inventories, net	13,304,000	13,673,000
Prepaid expenses & other current assets	1,519,000	849,000

Total Current Assets	110,548,000	110,619,000

Property and equipment, net of accumulated depreciation	6,753,000	7,141,000
Other assets	66,000	68,000

Total Assets	$117,367,000	$117,828,000

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$777,000	$947,000
Customer deposits	1,522,000	324,000
Accrued expenses	1,475,000	1,689,000

Total Current Liabilities	3,774,000	2,960,000

Deferred and other income taxes	449,000	693,000

Total Liabilities	4,223,000	3,653,000

Commitments and contingencies
Shareholders’ equity:
Preferred stock, par value $.10 per share; authorized 300,000 shares; none issued	—	—
Common stock, par value $.10 per share; 15,000,000 shares authorized; 8,010,132 shares issued and outstanding	801,000	801,000
Class B Stock, par value $.10 per share; 6,000,000 shares authorized; 1,509,238 shares issued and outstanding	151,000	151,000
Capital in excess of par value	10,629,000	10,566,000
Retained earnings	101,563,000	102,657,000

Total Shareholders’ Equity	113,144,000	114,175,000

Total Liabilities and Shareholders’ Equity	$117,367,000	$117,828,000

See accompanying Notes to Condensed Consolidated Financial Statements

GENCOR INDUSTRIES, INC.

Condensed Consolidated Statements of Operations

(Unaudited)

	For the Quarters Ended December 31,
	2014	2013

Net revenue	$6,287,000	$10,019,000

Costs and expenses:
Production costs	5,942,000	8,487,000
Product engineering and development	329,000	380,000
Selling, general and administrative	1,650,000	1,734,000

	7,921,000	10,601,000

Operating loss	(1,634,000)	(582,000)

Other income (expense), net:
Interest and dividend income, net of fees	323,000	940,000
Realized and unrealized gains (losses) on marketable securities, net	(427,000)	538,000
Other	(1,000)	(15,000)

	(105,000)	1,463,000

Income (loss) before income tax expense (benefit)	(1,739,000)	881,000
Income tax expense (benefit)	(643,000)	435,000

Net Income (Loss)	$(1,096,000)	$446,000

Basic Income (Loss) per Common Share:
Net income (loss) per share	$(0.12)	$0.05

Diluted Income (Loss) per Common Share:
Net income (loss) per share	$(0.12)	$0.05

See accompanying Notes to Condensed Consolidated Financial Statements

GENCOR INDUSTRIES, INC.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	For the Quarters Ended December 31,
	2014	2013

Cash flows from operations:
Net income (loss)	$(1,096,000)	$446,000
Adjustments to reconcile net income (loss) to cash used in operating activities:
Purchases of marketable securities	(134,896,000)	(13,903,000)
Proceeds from sale and maturity of marketable securities	134,567,000	12,983,000
Change in fair value of marketable securities	433,000	(558,000)
Deferred income taxes	(244,000)	220,000
Depreciation and amortization	325,000	334,000
Stock-based compensation	63,000	59,000
Changes in assets and liabilities:
Accounts receivable	718,000	233,000
Costs and estimated earnings in excess of billings	(2,014,000)	(2,326,000)
Inventories	434,000	95,000
Prepaid expenses & other current assets	(670,000)	(23,000)
Accounts payable	(170,000)	(237,000)
Customer deposits	1,198,000	(816,000)
Accrued expenses	(212,000)	(811,000)

Total adjustments	(468,000)	(4,750,000)

Cash flows used in operating activities	(1,564,000)	(4,304,000)

Cash flows used in investing activities:
Capital expenditures	—	(251,000)

Cash flows used in investing activities	—	(251,000)

Net decrease in cash and cash equivalents	(1,564,000)	(4,555,000)
Cash and cash equivalents at:
Beginning of period	7,193,000	9,557,000

End of period	$5,629,000	$5,002,000

See accompanying Notes to Condensed Consolidated Financial Statements

GENCOR INDUSTRIES, INC.

Notes to Condensed Consolidated Financial Statements

For the Quarter Ended December 31, 2014

(Unaudited)

Note 1 – Basis of Presentation

The accompanying condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all material adjustments (consisting of normal, recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the quarter ended December 31, 2014 are not necessarily indicative of the results that may be expected for the year ending September 30, 2015.

The accompanying Condensed Consolidated Balance Sheet at September 30, 2014 has been derived from the audited financial statements at that date but does not include all of the information and notes required by generally accepted accounting principles for complete financial statements.

For further information, refer to the consolidated financial statements and notes thereto included in the Gencor Industries, Inc. Annual Report on Form 10-K for the year ended September 30, 2014.

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

The following table sets forth, by level, within the fair value hierarchy, the Company’s assets measured at fair value as of December 31, 2014:

	Fair Value Measurements
	Level 1	Level 2	Level 3	Total
Equities	$17,963,000	$—	$—	$17,963,000
Mutual Funds	11,658,000	—	—	11,658,000
Exchange-Traded Funds	2,028,000	—	—	2,028,000
Government Securities	44,032,000	—	—	44,032,000
Cash and Money Funds	11,327,000	—	—	11,327,000

Total	$87,008,000	$—	$—	$87,008,000

Net unrealized gains and (losses) recognized during the quarter ended December 31, 2014 on trading securities still held as of December 31, 2014 were $(661,000). There were no transfers of investments between Level 1 and Level 2 during the quarter ended December 31, 2014.

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

Net unrealized gains and (losses) recognized during the quarter ended December 31, 2013 on trading securities still held as of December 31, 2013 were $494,000. Estimated interest accrued on the corporate and municipal bond portfolio was $426,000 at December 31, 2013. There were no transfers of investments between Level 1 and Level 2 during the quarter ended December 31, 2013.

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

Net inventories at December 31, 2014 and September 30, 2014 consist of the following:

	December 31, 2014	September 30, 2014
Raw materials	$5,837,000	$6,097,000
Work in process	2,149,000	2,414,000
Finished goods	5,150,000	4,988,000
Used equipment	168,000	174,000

	$13,304,000	$13,673,000

Note 4 – Costs and Estimated Earnings in Excess of Billings

Costs and estimated earnings in excess of billings on uncompleted contracts as of December 31, 2014 and September 30, 2014 consist of the following:

	December 31, 2014	September 30, 2014
Costs incurred on uncompleted contracts	$2,740,000	$846,000
Estimated earnings	910,000	279,000

	3,650,000	1,125,000
Billings to date	1,292,000	781,000

Costs and estimated earnings in excess of billings	$2,358,000	$344,000

Note 5 – Earnings per Share Data

The following table sets forth the computation of basic and diluted earnings (loss) per share for the quarters ended December 31, 2014 and 2013:

	December 31, 2014	December 31, 2013

Net income (loss)	$(1,096,000)	$446,000

Common Shares:
Weighted-average common shares outstanding	9,519,000	9,518,000
Effect of dilutive stock options	—	43,000

Weighted-average diluted shares outstanding	9,519,000	9,561,000

Basic:
Net income (loss) per share	$(0.12)	$0.05

Diluted:
Net income (loss) per share	$(0.12)	$0.05

Basic earnings per share is based on the weighted-average number of shares outstanding. Diluted earnings per share is based on the sum of the weighted-average number of shares outstanding plus common stock equivalents. Weighted-average shares issuable upon the exercise of stock options included in the diluted earnings per share calculation for the quarter ended December 31, 2013 were 318,000, which equates to 43,000 dilutive common stock equivalents. For the quarter ended December 31, 2014, there were no common stock equivalents included in the diluted earnings per share calculations, as to do so would have been anti-dilutive. Weighted-average shares issuable upon the exercise of stock options, which were not included in the diluted earnings per share calculation because they were anti-dilutive, were 344,000 for the quarter December 31, 2014, and 27,500 for the quarter ended December 31, 2013.

Note 6 – Customers with 10% (or greater) of Net Revenues

Approximately 14.0% of net revenues in the quarter ended December 31, 2014 and 18.8% of net revenues for the quarter ended December 31, 2013 were from entities owned by a global company.

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

Results of Operations

Quarter Ended December 31, 2014 versus December 31, 2013

Net revenues for the quarters ended December 31, 2014 and December 31, 2013 were $6,287,000 and $10,019,000, respectively, a decrease of $3,732,000 or 37.2%. Net revenues declined from the prior year as the domestic highway construction industry continues to remain cautious due to the shortfall in federal funding of the Highway Trust Fund and the lack of an approved multi-year highway bill after September 30, 2014.

As a percent of sales, gross profit margins decreased to 5.5% in the quarter ended December 31, 2014 from 15.3% in the quarter ended December 31, 2013, due to lower revenues.

Product engineering and development expenses decreased $51,000 in the quarter ended December 31, 2014 as compared to the quarter ended December 31, 2013. Selling, general and administrative expenses decreased $84,000 in the quarter ended December 31, 2014 compared to the quarter ended December 31, 2013. Sales commissions and other controllable operating expenses were reduced in line with the lower revenues.

The Company had an operating loss of $(1,634,000) for the quarter ended December 31, 2014 versus an operating loss of $(582,000) for the quarter ended December 31, 2013. The increased operating loss was primarily due to reduced revenues.

For the quarter ended December 31, 2014, net investment interest and dividend income, net of fees, from the investment portfolio was $323,000 as compared to $940,000 in the quarter ended December 31, 2013. The net realized and unrealized losses on marketable securities were $(427,000) for the quarter ended December 31, 2014 versus net realized and unrealized gains of $538,000 for the quarter ended December 31, 2013.

The effective income tax rate for the quarter ended December 31, 2014 was a benefit of 37.0%. The effective income tax rate for the quarter ended December 31, 2013 was 49.4%, which was impacted by a $129,000 increase in the prior year federal tax provision estimate.

Net income for the quarter ended December 31, 2013 was $446,000 or $0.05 diluted earnings per share versus a net loss of $(1,096,000) or $(0.12) diluted loss per share for the quarter ended December 31, 2014.

Liquidity and Capital Resources

The Company generates capital resources through operations and returns on its investments.

The Company had no long-term debt outstanding at December 31, 2014 or September 30, 2014. The Company does not currently require a credit facility but continues to review and evaluate its needs and options for such a facility. As of December 31, 2014 and September 30, 2014, the Company has funded $135,000 in cash deposits at insurance companies to cover collateral needs.

As of December 31, 2014, the Company had $5,629,000 in cash and cash equivalents, and $87,008,000 in marketable securities, including $44,032,000 in government securities, $17,963,000 in equities, $11,658,000 in mutual funds, $2,028,000 in exchange-traded funds and $11,327,000 in cash and money funds. The marketable securities are invested through a global professional investment management firm. These securities may be liquidated at any time into cash and cash equivalents.

The Company’s working capital (defined as current assets less current liabilities) was equal to $106.8 million at December 31, 2014 and $107.7 million at September 30, 2014. Cash used in operations during the quarter ended December 31, 2014 was $1,564,000. Costs and estimated earnings in excess of billings increased $2.0 million reflecting an increase in jobs-in-progress at December 31, 2014 compared to September 30, 2014. Customer deposits increased $1,198,000 with the increase in the number of open percentage-of-completion jobs compared to September 30, 2014.

There were no cash disbursements or receipts related to investing or financing activities during the quarter ended December 31, 2014.

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

For information concerning these factors and related matters, see the following sections of the Company’s Annual Report on Form 10-K for the year ended September 30, 2014: (a) “Risk Factors” in Part I and (b) “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II. However, other factors besides those referenced could adversely affect the Company’s results, and you should not consider any such list of factors to be a complete set of all potential risks or uncertainties. Any forward-looking statements made by the Company herein speak as of the date of this Report. The Company does not undertake to update any forward-looking statements, except as required by law.

Critical Accounting Policies, Estimates and Assumptions

The Company believes the following discussion addresses its most critical accounting policies, which are those that are most important to the portrayal of the financial condition and results of operations and require management’s most difficult, subjective, or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain. Accounting policies, in addition to the critical accounting policies referenced below, are presented in Note 1 to the Company’s Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended September 30, 2014, “Accounting Policies.”

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

Revenues & Expenses

Revenues from contracts for the design, manufacture and sale of asphalt plants are recognized under the percentage-of-completion method. The percentage-of-completion method of accounting for these contracts recognizes revenue, net of any promotional discounts, and costs in proportion to actual labor costs incurred as compared with total estimated labor costs expected to be incurred during the entire contract. Pre-contract costs are expensed as incurred. Changes to total estimated contract costs or losses, if any, are recognized in the period in which they are determined. Revenue recognized in excess of amounts billed is classified as current assets under “costs and estimated earnings in excess of billings.” The Company anticipates that all incurred costs associated with these contracts at December 31, 2014 will be billed and collected within one year.

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

At December 31, 2014 and September 30, 2014, the Company had no debt outstanding. The Company’s marketable securities are invested primarily in money funds, mutual funds, exchange-traded funds, government securities and stocks through a professional investment management firm. Investment securities are exposed to various risks, such as interest rate, market, and credit risks. Due to the level of risk associated with investment securities, it is possible that changes in these risk factors could have an adverse, material impact on the Company’s results of operations or equity.

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

Changes in Internal Control over Financial Reporting

The Company’s management, including the Chief Executive Officer and Chief Financial Officer, has reviewed the Company’s internal control over financial reporting. There were no changes in the Company’s internal control over financial reporting during the quarter ended December 31, 2014 that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

February 6, 2015

/s/ Eric E. Mellen
Eric E. Mellen
Chief Financial Officer
(Principal Financial and Accounting Officer)

February 6, 2015