Form 10-Q
period 2015-03-31
GENCOR INDUSTRIES INC
filed 2015-05-08
CIK 64472

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2015

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

Large accelerated filer	☐	Accelerated Filer	☐

Non-accelerated Filer	☐ (Do not check if a smaller reporting company)	Smaller Reporting Company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at May 8, 2015
Common stock, $.10 par value	8,010,132 shares
Class B stock, $.10 par value	1,509,238 shares

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

Part I. Financial Information

GENCOR INDUSTRIES, INC.

Condensed Consolidated Balance Sheets

	March 31, 2015	September 30, 2014
	(Unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$10,010,000	$7,193,000
Marketable securities at fair value (cost $86,104,000 at March 31, 2015 and $84,997,000 at September 30, 2014)	87,400,000	87,112,000
Accounts receivable, less allowance for doubtful accounts of $264,000 at March 31, 2015 and $244,000 at September 30, 2014	2,096,000	1,448,000
Costs and estimated earnings in excess of billings	2,344,000	344,000
Inventories, net	13,351,000	13,673,000
Prepaid expenses and other current assets	896,000	849,000

Total Current Assets	116,097,000	110,619,000

Property and equipment, net	6,673,000	7,141,000
Other assets	63,000	68,000

Total Assets	$122,833,000	$117,828,000

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$1,934,000	$947,000
Customer deposits	4,659,000	324,000
Accrued expenses	1,459,000	1,689,000

Total Current Liabilities	8,052,000	2,960,000

Deferred and other income taxes	390,000	693,000

Total Liabilities	8,442,000	3,653,000

Commitments and contingencies

Shareholders’ Equity:
Preferred stock, par value $.10 per share; authorized 300,000 shares; none issued	—	—
Common stock, par value $.10 per share; 15,000,000 shares authorized; 8,010,132 shares issued and outstanding	801,000	801,000
Class B Stock, par value $.10 per share; 6,000,000 shares authorized; 1,509,238 shares issued and outstanding	151,000	151,000
Capital in excess of par value	10,693,000	10,566,000
Retained earnings	102,746,000	102,657,000

Total Shareholders’ Equity	114,391,000	114,175,000

Total Liabilities and Shareholders’ Equity	$122,833,000	$117,828,000

See accompanying Notes to Condensed Consolidated Financial Statements

GENCOR INDUSTRIES, INC.

Condensed Consolidated Statements of Operations

(Unaudited)

	For the Quarters Ended March 31,		For the Six Months Ended March 31,
	2015	2014	2015	2014

Net revenue	$13,754,000	$14,541,000	$20,041,000	$24,560,000

Costs and expenses:
Production costs	10,121,000	10,851,000	16,063,000	19,338,000
Product engineering and development	357,000	351,000	686,000	731,000
Selling, general and administrative	1,776,000	1,519,000	3,426,000	3,253,000

	12,254,000	12,721,000	20,175,000	23,322,000

Operating income (loss)	1,500,000	1,820,000	(134,000)	1,238,000

Other income (expense), net:
Interest and dividend income, net of fees	197,000	490,000	520,000	1,430,000
Net realized and unrealized gains (losses) on marketable securities	195,000	685,000	(232,000)	1,223,000
Other	—	6,000	—	(8,000)

	392,000	1,181,000	288,000	2,645,000

Income before income tax expense	1,892,000	3,001,000	154,000	3,883,000
Income tax expense	708,000	1,100,000	65,000	1,536,000

Net income	$1,184,000	$1,901,000	$89,000	$2,347,000

Basic Income per Common Share:
Net income per share	$0.12	$0.20	$0.01	$0.25

Diluted Income per Common Share:
Net income per share	$0.12	$0.20	$0.01	$0.25

See accompanying Notes to Condensed Consolidated Financial Statements

GENCOR INDUSTRIES, INC.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	For the Six Months Ended March 31,
	2015	2014

Cash flows from operations:
Net income	$89,000	$2,347,000
Adjustments to reconcile net income to cash provided by (used in) operating activities:

Purchases of marketable securities	(213,920,000)	(67,849,000)
Proceeds from sale and maturity of marketable securities	213,392,000	66,005,000
Change in fair value of marketable securities	240,000	(809,000)
Deferred income taxes	(303,000)	574,000
Depreciation and amortization	668,000	676,000
Provision for doubtful accounts	10,000	15,000
Stock-based compensation	127,000	136,000
Changes in assets and liabilities:
Accounts receivable	(658,000)	(4,000)
Costs and estimated earnings in excess of billings	(2,000,000)	(5,473,000)
Inventories	387,000	1,379,000
Prepaid expenses and other current assets	(47,000)	396,000
Accounts payable	987,000	241,000
Customer deposits	4,335,000	(2,000)
Accrued expenses and other	(229,000)	(940,000)

Total adjustments	2,989,000	(5,655,000)

Cash flows provided by (used in) operating activities	3,078,000	(3,308,000)

Cash flows used in investing activities:
Capital expenditures	(261,000)	(597,000)

Cash flows used in investing activities	(261,000)	(597,000)

Net increase (decrease) in cash	2,817,000	(3,905,000)
Cash and cash equivalents at:
Beginning of period	7,193,000	9,557,000

End of period	$10,010,000	$5,652,000

See accompanying Notes to Condensed Consolidated Financial Statements

GENCOR INDUSTRIES, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Note 1 - Basis of Presentation

The accompanying Condensed Consolidated Financial Statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all material adjustments (consisting of normal, recurring adjustments) considered necessary for a fair presentation have been included in the interim financial information. Operating results for the quarter and six months ended March 31, 2015 are not necessarily indicative of the results that may be expected for the year ending September 30, 2015.

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

The fair value of marketable equity securities, exchange traded funds, mutual funds and government securities are substantially based on quoted market prices (Level 1). Corporate and municipal bonds are valued using market standard valuation methodologies, including: discounted cash flow methodologies, matrix pricing or other similar techniques. The inputs to these market standard valuation methodologies include, but are not limited to: interest rates, credit standing of the issuer or counterparty, industry sector of the issuer, coupon rate, call provisions, maturity, estimated duration and assumptions regarding liquidity and estimated future cash flows. In addition to bond characteristics, the valuation methodologies incorporate market data, such as actual trades completed, bids and actual dealer quotes, where such information is available. Accordingly, the estimated fair values are based on available market information and judgments about financial instruments (Level 2). Fair values of the Level 2 investments are provided by the Company’s professional investment management firm.

The following table sets forth, by level, within the fair value hierarchy, the Company’s assets measured at fair value as of March 31, 2015:

	Fair Value Measurements
	Level 1	Level 2	Level 3	Total
Equities	$19,087,000	$—	$—	$19,087,000
Mutual Funds	12,406,000	—	—	12,406,000
Exchange-Traded Funds	4,053,000	—	—	4,053,000
Government Securities	43,899,000	—	—	43,899,000
Cash and Money Funds	7,955,000	—	—	7,955,000

Total	$87,400,000	$—	$—	$87,400,000

Net unrealized losses included in the consolidated statement of operations for the quarter and six months ended March 31, 2015, on trading securities still held as of March 31, 2015, were $(159,000) and $(820,000), respectively. There were no transfers of investments between Level 1 and Level 2 during the six months ended March 31, 2015.

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

Note 3 - Inventories

Inventories are valued at the lower of cost or market, with cost being determined principally by using the last-in, first-out (“LIFO”) method and market defined as replacement cost for raw materials and net realizable value for work in process and finished goods. Appropriate consideration is given to obsolescence, excessive levels, deterioration, possible alternative uses and other factors in determining net realizable value. The cost of work in process and finished goods includes materials, direct labor, variable costs and overhead. The Company evaluates the need to record inventory allowances on all inventories, including raw material, work in process, finished goods, spare parts and used equipment. Used equipment acquired by the Company on trade-in from customers is included in inventory and carried at estimated net realizable value. Unless specific circumstances warrant different treatment regarding inventory obsolescence, the cost basis of inventories three to four years old is reduced by 50%, while the cost basis of inventories four to five years old is reduced by 75%, and the cost basis of inventories greater than five years old is reduced to zero. Inventory is typically reviewed for obsolescence on an annual basis computed as of September 30, the Company’s fiscal year end. If significant known changes in trends, technology or other specific circumstances that warrant consideration occur during the year, then the impact on obsolescence is considered at that time. No such provisions were made during the quarter or six months ended March 31, 2015.

Net inventories at March 31, 2015 and September 30, 2014 consist of the following:

	March 31, 2015	September 30, 2014
Raw materials	$6,707,000	$6,097,000
Work in process	1,957,000	2,414,000
Finished goods	4,449,000	4,988,000
Used equipment	238,000	174,000

	$13,351,000	$13,673,000

Note 4 - Costs and Estimated Earnings in Excess of Billings

Costs and estimated earnings in excess of billings on uncompleted contracts as of March 31, 2015 and September 30, 2014 consist of the following:

	March 31, 2015	September 30, 2014
Costs incurred on uncompleted contracts	$5,509,000	$846,000
Estimated earnings	2,025,000	279,000

	7,534,000	1,125,000
Billings to date	5,190,000	781,000

Costs and estimated earnings in excess of billings	$2,344,000	$344,000

Note 5 - Earnings per Share Data

The Condensed Consolidated Financial Statements include basic and diluted earnings per share information. The following table sets forth the computation of basic and diluted earnings per share for the quarters and six months ended March 31, 2015 and 2014:

	Quarter Ended March 31,		Six Months Ended March 31,
	2015	2014	2015	2014

Net Income	$1,184,000	$1,901,000	$89,000	$2,347,000

Common Shares:
Weighted average common shares outstanding	9,519,000	9,518,000	9,519,000	9,518,000
Effect of dilutive stock options	65,000	73,000	69,000	58,000

Diluted shares outstanding	9,584,000	9,591,000	9,588,000	9,576,000

Basic:
Net earnings per share	$0.12	$0.20	$0.01	$0.25

Diluted:
Net earnings per share	$0.12	$0.20	$0.01	$0.25

Basic earnings per share is based on the weighted-average number of shares outstanding. Diluted earnings per share is based on the sum of the weighted-average number of shares outstanding plus common stock equivalents. The weighted-average shares issuable upon the exercise of stock options included in the diluted earnings per share calculation for the quarter and six months ended March 31, 2015 were 344,000, which equates to 65,000 and 69,000 dilutive common stock equivalents, respectively. Weighted-average shares issuable upon the exercise of stock options included in the diluted earnings per share calculation for the quarter and six months ended March 31, 2014 were 339,000 and 330,000, respectively, which equates to 73,000 and 58,000 dilutive common stock equivalents, respectively. Weighted-average shares issuable upon the exercise of stock options, which were not included in the diluted earnings per share calculation because they were anti-dilutive, were 16,000 and 7,000, respectively, for the quarter and six months ended March 31, 2014. There were no anti-dilutive shares for the quarter and six months ended March 31, 2015.

Note 6 - Customers with 10% (or greater) of Net Revenues

During the quarter ended March 31, 2015, 9.6% of net revenues were from entities owned by one global company versus 24.7% for the quarter ended March 31, 2014. For the six months ended March 31, 2015, 9.8% of net revenues were from entities owned by one global company versus 22.3% for the six months ended March 31, 2014.

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

On July 6, 2012, President Obama signed a $118 billion transportation bill, Moving Ahead for Progress in the 21st Century Act (“MAP-21”). MAP-21 included a final three-month extension of the previous SAFETEA-LU bill at then current spending levels combined with a new two-year, $105 billion authorization of the federal highway, transit, and safety programs effective October 1, 2012. The bill provided states with two years of funding to build roads, bridges, and transit systems and expires on May 31, 2015.

The Canadian government enacted major infrastructure stimulus programs, which benefitted the Company in prior years. In 2007, the Building Canada Plan provided $33 billion in infrastructure funding through 2014. As part of the Building Canada Plan, the Gas Tax Fund was approved in 2009, providing $2 billion in annual infrastructure spending.

The lack of a multi-year federal highway bill, and a funding shortfall in the highway trust fund that is anticipated in the second half of the year, have resulted in reduced capital equipment purchases within the Company’s served markets. This had an adverse impact on sales and pricing pressures on the Company’s products, resulting in lower revenues and margins.

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

Results of Operations

Quarter Ended March 31, 2015 versus March 31, 2014

Net revenues for the quarters ended March 31, 2015 and 2014 were $13,754,000 and $14,541,000, respectively, a decrease of $787,000 or 5.4%. Net revenues declined from the prior quarter as the domestic highway construction industry continues to remain cautious on the shortfall in federal funding of the Highway Trust Fund. Funding under MAP-21 expires on May 31, 2015.

As a percent of sales, gross profit margin increased from 25.4% in the quarter ended March 31, 2014 to 26.4% in the quarter ended March 31, 2015 primarily from improved production efficiencies.

Selling, general and administrative expenses increased $257,000 in the quarter ended March 31, 2015 compared to the quarter ended March 31, 2014. In February 2014, the Company collected $393,000 on a receivable which had been fully reserved in prior years. The $393,000 was recorded as a reduction in selling, general and administrative expenses in the quarter ended March 31, 2014.

The Company had operating income of $1,500,000 for the quarter ended March 31, 2015 versus $1,820,000 for the quarter ended March 31, 2014. The reduction in operating income was primarily due to lower net revenues and increased selling, general and administrative expenses.

For the quarter ended March 31, 2015, investment interest and dividend income, net of fees, from the investment portfolio was $197,000 as compared to $490,000 for the quarter ended March 31, 2014. The net realized and unrealized gains on marketable securities were $195,000 for the quarter ended March 31, 2015 versus $685,000 for the quarter ended March 31, 2014.

The effective income tax rate for the quarter ended March 31, 2015 was 37.4% versus 36.7% for the quarter ended March 31, 2014. The effective income tax rate for the quarter ended March 31, 2014 was impacted by tax-exempt interest income and premium amortization on municipal bonds.

Net income for the quarter ended March 31, 2015 was $1,184,000, or $.12 per diluted share, versus $1,901,000, or $.20 per diluted share, for the quarter ended March 31, 2014. The reduced net income was primarily due to lower sales, higher selling, general and administrative expenses, and reduced returns on the investment portfolio.

Six Months Ended March 31, 2015 versus March 31, 2014

Net sales for the six months ended March 31, 2015 and 2014 were $20,041,000 and $24,560,000, respectively, a decrease of 18.4%.

Gross profit margin decreased to 19.8% in the six months ended March 31, 2015 from 21.3% in the six months ended March 31, 2014. The lower gross profit margin resulted from reduced net revenues.

Product engineering and development expenses decreased $45,000 in the six months ended March 31, 2015 compared to the six months ended March 31, 2014. Selling, general and administrative expenses increased $173,000 in the six months ended March 31, 2015 compared to the six months ended March 31, 2014. The 2014 expenses were reduced by a $393,000 recovery of a previously reserved receivable.

The Company had an operating loss of $(134,000) for the six months ended March 31, 2015 versus operating income of $1,238,000 for the six months ended March 31, 2014. The reduced operating results were due to lower net revenues and increased selling, general and administrative expenses.

For the six months ended March 31, 2015, investment interest and dividend income, net of fees, from the investment portfolio was $520,000 as compared to $1,430,000 in the 2014 comparable period. The net realized and unrealized losses on marketable securities were $(232,000) for the six months ended March 31, 2015 versus net realized and unrealized gains of $1,223,000 for the six months ended March 31, 2014.

The effective income tax rate for the six months ended March 31, 2015 was 42.2% versus 39.6% for the six months ended March 31, 2014. The effective income tax rate in 2014 was impacted by a $129,000 increase in the prior year federal tax provision estimate. In addition, the effective income tax rate for 2014 was impacted by tax-exempt interest income and premium amortization on municipal bonds.

Liquidity and Capital Resources

The Company does not currently require a credit facility but continues to review and evaluate its needs and options for such a facility.

The Company had no long-term or short-term debt outstanding at March 31, 2015 or September 30, 2014. As of March 31, 2015, the Company had funded $135,000 in cash deposits at insurance companies to cover related collateral needs.

As of March 31, 2015, the Company had $10,010,000 in cash and cash equivalents, and $87,400,000 in marketable securities, including $19,087,000 in equities, $12,406,000 in mutual funds, $4,053,000 in exchange-traded funds, $43,899,000 in government securities and $7,955,000 in cash and money funds. These marketable securities are invested through a global professional investment management firm. These securities may be liquidated at any time into cash and cash equivalents.

The Company’s working capital (defined as current assets less current liabilities) was equal to $108.0 million at March 31, 2015 and $107.7 million at September 30, 2014. Cash provided by operations during the six months ended March 31, 2015 was $3,078,000. Costs and estimated earnings in excess of billings increased $2.0 million reflecting an increase in jobs-in-progress at March 31, 2015 compared to September 30, 2014. Customer deposits increased $4.3 million with the increase in the number of open percentage-of-completion jobs compared to September 30, 2014.

Cash flows used in investing activities for the six months ended March 31, 2015 of $261,000 were related to capital expenditures. There were no cash disbursements or receipts related to financing activities during the six months ended March 31, 2015.

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

Revenues & Expenses

Revenues from contracts for the design, manufacture and sale of asphalt plants are recognized under the percentage-of-completion method. The percentage-of-completion method of accounting for these contracts recognizes revenue, net of any promotional discounts, and costs in proportion to actual labor costs incurred as compared with total estimated labor costs expected to be incurred during the entire contract. Pre-contract costs are expensed as incurred. Changes to total estimated contract costs or losses, if any, are recognized in the period in which they are determined. Revenue recognized in excess of amounts billed is classified as current assets under “costs and estimated earnings in excess of billings.” The Company anticipates that all incurred costs associated with these contracts at March 31, 2015 will be billed and collected within one year.

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

At March 31, 2015 and September 30, 2014, the Company had no debt outstanding. The Company’s marketable securities are invested primarily in stocks, government securities, mutual funds and exchange-traded funds through a global professional investment management firm. Investment securities are exposed to various risks such as interest rate, market and credit risks. Due to the level of risk associated with investment securities it is possible that changes in these risk factors could have an adverse material impact on the Company’s results of operations or equity.

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

Changes in Internal Control over Financial Reporting

The Company’s management, including the Chief Executive Officer and Principal Financial and Accounting Officer, has reviewed the Company’s internal control over financial reporting. There were no changes in the Company’s internal control over financial reporting during the quarter and six months ended March 31, 2015 that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

May 8, 2015

/s/ Eric E. Mellen
Eric E. Mellen
Chief Financial Officer
(Principal Financial and Accounting Officer)

May 8, 2015