Form 10-Q
period 2015-06-30
GENCOR INDUSTRIES INC
filed 2015-08-05
CIK 64472

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2015

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD: From to

Commission File Number: 001-11703

GENCOR INDUSTRIES, INC.

Delaware	59-0933147
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

5201 North Orange Blossom Trail, Orlando, Florida	32810
(Address of principal executive offices)	(Zip Code)

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

Large accelerated filer	☐	Accelerated Filer	☐

Non-accelerated Filer	☐ (Do not check if a smaller reporting company)	Smaller Reporting Company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at August 3, 2015
Common stock, $.10 par value	8,013,882 shares
Class B stock, $.10 par value	1,509,238 shares

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

Part I. Financial Information

GENCOR INDUSTRIES, INC.

Condensed Consolidated Balance Sheets

	June 30, 2015	September 30, 2014
	(Unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$9,568,000	$7,193,000
Marketable securities at fair value (cost $86,826,000 at June 30, 2015 and $84,997,000 at September 30, 2014)	87,475,000	87,112,000
Accounts receivable, less allowance for doubtful accounts of $337,000 at June 30, 2015 and $244,000 at September 30, 2014	1,249,000	1,448,000
Costs and estimated earnings in excess of billings	526,000	344,000
Inventories, net	13,152,000	13,673,000
Prepaid expenses and other current assets	393,000	849,000

Total Current Assets	112,363,000	110,619,000

Property and equipment, net	6,661,000	7,141,000
Other assets	61,000	68,000

Total Assets	$119,085,000	$117,828,000

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$1,286,000	$947,000
Customer deposits	1,511,000	324,000
Accrued expenses and other current liabilities	1,389,000	1,689,000

Total Current Liabilities	4,186,000	2,960,000

Deferred and other income taxes	150,000	693,000

Total Liabilities	4,336,000	3,653,000

Commitments and contingencies
Shareholders’ equity:
Preferred stock, par value $.10 per share; authorized 300,000 shares; none issued	—	—
Common stock, par value $.10 per share; 15,000,000 shares authorized; 8,013,882 shares and 8,010,132 shares issued and outstanding at June 30, 2015 and September 30, 2014, respectively	801,000	801,000
Class B Stock, par value $.10 per share; 6,000,000 shares authorized; 1,509,238 shares issued and outstanding	151,000	151,000
Capital in excess of par value	10,785,000	10,566,000
Retained earnings	103,012,000	102,657,000

Total Shareholders’ Equity	114,749,000	114,175,000

Total Liabilities and Shareholders’ Equity	$119,085,000	$117,828,000

See accompanying Notes to Condensed Consolidated Financial Statements

GENCOR INDUSTRIES, INC.

Condensed Consolidated Statements of Operations

(Unaudited)

	For the Quarters Ended June 30,		For the Nine Months Ended June 30,
	2015	2014	2015	2014
Net revenue	$10,940,000	$10,547,000	$30,981,000	$35,107,000

Costs and expenses:
Production costs	8,541,000	8,266,000	24,603,000	27,604,000
Product engineering and development	351,000	352,000	1,038,000	1,083,000
Selling, general and administrative	1,703,000	1,557,000	5,130,000	4,810,000

	10,595,000	10,175,000	30,771,000	33,497,000

Operating income	345,000	372,000	210,000	1,610,000

Other income (expense), net:
Interest and dividend income, net of fees	152,000	168,000	672,000	1,598,000
Net realized and unrealized gains (losses) on marketable securities	(77,000)	1,658,000	(309,000)	2,881,000
Other	2,000	442,000	2,000	434,000

	77,000	2,268,000	365,000	4,913,000

Income before income tax expense	422,000	2,640,000	575,000	6,523,000
Income tax expense	156,000	977,000	221,000	2,513,000

Net Income	$266,000	$1,663,000	$354,000	$4,010,000

Basic Income per Common Share:
Net income per share	$0.03	$0.17	$0.04	$0.42

Diluted Income per Common Share:
Net income per share	$0.03	$0.17	$0.04	$0.42

See accompanying Notes to Condensed Consolidated Financial Statements

GENCOR INDUSTRIES, INC.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	For the Nine Months Ended June 30,
	2015	2014
Cash flows from operations:
Net income	$354,000	$4,010,000
Adjustments to reconcile net income to cash provided by operating activities:
Purchases of marketable securities	(318,647,000)	(220,103,000)
Proceeds from sale and maturity of marketable securities	317,965,000	218,082,000
Change in fair value of marketable securities	319,000	(2,458,000)
Deferred income taxes	(543,000)	867,000
Depreciation and amortization	1,008,000	1,029,000
Net (gains) losses on disposal of property and equipment	1,000	(417,000)
Provision for doubtful accounts	35,000	40,000
Stock-based compensation	190,000	199,000
Changes in assets and liabilities:
Accounts receivable	164,000	11,000
Costs and estimated earnings in excess of billings	(182,000)	(411,000)
Inventories	586,000	1,511,000
Prepaid expenses and other current assets	456,000	170,000
Accounts payable	339,000	(238,000)
Customer deposits	1,187,000	(1,613,000)
Accrued expenses and other	(299,000)	(583,000)

Total adjustments	2,579,000	(3,914,000)

Cash flows provided by operating activities	2,933,000	96,000

Cash flows provided by (used in) investing activities:
Capital expenditures	(587,000)	(601,000)
Proceeds from sale of property and equipment	—	685,000

Cash flows provided by (used in) investing activities	(587,000)	84,000

Cash flows from financing activities:
Proceeds from stock option exercises	29,000	—

Cash flows provided by financing activities	29,000	—

Net increase in cash	2,375,000	180,000
Cash at:
Beginning of period	7,193,000	9,557,000

End of period	$9,568,000	$9,737,000

See accompanying Notes to Condensed Consolidated Financial Statements

GENCOR INDUSTRIES, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Note 1 – Basis of Presentation

The accompanying condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all material adjustments (consisting of normal, recurring adjustments) considered necessary for a fair presentation have been included in the interim financial information. Operating results for the quarter and nine months ended June 30, 2015 are not necessarily indicative of the results that may be expected for the year ending September 30, 2015.

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

Note 2 – Marketable Securities

Marketable debt and equity securities are categorized as trading securities and are thus marked to market and stated at fair value. Fair value is determined using the quoted closing or latest bid prices for Level 1 investments and market standard valuation methodologies for Level 2 investments. Realized gains and losses on investment transactions are determined by specific identification and are recognized as incurred in the condensed consolidated statements of operations. Net unrealized gains and losses are reported in the condensed consolidated statements of operations in the current period and represent the change in the fair value of investment holdings during the period.

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

The fair value of marketable equity securities, exchange traded funds, mutual funds and government securities are substantially based on quoted market prices (Level 1). Corporate and municipal bonds are valued using market standard valuation methodologies, including: discounted cash flow methodologies, matrix pricing or other similar techniques. The inputs to these market standard valuation methodologies include, but are not limited to: interest rates, credit standing of the issuer or counterparty, industry sector of the issuer, coupon rate, call provisions, maturity, estimated duration and assumptions regarding liquidity, and estimated future cash flows. In addition to bond characteristics, the valuation methodologies incorporate market data, such as actual trades completed, bids and actual dealer quotes, where such information is available. Accordingly, the estimated fair values are based on available market information and judgments about financial instruments (Level 2). Fair values of the Level 2 investments are provided by the Company’s professional investment management firm.

The following table sets forth, by level, within the fair value hierarchy, the Company’s marketable securities measured at fair value as of June 30, 2015:

	Fair Value Measurements
	Level 1	Level 2	Level 3	Total
Equities	$19,642,000	$—	$—	$19,642,000
Mutual Funds	12,408,000	—	—	12,408,000
Exchange-Traded Funds	4,008,000	—	—	4,008,000
Government Securities	29,587,000	—	—	29,587,000
Cash and Money Funds	21,830,000	—	—	21,830,000

Total	$87,475,000	$—	$—	$87,475,000

Net unrealized losses included in the consolidated statement of operations for the quarter and nine months ended June 30, 2015, on trading securities still held as of June 30, 2015, were $(647,000) and $(1,466,000), respectively. There were no transfers of investments between Level 1 and Level 2 during the nine months ended June 30, 2015.

The following table sets forth, by level, within the fair value hierarchy, the Company’s marketable securities measured at fair value as of September 30, 2014:

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

Note 3 – Inventories

Inventories are valued at the lower of cost or market, with cost being determined principally by using the last-in, first-out (“LIFO”) method and market defined as replacement cost for raw materials and net realizable value for work in process and finished goods. Appropriate consideration is given to obsolescence, excessive levels, deterioration, possible alternative uses and other factors in determining net realizable value. The cost of work in process and finished goods includes materials, direct labor, variable costs and overhead. The Company evaluates the need to record inventory allowances on all inventories, including raw material, work in process, finished goods, spare parts and used equipment. Used equipment acquired by the Company on trade-in from customers is carried at estimated net realizable value. Unless specific circumstances warrant different treatment regarding inventory obsolescence, the cost basis of inventories three to four years old is reduced by 50%, while the cost basis of inventories four to five years old is reduced by 75%, and the cost basis of inventories greater than five years old is reduced to zero. Inventory is typically reviewed for obsolescence on an annual basis computed as of September 30, the Company’s fiscal year end. If significant known changes in trends, technology or other specific circumstances that warrant consideration occur during the year, then the impact on obsolescence is considered at that time. No such provisions were made during the quarter and nine months ended June 30, 2015.

Net inventories at June 30, 2015 and September 30, 2014 consist of the following:

	June 30, 2015	September 30, 2014
Raw materials	$6,374,000	$6,097,000
Work in process	1,682,000	2,414,000
Finished goods	4,828,000	4,988,000
Used equipment	268,000	174,000

	$13,152,000	$13,673,000

Note 4 – Costs and Estimated Earnings in Excess of Billings

Costs and estimated earnings in excess of billings on uncompleted contracts as of June 30, 2015 and September 30, 2014 consist of the following:

	June 30, 2015	September 30, 2014
Costs incurred on uncompleted contracts	$1,892,000	$846,000
Estimated earnings	800,000	279,000

	2,692,000	1,125,000
Billings to date	2,166,000	781,000

Costs and estimated earnings in excess of billings	$526,000	$344,000

Note 5 – Earnings per Share Data

The following table sets forth the computation of basic and diluted earnings per share for the quarters and nine months ended June 30, 2015 and 2014:

	Quarter Ended June 30,		Nine Months Ended June 30,
	2015	2014	2015	2014
Net Income	$266,000	$1,663,000	$354,000	$4,010,000

Common Shares:
Weighted average common shares outstanding	9,521,000	9,518,000	9,521,000	9,518,000
Effect of dilutive stock options	66,000	84,000	67,000	66,000

Diluted shares outstanding	9,587,000	9,602,000	9,588,000	9,584,000

Basic:
Net earnings per share	$0.03	$0.17	$0.04	$0.42

Diluted:
Net earnings per share	$0.03	$0.17	$0.04	$0.42

Basic earnings per share are based on the weighted-average number of shares outstanding. Diluted earnings per share are based on the sum of the weighted average number of shares outstanding plus common stock equivalents. Weighted-average shares issuable upon the exercise of stock options included in the diluted earnings per share calculation for the quarter and nine months ended June 30, 2015 were 342,000 and 343,000, respectively, which equates to 66,000 and 67,000 dilutive common stock equivalents, respectively. Weighted-average shares issuable upon the exercise of stock options included in the diluted earnings per share calculation for the quarter and nine months ended June 30, 2014 were 346,000 and 335,000, respectively, which equates to 84,000 and 66,000 dilutive common stock equivalents, respectively. Weighted-average shares issuable upon the exercise of stock options, which were not included in the diluted earnings per share calculation because they were anti-dilutive, were zero and 11,000, respectively, for the quarter and nine months ended June 30, 2014. There were no anti-dilutive shares for the quarter and nine months ended June 30, 2015.

Note 6 – Customers with 10% (or greater) of Net Revenues

During the quarter ended June 30, 2015, 18.8% of net revenues were from entities owned by one global company versus 5.9% for the quarter ended June 30, 2014. For the nine months ended June 30, 2015, 10.2% of net revenues were from entities owned by one global company versus 17.4% for the nine months ended June 30, 2014.

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

On July 6, 2012, President Obama signed a $118 billion transportation bill, Moving Ahead for Progress in the 21st Century Act (“MAP-21”). MAP-21 included a final three-month extension of the previous SAFETEA-LU bill at then current spending levels combined with a new two-year, $105 billion authorization of the federal highway, transit, and safety programs effective October 1, 2012. The bill provided states with two years of funding to build roads, bridges, and transit systems and was to expire on May 31, 2015. On May 29, 2015, MAP-21 was extended through July 31, 2015.

On July 31, 2015, President Obama signed a three month extension of MAP-21 which provides $8 billion in funding for the Highway Trust Fund from August 1, 2015 through October 29, 2015. The House and Senate continue to be at odds on the mechanisms for funding of a long-term highway bill.

The lack of a multi-year federal highway bill and a funding shortfall in the Highway Trust Fund has resulted in reduced capital equipment purchases within the Company’s served markets. This had an adverse impact on sales and pricing pressures on the Company’s products, resulting in lower revenues, margins, and profits.

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

Steel is a major component used in manufacturing the Company’s equipment. The Company is subject to fluctuations in market prices for raw materials such as steel. If the Company is unable to purchase materials it requires or is unable to pass on price increases to its customers or otherwise reduce its cost of goods sold, its business results of operations and financial condition may be adversely affected.

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

Results of Operations

Quarter Ended June 30, 2015 versus June 30, 2014

Net revenue for the quarter ended June 30, 2015 was $10,940,000, as compared to $10,547,000 for the quarter ended June 30, 2014, an increase of 3.7%. As a percent of net revenue, gross profit margins increased from 21.6% in the quarter ended June 30, 2014 to 21.9% in the quarter ended June 30, 2015.

Product engineering and development expenses were $351,000 in the quarter ended June 30, 2015, as compared to $352,000 for the quarter ended June 30, 2014. Selling, general and administrative expenses increased $146,000 to $1,703,000 in the quarter ended June 30, 2015, compared to $1,557,000 in the quarter ended June 30, 2014. The increase was primarily due to higher selling expenses.

The Company had operating income of $345,000 for the quarter ended June 30, 2015 versus operating income of $372,000 for the quarter ended June 30, 2014. The reduced operating income was due to higher selling, general and administrative expenses.

For the quarter ended June 30, 2015, investment interest and dividend income, net of fees, from the investment portfolio was $152,000, as compared to $168,000 in the quarter ended June 30, 2014. The net realized and unrealized losses on marketable securities were $(77,000) for the quarter ended June 30, 2015 versus net realized and unrealized gains of $1,658,000 for the quarter ended June 30, 2014. During the quarter ended June 30, 2014, the Company recognized in other income a gain of $442,000 on the disposal of property in the United Kingdom, which was previously used as an operating facility.

The effective income tax rate for both quarters ended June 30, 2015 and June 30, 2014 was 37.0%.

Net income for the quarter ended June 30, 2015 was $266,000 versus $1,663,000 for the quarter ended June 30, 2014. The higher net income in 2014 was primarily due to the realized and unrealized gains on marketable securities and the $442,000 gain on disposal of property in the United Kingdom.

Nine Months Ended June 30, 2015 versus June 30, 2014

Net revenue for the nine months ended June 30, 2015 and 2014 were $30,981,000 and $35,107,000, respectively, a decrease of 11.8%. Net revenues declined from the prior year, as the domestic highway construction industry continues to remain cautious due to the shortfall in federal funding of the Highway Trust Fund and the lack of an approved multi-year highway bill after September 30, 2014.

As a percent of net revenue, gross profit margins decreased to 20.6% in the nine months ended June 30, 2015 from 21.4% in the nine months ended June 30, 2014. The lower gross margins resulted from the lower production volumes in the first half of fiscal 2015.

Product engineering and development expenses decreased $45,000 in the nine months ended June 30, 2015, as compared to the nine months ended June 30, 2014. Selling, general and administrative expenses increased $320,000 in the nine months ended June 30, 2015, compared to the nine months ended June 30, 2014. The 2014 expenses were reduced by a $393,000 recovery of a previously reserved receivable.

The Company had operating income of $210,000 for the nine months ended June 30, 2015 versus operating income of $1,610,000 for the nine months ended June 30, 2014. The reduced operating results were primarily due to lower net revenues and gross margins, and higher selling, general and administrative expenses.

For the nine months ended June 30, 2015, investment interest and dividend income, net of fees, from the investment portfolio was $672,000, as compared to $1,598,000 in the 2014 comparable period. The net realized and unrealized losses on marketable securities were $(309,000) for the nine months ended June 30, 2015 versus net realized and unrealized gains of $2,881,000 for the nine months ended June 30, 2014. During the nine months ended June 30, 2014, the Company recognized in other income a gain of $442,000 on the disposal property in the United Kingdom, which was previously used as an operating facility.

The effective income tax rate for the nine months ended June 30, 2015 was 38.4% versus 38.5% for the nine months ended June 30, 2014. The effective income tax rate in 2014 was impacted by a $129,000 increase in the prior year federal tax provision estimate. The effective income tax rate for 2014 was also impacted by tax-exempt interest income and premium amortization on municipal bonds.

Net income for the nine months ended June 30, 2015 was $354,000 versus $4,010,000 for the nine months ended June 30, 2014.

Liquidity and Capital Resources

The Company does not currently require a credit facility but continues to review and evaluate its needs and options for such a facility.

The Company had no long-term or short-term interest-bearing debt outstanding at June 30, 2015 or September 30, 2014. As of June 30, 2015, the Company has funded $135,000 in cash deposits at insurance companies to cover related collateral needs.

As of June 30, 2015, the Company had $9,568,000 in cash and cash equivalents, and $87,475,000 in its investment portfolio, including $19,642,000 in equities, $12,408,000 in mutual funds, $4,008,000 in exchange-traded funds, $29,587,000 in government securities and $21,830,000 in cash and money funds. These marketable securities are invested through a global professional investment management firm. These securities may be liquidated at any time into cash and cash equivalents.

The Company’s working capital (defined as current assets less current liabilities) was $108.2 million at June 30, 2015 and $107.7 million at September 30, 2014. Cash provided by operations during the nine months ended June 30, 2015 was $2,933,000. Inventories decreased as the stock build from fiscal 2014 was used to satisfy sales demands in fiscal 2015. Customer deposits increased $1.2 million with the increase in the number of open percentage-of-completion jobs compared to September 30, 2014.

Cash flows used in investing activities for the nine months ended June 30, 2015 of $587,000 related to capital expenditures on manufacturing equipment. Cash provided by financing activities of $29,000 related to proceeds from the exercise of stock options.

Seasonality

The Company’s operations are concentrated in the asphalt-related business and are typically subject to a seasonal slow-down during the third and fourth quarters of the calendar year. This slow-down often results in lower revenues, and earnings or losses during the first and fourth quarters of each fiscal year ended September 30.

Customers with 10% (or greater) of Net Revenues

During the quarter ended June 30, 2015, 18.8% of net revenues were from entities owned by one global company versus 5.9% for the quarter ended June 30, 2014. For the nine months ended June 30, 2015, 10.2% of net revenues were from entities owned by one global company versus 17.4% for the nine months ended June 30, 2014.

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

Revenues & Expenses

Revenues from contracts for the design, manufacture and sale of asphalt plants are recognized under the percentage-of-completion method. The percentage-of-completion method of accounting for these contracts recognizes revenue, net of any promotional discounts, and costs in proportion to actual labor costs incurred, as compared with total estimated labor costs expected to be incurred during the entire contract. Pre-contract costs are expensed as incurred. Changes to total estimated contract costs or losses, if any, are recognized in the period in which they are determined. Revenue recognized in excess of amounts billed is classified as current assets under “costs and estimated earnings in excess of billings.” The Company anticipates that all incurred costs associated with these contracts at June 30, 2015 will be billed and collected within one year.

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

Investments

Marketable debt and equity securities are categorized as trading securities and are thus marked to market and stated at fair value. Fair value is determined using the quoted closing or latest bid prices for Level 1 investments and market standard valuation methodologies for Level 2 investments. Realized gains and losses on investment transactions are determined by specific identification and are recognized as incurred in the condensed consolidated statements of operations. Net unrealized gains and losses are reported in the condensed consolidated statements of operations in the current period and represent the change in the fair value of investment holdings during the period.

Long-Lived Asset Impairment

Property and equipment, and intangible assets subject to amortization are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset (or asset group) may not be recoverable. An impairment loss would be recognized when the carrying amount of an asset exceeds the estimated undiscounted cash flows expected to result from the use of the asset and its eventual disposition. The amount of the impairment loss to be recorded is calculated by the excess over its fair value of the asset’s carrying value. Fair value is generally determined using a discounted cash flow analysis.

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

At June 30, 2015 and September 30, 2014, the Company had no interest-bearing debt outstanding. The Company’s marketable securities are invested primarily in stocks, government securities, mutual funds and exchange-traded funds through a professional investment management firm. Investment securities are exposed to various risks, such as interest rate, market and credit risks. Due to the level of risk associated with investment securities, it is possible that changes in these risk factors could have an adverse, material impact on the Company’s results of operations or equity.

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

Changes in Internal Control over Financial Reporting

The Company’s management, including the Chief Executive Officer and Chief Financial Officer, has reviewed the Company’s internal control over financial reporting. There were no changes in the Company’s internal control over financial reporting during the quarter and nine months ended June 30, 2015 that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

August 5, 2015

/s/ Eric E. Mellen
Eric E. Mellen
Chief Financial Officer
(Principal Financial and Accounting Officer)

August 5, 2015