Form 10-K
period 2015-09-30
GENCOR INDUSTRIES INC
filed 2015-12-09
CIK 64472

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10 – K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended September 30, 2015

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes    ☒  No

The aggregate market value of the common equity held by non-affiliates computed by reference to the price at which the common equity was last sold as of the last business day of the most recently completed second fiscal quarter was $67,254,700.

Indicate the number of shares outstanding of each of the Registrant’s classes of Common Stock, as of the latest practicable date: 8,028,882 shares of Common Stock ($.10 par value) and 1,509,238 shares of Class B Stock ($.10 par value) as of December 2, 2015.

DOCUMENTS INCORPORATED BY REFERENCE

Part III of this Form 10-K is incorporated by reference from the Registrant’s 2016 Proxy Statement for the Annual Meeting of the Stockholders.

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

Because the Company’s products are sold primarily to the highway construction industry, the business is seasonal in nature. Traditionally, the Company’s customers do not purchase new equipment for shipment during the summer and fall months to avoid disrupting their peak season for highway construction and repair work. The majority of orders for the Company’s products are typically received between October and February, with a significant volume of shipments occurring prior to June. The principal factors driving demand for the Company’s products are the level of government funding for domestic highway construction and repair, replacement of existing plants, the need for spare parts, and a continuing trend towards larger plants.

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

In 1998, the Company entered into agreements with Carbontronics, LLC (“CLLC”) pursuant to which the Company designed, manufactured, sold and installed four synthetic fuel production plants. In addition to payment for the plants, the Company received membership interests in two synthetic fuel entities. These derived significant cash flow from the sale of synthetic fuel and tax credits (Internal Revenue Code, Section 29) and consequently distributed significant cash to the Company beginning in 2001 and through 2010.

The tax credit legislation expired at the end of calendar year 2007. Consequently, the four synthetic fuel plants were decommissioned. The plants were sold or transferred to site owners in exchange for a release of all contracted liabilities related to the removal of plants from the sites. Gencor no longer has any ownership in the two synthetic fuel entities.

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

Sales and Marketing

The Company’s products and services are marketed internationally through a combination of Company-employed sales representatives and independent dealers and agents.

Sales Backlog

The Company’s manufacturing processes allow for a relatively short turnaround from the order date to shipment date of usually less than ninety days. Therefore, the size of the Company’s backlog should not be viewed as an indicator of the Company’s annualized revenues or future financial results. The Company’s backlog was approximately $20.3 million and $5.5 million as of December 1, 2015 and December 1, 2014, respectively.

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

Employees

As of September 30, 2015, the Company had a total of 216 full-time employees. The Company has a collective bargaining agreement covering production and maintenance employees at its Marquette, Iowa facility. All other employees are not represented by a labor union or collective bargaining agreement.

Available Information

For further discussion concerning the Company’s business, see the information included in Item 7 (Management’s Discussion and Analysis of Financial Condition and Results of Operations) and Item 8 (Financial Statements and Supplementary Data) of this Report.

The Company makes available free of charge through its website at www.gencor.com the Company’s Annual Report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and all amendments to those reports, if applicable, filed or furnished pursuant to Sections 13(a) and 15(d) of the Securities Exchange Act of 1934, as amended, as soon as reasonably practicable after the material is electronically filed with or furnished to the Securities and Exchange Commission (“SEC”). The information posted on the website is not incorporated into this Annual Report on Form 10-K.

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

The business may be adversely affected by current economic conditions.

The Company’s sales to contractors are dependent on construction and infrastructure spending and availability of credit to its customers. Changes in construction and governmental spending have had and could continue to have a material adverse effect on the Company’s results of operations.

The business is affected by the seasonal and cyclical nature of the markets it serves.

The demand for the Company’s products and service is dependent on general economic conditions and more specifically, the commercial highway construction industry. Adverse economic conditions may cause customers to forego or delay new purchases and rely more on repairing existing equipment thus negatively impacting the Company’s sales and profits. Rising gas and oil prices, increasing steel prices and shortage of qualified workers may have adverse effects on the Company. Market conditions could limit the Company’s ability to raise selling prices to offset increases in material and labor costs.

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

In fiscal years 2015 and 2014 the Company depended on one customer for a significant portion of its revenue. The loss of this relationship could have adverse consequences on the Company’s future business.

The percentage of the Company’s net revenue that was derived from sales to one customer was 15% in fiscal 2015 and 16% in fiscal 2014.

If the Company fails to comply with requirements relating to internal control over financial reporting under Section 404 of the Sarbanes-Oxley Act, the business could be harmed and its stock price could decline.

Rules adopted by the Securities and Exchange Commission pursuant to Section 404 of the Sarbanes-Oxley Act of 2002 require the Company to assess its internal control over financial reporting annually. The rules governing the standards that must be met for management to assess its internal control over financial reporting are complex. They require significant documentation, testing, and possible remediation of any significant deficiencies in and/or material weaknesses of internal controls in order to meet the detailed standards under these rules. The Company has evaluated its internal control over financial reporting as effective as of September 30, 2015. See Item 9A – Controls and Procedures – Management’s Annual Report on Internal Control over Financial Reporting. Although the Company has evaluated its internal control over financial reporting as effective as of September 30, 2015, in future fiscal years, the Company may encounter unanticipated delays or problems in assessing its internal control over financial reporting as effective or in completing its assessments by the required dates. In addition, the Company cannot assure you that its independent registered public accountants will attest that internal control over financial reporting are effective in future fiscal years. If the Company cannot assess its internal control over financial reporting as effective, investor confidence and share value may be negatively impacted.

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

The Company’s marketable securities are comprised of cash and money funds, stocks, mutual funds, exchange-traded funds, and government securities invested through a professional investment management firm and are subject to various risks such as interest rates, markets, and credit.

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

The market price of the Company’s common stock may be significantly affected by various factors such as:

•	Quarterly variations in operating results

•	Changes in revenue growth rates as a whole or for specific geographic areas or products

•	Changes in earnings estimates by market analysts

•	The announcement of new products or product enhancements by the Company or its competitors

•	Speculation in the press or analyst community of potential acquisitions by the Company, and

•	General market conditions or market conditions specific to particular industries.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None

ITEM 2.	PROPERTIES

The following table lists the operating properties owned by the Company as of September 30, 2015:

Location	Owned Acreage	Building Square Footage	Principal Function
Marquette, Iowa	72.0	137,000	Offices and manufacturing
Orlando, Florida	27.0	215,000	Corporate offices and manufacturing

ITEM 3.	LEGAL PROCEEDINGS

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

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters submitted during the fourth quarter of this fiscal year to a vote of security holders.

PART II

ITEM 5.	MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER’S PURCHASES OF EQUITY SECURITIES

The Company’s stock has been traded on the NASDAQ Global Market under the symbol “GENC” since December 20, 2007.

Following are the high and low closing prices for the Company’s common stock for the periods indicated:

2015	HIGH	LOW
First Quarter	$10.17	$8.90
Second Quarter	$10.10	$9.01
Third Quarter	$10.02	$9.20
Fourth Quarter	$10.10	$8.91

2014	HIGH	LOW
First Quarter	$9.72	$8.35
Second Quarter	$11.62	$8.96
Third Quarter	$11.19	$9.47
Fourth Quarter	$11.58	$9.80

As of September 30, 2015, there were 253 holders of common stock of record and 5 holders of Class B stock of record. The Company has not paid any dividends during the last two fiscal years and there is no intention to pay cash dividends in the foreseeable future.

EQUITY COMPENSATION PLANS

The following table includes information about the Company’s common stock that may be issued upon exercise of options, warrants and rights under all of the existing equity compensation plans and arrangements previously approved by security holders as of September 30, 2015:

Plan	Number of Securities to be Issued upon Exercise of Outstanding Options, Warrants and Rights	Weighted-average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance under Equity Compensation Plans
1997 Stock Option Plan	27,500	$9.320	—
2009 Incentive Compensation Plan	297,750	$7.680	642,000	(a)

(a)	Includes 160,000 of Class B securities

COMPARATIVE 5-YEAR CUMULATIVE RETURN GRAPH

The following graph sets forth the cumulative total shareholder return (assuming reinvestment of dividends) to the Company’s shareholders during the five-year period ended September 30, 2015, as well as the Wilshire US Micro-Cap Price Index and the Dow Jones Heavy Construction Index. The stock performance assumes $100 was invested on October 1, 2010.

Comparison of Cumulative Total Return among Gencor Industries, Inc., the

Wilshire US Micro-Cap Price Index and the Dow Jones Heavy Construction Index

With Base Year of 2010:	9/30/2010	9/30/2011	9/30/2012	9/30/2013	9/30/2014	9/30/2015
Gencor Industries, Inc.	100.00	101.54	103.64	120.17	137.54	126.61
DJ Heavy Construction Index	100.00	87.18	114.40	143.43	136.28	100.56
Wilshire US Micro-Cap Index	100.00	93.14	125.08	163.01	170.50	167.04

On December 9, 2015, the Company’s stock was available for trading on the NASDAQ Global Market under the symbol “GENC”.

ITEM 6.	SELECTED FINANCIAL DATA

	Years Ended September 30
	2015	2014	2013	2012	2011
Net Revenue	$39,230,000	$40,017,000	$48,943,000	$63,182,000	$59,692,000
Operating Income (Loss)	(794,000)	(26,000)	2,578,000	393,000	(1,743,000)
Net Income (Loss)	(1,819,000)	3,473,000	6,725,000	4,472,000	224,000
Per Share Data:
Basic – Net Income (Loss)	$(0.19)	$0.36	$0.71	$0.47	$0.02
Diluted – Net Income (Loss)	$(0.19)	$0.36	$0.71	$0.47	$0.02

Selected Balance Sheet Data:	September 30
	2015	2014	2013	2012	2011
Current Assets	$112,366,000	$110,619,000	$108,791,000	$102,090,000	$95,424,000
Current Liabilities	7,399,000	2,960,000	6,036,000	5,878,000	5,576,000
Total Assets	120,144,000	117,828,000	116,948,000	110,312,000	104,375,000
Long Term Debt	—	—	—	—	—
Shareholders’ Equity	112,745,000	114,175,000	110,428,000	103,460,000	98,799,000

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Because the Company’s products are sold primarily to the highway construction industry, the business is seasonal in nature. Traditionally, the Company’s customers do not purchase new equipment for shipment during the summer and fall months to avoid disrupting their peak season for highway construction and repair work. The majority of orders for the Company’s products are thus received between October and February, with a significant volume of shipments occurring prior to June. The principal factors driving demand for the Company’s products are the overall economic conditions, the level of government funding for domestic highway construction and repair, Canadian infrastructure spending, the need for spare parts, fluctuations in the price of crude oil (liquid asphalt as well as fuel costs), and a trend towards larger plants resulting from industry consolidation.

On July 6, 2012, President Obama signed a $118 billion transportation bill, Moving Ahead for Progress in the 21st Century Act (“MAP-21”). MAP-21 included a final three-month extension of the previous SAFETEA-LU bill at then current spending levels combined with a new two-year, $105 billion authorization of the federal highway, transit, and safety programs effective October 1, 2012. The bill provided states with two years of funding to build roads, bridges, and transit systems. On August 8, 2014, President Obama signed a $10.8 billion ten month bill to fund Federal highway and mass-transit programs through May 31, 2015. On May 29, 2015, MAP-21 was extended through July 31, 2015.

On July 31, 2015, President Obama signed a three month extension of MAP-21 which provides $8 billion in funding for the Highway Trust Fund from August 1, 2015 through October 29, 2015. Two additional short-term extensions were approved between October 29, 2015 and December 4, 2015.

On December 4, 2015, President Obama signed into law a five-year, $305 billion transportation bill, Fixing America’s Surface Transportation (“FAST”) Act. The FAST Act reauthorizes the collection of the 18.4 cents per gallon gas tax that is typically used to pay for transportation projects. It also includes $70 billion from other areas of the federal budget to close a $16 billion annual funding deficit. The bill includes spending of more than $205 billion on roads and highways over the next five years. The 2016 funding levels are approximately 5% above 2015 projected funding, with annual increases between 2.0% and 2.5% from 2016 through 2020.

The Canadian government enacted major infrastructure stimulus programs, which benefitted the Company in prior years. In 2007, the Building Canada Plan provided $33 billion in infrastructure funding through 2014. As part of the Building Canada Plan, the Gas Tax Fund was approved in 2009, providing $2 billion in annual infrastructure spending.

In addition to government funding and overall economic conditions, fluctuations in the price of oil, which is a major component of asphalt mix, may affect the Company’s financial performance. An increase in the price of oil increases the cost of liquid asphalt and could, therefore, decrease demand for hot mix asphalt paving materials and certain of the Company’s products. Increases in oil prices also drive up the cost of gasoline and diesel, which results in increased freight costs. Where possible, the Company will pass increased freight costs on to its customers. However, the Company may not be able to recapture all of the increased costs and thus could have a negative impact on the Company’s financial performance.

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

For the long term, the Company believes the strategy of continuing to invest in product engineering and development and its focus on delivering high-quality products and superior service will strengthen the Company’s market position. The Company took aggressive actions to conserve cash, right-size its operations and cost structure. These actions included adjustments to workforce, reduced purchases of raw materials and reductions in selling, general, and administrative expenses. The Company continues to review its internal processes to identify inefficiencies and cost reduction opportunities. The Company will continue to scrutinize its relationships with external suppliers to ensure it is achieving the highest quality materials and services at the most competitive cost.

Results of Operations

Year ended September 30, 2015 compared with the year ended September 30, 2014

Net revenues for the year ended September 30, 2015 were $39.2 million, a decrease of 2.0% or $0.8 million from $40.0 million for the year ended September 30, 2014. Net revenues for the fourth quarter of 2015 were up $3.3 million or 68% over the fourth quarter of 2014. Through the first three quarters of 2015, the domestic highway construction industry continued to languish with the shortfall in Federal funding of the Highway Trust Fund and the lack of an approved multi-year highway bill. During the latter part of the fourth quarter of 2015, the Company’s quoting activity and order input picked up significantly and has continued to be robust. Numerous customers who had previously deferred equipment purchases are showing a renewed optimism. On December 4, 2015, President Obama signed a five-year, $305 billion transportation bill which should give our U.S. customers the confidence to invest in new equipment for production capacity expansion and replacement of older, inefficient equipment. In Canada, order inquiries had been solid, but a ten year high in the U.S. dollar has caused some Canadian customers to delay purchases. The recently elected Prime Minister in Canada is focused on continuing to improve Canada’s infrastructure which should bode well for our Canadian customers.

Gross margins for fiscal 2015 were $7.5 million, or 19.1% of net revenues, versus $7.8 million or 19.5% of net revenues in 2014. The gross margin decrease in 2015 was due to overall lower net revenues and production volumes.

Product engineering and development expenses were unchanged from 2014. Selling, general and administrative expenses increased $451,000 or 7.0% to $6,878,000 from $6,427,000 in fiscal 2014. The 2014 general and administrative expenses were reduced by a $393,000 second fiscal quarter recovery of a previously reserved receivable.

Fiscal 2015 had an operating loss of $(794,000) versus an operating loss of $(26,000) in fiscal 2014. As compared to fiscal 2014, the increased operating loss in 2015 was due to lower revenues and the positive impact on the fiscal 2014 results of the $393,000 recovery of a previously reserved receivable.

As of September 30, 2015 and 2014, the cost basis of the investment portfolio was $87.1 million and $85.0 million, respectively. For the years ended September 30, 2015 and 2014, net investment interest and dividend income (“Investment Income”) was $0.9 million and $1.8 million, respectively. Investment Income was down in 2015 as the Company disposed of its investments in corporate and municipal bonds in March 2014. The net realized and unrealized losses on marketable securities were $(3.6) million in 2015 versus gains of $2.2 million in 2014. Total cash and investment balance at September 30, 2015 was $95.5 million compared to the September 30, 2014 cash and investment balance of $94.3 million. During the year ended September 30, 2014, the Company recognized in other income a gain of $442,000 on the disposal of property in the United Kingdom which was previously used as an operating facility.

The effective income tax rate for fiscal 2014 was 21.3% versus a benefit of (48.7%) in fiscal 2015. As of September 30, 2013 the Company had $805,000 in research and development tax credits (“R&D Credits”) carry-forwards. Of this amount, $313,000 reduced the Company’s current federal income taxes payable for the year ended September 30, 2014, leaving $492,000 in R&D Credits carry-forwards in the net deferred and other income tax liabilities of $693,000 in the consolidated balance sheet as of September 30, 2014. After the Company’s 2014 federal income tax return was filed, there was a net increase adjustment in R&D Credits carry-forwards of $275,000 taking the total to $767,000 from the original estimate of $492,000. In fiscal 2015, additional net R&D Credits carry-forwards of $133,000 were added bringing the total R&D Credits carry-forwards to $900,000 at September 30, 2015. The $900,000 of R&D Credits carry-forwards, which are included in net deferred and other income tax assets of $1,114,000 at September 30, 2015, expire in fiscal years 2031 through 2034.

During fiscal 2014, the Company also received $244,000 of Florida state research and development credits. $65,000 of these credits reduced the Company’s state income taxes payable in fiscal 2014 and $179,000 was included in the net deferred and other income tax liabilities of $693,000 in the consolidated balance sheet as of September 30, 2014. After the Company’s 2014 state income tax return was filed, there was a net increase adjustment in the Florida state research and development credits of $35,000 taking the total carry-forwards to $214,000 from the original estimate of $179,000. The $214,000 of Florida state research and development credits carry-forwards, which are included in net deferred and other income tax assets of $1,114,000 at September 30, 2015, expire in fiscal 2019. The Company did not receive any Florida state research and development credits in fiscal 2015.

Net loss for the year ended September 30, 2015 was $(1,819,000) or $(0.19) per diluted share versus net income of $3,473,000 or $0.36 per diluted share for the year ended September 30, 2014.

Liquidity and Capital Resources

The Company generates capital resources through operations and returns on its investments.

The Company had no long-term debt outstanding at September 30, 2015 or 2014. The Company does not currently require a credit facility but continues to review and evaluate its needs and options for such a facility.

As of September 30, 2015, the Company has funded $135,000 in cash deposits at insurance companies to cover collateral needs.

As of September 30, 2015, the Company had $11.2 million in cash and cash equivalents, and $84.4 million in marketable securities. The marketable securities are invested through a professional investment management firm. The securities may be liquidated at any time into cash and cash equivalents.

The Company’s backlog was $18.7 million at September 30, 2015 versus $4.8 million at September 30, 2014. The Company’s working capital (defined as current assets less current liabilities) was $105.0 million at September 30, 2015 versus $107.7 million at September 30, 2014. The significant purchases, sales and maturities of marketable securities shown on the consolidated statements of cash flows reflects the sale of all corporate and municipal bonds in March 2014 and subsequent recurring purchase and sale of United States treasury bills through fiscal 2015. The change in deferred income taxes between years is primarily due to the tax impact on unrealized gains (losses) on marketable securities which were an unrealized gain of $2.1 million at September 30, 2014 versus an unrealized loss of $(2.7) million at September 30, 2015. Costs and estimated earnings in excess of billings and customer deposits increased $2.1 million reflecting the increase in the number of open percentage-of-completion jobs as of September 30, 2015 versus 2014.

Cash provided by operations during the year ended September 30, 2015 was $4,512,000. Cash used for investing activities during the year ended September 30, 2015 of $689,000 related to capital expenditures for manufacturing equipment. Cash provided by financing activities of $136,000 in fiscal 2015 related to proceeds from the exercise of stock options.

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

Revenues & Expenses

Revenues from contracts for the design, manufacture and sale of asphalt plants are recognized under the percentage-of-completion method. The percentage-of-completion method of accounting for these contracts recognizes revenue, net of any promotional discounts, and costs in proportion to actual labor costs incurred as compared with total estimated labor costs expected to be incurred during the entire contract. Pre-contract costs are expensed as incurred. Changes to total estimated contract costs or losses, if any, are recognized in the period in which they are determined. Revenue recognized in excess of amounts billed is classified as current assets under “costs and estimated earnings in excess of billings.” The Company anticipates that all incurred costs associated with these contracts at September 30, 2015, will be billed and collected within one year.

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

Investments

Marketable debt and equity securities are categorized as trading securities and are thus marked to market and stated at fair value. Fair value is determined using the quoted closing or latest bid prices for Level 1 investments and market standard valuation methodologies for Level 2 investments. Realized gains and losses on investment transactions are determined by specific identification and are recognized as incurred in the consolidated statements of operations. Net changes in unrealized gains and losses are reported in the consolidated statements of operations and represent the change in the fair value of investment holdings during the period.

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

Contractual Obligations

The following table summarizes the outstanding borrowings and long-term contractual obligations at September 30, 2015:

	Total	Less than 1 Year	1 – 3 Years
Operating leases	$14,000	$8,000	$6,000

The Company had no long-term or short-term debt as of September 30, 2015. There was no long-term debt facility in place and there were no outstanding letters of credit at September 30, 2015.

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

At September 30, 2015 and 2014, the Company had no debt outstanding. At September 30, 2015, there was no credit facility in place. The Company does not currently require a credit facility but continues to evaluate its needs and options for such a facility.

The Company’s marketable securities are invested in cash and money funds, stocks, mutual funds, exchange traded funds, and government securities through a professional investment advisor. Investment securities are exposed to various risks, such as interest rate, market and credit risks. Due to the level of risk associated with certain investment securities and the level of uncertainty related to changes in the value of securities, it is possible that changes in these risk factors could have an adverse material impact on the Company’s results of operations or equity.

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

In order to ensure that the Company’s internal control over financial reporting is effective, management regularly assesses such controls and did so most recently as of September 30, 2015. This assessment was based on criteria for effective internal control over financial reporting described in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management believes the Company maintained effective internal control over financial reporting as of September 30, 2015.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of Gencor Industries, Inc.:

We have audited the accompanying consolidated balance sheets of Gencor Industries, Inc. as of September 30, 2015 and 2014, and the related consolidated statements of operations, shareholders’ equity, and cash flows for each of the years in the two-year period ended September 30, 2015. Gencor’s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Gencor Industries, Inc. as of September 30, 2015 and 2014, and the consolidated results of its operations, changes in shareholders’ equity, and its cash flows for each of the years in the two-year period ended September 30, 2015 in conformity with accounting principles generally accepted in the United States of America.

/s/ MOORE STEPHENS LOVELACE, P.A.

MOORE STEPHENS LOVELACE, P.A. Certified Public Accountants Orlando, Florida December 9, 2015

Part I. Financial Information

GENCOR INDUSTRIES, INC.

Consolidated Balance Sheets

As of September 30, 2015 and 2014

	2015	2014
ASSETS
Current assets:
Cash and cash equivalents	$11,152,000	$7,193,000
Marketable securities at fair value (cost of $87,123,000 at September 30, 2015 and $84,997,000 at September 30, 2014)	84,357,000	87,112,000
Accounts receivable, less allowance for doubtful accounts of $357,000 at September 30, 2015 and $244,000 at September 30, 2014	874,000	1,448,000
Costs and estimated earnings in excess of billings	2,396,000	344,000
Inventories, net	12,770,000	13,673,000
Prepaid expenses	817,000	849,000

Total current assets	112,366,000	110,619,000

Property and equipment, net	6,388,000	7,141,000
Deferred and other income taxes	1,331,000	—
Other assets	59,000	68,000

Total Assets	$120,144,000	$117,828,000

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,529,000	$947,000
Customer deposits	4,418,000	324,000
Accrued expenses	1,452,000	1,689,000

Total current liabilities	7,399,000	2,960,000

Deferred and other income taxes	—	693,000

Total liabilities	7,399,000	3,653,000

Commitments and contingencies
Shareholders’ equity:
Preferred stock, par value $.10 per share; 300,000 shares authorized; none issued	—	—
Common stock, par value $.10 per share; 15,000,000 shares authorized; 8,028,882 shares and 8,010,132 shares issued and outstanding at September 30, 2015 and 2014, respectively	803,000	801,000
Class B Stock, par value $.10 per share; 6,000,000 shares authorized; 1,509,238 shares issued and outstanding at September 30, 2015 and 2014	151,000	151,000
Capital in excess of par value	10,953,000	10,566,000
Retained earnings	100,838,000	102,657,000

Total shareholders’ equity	112,745,000	114,175,000

Total Liabilities and Shareholders’ Equity	$120,144,000	$117,828,000

See accompanying Notes to Consolidated Financial Statements

GENCOR INDUSTRIES, INC.

Consolidated Statements of Operations

For the Years Ended September 30, 2015 and 2014

	2015	2014
Net revenue	$39,230,000	$40,017,000
Costs and expenses:
Production costs	31,724,000	32,194,000
Product engineering and development	1,422,000	1,422,000
Selling, general and administrative	6,878,000	6,427,000

	40,024,000	40,043,000

Operating loss	(794,000)	(26,000)
Other income (expense), net:
Interest and dividend income, net of fees	883,000	1,787,000
Realized and unrealized gains (losses) on marketable securities, net	(3,638,000)	2,212,000
Other	3,000	440,000

	(2,752,000)	4,439,000

Income (loss) before income tax expense (benefit)	(3,546,000)	4,413,000
Income tax expense (benefit)	(1,727,000)	940,000

Net income (loss)	$(1,819,000)	$3,473,000

Basic earnings per common share:
Net income (loss)	$(0.19)	$0.36

Diluted earnings per common share:
Net income (loss)	$(0.19)	$0.36

See accompanying Notes to Consolidated Financial Statements

GENCOR INDUSTRIES, INC.

Consolidated Statements of Shareholders’ Equity

For the Years Ended September 30, 2015 and 2014

	Common Stock		Class B Stock		Capital in Excess of	Retained	Total Shareholders’
	Shares	Amount	Shares	Amount	Par Value	Earnings	Equity
September 30, 2013	8,008,632	$801,000	1,509,238	$151,000	$10,292,000	$99,184,000	$110,428,000
Net income	—	—	—	—	—	3,473,000	3,473,000
Stock-based compensation	—	—	—	—	263,000	—	263,000
Stock options exercised	1,500	—	—	—	11,000	—	11,000

September 30, 2014	8,010,132	801,000	1,509,238	151,000	10,566,000	102,657,000	114,175,000
Net loss	—	—	—	—	—	(1,819,000)	(1,819,000)
Stock-based compensation	—	—	—	—	253,000	—	253,000
Stock options exercised	18,750	2,000	—	—	134,000	—	136,000

September 30, 2015	8,028,882	$803,000	1,509,238	$151,000	$10,953,000	$100,838,000	$112,745,000

See accompanying Notes to Consolidated Financial Statements

GENCOR INDUSTRIES, INC.

Consolidated Statements of Cash Flows

For the Years Ended September 30, 2015 and 2014

	2015	2014
Cash flows from operations:
Net income (loss)	$(1,819,000)	$3,473,000
Adjustments to reconcile net income (loss) to cash provided by (used in) operations:
Purchase of marketable securities	(384,668,000)	(351,062,000)
Proceeds from sale and maturity of marketable securities	383,773,000	348,845,000
Change in value of marketable securities	3,649,000	(1,782,000)
Deferred and other income taxes	(2,024,000)	209,000
Depreciation and amortization	1,385,000	1,372,000
Provision for doubtful accounts	60,000	60,000
(Gain) loss on disposal of assets	1,000	(413,000)
Stock-based compensation	253,000	263,000
Changes in assets and liabilities:
Accounts receivable	514,000	(308,000)
Costs and estimated earnings in excess of billings	(2,052,000)	(344,000)
Inventories	968,000	453,000
Prepaid expenses	32,000	(54,000)
Accounts payable	582,000	(336,000)
Customer deposits	4,094,000	(1,619,000)
Accrued expenses	(236,000)	(1,121,000)

Total adjustments	6,331,000	(5,837,000)

Cash flows provided by (used in) operations	4,512,000	(2,364,000)

Cash flows from investing activities:
Capital expenditures	(689,000)	(696,000)
Proceeds from sale of property and equipment	—	685,000

Cash flows used in investing activities	(689,000)	(11,000)

Cash flows from financing activities:
Proceeds from stock option exercises	136,000	11,000

Cash flows provided by financing activities	136,000	11,000

Net increase (decrease) in cash	3,959,000	(2,364,000)
Cash and cash equivalents at:
Beginning of year	7,193,000	9,557,000

End of year	$11,152,000	$7,193,000

See accompanying Notes to Consolidated Financial Statements

GENCOR INDUSTRIES, INC.

Notes to Consolidated Financial Statements

For the Years Ended September 30, 2015 and 2014

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

New Accounting Pronouncements and Policies

In November 2015, the Financial Accounting Standards Board issued guidance on the balance sheet classification of deferred taxes, which requires that deferred tax liabilities and assets be classified as noncurrent in a classified balance sheet. The guidance is effective for financial statements issued for annual and interim periods beginning after December 15, 2016, with earlier application permitted. The Company applied this guidance to their financial statements for the year ended September 30, 2015 and retrospectively to all periods presented. The retrospective implementation did not result in any changes to the Company’s financial statements for the year ended September 30, 2014.

No other new accounting pronouncements issued or effective during the fiscal year have had or are expected to have a material impact on the Company’s consolidated financial statements.

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

Earnings per Share (“EPS”)

The consolidated financial statements include basic and diluted earnings (loss) per share (“EPS”) information. Basic earnings per share are based on the weighted average number of shares outstanding. Diluted earnings per share are based on the sum of the weighted average number of shares outstanding plus common stock equivalents. Weighted-average shares issuable upon the exercise of stock options included in the diluted earnings per share calculation as of September 30, 2014 were 337,000 which equates to 72,000 dilutive common stock equivalents. For the year ended September 30, 2015, there were no common stock equivalents included in the diluted earnings per share calculations, as to do so would have been anti-dilutive. Weighted-average shares issuable upon the exercise of stock options, which were not included in the diluted earnings per share calculation because they were anti-dilutive, were 341,000 in 2015 and 8,000 in 2014.

The following presents the calculation of the basic and diluted earnings (loss) per share for the years ended September 30, 2015 and 2014:

	2015			2014
	Net Loss	Shares	EPS	Net Income	Shares	EPS
Basic EPS	$(1,819,000)	9,522,000	$(0.19)	$3,473,000	9,518,000	$0.36
Common stock equivalents		—			72,000

Diluted EPS	$(1,819,000)	9,522,000	$(0.19)	$3,473,000	9,590,000	$0.36

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

The fair value of marketable equity securities, mutual funds, exchange-traded funds and government securities are substantially based on quoted market prices (Level 1). Corporate and municipal bonds are valued using market standard valuation methodologies, including: discounted cash flow methodologies, and matrix pricing or other similar techniques. The inputs to these market standard valuation methodologies include, but are not limited to: interest rates, credit standing of the issuer or counterparty, industry sector of the issuer, coupon rate, call provisions, maturity, estimated duration and assumptions regarding liquidity and estimated future cash flows. In addition to bond characteristics, the valuation methodologies incorporate market data, such as actual trades completed, bids and actual dealer quotes, where such information is available. Accordingly, the estimated fair values are based on available market information and judgments about financial instruments (Level 2). Fair values of the Level 2 investments (if any) are provided by the Company’s professional investment management firm.

The following table sets forth by level, within the fair value hierarchy, the Company’s assets measured at fair value as of September 30, 2015:

	Fair Value Measurements
	Level 1	Level 2	Level 3	Total
Equities	$20,915,000	$—	$—	$20,915,000
Mutual Funds	11,885,000	—	—	11,885,000
Exchange-Traded Funds	4,086,000	—	—	4,086,000
Government Securities	43,883,000	—	—	43,883,000
Cash and Money Funds	3,588,000	—	—	3,588,000

Total	$84,357,000	$—	$—	$84,357,000

Net unrealized gains and (losses) recognized during fiscal 2015 on trading securities still held as of September 30, 2015, were $(4,882,000). There were no transfers of investments between Level 1 and Level 2 during the year ended September 30, 2015.

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

Net unrealized gains and (losses) recognized during fiscal 2014 on trading securities still held as of September 30, 2014, were $167,000. There were no transfers of investments between Level 1 and Level 2 during the year ended September 30, 2014.

The carrying amounts of cash and cash equivalents, accounts receivable and accounts payable approximate fair value because of the short-term nature of these items.

Foreign Currency Transactions

Gains and losses resulting from foreign currency transactions are included in income and were not significant during the years ended September 30, 2015 and 2014.

Risk Management

Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash and cash equivalents, marketable securities, and accounts receivable. The Company maintains its cash accounts in various domestic financial institutions which may from time to time exceed federally insured limits. Operating cash is retained overnight in non-interest-bearing accounts which allow for offsets to treasury service charges. The marketable securities are invested in cash and money funds, mutual funds, exchange-traded funds (ETF’s), government securities and stocks through a professional investment advisor. Investment securities are exposed to various risks, such as interest rate, market and credit risks.

The Company’s customers are not concentrated in any specific geographic region, but are concentrated in the road and highway construction industry. The Company extends limited credit to its customers based upon their credit- worthiness and generally requires a significant up-front deposit before beginning construction and full payment subject to hold-back provisions prior to shipment on complete asphalt plant and component orders. The Company establishes an allowance for doubtful accounts based upon the credit risk of specific customers, historical trends and other pertinent information.

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

Impairments

Property and equipment and intangible assets subject to amortization are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset (or asset group) may not be recoverable. An impairment loss would be recognized when the carrying amount of an asset exceeds the estimated undiscounted cash flows expected to result from the use of the asset and its eventual disposition. The amount of the impairment loss to be recorded is calculated by the excess over its fair value of the asset’s carrying value. Fair value is generally determined using a discounted cash flow analysis. No such impairment loss was recorded during the years ended September 30, 2015 and 2014.

Revenues and Expenses

Revenues from contracts for the design, manufacture and sale of asphalt plants are recognized under the percentage-of-completion method. The percentage-of-completion method of accounting for these contracts recognizes revenue, net of any promotional discounts, and costs in proportion to actual labor costs incurred, as compared with total estimated labor costs expected to be incurred during the entire contract. Pre-contract costs are expensed as incurred. Changes to total estimated contract costs or losses, if any, are recognized in the period in which they are determined. Revenue recognized in excess of amounts billed is classified as current assets under “costs and estimated earnings in excess of billings.” The Company anticipates that all incurred costs associated with these contracts at September 30, 2015, will be billed and collected within one year.

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

Deferred tax assets and liabilities are measured using the rates expected to apply to taxable income in the years in which the temporary differences are expected to reverse and the credits are expected to be used. The effect on deferred tax assets and liabilities of the change in tax rates is recognized in income in the period that includes the enactment date. All available evidence, both positive and negative, is considered to determine whether, based on the weight of that evidence, the Company is more likely than not to realize the benefit of a deferred tax asset and whether a valuation allowance is needed for some portion or all of a deferred tax asset. No such valuation allowances were recorded as of September 30, 2015 and 2014.

Comprehensive Income

For the years ended September 30, 2015 and 2014, other comprehensive income is equal to net income.

Reporting Segments

Information concerning principal geographic areas is as follows:

	2015		2014
	Revenues	Long-Term Assets	Revenues	Long-Term Assets
United States	$39,230,000	$7,778,000	$40,017,000	$7,209,000
United Kingdom	—	—	—	—

Total	$39,230,000	$7,778,000	$40,017,000	$7,209,000

Revenues are attributed to geographic areas based on the location of the assets producing the revenues. Assets associated with the United Kingdom were disposed of during fiscal 2014.

Customers with 10% (or greater) of Net Revenues

Approximately 34% of total net revenue in the quarter ended September 30, 2015 and 5% of total net revenue for the quarter ended September 30, 2014 was from one or more separate U.S. corporate entities ultimately affiliated with a foreign-based global company. For the years ended September 30, 2015 and 2014, this company represented 15% and 16% of total net revenue, respectively.

NOTE 2—INVENTORIES, NET

Net inventories consist of the following:

	September 30,
	2015	2014
Raw materials	$6,090,000	$6,097,000
Work in process	1,849,000	2,414,000
Finished goods	4,563,000	4,988,000
Used equipment	268,000	174,000

	$12,770,000	$13,673,000

At September 30, 2015 and 2014, cost is determined by the last-in, first-out (“LIFO”) method for inventories. The estimated current cost of inventories exceeded their LIFO basis by approximately $5,343,000 and $5,472,000 at September 30, 2015 and 2014, respectively. Slow moving and obsolete inventory reserves were $3,310,000 and $3,139,000 at September 30, 2015 and 2014, respectively.

NOTE 3—COSTS AND ESTIMATED EARNINGS IN EXCESS OF BILLINGS

Costs and estimated earnings in excess of billings on uncompleted contracts as of September 30, 2015 and 2014 consisted of the following:

	September 30, 2015	September 30, 2014
Costs incurred on uncompleted contracts	$4,547,000	$846,000
Estimated earnings	1,114,000	279,000

	5,661,000	1,125,000
Billings to date	3,265,000	781,000

Costs and estimated earnings in excess of billings	$2,396,000	$344,000

NOTE 4—PROPERTY AND EQUIPMENT

Property and equipment consist of the following:

	September 30,
	2015	2014
Land and improvements	$3,323,000	$3,296,000
Buildings and improvements	12,883,000	12,875,000
Equipment	9,152,000	8,716,000

	25,358,000	24,887,000
Less: Accumulated depreciation and amortization	(18,970,000)	(17,746,000)

Property and equipment, net	$6,388,000	$7,141,000

Property and equipment includes approximately $6,678,000 and $6,190,000 of fully depreciated assets, which remained in service during fiscal 2015 and 2014, respectively.

NOTE 5—ACCRUED EXPENSES

Accrued expenses consist of the following:

	September 30,
	2015	2014
Payroll and related accruals	$894,000	$974,000
Warranty and related accruals	204,000	368,000
Professional fees	97,000	84,000
Other	257,000	263,000

Accrued expenses	$1,452,000	$1,689,000

NOTE 6—INCOME TAXES

The provision for income tax expense (benefit) consists of:

	Years Ended September 30,
	2015	2014
Current:
Federal	$261,000	$667,000
State	37,000	65,000

Total current	298,000	732,000

Deferred:
Federal	(1,871,000)	190,000
State	(154,000)	18,000

Total deferred	(2,025,000)	208,000

Income tax expense (benefit)	$(1,727,000)	$940,000

A reconciliation of the federal statutory tax rate to the total tax provision is as follows:

	Years Ended September 30,
	2015	2014
Federal income taxes computed at the statutory rate	(34.0%)	34.0%
State income taxes, net of federal benefit	(3.3%)	3.3%
Research & development tax refunds & credits	(5.2%)	(5.6%)
Dividend received deduction	—	(6.1%)
Domestic international sales corporation benefits	(5.8%)	(4.2%)
Other, net	(0.4%)	(0.1%)

Effective income tax rate	(48.7%)	21.3%

Deferred tax assets and liabilities consist of the following:

	September 30,
	2015	2014
Deferred Tax Assets:
Accrued liabilities and reserves	$255,000	$288,000
Allowance for doubtful accounts	133,000	91,000
Inventory	—	186,000
R&D tax credits carryforwards	1,114,000	671,000
Stock-based compensation	194,000	194,000
Net operating losses carryforwards	48,000	58,000
Unrealized loss on investments	1,023,000	—
Other	14,000	24,000

Gross Deferred Tax Assets	2,781,000	1,512,000

Deferred and Other Tax Liabilities:
Unrealized gain on investments	—	(798,000)
Inventory	(43,000)	—
Percentage of completion	(415,000)	(104,000)
Property and equipment	(806,000)	(964,000)
Unrecognized tax benefits	(150,000)	(300,000)
Other	(36,000)	(39,000)

Gross Deferred and Other Tax Liabilities	(1,450,000)	(2,205,000)

Net Deferred and Other Income Tax Assets (Liabilities)	$1,331,000	$(693,000)

The Company has evaluated the available evidence and the likelihood of realizing the benefit of its deferred tax asset as of September 30, 2015. Based on this evaluation, the weight of available evidence supports the conclusion that the Company, more likely than not, will realize all of the benefit of its deferred tax assets. Should the factors underlying management’s analysis change, future valuation adjustments to the Company’s net deferred tax asset may be necessary. If future losses are incurred, it may be necessary to record a valuation allowance related to the Company’s net deferred tax asset recorded as of September 30, 2015. It cannot presently be estimated what, if any, changes to the valuation of our deferred tax asset may be deemed appropriate in the future.

Total income taxes paid in fiscal 2015 and 2014 were $200,000 and $1,981,000, respectively.

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

Significant judgment is required in evaluating the Company’s uncertain tax position and determining the Company’s provision for taxes. Although the Company believes the reserves of unrecognized tax benefits (“UTB’s”) are reasonable, no assurance can be given that the final outcome of these matters will not be different from that which is reflected in the Company’s historical income tax provision and accruals. The Company adjusts these reserves in light of changing facts and circumstances. As of September 30, 2015 and 2014, the Company had UTB’s of $150,000 and $300,000, respectively. There were no additional accruals of UTB’s during fiscal years ended September 30, 2015 and 2014.

The Company recognizes interest and penalties accrued related to UTB’s as a component of income tax expense. There were no additional accruals of interest expense nor penalties during fiscal years ended September 30, 2015 and 2014. It is reasonably possible that the amount of the UTB’s with respect to certain unrecognized tax positions will increase or decrease during the next 12 months. The Company does not expect the change to have a material effect on its results of operations or its financial position. The only expected potential reason for change would be the normal expiration of the statute of limitations or the ultimate results stemming from any examinations by taxing authorities. If recognized, the entire amount of UTB’s would have an impact on the Company’s effective tax rate.

As of September 30, 2013 the Company had $805,000 in research and development tax credits (“R&D Credits”) carry-forwards. Of this amount, $313,000 reduced the Company’s current federal income taxes payable for the year ended September 30, 2014, leaving $492,000 in R&D Credits carry-forwards in the net deferred and other income tax liabilities of $693,000 in the consolidated balance sheet as of September 30, 2014. After the Company’s 2014 federal income tax return was filed, there was a net increase adjustment in R&D Credits carry-forwards of $275,000 taking the total to $767,000 from the original estimate of $492,000. In fiscal 2015, additional net R&D Credits carry-forwards of $133,000 were added bringing the total R&D Credits carry-forwards to $900,000 at September 30, 2015. The $900,000 of R&D Credits carry-forwards, which are included in net deferred and other income tax assets of $1,114,000 at September 30, 2015, expire in fiscal years 2031 through 2034.

During fiscal 2014, the Company also received $244,000 of Florida state research and development credits. $65,000 of these credits reduced the Company’s state income taxes payable in fiscal 2014 and $179,000 was included in the net deferred and other income tax liabilities of $693,000 in the consolidated balance sheet as of September 30, 2014. After the Company’s 2014 state income tax return was filed, there was a net increase adjustment in the Florida state research and development credits of $35,000 taking the total carry-forwards to $214,000 from the original estimate of $179,000. The $214,000 of Florida state research and development credits carry-forwards, which are included in net deferred and other income tax assets of $1,114,000 at September 30, 2015, expire in fiscal 2019. The Company did not receive any Florida state research and development credits in fiscal 2015.

The Company files U.S. federal income tax returns, as well as income tax returns in various states. The Company’s U.S. federal income tax returns and most state returns, filed for tax years prior to fiscal year ended September 30, 2012 are no longer subject to examination by taxing authorities due to the expiration of the statute of limitations.

NOTE 7—RETIREMENT BENEFITS

The Company has a voluntary 401(k) employee benefit plan, which covers all eligible, domestic employees. The Company makes discretionary matching contributions subject to a maximum level, in accordance with the terms of the plan. The Company charged approximately $159,000 and $156,000 to expense under the provisions of the plan during the fiscal years 2015 and 2014, respectively.

NOTE 8—LONG-TERM DEBT

The Company had no long-term debt outstanding at September 30, 2015 or 2014. The Company does not currently require a credit facility, but continues to evaluate its needs and options for such a facility.

As of September 30, 2015, total cash deposits with insurance companies covering collateral needs were $135,000.

NOTE 9—COMMITMENTS AND CONTINGENCIES

Leases

The Company leases certain equipment under non-cancelable operating leases. Future minimum rental commitments under these leases at September 30, 2015 totaled $14,000 and are due over the next two years.

Total rental expense for the fiscal years ended September 30, 2015 and 2014 was $182,000 and $193,000, respectively.

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

NOTE 10—SHAREHOLDERS’ EQUITY

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

NOTE 11—STOCK-BASED COMPENSATION

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

On July 1, 2011, 298,000 common stock options were issued to employees under the 2009 Plan. These options vest at 25% per year starting on October 1, 2012 and each year thereafter through October 1, 2015. As long as the employee remains employed by the Company, these options will be exercisable upon vesting and remain exercisable through October 1, 2021. The Company used the Black-Scholes pricing model to estimate the fair value of the options of $941,000 at time of grant. At September 30, 2015, the fair value of these options had been fully expensed. The following assumptions were used to determine the fair value of the stock options at time of grant:

Risk-free interest rate	2.0%
Expected life of options	10.0 years
Dividend yield	0.0%
Volatility	34.2%

On May 28, 2012, 20,000 common stock options were issued to an employee under the 2009 Plan. These options vest at 25% per year starting on May 28, 2013 and each year thereafter through May 28, 2016. As long as the employee remains employed by the Company, these options will be exercisable upon vesting and remain exercisable through October 1, 2021. The Company used the Black-Scholes pricing model to estimate the fair value of the options of $63,000 at time of grant. At September 30, 2015, $11,000 of compensation expense remained to be expensed through May 28, 2016. The following assumptions were used to determine the fair value of the stock options at time of grant:

Risk-free interest rate	2.0%
Expected life of options	9.4 years
Dividend yield	0.0%
Volatility	32.7%

As of September 30, 2015, 482,000 shares of Company common stock and 160,000 shares of Class B stock are available for granting of Awards under the 2009 Plan.

The following table summarizes option activity under the 2009 Plan:

	Number of Shares	Average Exercise Price Per Share
Options outstanding at September 30, 2013	318,000	$7.655
Options exercised during fiscal 2014	(1,500)	$7.689

Options outstanding at September 30, 2014	316,500	$7.655
Options exercised during fiscal 2015	(18,750)	$7.258

Options outstanding at September 30, 2015	297,750	$7.680

No options were granted, forfeited or cancelled during the year ended September 30, 2015. The weighted average remaining contractual life on the options outstanding as of September 30, 2015 is 6 years under the 2009 Plan.

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

As of September 30, 2015, there were no options available for future grants under the 1997 Plan.

The following table summarizes option activity under the 1997 Plan:

	Number of Shares	Exercise Price Per Share
Outstanding at September 30, 2015, 2014 and 2013	27,500	$9.32

The weighted average remaining contractual life on the options outstanding as of September 30, 2015 is 1 year under the 1997 Plan.

NOTE 12—RELATED PARTY TRANSACTIONS

Marcar Leasing Corporation (“Marcar”) is engaged in leasing machinery and vehicles to the public and the Company. Marcar is owned by family members of the Company’s chairman. New leases between the Company and Marcar provide for equal monthly payments. During fiscal 2015 and 2014, the Company made lease payments to Marcar totaling $136,000 and $125,000, respectively.

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

As of the end of the period covered by this Report the Company conducted an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s principal executive officer and principal financial officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Exchange Act Rules 13a-15(b). Based on this evaluation, the Company’s principal executive officer and principal financial officer concluded that the Company’s disclosure controls and procedures were effective as of September 30, 2015.

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

In order to ensure that the Company’s internal control over financial reporting is effective, management regularly assesses such controls and did so most recently as of September 30, 2015. This assessment was based on criteria for effective internal control over financial reporting described in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management believes the Company maintained effective internal control over financial reporting as of September 30, 2015.

Changes in Internal Control over Financial Reporting

The Company’s management, including the Chief Executive Officer and Chief Financial Officer, has reviewed the Company’s internal control over financial reporting. There were no changes in the Company’s internal control over financial reporting during the year ended September 30, 2015 that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

None

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this Item 10 is incorporated herein by reference to the Company’s Definitive 2016 Proxy Statement for the Annual Meeting of Stockholders.

ITEM 11.	EXECUTIVE COMPENSATION

The information required by this Item 11 is incorporated herein by reference to the Company’s Definitive 2016 Proxy Statement for the Annual Meeting of Stockholders.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this Item 12 is incorporated herein by reference to the Company’s Definitive 2016 Proxy Statement for the Annual Meeting of Stockholders.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this Item 13 is incorporated herein by reference to the Company’s Definitive 2016 Proxy Statement for the Annual Meeting of Stockholders.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this Item 14 is incorporated herein by reference to the Company’s Definitive 2016 Proxy Statement for the Annual Meeting of Stockholders.

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

Dated: December 9, 2015	GENCOR INDUSTRIES, INC.
(Registrant)

/s/ E. J. Elliott
E. J. Elliott
Chairman and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated. The signatures of Directors constitute a majority of Directors.

/s/ E. J. Elliott		/s/ Marc G. Elliott
E. J. Elliott	December 9, 2015	Marc G. Elliott	December 9, 2015
Chairman and Chief Executive Officer		President
(Principal Executive Officer)

/s/ Eric E. Mellen
Eric E. Mellen	December 9, 2015
Chief Financial Officer
(Principal Financial and Accounting Officer)

/s/ James P. Sharp		/s/ Cort J. Dondero
James P. Sharp	December 9, 2015	Cort J. Dondero	December 9, 2015
Director		Director

/s/ Randolph H. Fields		/s/ David A. Air
Randolph H. Fields	December 9, 2015	David A. Air	December 9, 2015
Director		Director

EXHIBITS FILED HEREWITH

Exhibit No.	Description

21.1	Subsidiaries of the Registrant

23.1	Consent of Independent Registered Public Accountants

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a – 14(a) of the Securities Exchange Act of 1934, as amended

31.2	Certification of Chief Financial Officer Pursuant to Rule 13a – 14(a) of the Securities Exchange Act of 1934, as amended

32.1	Certifications of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U. S. C. Section 1350.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation Linkbase

101.DEF	XBRL Taxonomy Extension Definition Linkbase

101.LAB	XBRL Taxonomy Extension Label Linkbase

101.PRE	XBRL Taxonomy Extension Presentation Linkbase