Form 10-Q
period 2015-12-31
GENCOR INDUSTRIES INC
filed 2016-02-10
CIK 64472

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 2015

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

Large accelerated filer	☐	Accelerated Filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller Reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at February 8, 2016
Common stock, $.10 par value	8,028,882 shares
Class B stock, $.10 par value	1,509,238 shares

GENCOR INDUSTRIES, INC.

Introductory Note: Caution Concerning Forward-Looking Statements

This Form 10-Q Report and the Company’s other communications and statements may contain “forward-looking statements,” including statements about the Company’s beliefs, plans, objectives, goals, expectations, estimates, projections and intentions. These statements are subject to significant risks and uncertainties and are subject to change based on various factors, many of which are beyond the Company’s control. The words “may,” “could,” “should,” “would,” “believe,” “anticipate,” “estimate,” “expect,” “intend,” “plan,” “target,” “goal,” and similar expressions are intended to identify forward-looking statements. All forward-looking statements, by their nature, are subject to risks and uncertainties. The Company’s actual future results may differ materially from those set forth in its forward-looking statements. For information concerning these factors and related matters, see Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” in this Report, and the following sections of the Company’s Annual Report on Form 10-K for the year ended September 30, 2015: (a) “Risk Factors” in Part I, and (b) “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II. However, other factors besides those referenced could adversely affect the Company’s results, and you should not consider any such list of factors to be a complete set of all potential risks or uncertainties. Any forward-looking statements made by the Company herein speak as of the date of this Report. The Company does not undertake to update any forward-looking statement, except as required by law.

Unless the context otherwise indicates, all references in this Report to the “Company,” “Gencor,” “we,” “us,” or “our,” or similar words are to Gencor Industries, Inc. and its subsidiaries.

Part I. Financial Information

GENCOR INDUSTRIES, INC.

Condensed Consolidated Balance Sheets

	December 31, 2015	September 30, 2015
ASSETS	(Unaudited)
Current assets:
Cash and cash equivalents	$10,358,000	$11,152,000
Marketable securities at fair value (cost $87,158,000 at December 31, 2015 and $87,123,000 at September 30, 2015)	85,335,000	84,357,000
Accounts receivable, less allowance for doubtful accounts of $241,000 at December 31, 2015 and $357,000 at September 30, 2015	1,019,000	874,000
Costs and estimated earnings in excess of billings	4,044,000	2,396,000
Inventories, net	15,071,000	12,770,000
Prepaid expenses & other current assets	942,000	817,000

Total Current Assets	116,769,000	112,366,000

Property and equipment, net of accumulated depreciation	6,058,000	6,388,000
Deferred and other income taxes	1,032,000	1,331,000
Other assets	56,000	59,000

Total Assets	$123,915,000	$120,144,000

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$1,868,000	$1,529,000
Customer deposits	6,135,000	4,418,000
Accrued expenses	1,587,000	1,452,000

Total Current Liabilities	9,590,000	7,399,000

Commitments and contingencies
Shareholders’ equity:
Preferred stock, par value $.10 per share; authorized 300,000 shares; none issued	—	—
Common stock, par value $.10 per share; 15,000,000 shares authorized; 8,028,882 shares issued and outstanding	803,000	803,000
Class B Stock, par value $.10 per share; 6,000,000 shares authorized; 1,509,238 shares issued and outstanding	151,000	151,000
Capital in excess of par value	10,958,000	10,953,000
Retained earnings	102,413,000	100,838,000

Total Shareholders’ Equity	114,325,000	112,745,000

Total Liabilities and Shareholders’ Equity	$123,915,000	$120,144,000

See accompanying Notes to Condensed Consolidated Financial Statements

GENCOR INDUSTRIES, INC.

Condensed Consolidated Statements of Operations

(Unaudited)

	For the Quarters Ended December 31,
	2015	2014
Net revenue	$13,258,000	$6,287,000
Costs and expenses:
Production costs	9,976,000	5,942,000
Product engineering and development	382,000	329,000
Selling, general and administrative	1,785,000	1,650,000

	12,143,000	7,921,000

Operating income (loss)	1,115,000	(1,634,000)
Other income (expense), net:
Interest and dividend income, net of fees	385,000	323,000
Realized and unrealized gains (losses) on marketable securities, net	593,000	(427,000)
Other	1,000	(1,000)

	979,000	(105,000)

Income (loss) before income tax expense (benefit)	2,094,000	(1,739,000)
Income tax expense (benefit)	519,000	(643,000)

Net Income (Loss)	$1,575,000	$(1,096,000)

Basic Income (Loss) per Common Share:
Net income (loss) per share	$0.16	$(0.12)

Diluted Income (Loss) per Common Share:
Net income (loss) per share	$0.16	$(0.12)

See accompanying Notes to Condensed Consolidated Financial Statements

GENCOR INDUSTRIES, INC.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	For the Quarters Ended December 31,
	2015	2014
Cash flows from operations:
Net income (loss)	$1,575,000	$(1,096,000)
Adjustments to reconcile net income (loss) to cash used in operating activities:
Purchases of marketable securities	(51,115,000)	(134,896,000)
Proceeds from sale and maturity of marketable securities	50,619,000	134,567,000
Change in fair value of marketable securities	(482,000)	433,000
Deferred income taxes	299,000	(244,000)
Depreciation and amortization	362,000	325,000
Provision for doubtful accounts	5,000	—
Stock-based compensation	5,000	63,000
Changes in assets and liabilities:
Accounts receivable	(150,000)	718,000
Costs and estimated earnings in excess of billings	(1,648,000)	(2,014,000)
Inventories	(2,301,000)	434,000
Prepaid expenses & other current assets	(125,000)	(670,000)
Accounts payable	339,000	(170,000)
Customer deposits	1,717,000	1,198,000
Accrued expenses	135,000	(212,000)

Total adjustments	(2,340,000)	(468,000)

Cash flows used in operating activities	(765,000)	(1,564,000)

Cash flows used in investing activities:
Capital expenditures	(29,000)	—

Cash flows used in investing activities	(29,000)	—

Net decrease in cash and cash equivalents	(794,000)	(1,564,000)
Cash and cash equivalents at:
Beginning of period	11,152,000	7,193,000

End of period	$10,358,000	$5,629,000

See accompanying Notes to Condensed Consolidated Financial Statements

GENCOR INDUSTRIES, INC.

Notes to Condensed Consolidated Financial Statements

For the Quarter Ended December 31, 2015

(Unaudited)

Note 1 – Basis of Presentation

The accompanying condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all material adjustments (consisting of normal, recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the quarter ended December 31, 2015 are not necessarily indicative of the results that may be expected for the year ending September 30, 2016.

The accompanying Condensed Consolidated Balance Sheet at September 30, 2015 has been derived from the audited financial statements at that date but does not include all of the information and notes required by generally accepted accounting principles for complete financial statements.

For further information, refer to the consolidated financial statements and notes thereto included in the Gencor Industries, Inc. Annual Report on Form 10-K for the year ended September 30, 2015.

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

The following table sets forth, by level, within the fair value hierarchy, the Company’s assets measured at fair value as of December 31, 2015:

	Fair Value Measurements
	Level 1	Level 2	Level 3	Total
Equities	$21,938,000	$—	$—	$21,938,000
Mutual Funds	8,312,000	—	—	8,312,000
Exchange-Traded Funds	6,793,000	—	—	6,793,000
Government Securities	45,868,000	—	—	45,868,000
Cash and Money Funds	2,424,000	—	—	2,424,000

Total	$85,335,000	$—	$—	$85,335,000

Net unrealized gains and (losses) recognized during the quarter ended December 31, 2015 on trading securities still held as of December 31, 2015 were $943,000. There were no transfers of investments between Level 1 and Level 2 during the quarter ended December 31, 2015.

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

Net inventories at December 31, 2015 and September 30, 2015 consist of the following:

	December 31, 2015	September 30, 2015
Raw materials	$7,933,000	$6,090,000
Work in process	2,554,000	1,849,000
Finished goods	4,305,000	4,563,000
Used equipment	279,000	268,000

	$15,071,000	$12,770,000

Note 4 – Costs and Estimated Earnings in Excess of Billings

Costs and estimated earnings in excess of billings on uncompleted contracts as of December 31, 2015 and September 30, 2015 consist of the following:

	December 31, 2015	September 30, 2015
Costs incurred on uncompleted contracts	$9,669,000	$4,547,000
Estimated earnings	3,184,000	1,114,000

	12,853,000	5,661,000
Billings to date	8,809,000	3,265,000

Costs and estimated earnings in excess of billings	$4,044,000	$2,396,000

Note 5 – Earnings per Share Data

The following table sets forth the computation of basic and diluted earnings (loss) per share for the quarters ended December 31, 2015 and 2014:

	December 31, 2015	December 31, 2014
Net income (loss)	$1,575,000	$(1,096,000)

Common Shares:
Weighted-average common shares outstanding	9,538,000	9,519,000
Effect of dilutive stock options	79,000	—

Weighted-average diluted shares outstanding	9,617,000	9,519,000

Basic:
Net income (loss) per share	$0.16	$(0.12)

Diluted:
Net income (loss) per share	$0.16	$(0.12)

Basic earnings per share is based on the weighted-average number of shares outstanding. Diluted earnings per share is based on the sum of the weighted-average number of shares outstanding plus common stock equivalents. Weighted-average shares issuable upon the exercise of stock options included in the diluted earnings per share calculation for the quarter ended December 31, 2015 were 325,000, which equates to 79,000 dilutive common stock equivalents. For the quarter ended December 31, 2014, there were no common stock equivalents included in the diluted earnings per share calculations, as to do so would have been anti-dilutive. Weighted-average shares issuable upon the exercise of stock options, which were not included in the diluted earnings (loss) per share calculations because they were anti-dilutive, were zero for the quarter ended December 31, 2015 and 344,000 for the quarter ended December 31, 2014.

Note 6 – Customers with 10% (or greater) of Net Revenues

Approximately 2.7% of net revenues in the quarter ended December 31, 2015 and 14.0% of net revenues for the quarter ended December 31, 2014 were from entities owned by a global company.

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

On July 6, 2012, President Obama signed a $118 billion transportation bill, Moving Ahead for Progress in the 21st Century Act (“MAP-21”). MAP-21 included a final three-month extension of the previous SAFETEA-LU bill at then current spending levels combined with a new two-year, $105 billion authorization of the federal highway, transit, and safety programs effective October 1, 2012. The bill provided states with two years of funding to build roads, bridges, and transit systems. On August 8, 2014, President Obama signed a $10.8 billion ten-month bill to fund federal highway and mass-transit programs through May 31, 2015. On May 29, 2015, MAP-21 was extended through July 31, 2015. On July 31, 2015, President Obama signed a three-month extension of MAP-21, which provided $8 billion in funding for the Highway Trust Fund from August 1, 2015 through October 29, 2015. Two additional short-term extensions were approved between October 29, 2015 and December 4, 2015.

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

Results of Operations

Quarter Ended December 31, 2015 versus December 31, 2014

Net revenues for the quarters ended December 31, 2015 and December 31, 2014 were $13,258,000 and $6,287,000, respectively, an increase of $6,971,000 or 110.9%. During the latter part of the fourth quarter of 2015, the Company’s quoting activity and order input picked up significantly and has continued to be robust. Numerous customers who had previously deferred equipment purchases are showing a renewed optimism.

As a percent of sales, gross profit margins increased to 24.8% in the quarter ended December 31, 2015 from 5.5% in the quarter ended December 31, 2014, due to process improvements, lower commodity prices and increased revenues and cost absorption.

Product engineering and development expenses increased $53,000 in the quarter ended December 31, 2015 as compared to the quarter ended December 31, 2014. Selling, general and administrative expenses increased $135,000 or 8.2% in the quarter ended December 31, 2015 compared to the quarter ended December 31, 2014. Sales commissions and other controllable operating expenses increased due to the higher revenues.

As a result of the improved revenues and cost controls, the Company had operating income of $1,115,000 for the quarter ended December 31, 2015 versus an operating loss of $(1,634,000) for the quarter ended December 31, 2014.

For the quarter ended December 31, 2015, net investment interest and dividend income, net of fees, from the investment portfolio was $385,000 as compared to $323,000 in the quarter ended December 31, 2014. The net realized and unrealized gains on marketable securities were $593,000 for the quarter ended December 31, 2015 versus net realized and unrealized losses of $(427,000) for the quarter ended December 31, 2014.

The effective income tax rate for the quarter ended December 31, 2015 was 24.8%, which was positively impacted by a $256,000 increase in the prior year federal tax benefit estimate. The effective income tax rate for the quarter ended December 31, 2014 was a benefit of 37.0%.

Net income for the quarter ended December 31, 2015 was $1,575,000 or $0.16 diluted earnings per share versus a net loss of $(1,096,000) or $(0.12) diluted loss per share for the quarter ended December 31, 2014.

Liquidity and Capital Resources

The Company generates capital resources through operations and returns on its investments.

The Company had no long-term debt outstanding at December 31, 2015 or September 30, 2015. The Company does not currently require a credit facility. As of December 31, 2015, the Company had funded $135,000 in cash deposits at insurance companies to cover collateral needs.

As of December 31, 2015, the Company had $10,358,000 in cash and cash equivalents, and $85,335,000 in marketable securities, including $45,868,000 in government securities, $21,938,000 in equities, $8,312,000 in mutual funds, $6,793,000 in exchange-traded funds and $2,424,000 in cash and money funds. The marketable securities are invested through a global professional investment management firm. These securities may be liquidated at any time into cash and cash equivalents.

The Company’s backlog was $31.2 million at December 31, 2015 versus $18.7 million at September 30, 2015. The Company’s working capital (defined as current assets less current liabilities) was equal to $107.2 million at

December 31, 2015 and $105.0 million at September 30, 2015. The significant purchases, sales and maturities of marketable securities shown on the consolidated statements of cash flows reflect the recurring purchase and sale of United States treasury bills. Cash used in operations during the quarter ended December 31, 2015 was $765,000. Costs and estimated earnings in excess of billings increased $1,648,000 and inventories increased $2,301,000 reflecting an increase in jobs-in-progress at December 31, 2015 compared to September 30, 2015. Customer deposits increased $1,717,000 with the increase in production activity during the first quarter of fiscal 2016.

Cash used in investing activities for the quarter ended December 31, 2015 of $29,000 related to capital expenditures. There were no cash disbursements or receipts related to financing activities during the quarter ended December 31, 2015.

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

For information concerning these factors and related matters, see the following sections of the Company’s Annual Report on Form 10-K for the year ended September 30, 2015: (a) “Risk Factors” in Part I and (b) “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II. However, other factors besides those referenced could adversely affect the Company’s results, and you should not consider any such list of factors to be a complete set of all potential risks or uncertainties. Any forward-looking statements made by the Company herein speak as of the date of this Report. The Company does not undertake to update any forward-looking statements, except as required by law.

Critical Accounting Policies, Estimates and Assumptions

The Company believes the following discussion addresses its most critical accounting policies, which are those that are most important to the portrayal of the financial condition and results of operations and require management’s most difficult, subjective, or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain. Accounting policies, in addition to the critical accounting policies referenced below, are presented in Note 1 to the Company’s Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended September 30, 2015, “Accounting Policies.”

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

Revenues & Expenses

Revenues from contracts for the design, manufacture and sale of asphalt plants are recognized under the percentage-of-completion method. The percentage-of-completion method of accounting for these contracts recognizes revenue, net of any promotional discounts, and costs in proportion to actual labor costs incurred as compared with total estimated labor costs expected to be incurred during the entire contract. Pre-contract costs are expensed as incurred. Changes to total estimated contract costs or losses, if any, are recognized in the period in which they are determined. Revenue recognized in excess of amounts billed is classified as current assets under “costs and estimated earnings in excess of billings.” The Company anticipates that all incurred costs associated with these contracts at December 31, 2015 will be billed and collected within one year.

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

At December 31, 2015 and September 30, 2015, the Company had no debt outstanding. The Company’s marketable securities are invested primarily in money funds, mutual funds, exchange-traded funds, government securities and stocks through a professional investment management firm. Investment securities are exposed to various risks, such as interest rate, market, and credit risks. Due to the level of risk associated with investment securities, it is possible that changes in these risk factors could have an adverse, material impact on the Company’s results of operations or equity.

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

Changes in Internal Control over Financial Reporting

The Company’s management, including the Chief Executive Officer and Chief Financial Officer, has reviewed the Company’s internal control over financial reporting. There were no changes in the Company’s internal control over financial reporting during the quarter ended December 31, 2015 that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

February 10, 2016

/s/ Eric E. Mellen
Eric E. Mellen
Chief Financial Officer
(Principal Financial and Accounting Officer)

February 10, 2016