Form 10-Q
period 2016-03-31
GENCOR INDUSTRIES INC
filed 2016-05-10
CIK 64472

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2016

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD: From to

Commission File Number: 001-11703

GENCOR INDUSTRIES, INC.

Delaware	59-0933147
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

5201 North Orange Blossom Trail, Orlando, Florida	32810
(Address of principal executive offices)	(Zip Code)

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

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐     No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at May 6, 2016
Common stock, $.10 par value	8,046,882 shares
Class B stock, $.10 par value	1,509,238 shares

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

Part I. Financial Information

GENCOR INDUSTRIES, INC.

Condensed Consolidated Balance Sheets

	March 31, 2016 (Unaudited)	September 30, 2015
ASSETS
Current Assets:
Cash and cash equivalents	$17,143,000	$11,152,000
Marketable securities at fair value (cost $86,225,000 at March 31, 2016 and $87,123,000 at September 30, 2015)	85,048,000	84,357,000
Accounts receivable, less allowance for doubtful accounts of $265,000 at March 31, 2016 and $357,000 at September 30, 2015	1,510,000	874,000
Costs and estimated earnings in excess of billings	2,389,000	2,396,000
Inventories, net	13,845,000	12,770,000
Prepaid expenses and other current assets	554,000	817,000

Total Current Assets	120,489,000	112,366,000

Property and equipment, net	5,768,000	6,388,000
Deferred and other income taxes	793,000	1,331,000
Other assets	54,000	59,000

Total Assets	$127,104,000	$120,144,000

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$2,420,000	$1,529,000
Customer deposits	6,774,000	4,418,000
Accrued expenses	1,843,000	1,452,000

Total Current Liabilities	11,037,000	7,399,000

Commitments and contingencies

Shareholders’ Equity:
Preferred stock, par value $.10 per share; 300,000 shares authorized; none issued	—	—
Common stock, par value $.10 per share; 15,000,000 shares authorized; 8,039,882 and 8,028,882 shares issued and outstanding at March 31, 2016 and September 30, 2015, respectively	804,000	803,000
Class B Stock, par value $.10 per share; 6,000,000 shares authorized; 1,509,238 shares issued and outstanding	151,000	151,000
Capital in excess of par value	11,068,000	10,953,000
Retained earnings	104,044,000	100,838,000

Total Shareholders’ Equity	116,067,000	112,745,000

Total Liabilities and Shareholders’ Equity	$127,104,000	$120,144,000

See accompanying Notes to Condensed Consolidated Financial Statements

GENCOR INDUSTRIES, INC.

Condensed Consolidated Statements of Operations

(Unaudited)

	For the Quarters Ended March 31,		For the Six Months Ended March 31,
	2016	2015	2016	2015
Net revenue	$22,078,000	$13,754,000	$35,336,000	$20,041,000

Costs and expenses:
Production costs	16,637,000	10,121,000	26,613,000	16,063,000
Product engineering and development	379,000	357,000	761,000	686,000
Selling, general and administrative	2,190,000	1,776,000	3,975,000	3,426,000

	19,206,000	12,254,000	31,349,000	20,175,000

Operating income (loss)	2,872,000	1,500,000	3,987,000	(134,000)

Other income (expense), net:
Interest and dividend income, net of fees	204,000	197,000	589,000	520,000
Net realized and unrealized gains (losses) on marketable securities	(490,000)	195,000	103,000	(232,000)
Other	1,000	—	2,000	—

	(285,000)	392,000	694,000	288,000

Income before income tax expense	2,587,000	1,892,000	4,681,000	154,000
Income tax expense	957,000	708,000	1,476,000	65,000

Net income	$1,630,000	$1,184,000	$3,205,000	$89,000

Basic Income per Common Share:
Net income per share	$0.17	$0.12	$0.34	$0.01

Diluted Income per Common Share:
Net income per share	$0.17	$0.12	$0.33	$0.01

See accompanying Notes to Condensed Consolidated Financial Statements

GENCOR INDUSTRIES, INC.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	For the Six Months Ended March 31,
	2016	2015
Cash flows from operations:
Net income	$3,205,000	$89,000
Adjustments to reconcile net income to cash provided by operating activities:
Purchases of marketable securities	(141,432,000)	(213,920,000)
Proceeds from sale and maturity of marketable securities	140,636,000	213,392,000
Change in fair value of marketable securities	105,000	240,000
Deferred income taxes	538,000	(303,000)
Depreciation and amortization	720,000	668,000
Loss on disposal of property and equipment	(10,000)	—
Provision for doubtful accounts	30,000	10,000
Stock-based compensation	16,000	127,000
Changes in assets and liabilities:
Accounts receivable	(666,000)	(658,000)
Costs and estimated earnings in excess of billings	7,000	(2,000,000)
Inventories	(1,075,000)	387,000
Prepaid expenses and other current assets	263,000	(47,000)
Accounts payable	891,000	987,000
Customer deposits	2,356,000	4,335,000
Accrued expenses	391,000	(229,000)

Total adjustments	2,770,000	2,989,000

Cash flows provided by operating activities	5,975,000	3,078,000

Cash flows used in investing activities:
Capital expenditures	(85,000)	(261,000)

Cash flows used in investing activities	(85,000)	(261,000)

Cash flows from financing activities:
Proceeds from stock option exercises	101,000	—

Cash flows from financing activities	101,000	—

Net increase in cash	5,991,000	2,817,000
Cash and cash equivalents at:
Beginning of period	11,152,000	7,193,000

End of period	$17,143,000	$10,010,000

See accompanying Notes to Condensed Consolidated Financial Statements

GENCOR INDUSTRIES, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Note 1 – Basis of Presentation

The accompanying Condensed Consolidated Financial Statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all material adjustments (consisting of normal, recurring adjustments) considered necessary for a fair presentation have been included in the interim financial information. Operating results for the quarter and six months ended March 31, 2016 are not necessarily indicative of the results that may be expected for the year ending September 30, 2016.

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

The fair value of marketable equity securities, exchange-traded funds, mutual funds and government securities are substantially based on quoted market prices (Level 1). Corporate and municipal bonds are valued using market standard valuation methodologies, including: discounted cash flow methodologies, matrix pricing or other similar techniques. The inputs to these market standard valuation methodologies include, but are not limited to: interest rates, credit standing of the issuer or counterparty, industry sector of the issuer, coupon rate, call provisions, maturity, estimated duration and assumptions regarding liquidity and estimated future cash flows. In addition to bond characteristics, the valuation methodologies incorporate market data, such as actual trades completed, bids and actual dealer quotes, where such information is available. Accordingly, the estimated fair values are based on available market information and judgments about financial instruments (Level 2). Fair values of the Level 2 investments are provided by the Company’s professional investment management firm.

The following table sets forth, by level, within the fair value hierarchy, the Company’s assets measured at fair value as of March 31, 2016:

	Fair Value Measurements
	Level 1	Level 2	Level 3	Total
Equities	$6,170,000	$—	$—	$6,170,000
Mutual Funds	6,572,000	—	—	6,572,000
Exchange-Traded Funds	1,040,000	—	—	1,040,000
Government Securities	29,998,000	—	—	29,998,000
Cash and Money Funds	41,268,000	—	—	41,268,000

Total	$85,048,000	$—	$—	$85,048,000

Net unrealized gains included in the Condensed Consolidated Statements of Operations for the quarter and six months ended March 31, 2016, on trading securities still held as of March 31, 2016, were $647,000 and $1,590,000, respectively. There were no transfers of investments between Level 1 and Level 2 during the six months ended March 31, 2016.

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

Net unrealized losses included in the Condensed Consolidated Statements of Operations for the quarter and six months ended March 31, 2015, on trading securities still held as of March 31, 2015, were $(159,000) and $(820,000), respectively. There were no transfers of investments between Level 1 and Level 2 during the six months ended March 31, 2015.

The carrying amounts of cash and cash equivalents, accounts receivable and accounts payable approximate fair value because of the short-term nature of these items.

Note 3– Inventories

Inventories are valued at the lower of cost or market, with cost being determined principally by using the last-in, first-out (“LIFO”) method and market defined as replacement cost for raw materials and net realizable value for work in process and finished goods. Appropriate consideration is given to obsolescence, excessive levels, deterioration, possible alternative uses and other factors in determining net realizable value. The cost of work in process and finished goods includes materials, direct labor, variable costs and overhead. The Company evaluates the need to record inventory allowances on all inventories, including raw material, work in process, finished goods, spare parts and used equipment. Used equipment acquired by the Company on trade-in from customers is included in inventory and carried at estimated net realizable value. Unless specific circumstances warrant different treatment regarding inventory obsolescence, the cost basis of inventories three to four years old is reduced by 50%, while the cost basis of inventories four to five years old is reduced by 75%, and the cost basis of inventories greater than five years old is reduced to zero. Inventory is typically reviewed for obsolescence on an annual basis computed as of September 30, the Company’s fiscal year end. If significant known changes in trends, technology or other specific circumstances that warrant consideration occur during the year, then the impact on obsolescence is considered at that time. No such provisions were made during the quarter or six months ended March 31, 2016.

Net inventories at March 31, 2016 and September 30, 2015 consist of the following:

	March 31, 2016	September 30, 2015
Raw materials	$7,955,000	$6,090,000
Work in process	2,175,000	1,849,000
Finished goods	3,654,000	4,563,000
Used equipment	61,000	268,000

	$13,845,000	$12,770,000

Note 4 – Costs and Estimated Earnings in Excess of Billings

Costs and estimated earnings in excess of billings on uncompleted contracts as of March 31, 2016 and September 30, 2015 consist of the following:

	March 31, 2016	September 30, 2015
Costs incurred on uncompleted contracts	$4,480,000	$4,547,000
Estimated earnings	1,164,000	1,114,000

	5,644,000	5,661,000
Billings to date	3,255,000	3,265,000

Costs and estimated earnings in excess of billings	$2,389,000	$2,396,000

Note 5 – Earnings per Share Data

The Condensed Consolidated Financial Statements include basic and diluted earnings per share information. The following table sets forth the computation of basic and diluted earnings per share for the quarters and six months ended March 31, 2016 and 2015:

	Quarter Ended March 31,		Six Months Ended March 31,
	2016	2015	2016	2015
Net Income	$1,630,000	$1,184,000	$3,205,000	$89,000

Common Shares:
Weighted average common shares outstanding	9,546,000	9,519,000	9,543,000	9,519,000
Effect of dilutive stock options	113,000	65,000	97,000	69,000

Diluted shares outstanding	9,659,000	9,584,000	9,640,000	9,588,000

Basic:
Net earnings per share	$0.17	$0.12	$0.34	$0.01

Diluted:
Net earnings per share	$0.17	$0.12	$0.33	$0.01

Basic earnings per share is based on the weighted-average number of shares outstanding. Diluted earnings per share is based on the sum of the weighted-average number of shares outstanding plus common stock equivalents. The weighted-average shares issuable upon the exercise of stock options included in the diluted earnings per share calculation for the quarter and six months ended March 31, 2016 were 317,000 and 321,000, respectively, which equates to 113,000 and 97,000 dilutive common stock equivalents, respectively. Weighted-average shares issuable upon the exercise of stock options included in the diluted earnings per share calculation for the quarter and six months ended March 31, 2015 were 344,000, which equates to 65,000 and 69,000 dilutive common stock equivalents, respectively. There were no anti-dilutive shares for the quarters and six month periods ended March 31, 2016 and 2015.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

Gencor Industries, Inc. (the “Company”) is a leading manufacturer of heavy machinery used in the production of highway construction materials and environmental control equipment. The Company’s core products include asphalt plants, combustion systems, and fluid heat transfer systems. The Company’s products are manufactured in two facilities in the United States.

Because the Company’s products are sold primarily to the highway construction industry, the business is typically seasonal. Traditionally, the Company’s customers do not purchase new equipment for shipment during the summer and fall months to avoid disrupting their peak season for highway construction and repair work. The majority of orders for the Company’s products are thus received between October and February, with a significant volume of shipments occurring prior to June. The principal factors driving demand for the Company’s products are the overall economic conditions, the level of government funding for domestic highway construction and repair, the need for replacement parts, fluctuations in the price of crude oil (liquid asphalt, as well as fuel costs), and a trend towards larger plants, resulting from economies of scale.

The manufacture of an asphalt plant typically has a lead time from order to shipment of 90 to 150 days. The lead time can be impacted by the timing and scope of the order, as well as the customer’s delivery requirements. Therefore, the size of the Company’s backlog should not be viewed as an indicator of its revenues for the upcoming quarter or annual period. The Company’s backlog was $31.6 million at March 31, 2016.

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

Steel is a major component used in manufacturing the Company’s products. The Company is subject to fluctuations in market prices for raw materials such as steel. If the Company is unable to purchase materials it requires or is unable to pass on price increases to its customers or otherwise reduce its cost of goods sold, its business results of operations and financial condition may be adversely affected.

For the long term, the Company believes the strategy of continuing to invest in product engineering and development and its focus on delivering high-quality products and superior service will strengthen the Company’s market position. The Company continues to review its internal processes to identify inefficiencies and cost-reduction opportunities. The Company will continue to scrutinize its relationships with external suppliers to ensure it is achieving the highest quality materials and services at the most competitive cost.

Results of Operations

Quarter Ended March 31, 2016 versus March 31, 2015

Net revenues for the quarter ended March 31, 2016 increased 60.5% to $22,078,000 from $13,754,000 for the quarter ended March 31, 2015. During the latter part of the fourth quarter of 2015, the Company’s quoting activity and order input picked up significantly. This trend has continued to be robust through the second quarter of fiscal 2016. Numerous customers who had previously deferred equipment purchases have showed renewed optimism.

As a percent of sales, gross profit margin was 24.6% in the quarter ended March 31, 2016, as compared to 26.4% in the quarter ended March 31, 2015. The difference in gross profit margins was the result of the mix between, plants, components and parts revenues.

Selling, general and administrative (“SG&A”) expenses increased $414,000 in the quarter ended March 31, 2016, compared to the quarter ended March 31, 2015. As a percentage of net revenues, SG&A expenses decreased to 9.9%, compared to 12.9% in the prior year quarter. Sales commissions and other controllable operating expenses increased due to the higher revenues.

The Company had operating income of $2,872,000 for the quarter ended March 31, 2016 versus $1,500,000 for the quarter ended March 31, 2015. Operating margins improved to 13.0%, compared to 10.9% in the prior year quarter. The increase in operating income was due to improved net revenues.

For the quarter ended March 31, 2016, investment interest and dividend income, net of fees, from the investment portfolio was $204,000, as compared to $197,000 for the quarter ended March 31, 2015. Net realized and unrealized losses on marketable securities were $(490,000) for the quarter ended March 31, 2016, as compared to net realized and unrealized gains of $195,000 for the quarter ended March 31, 2015.

The effective income tax rate for the quarter ended March 31, 2016 was 37.0% versus 37.4% for the quarter ended March 31, 2015. Net income for the quarter ended March 31, 2016 was $1,630,000, or $.17 per diluted share, versus $1,184,000, or $.12 per diluted share, for the quarter ended March 31, 2015. The increase in net income was due to the improved sales and solid gross and operating margins.

Six Months Ended March 31, 2016 versus March 31, 2015

Net sales for the six months ended March 31, 2016 and 2015 were $35,336,000 and $20,041,000, respectively, an increase of 76.3%.

Gross profit margin increased to 24.7% in the six months ended March 31, 2016 from 19.8% in the six months ended March 31, 2015. The improved gross profit margin resulted from increased net revenues.

Product engineering and development expenses increased $75,000 in the six months ended March 31, 2016, compared to the six months ended March 31, 2015. SG&A expenses increased $549,000 in the six months ended March 31, 2016, compared to the six months ended March 31, 2015. As a percentage of net revenues, SG&A expenses decreased to 11.2%, compared to 17.1% in the prior year six months. The higher expenses in 2016 were due to increased headcount and sales commissions from improved net revenues.

The Company had operating income of $3,987,000 for the six months ended March 31, 2016 versus an operating loss of $(134,000) for the six months ended March 31, 2015. The improved operating results were due to increased net revenues. Operating margins improved to 11.3%, compared to (0.7%) in the prior year six months.

For the six months ended March 31, 2016, investment interest and dividend income, net of fees, from the investment portfolio was $589,000, as compared to $520,000 in 2015. Net realized and unrealized gains on marketable securities were $103,000 for the six months ended March 31, 2016 versus net realized and unrealized losses of $(232,000) for the six months ended March 31, 2015.

The effective income tax rate for the six months ended March 31, 2016 was 31.5% versus 42.2% for the six months ended March 31, 2015. The effective income tax rate for the six months ended March 31, 2016 was positively impacted by a $256,000 increase in the prior year federal tax benefit estimate. Net income for the six months ended March 31, 2016 was $3,205,000, or $.33 per diluted share, versus $89,000, or $.01 per diluted share, for the six months ended March 31, 2015. The increase in net income was due to the improved sales and solid gross and operating margins.

Liquidity and Capital Resources

The Company does not currently require a credit facility but continues to review and evaluate its needs and options for such a facility.

The Company had no long-term or short-term debt outstanding at March 31, 2016 or September 30, 2015. As of March 31, 2016, the Company had funded $135,000 in cash deposits at insurance companies to cover related collateral needs.

As of March 31, 2016, the Company had $17,143,000 in cash and cash equivalents, and $85,048,000 in marketable securities, including $41,268,000 in cash and money funds, $29,998,000 in government securities, $6,170,000 in equities, $6,572,000 in mutual funds, and $1,040,000 in exchange-traded funds. These marketable securities are invested through a global professional investment management firm. These securities may be liquidated at any time into cash and cash equivalents.

The Company’s backlog was $31.6 million at March 31, 2016. The Company’s working capital (defined as current assets less current liabilities) was equal to $109.5 million at March 31, 2016 and $105.0 million at September 30, 2015. Cash provided by operations during the six months ended March 31, 2016 was $5,975,000. The significant purchases, sales and maturities of marketable securities shown on the Condensed Consolidated Statements of Cash Flows reflect the recurring purchase and sale of United States treasury bills. Inventories increased $1,075,000 reflecting an increase in jobs-in-progress at March 31, 2016, compared to September 30, 2015. Customer deposits increased $2,356,000 with the increase in the number of open percentage-of-completion jobs, compared to September 30, 2015.

Cash flows used in investing activities for the six months ended March 31, 2016 of $85,000 were related to capital expenditures. Cash flows from financing activities of $101,000 during the six months ended March 31, 2015 reflect the proceeds received from stock option exercises.

Seasonality

The Company primarily manufactures and sells asphalt plants and related components and is subject to a seasonal slow-down during the third and fourth quarters of the calendar year. This slow-down often results in lower reported sales and operating results during the first and fourth quarters of each fiscal year ended September 30.

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

Revenues & Expenses

Revenues from contracts for the design, manufacture and sale of asphalt plants are recognized under the percentage-of-completion method. The percentage-of-completion method of accounting for these contracts recognizes revenue, net of any promotional discounts, and costs in proportion to actual labor costs incurred as compared with total estimated labor costs expected to be incurred during the entire contract. Pre-contract costs are expensed as incurred. Changes to total estimated contract costs or losses, if any, are recognized in the period in which they are determined. Revenue recognized in excess of amounts billed is classified as current assets under “costs and estimated earnings in excess of billings.” The Company anticipates that all incurred costs associated with these contracts at March 31, 2016 will be billed and collected within one year.

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

At March 31, 2016 and September 30, 2015, the Company had no debt outstanding. The Company’s marketable securities are invested primarily in cash, stocks, government securities, mutual funds and exchange-traded funds through a global professional investment management firm. Investment securities are exposed to various risks, such as interest rate, market and credit risks. Due to the level of risk associated with investment securities, it is possible that changes in these risk factors could have an adverse material impact on the Company’s results of operations or equity.

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

Changes in Internal Control over Financial Reporting

The Company’s management, including the Chief Executive Officer and Principal Financial and Accounting Officer, has reviewed the Company’s internal control over financial reporting. There were no changes in the Company’s internal control over financial reporting during the quarter and six months ended March 31, 2016 that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

May 10, 2016

/s/ Eric E. Mellen
Eric E. Mellen
Chief Financial Officer (Principal Financial and Accounting Officer)

May 10, 2016