Form 10-Q
period 2016-06-30
GENCOR INDUSTRIES INC
filed 2016-08-09
CIK 64472

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2016

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

Large accelerated filer	☐	Accelerated Filer	☐

Non-accelerated Filer	☐ (Do not check if a smaller reporting company)	Smaller Reporting Company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at July 29, 2016
Common stock, $.10 par value	8,048,132 shares
Class B stock, $.10 par value	1,509,238 shares

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

Part I. Financial Information

GENCOR INDUSTRIES, INC.

Condensed Consolidated Balance Sheets

	June 30,	September 30,
	2016	2015
	(Unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$10,888,000	$11,152,000
Marketable securities at fair value (cost $86,090,000 at June 30, 2016 and $87,123,000 at September 30, 2015)	85,612,000	84,357,000
Accounts receivable, less allowance for doubtful accounts of $203,000 at June 30, 2016 and $357,000 at September 30, 2015	1,499,000	874,000
Costs and estimated earnings in excess of billings	9,737,000	2,396,000
Inventories, net	11,557,000	12,770,000
Prepaid expenses and other current assets	511,000	817,000

Total Current Assets	119,804,000	112,366,000

Property and equipment, net	5,502,000	6,388,000
Deferred and other income taxes	535,000	1,331,000
Other assets	53,000	59,000

Total Assets	$125,894,000	$120,144,000

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$1,193,000	$1,529,000
Customer deposits	3,608,000	4,418,000
Accrued expenses and other current liabilities	2,840,000	1,452,000

Total Current Liabilities	7,641,000	7,399,000

Commitments and contingencies
Shareholders’ equity:
Preferred stock, par value $.10 per share; authorized 300,000 shares; none issued	—	—
Common stock, par value $.10 per share; 15,000,000 shares authorized; 8,048,132 shares and 8,028,882 shares issued and outstanding at June 30, 2016 and September 30, 2015, respectively	805,000	803,000
Class B Stock, par value $.10 per share; 6,000,000 shares authorized; 1,509,238 shares issued and outstanding	151,000	151,000
Capital in excess of par value	11,140,000	10,953,000
Retained earnings	106,157,000	100,838,000

Total Shareholders’ Equity	118,253,000	112,745,000

Total Liabilities and Shareholders’ Equity	$125,894,000	$120,144,000

See accompanying Notes to Condensed Consolidated Financial Statements

GENCOR INDUSTRIES, INC.

Condensed Consolidated Statements of Income

(Unaudited)

	For the Quarters Ended June 30,		For the Nine Months Ended June 30,
	2016	2015	2016	2015
Net revenue	$19,863,000	$10,940,000	$55,199,000	$30,981,000

Costs and expenses:
Production costs	14,712,000	8,541,000	41,325,000	24,603,000
Product engineering and development	379,000	351,000	1,140,000	1,038,000
Selling, general and administrative	1,979,000	1,703,000	5,954,000	5,130,000

	17,070,000	10,595,000	48,419,000	30,771,000

Operating income	2,793,000	345,000	6,780,000	210,000

Other income (expense), net:
Interest and dividend income, net of fees	99,000	152,000	688,000	672,000
Net realized and unrealized gains (losses) on marketable securities	464,000	(77,000)	567,000	(309,000)
Other	—	2,000	2,000	2,000

	563,000	77,000	1,257,000	365,000

Income before income tax expense	3,356,000	422,000	8,037,000	575,000
Income tax expense	1,242,000	156,000	2,718,000	221,000

Net income	$2,114,000	$266,000	$5,319,000	$354,000

Basic Income per Common Share:
Net income per share	$0.22	$0.03	$0.56	$0.04

Diluted Income per Common Share:
Net income per share	$0.22	$0.03	$0.55	$0.04

See accompanying Notes to Condensed Consolidated Financial Statements

GENCOR INDUSTRIES, INC.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	For the Nine Months Ended June 30,
	2016	2015
Cash flows from operations:
Net income	$5,319,000	$354,000
Adjustments to reconcile net income to cash (used in) provided by operating activities:
Purchases of marketable securities	(335,848,000)	(318,647,000)
Proceeds from sale and maturity of marketable securities	334,844,000	317,965,000
Change in fair value of marketable securities	(251,000)	319,000
Deferred income taxes	796,000	(543,000)
Depreciation and amortization	1,050,000	1,008,000
Net losses on disposal of property and equipment	—	1,000
Provision for doubtful accounts	55,000	35,000
Stock-based compensation	25,000	190,000
Changes in assets and liabilities:
Accounts receivable	(680,000)	164,000
Costs and estimated earnings in excess of billings	(7,341,000)	(182,000)
Inventories	1,213,000	586,000
Prepaid expenses and other current assets	306,000	456,000
Accounts payable	(336,000)	339,000
Customer deposits	(810,000)	1,187,000
Accrued expenses and other current liabilities	1,388,000	(299,000)

Total adjustments	(5,589,000)	2,579,000

Cash flows (used in) provided by operating activities	(270,000)	2,933,000

Cash flows used in investing activities:
Capital expenditures	(158,000)	(587,000)

Cash flows used in investing activities	(158,000)	(587,000)

Cash flows from financing activities:
Proceeds from stock option exercises	164,000	29,000

Cash flows provided by financing activities	164,000	29,000

Net increase (decrease) in cash	(264,000)	2,375,000
Cash at:
Beginning of period	11,152,000	7,193,000

End of period	$10,888,000	$9,568,000

See accompanying Notes to Condensed Consolidated Financial Statements

GENCOR INDUSTRIES, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Note 1 – Basis of Presentation

The accompanying condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all material adjustments (consisting of normal, recurring adjustments) considered necessary for a fair presentation have been included in the interim financial information. Operating results for the quarter and nine months ended June 30, 2016 are not necessarily indicative of the results that may be expected for the year ending September 30, 2016.

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

Note 2 – Marketable Securities

Marketable debt and equity securities are categorized as trading securities and are thus marked to market and stated at fair value. Fair value is determined using the quoted closing or latest bid prices for Level 1 investments and market standard valuation methodologies for Level 2 investments. Realized gains and losses on investment transactions are determined by specific identification and are recognized as incurred in the condensed consolidated statements of income. Net unrealized gains and losses are reported in the condensed consolidated statements of income in the current period and represent the change in the fair value of investment holdings during the period.

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

The fair value of the Company’s Level 1 investments, including marketable equity securities, exchange-traded funds, mutual funds and government securities are substantially based on quoted market prices. The Company does not currently have any Level 2 or Level 3 investments.

The following table sets forth, by level, within the fair value hierarchy, the Company’s marketable securities measured at fair value as of June 30, 2016:

	Fair Value Measurements
	Level 1	Level 2	Level 3	Total
Equities	$7,908,000	$—	$—	$7,908,000
Mutual Funds	6,689,000	—	—	6,689,000
Exchange-Traded Funds	1,060,000	—	—	1,060,000
Government Securities	42,539,000	—	—	42,539,000
Cash and Money Funds	27,416,000	—	—	27,416,000

Total	$85,612,000	$—	$—	$85,612,000

Net unrealized gains included in the consolidated statements of income for the quarter and nine months ended June 30, 2016, on trading securities still held as of June 30, 2016, were $698,000 and $2,288,000, respectively. There were no transfers of investments between Level 1 and Level 2 during the nine months ended June 30, 2016.

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

Net unrealized losses included in the consolidated statements of income for the quarter and nine months ended June 30, 2015, on trading securities still held as of June 30, 2015, were $(647,000) and $(1,466,000), respectively. There were no transfers of investments between Level 1 and Level 2 during the nine months ended June 30, 2015.

The carrying amounts of cash and cash equivalents, accounts receivable and accounts payable approximate fair value because of the short-term nature of these items.

Note 3 – Inventories

Inventories are valued at the lower of cost or market, with cost being determined principally by using the last-in, first-out (“LIFO”) method and market defined as replacement cost for raw materials and net realizable value for work in process and finished goods. Appropriate consideration is given to obsolescence, excessive levels, deterioration, possible alternative uses and other factors in determining net realizable value. The cost of work in process and finished goods includes materials, direct labor, variable costs and overhead. The Company evaluates the need to record inventory allowances on all inventories, including raw material, work in process, finished goods, spare parts and used equipment. Used equipment acquired by the Company on trade-in from customers is carried at estimated net realizable value. Unless specific circumstances warrant different treatment regarding inventory obsolescence, the cost basis of inventories three to four years old is reduced by 50%, while the cost basis of inventories four to five years old is reduced by 75%, and the cost basis of inventories greater than five years old is reduced to zero. Inventory is typically reviewed for obsolescence on an annual basis computed as of September 30, the Company’s fiscal year end. If significant known changes in trends, technology or other specific circumstances that warrant consideration occur during the year, then the impact on obsolescence is considered at that time. No such provisions were made during the quarter and nine months ended June 30, 2016.

Net inventories at June 30, 2016 and September 30, 2015 consist of the following:

	June 30, 2016	September 30, 2015
Raw materials	$7,116,000	$6,090,000
Work in process	1,304,000	1,849,000
Finished goods	3,076,000	4,563,000
Used equipment	61,000	268,000

	$11,557,000	$12,770,000

Note 4 – Costs and Estimated Earnings in Excess of Billings

Costs and estimated earnings in excess of billings on uncompleted contracts as of June 30, 2016 and September 30, 2015 consist of the following:

	June 30, 2016	September 30, 2015
Costs incurred on uncompleted contracts	$11,259,000	$4,547,000
Estimated earnings	4,008,000	1,114,000

	15,267,000	5,661,000
Billings to date	5,530,000	3,265,000

Costs and estimated earnings in excess of billings	$9,737,000	$2,396,000

Costs and estimated earnings in excess of billings of $9,737,000 is due to several large percentage-of-completion jobs which were near completion at June 30, 2016. A significant portion of this amount was billed and collected subsequent to quarter-end as the products shipped.

Note 5 – Earnings per Share Data

The following table sets forth the computation of basic and diluted earnings per share for the quarters and nine months ended June 30, 2016 and 2015:

	Quarter Ended June 30,		Nine Months Ended June 30,
	2016	2015	2016	2015
Net Income	$2,114,000	$266,000	$5,319,000	$354,000

Common Shares:
Weighted average common shares outstanding	9,555,000	9,521,000	9,547,000	9,521,000
Effect of dilutive stock options	139,000	66,000	111,000	67,000

Diluted shares outstanding	9,694,000	9,587,000	9,658,000	9,588,000

Basic:
Net earnings per share	$0.22	$0.03	$0.56	$0.04

Diluted:
Net earnings per share	$0.22	$0.03	$0.55	$0.04

Basic earnings per share are based on the weighted-average number of shares outstanding. Diluted earnings per share are based on the sum of the weighted average number of shares outstanding plus common stock equivalents. Weighted-average shares issuable upon the exercise of stock options included in the diluted earnings per share calculation for the quarter and nine months ended June 30, 2016 were 331,000 and 325,000, respectively, which equates to 139,000 and 111,000 dilutive common stock equivalents, respectively. Weighted-average shares issuable upon the exercise of stock options included in the diluted earnings per share calculation for the quarter and nine months ended June 30, 2015 were 342,000 and 343,000, respectively, which equates to 66,000 and 67,000 dilutive common stock equivalents, respectively. There were no anti-dilutive shares for the quarters and nine months ended June 30, 2016 and June 30, 2015.

Note 6 – Customers with 10% (or greater) of Net Revenues

During the quarter ended June 30, 2016, 30.6% of net revenues were from entities owned by one global company versus 18.8% for the quarter ended June 30, 2015. For the nine months ended June 30, 2016, 14.6% of net revenues were from entities owned by one global company versus 10.2% for the nine months ended June 30, 2015.

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

The manufacture of an asphalt plant typically has a lead time from order to shipment of 90 to 150 days. The lead time can be impacted by the timing and scope of the order, as well as the customer’s delivery requirements. Therefore, the size of the Company’s backlog should not be viewed as an indicator of its revenues for the upcoming quarter or annual period. The Company’s backlog was $21.4 million at June 30, 2016.

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

The Canadian government has also enacted major infrastructure stimulus programs. In 2007, the Building Canada Plan provided $33 billion in infrastructure funding through 2014. The 2014 New Building Canada Fund is one component within the $53 billion 2014 New Building Canada Plan. The 2014 New Building Canada Fund provided funding for infrastructure projects at the national, provincial and local levels.

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

The Company believes its strategy of continuing to invest in product engineering and development and its focus on delivering the highest quality products and superior service will strengthen the Company’s market position. The Company continues to review its internal processes to identify inefficiencies and cost-reduction opportunities. The Company will continue to scrutinize its relationships with external suppliers to ensure it is achieving the highest quality materials and services at the most competitive cost.

Results of Operations

Quarter Ended June 30, 2016 versus June 30, 2015

Net revenue for the quarter ended June 30, 2016 was $19,863,000, as compared to $10,940,000 for the quarter ended June 30, 2015, an increase of $8,923,000 or 81.6%. Sales of asphalt plants and related components continued to be strong as a result of the FAST Act and the renewed optimism of our customers.

As a percent of net revenue, gross profit margins increased to 25.9% in the quarter ended June 30, 2016 from 21.9% in the quarter ended June 30, 2015. The improved gross margin was primarily from higher net revenues and better cost absorption.

Product engineering and development expenses were $379,000 in the quarter ended June 30, 2016, as compared to $351,000 for the quarter ended June 30, 2015. Selling, general and administrative (“SG&A”) expenses increased $276,000 to $1,979,000 in the quarter ended June 30, 2016, compared to $1,703,000 in the quarter ended June 30, 2015. Sales commissions increased due to the higher revenues and trade show expenses increased to capitalize on the renewed optimism within the highway construction industry. As a percentage of net revenues, SG&A expenses declined to 10.0%, compared to 15.6% in the prior year quarter.

The Company had operating income of $2,793,000 for the quarter ended June 30, 2016 versus operating income of $345,000 for the quarter ended June 30, 2015. Operating margins improved to 14.1%, compared to 3.2% in the prior year quarter. The increase in operating income was due to significantly higher net revenues, resulting in improved cost absorption.

For the quarter ended June 30, 2016, investment interest and dividend income, net of fees, from the investment portfolio was $99,000, as compared to $152,000 in the quarter ended June 30, 2015. The net realized and unrealized gains on marketable securities were $464,000 for the quarter ended June 30, 2016 versus net realized and unrealized losses of $(77,000) for the quarter ended June 30, 2015.

The effective income tax rate for both quarters ended June 30, 2016 and June 30, 2015 was 37.0%.

Net income for the quarter ended June 30, 2016 was $2,114,000, or $0.22 per diluted share, versus $266,000, or $0.03 per diluted share, for the quarter ended June 30, 2015. The increase in net income was due to improved net revenues, higher gross margins and flat year-to-year general and administrative expenses.

Nine Months Ended June 30, 2016 versus June 30, 2015

Net revenue for the nine months ended June 30, 2016 and 2015 were $55,199,000 and $30,981,000, respectively, an increase of $24,218,000 or 78.2%. The increased net revenues reflect the significantly improved order input due to the passing of the FAST Act.

As a percent of net revenue, gross profit margins increased to 25.1% in the nine months ended June 30, 2016 from 20.6% in the nine months ended June 30, 2015. The improved gross profit margin resulted from increased net revenues and cost absorption.

Product engineering and development expenses increased $102,000 in the nine months ended June 30, 2016, as compared to the nine months ended June 30, 2015. SG&A expenses increased $824,000 in the nine months ended June 30, 2016, compared to the nine months ended June 30, 2015. The higher expenses in 2016 were due to increased sales force, increased sales commissions due to the higher revenues, and increased trade show expenses to capitalize on the renewed optimism within the highway construction industry. As a percentage of net revenues, SG&A expenses decreased to 10.8%, compared to 16.6% in the prior year nine months.

The Company had operating income of $6,780,000 for the nine months ended June 30, 2016 versus operating income of $210,000 for the nine months ended June 30, 2015. The improved operating results were due to increased net revenues and cost absorption. Operating margins improved to 12.3%, compared to 0.7% in the prior year nine months.

For the nine months ended June 30, 2016, investment interest and dividend income, net of fees, from the investment portfolio was $688,000, as compared to $672,000 in 2015. The net realized and unrealized gains on marketable securities were $567,000 for the nine months ended June 30, 2016 versus net realized and unrealized losses of $(309,000) for the nine months ended June 30, 2015.

The effective income tax rate for the nine months ended June 30, 2016 was 33.8% versus 38.4% for the nine months ended June 30, 2015. The effective income tax rate for the nine months ended June 30, 2016 was positively impacted by a $256,000 increase in the prior year federal tax benefit estimate.

Net income for the nine months ended June 30, 2016 was $5,319,000, or $0.55 per diluted share, versus $354,000, or $0.04 per diluted share, for the nine months ended June 30, 2015. The increase in net income was due to the improved net revenues, higher gross margins and flat year-to-year general and administrative expenses.

Liquidity and Capital Resources

The Company does not currently require a credit facility.

The Company had no long-term or short-term interest-bearing debt outstanding at June 30, 2016 or September 30, 2015. As of June 30, 2016, the Company has funded $135,000 in cash deposits at insurance companies to cover related collateral needs.

As of June 30, 2016, the Company had $10,888,000 in cash and cash equivalents, and $85,612,000 in its investment portfolio, including $7,908,000 in equities, $6,689,000 in mutual funds, $1,060,000 in exchange-traded funds, $42,539,000 in government securities and $27,416,000 in cash and money funds. These securities may be liquidated at any time into cash and cash equivalents.

The Company’s backlog was $21.4 million at June 30, 2016. The Company’s working capital (defined as current assets less current liabilities) was $112.2 million at June 30, 2016 and $105.0 million at September 30, 2015. Cash used in operations during the nine months ended June 30, 2016 was $270,000.

The significant purchases, sales and maturities of marketable securities shown on the condensed consolidated statements of cash flows reflect the recurring purchase and sale of United States treasury bills. Accounts receivable increased with the increased sales.

Costs and estimated earnings in excess of billings increased $7,341,000 as several large percentage-of-completion jobs neared completion. A significant portion of this amount was billed and collected subsequent to quarter-end.

Inventories decreased as the stock build from fiscal 2015 was used to satisfy sales demands in fiscal 2016.

Customer deposits decreased $810,000 as deposits were applied to percentage-of-completion jobs earning revenues.

Cash flows used in investing activities for the nine months ended June 30, 2016 of $158,000 were related to capital expenditures. Cash flows provided by financing activities of $164,000 during the nine months ended June 30, 2016 reflect the proceeds received from stock option exercises.

Seasonality

The Company’s operations are concentrated in the application of asphalt for highway construction and are typically subject to a seasonal slow-down during the third and fourth quarters of the calendar year. This slow-down has historically resulted in lower revenues and earnings or losses during the first and fourth quarters of each fiscal year ended September 30.

Customers with 10% (or greater) of Net Revenues

During the quarter ended June 30, 2016, 30.6% of net revenues were from entities owned by one global company versus 18.8% for the quarter ended June 30, 2015. For the nine months ended June 30, 2016, 14.6% of net revenues were from entities owned by one global company versus 10.2% for the nine months ended June 30, 2015.

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

Revenues & Expenses

Revenues from contracts for the design, manufacture and sale of asphalt plants are recognized under the percentage-of-completion method. The percentage-of-completion method of accounting for these contracts recognizes revenue, net of any promotional discounts, and costs in proportion to actual labor costs incurred, as compared with total estimated labor costs expected to be incurred during the entire contract. Pre-contract costs are expensed as incurred. Changes to total estimated contract costs or losses, if any, are recognized in the period in which they are determined. Revenue recognized in excess of amounts billed is classified as current assets under “costs and estimated earnings in excess of billings.” The Company anticipates that all incurred costs associated with these contracts at June 30, 2016 will be billed and collected within one year.

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

Investments

Marketable debt and equity securities are categorized as trading securities and are thus marked to market and stated at fair value. Fair value is determined using the quoted closing or latest bid prices for Level 1 investments and market standard valuation methodologies for Level 2 investments. Realized gains and losses on investment transactions are determined by specific identification and are recognized as incurred in the condensed consolidated statements of income. Net unrealized gains and losses are reported in the condensed consolidated statements of income in the current period and represent the change in the fair value of investment holdings during the period.

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

At June 30, 2016 and September 30, 2015, the Company had no interest-bearing debt outstanding. The Company’s marketable securities are invested primarily in stocks, government securities, mutual funds and exchange-traded funds. Investment securities are exposed to various risks, such as interest rate, market and credit risks. Due to the level of risk associated with investment securities, it is possible that changes in these risk factors could have an adverse, material impact on the Company’s results of operations or equity.

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

Changes in Internal Control over Financial Reporting

The Company’s management, including the Chief Executive Officer and Chief Financial Officer, has reviewed the Company’s internal control over financial reporting. There were no changes in the Company’s internal control over financial reporting during the quarter and nine months ended June 30, 2016 that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

August 9, 2016

/s/ Eric E. Mellen
Eric E. Mellen
Chief Financial Officer
(Principal Financial and Accounting Officer)

August 9, 2016