Form 10-K
period 2016-09-30
GENCOR INDUSTRIES INC
filed 2016-12-02
CIK 64472

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10 – K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended September 30, 2016

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     ☐  Yes    ☒  No

The aggregate market value of the common equity held by non-affiliates computed by reference to the price at which the common equity was last sold as of the last business day of the most recently completed second fiscal quarter was $97,608,600.

Indicate the number of shares outstanding of each of the Registrant’s classes of Common Stock, as of the latest practicable date: 12,111,079 shares of Common Stock ($.10 par value) and 2,263,857 shares of Class B Stock ($.10 par value) as of November 25, 2016.

DOCUMENTS INCORPORATED BY REFERENCE

Part III of this Form 10-K is incorporated by reference from the Registrant’s 2017 Proxy Statement for the Annual Meeting of the Stockholders.

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

Sources of Supply and Manufacturing

Substantially all products and components sold by the Company and its subsidiaries are manufactured and assembled by the Company, except for procured raw materials and hardware. The Company purchases a large quantity of steel, raw materials and hardware used to manufacture its products from hundreds of suppliers and is not dependent on any single supplier. Periodically, the Company reviews the cost effectiveness of internal manufacturing versus outsourcing to independent third parties. The Company believes it has the internal capability to produce the highest quality products at the lowest cost. The Company may augment internal production by outsourcing some of its production when demand for its products exceeds its manufacturing capacity.

Seasonality

The Company is concentrated in the manufacturing of asphalt plants and related components which is typically subject to a seasonal slow-down during the third and fourth quarters of the calendar year.

Competition

The markets for the Company’s products are highly competitive. The industry remains fairly concentrated, with a small number of companies competing for the majority of the Company’s product lines’ sales. The principal competitive factors include quality and technology. The Company believes it manufactures the highest quality and heaviest equipment in the industry. Its products’ performance reliability, brand recognition, pricing and after-the-sale technical support are other important factors.

Sales and Marketing

The Company’s products and services are marketed through a combination of Company-employed sales representatives and independent dealers and agents.

Sales Backlog

The size of the Company’s backlog should not be viewed as an indicator of the Company’s quarterly or annualized revenues due to the timing of order fulfillment of asphalt plants. The Company’s backlog, which includes orders received through the date of this filing, was $32.1 million and $20.3 million as of December 1, 2016 and December 1, 2015, respectively.

Financial Information about Geographic Areas Reporting Segments

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

Employees

As of September 30, 2016, the Company had a total of 273 full-time employees. The Company has a collective bargaining agreement covering production and maintenance employees at its Marquette, Iowa facility. No other employees are represented by a labor union or collective bargaining agreement.

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

In fiscal years 2016 and 2015, the Company depended on one customer for a significant portion of its revenue. The loss of this relationship could have adverse consequences on the Company’s future business.

The percentage of the Company’s net revenue that was derived from sales to one customer was 14% in fiscal 2016 and 15% in fiscal 2015.

If the Company fails to comply with requirements relating to internal control over financial reporting under Section 404 of the Sarbanes-Oxley Act, the business could be harmed and its stock price could decline.

Rules adopted by the Securities and Exchange Commission pursuant to Section 404 of the Sarbanes-Oxley Act of 2002 require the Company to assess its internal control over financial reporting annually. The rules governing the standards that must be met for management to assess its internal control over financial reporting are complex. They require significant documentation, testing, and possible remediation of any significant deficiencies in and/or material weaknesses of internal controls in order to meet the detailed standards under these rules. The Company has evaluated its internal control over financial reporting as effective as of September 30, 2016. See Item 9A – Controls and Procedures – Management’s Annual Report on Internal Control over Financial Reporting. Although the Company has evaluated its internal control over financial reporting as effective as of September 30, 2016, in future fiscal years, the Company may encounter unanticipated delays or problems in assessing its internal control over financial reporting as effective or in completing its assessments by the required dates. In addition, the Company cannot assure you that its independent registered public accountants will attest that internal control over financial reporting are effective in future fiscal years. If the Company cannot assess its internal control over financial reporting as effective, investor confidence and share value may be negatively impacted.

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

As part of its growth strategy, the Company intends to evaluate the acquisitions of other companies, assets or product lines that would complement or expand the Company’s existing business or broaden its customer relationships. Although the Company conducts due diligence reviews of potential acquisition candidates, it may not be able to identify all material liabilities or risks related to potential acquisition candidates. There can be no assurance that the Company will be able to locate and acquire any business, retain key personnel and customers of an acquired business or integrate any acquired business successfully. Additionally, there can be no assurance that financing for any acquisition, if necessary, will be available on acceptable terms, if at all, or that the Company will be able to accomplish its strategic objectives in connection with any acquisition. Although the Company periodically considers possible acquisitions, no specific acquisitions are probable as of the date of this Report on Form 10-K.

Demand for the Company’s products is seasonal and cyclical in nature.

Orders for the Company’s products typically slow down during the summer and fall months since its customers generally do not purchase new equipment for shipment in their peak season for highway construction and repair work. In addition, demand for the Company’s products depends in part upon the level of capital and maintenance expenditures by the highway construction industry. The highway construction industry historically has been cyclical in nature and vulnerable to general downturns in the economy. Decreases in industry spending could have a material adverse effect upon demand for the Company’s products and negatively impact its business, financial condition, results of operations and the market price of its common stock.

The Company’s marketable securities are comprised of cash and money funds, equities, mutual funds, exchange-traded funds, and government securities invested through a professional investment management firm and are subject to various risks such as interest rates, markets, and credit.

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

The principal raw materials the Company uses are steel and related products. The Company has been able to obtain sufficient supplies of raw materials for its operations. Although the Company believes that such raw materials are readily available from alternate sources, an interruption in the supply of steel and related products or a substantial increase in the price of any of these raw materials could have a material adverse effect on the Company’s business, financial condition and results of operations.

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

The Company does not expect to pay cash dividends for the foreseeable future.

For the foreseeable future, the Company intends to retain any earnings to finance its business requirements, and it does not anticipate paying any cash dividends on its common stock or Class B stock. Any future determination to pay cash dividends will be at the discretion of the Company’s Board of Directors and will be dependent upon then existing conditions, including the financial condition and results of operations, capital requirements, contractual restrictions, business prospects, and other factors that the Board of Directors considers relevant.

Competition could reduce revenue from the Company’s products and services and cause it to lose market share.

The Company currently faces strong competition in product performance, price and service. Some of the Company’s national competitors have greater financial, product development and marketing resources than the Company. If competition in the Company’s industry intensifies or if the current competitors enhance their products or lower their prices for competing products, the Company may lose sales or be required to lower the prices it charges for its products. This may reduce revenues from the Company’s products and services, lower its gross margins, or cause it to lose market share.

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

The following table lists the operating properties owned by the Company as of September 30, 2016:

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

Stock Split

On July 11, 2016, the Company’s Board of Directors approved a three-for-two split of the Company’s common and Class B stock to be effected in the form of a 50% stock dividend. As a result, shareholders received one additional share of common or Class B stock for every two shares they held of the respective class of stock as of the record date. These shares were distributed on August 1, 2016, to shareholders of record as of the end of business on July 22, 2016.

Following are the high and low closing prices for the Company’s common stock for the periods indicated:

2016	HIGH *	LOW *
First Quarter	$9.25	$6.07
Second Quarter	$10.29	$7.00
Third Quarter	$10.62	$9.19
Fourth Quarter	$13.41	$9.84

2015	HIGH *	LOW *
First Quarter	$6.78	$5.93
Second Quarter	$6.73	$6.01
Third Quarter	$6.68	$6.13
Fourth Quarter	$6.73	$5.94

*	Adjusted for three-for-two stock split

As of September 30, 2016, there were 243 holders of common stock of record and 5 holders of Class B stock of record. The Company has not paid any cash dividends during the last two fiscal years and there is no intention to pay cash dividends in the foreseeable future.

EQUITY COMPENSATION PLANS

The following table includes information about the Company’s common stock that may be issued upon exercise of options, warrants and rights under all of the existing equity compensation plans and arrangements previously approved by security holders as of September 30, 2016:

Plan	Number of Securities to be Issued upon Exercise of Outstanding Options *	Weighted-Average Exercise Price of Outstanding Options *	Number of Securities Remaining Available for Future Issuance under Equity Compensation Plans
2009 Incentive Compensation Plan	483,750	$5.684	582,000	**

*	Adjusted for three-for-two stock split
**	Includes 100,000 of Class B securities

COMPARATIVE 5-YEAR CUMULATIVE RETURN GRAPH

The following graph sets forth the cumulative total return to the Company’s shareholders during the five-year period ended September 30, 2016, as well as the Wilshire US Micro-Cap Price Index and the Dow Jones Heavy Construction Index. The stock performance assumes $100 was invested on October 1, 2011.

Comparison of Cumulative Total Return among Gencor Industries, Inc.,

the Wilshire US Micro-Cap Price Index and the Dow Jones Heavy Construction Index

With Base Year of 2011:	9/30/2011	9/30/2012	9/30/2013	9/30/2014	9/30/2015	9/30/2016
Gencor Industries, Inc.	100.00	102.07	118.34	135.45	124.69	247.86
DJ Heavy Construction Index	100.00	131.23	164.53	156.33	115.36	129.88
Wilshire US Micro-Cap Index	100.00	134.29	175.01	183.06	179.34	197.90

On December 1, 2016, the Company’s stock was available for trading on the NASDAQ Global Market under the symbol “GENC”.

ITEM 6.	SELECTED FINANCIAL DATA

	Years Ended September 30
	2016	2015	2014	2013	2012
Net Revenue	$69,991,000	$39,230,000	$40,017,000	$48,943,000	$63,182,000
Operating Income (Loss)	7,816,000	(794,000)	(26,000)	2,578,000	393,000
Net Income (Loss)	7,043,000	(1,819,000)	3,473,000	6,725,000	4,472,000
Per Share Data:
Basic – Net Income (Loss) *	$0.49	$(0.13)	$0.24	$0.47	$0.31
Diluted – Net Income (Loss) *	$0.48	$(0.13)	$0.24	$0.47	$0.31

Selected Balance Sheet Data:	September 30
	2016	2015	2014	2013	2012
Current Assets	$123,420,000	$112,366,000	$110,619,000	$108,791,000	$102,090,000
Current Liabilities	8,191,000	7,399,000	2,960,000	6,036,000	5,878,000
Total Assets	128,712,000	120,144,000	117,828,000	116,948,000	110,312,000
Long Term Debt	—	—	—	—	—
Shareholders’ Equity	120,205,000	112,745,000	114,175,000	110,428,000	103,460,000

*	Adjusted for three-for-two stock split

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

On July 6, 2012, President Obama signed a $118 billion transportation bill, Moving Ahead for Progress in the 21st Century Act (“MAP-21”). MAP-21 included a final three-month extension of the previous SAFETEA-LU bill at then current spending levels combined with a new two-year, $105 billion authorization of the federal highway, transit, and safety programs effective October 1, 2012. The bill provided states with two years of funding to build roads, bridges, and transit systems. On August 8, 2014, President Obama signed a $10.8 billion ten month bill to fund Federal highway and mass-transit programs through May 31, 2015. On May 29, 2015, MAP-21 was extended through July 31, 2015. On July 31, 2015, President Obama signed a three month extension of MAP-21 which provided $8 billion in funding for the Highway Trust Fund from August 1, 2015 through October 29, 2015. Two additional short-term extensions were approved between October 29, 2015 and December 4, 2015.

On December 4, 2015, President Obama signed into law a five-year, $305 billion transportation bill, Fixing America’s Surface Transportation Act (the “FAST Act”). The FAST Act reauthorized the collection of the 18.4 cents per gallon gas tax that is typically used to pay for transportation projects. It also included $70 billion from other areas of the federal budget to close a $16 billion annual funding deficit. The bill includes spending of more than $205 billion on roads and highways over five years. The 2016 funding levels are approximately 5% above 2015 projected funding, with annual increases between 2.0% and 2.5% from 2016 through 2020.

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

Results of Operations

Year ended September 30, 2016 compared with the year ended September 30, 2015

Net revenues for the year ended September 30, 2016 were $70.0 million, an increase of 78.4% or $30.8 million from $39.2 million for the year ended September 30, 2015. Net revenues for the fourth quarter of 2016 were up 79.3% or $6.5 million over the fourth quarter of 2015. On December 4, 2015, President Obama signed the FAST Act which gave our U.S. customers the confidence to invest in new asphalt equipment for production capacity expansion and replacement of older, less efficient equipment. The Company’s increased net revenues reflect a significantly improved demand for its equipment due to the passing of the FAST Act. In Canada, orders were weak in fiscal 2016 due to low oil prices impacting the Canadian economy and the increase in the US-Canada exchange rate.

Gross margins for fiscal 2016 were 25.0% of net revenues versus 19.1% of net revenues in fiscal 2015. The gross margin increase in 2016 was due to efficient operations and overall higher net revenues and improved overhead absorption from increased production volumes.

Product engineering and development expenses increased $145,000 or 10.2% from fiscal 2015 due to increased headcount. Selling, general and administrative (“SG&A”) expenses increased $1,264,000 or 18.4% to $8,142,000 from $6,878,000 in fiscal 2015. SG&A expenses increased due to increased headcount, increased sales commissions due to higher revenues and increased trade show expenses to capitalize on the renewed optimism within the highway construction industry. As a percentage of net revenues, SG&A expenses declined to 11.6%, compared to 17.5% in the prior year.

Fiscal 2016 had operating income of $7,816,000 versus an operating loss of $(794,000) in fiscal 2015. As compared to fiscal 2015, the improved operating results were due to significantly higher net revenues, resulting in improved cost absorption, partially offset by a moderate increase in SG&A.

As of September 30, 2016 and 2015, the cost basis of the investment portfolio was $86.2 million and $87.1 million, respectively. For the years ended September 30, 2016 and 2015, net investment interest and dividend income (“Investment Income”) was $0.8 million and $0.9 million, respectively. The net realized and unrealized gains on marketable securities were $0.8 million in fiscal 2016 versus net losses of $(3.6) million in fiscal 2015. Total cash and investment balance at September 30, 2016 was $104.2 million compared to the September 30, 2015 cash and investment balance of $95.5 million, an increase of $8.6 million.

The effective income tax rate for fiscal 2016 was 25.1% versus a benefit of (48.7%) in fiscal 2015. As of September 30, 2015, the Company had $900,000 in research and development tax credits (“R&D Credits”) carry-forwards. In fiscal 2016, there was a net usage of R&D Credits of $253,000 bringing the total R&D Credits carry-forwards to $647,000 at September 30, 2016. The $647,000 of R&D Credits carry-forwards, which are included in net deferred and other income tax liabilities of $(316,000) at September 30, 2016, expire in fiscal years 2031 through 2035.

As of September 30, 2015, the Company had $214,000 in Florida state research and development tax credits (“Florida R&D Credits”) carry-forwards. The Company received additional net Florida R&D Credits of $10,000 in fiscal 2016. The $224,000 of Florida R&D Credits, which are included in net deferred and other income tax liabilities of $(316,000) at September 30, 2016, expire in fiscal 2020.

Net income for the year ended September 30, 2016 was $7,043,000 or $0.49 per diluted share versus a net loss of $(1,819,000) or $(0.13) per diluted share for the year ended September 30, 2015 (adjusted for three-for-two stock split). The increase in net income was primarily due to the improved net revenues and higher gross margins.

Liquidity and Capital Resources

The Company generates capital resources through operations and returns on its investments.

The Company had no long-term debt outstanding at September 30, 2016 or 2015. The Company does not currently require a credit facility but continues to review and evaluate its needs and options for such a facility. As of September 30, 2016, the Company has funded $135,000 in cash deposits at insurance companies to cover collateral needs.

As of September 30, 2016, the Company had $18.2 million in cash and cash equivalents, and $85.9 million in marketable securities. The marketable securities are invested through a professional investment management firm. The securities may be liquidated at any time into cash and cash equivalents.

The Company’s backlog, which includes orders received through the date of this filing, was $43.2 million at September 30, 2016 versus $18.7 million at September 30, 2015. The Company’s working capital (defined as current assets less current liabilities) was $115.2 million at September 30, 2016 versus $105.0 million at September 30, 2015. The significant purchases, sales and maturities of marketable securities shown on the consolidated statements of cash flows reflects the recurring purchase and sale of United States treasury bills. The change in deferred income taxes between years is primarily due to the tax impact on net unrealized losses on marketable securities which were an unrealized loss of $(0.3) million at September 30, 2016 versus an unrealized loss of $(2.7) million at September 30, 2015. Costs and estimated earnings in excess of billings increased $2.5 million reflecting the composition of open percentage-of-completion towards larger plants as of September 30, 2016 versus plant components at September 30, 2015. Prepaid expenses increased $0.8 million over prior year reflecting an overpayment on estimated federal income taxes for fiscal 2016. Inventories decreased $1.1 million as prior year stock build was used to fulfill current year orders. Accrued expenses increased $0.8 million as payroll and related accruals and sales commissions increased due to increased headcount and significantly improved revenues.

Cash provided by operations during the year ended September 30, 2016 was $6,993,000. Cash used in investing activities during the year ended September 30, 2016 of $306,000 related to capital expenditures for manufacturing equipment. Cash provided by financing activities of $380,000 in fiscal 2016 related to proceeds from the exercise of stock options.

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

Revenues & Expenses

Revenues from contracts for the design, manufacture and sale of asphalt plants are recognized under the percentage-of-completion method. The percentage-of-completion method of accounting for these contracts recognizes revenue, net of any promotional discounts, and costs in proportion to actual labor costs incurred as compared with total estimated labor costs expected to be incurred during the entire contract. Pre-contract costs are expensed as incurred. Changes to total estimated contract costs or losses, if any, are recognized in the period in which they are determined. Revenue recognized in excess of amounts billed is classified as current assets under “costs and estimated earnings in excess of billings.” The Company anticipates that all incurred costs associated with these contracts at September 30, 2016, will be billed and collected within one year.

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

Provisions for estimated returns and allowances and other adjustments, are provided for in the same period the related sales are recorded. Returns and allowances, which reduce product revenue, are estimated using historical experience.

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

Contractual Obligations

The following table summarizes the outstanding borrowings and long-term contractual obligations at September 30, 2016:

	Total	Less than 1 Year	1 – 2 Years
Operating leases	$186,000	$66,000	$120,000

The Company had no long-term or short-term debt as of September 30, 2016. There was no long-term debt facility in place and there were no outstanding letters of credit at September 30, 2016.

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

At September 30, 2016 and 2015, the Company had no debt outstanding. At September 30, 2016, there was no credit facility in place. The Company does not currently require a credit facility but continues to evaluate its needs and options for such a facility.

The Company’s marketable securities are invested in cash and money funds, equities, mutual funds, exchange-traded funds, and government securities through a professional investment advisor. Investment securities are exposed to various risks, such as interest rate, market and credit risks. Due to the level of risk associated with certain investment securities and the level of uncertainty related to changes in the value of securities, it is possible that changes in these risk factors could have an adverse material impact on the Company’s results of operations or equity.

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

In order to ensure that the Company’s internal control over financial reporting is effective, management regularly assesses such controls and did so most recently as of September 30, 2016. This assessment was based on criteria for effective internal control over financial reporting described in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management believes the Company maintained effective internal control over financial reporting as of September 30, 2016. Moore Stephens Lovelace, P.A., the Company’s independent registered public accountant firm, has issued an attestation report on the Company’s internal control over financial reporting as of September 30, 2016.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of Gencor Industries, Inc.:

We have audited the accompanying consolidated balance sheets of Gencor Industries, Inc. (the “Company”) as of September 30, 2016 and 2015, and the related consolidated statements of operations, shareholders’ equity, and cash flows for each of the years in the two-year period ended September 30, 2016. We have also audited the Company’s internal control over financial reporting as of September 30, 2016, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). The Company’s management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on these consolidated financial statements and on the Company’s internal control over financial reporting based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and the receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Gencor Industries, Inc. as of September 30, 2016 and 2015, and the consolidated results of its operations, changes in shareholders’ equity, and its cash flows for each of the years in the two-year period ended September 30, 2016 in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, Gencor Industries, Inc. maintained, in all material respects, effective internal control over financial reporting as of September 30, 2016, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”).

/s/ MOORE STEPHENS LOVELACE, P.A.

MOORE STEPHENS LOVELACE, P.A.

Certified Public Accountants

Orlando, Florida

December 2, 2016

Part I. Financial Information

GENCOR INDUSTRIES, INC.

Consolidated Balance Sheets

As of September 30, 2016 and 2015

ASSETS	2016	2015
Current assets:
Cash and cash equivalents	$18,219,000	$11,152,000
Marketable securities at fair value (cost of $86,203,000 at September 30, 2016 and $87,123,000 at September 30, 2015)	85,938,000	84,357,000
Accounts receivable, less allowance for doubtful accounts of $195,000 at September 30, 2016 and $357,000 at September 30, 2015	1,110,000	874,000
Costs and estimated earnings in excess of billings	4,921,000	2,396,000
Inventories, net	11,634,000	12,770,000
Prepaid expenses	1,598,000	817,000

Total current assets	123,420,000	112,366,000

Property and equipment, net	5,239,000	6,388,000
Deferred and other income taxes	—	1,331,000
Other assets	53,000	59,000

Total Assets	$128,712,000	$120,144,000

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,443,000	$1,529,000
Customer deposits	4,484,000	4,418,000
Accrued expenses	2,264,000	1,452,000

Total current liabilities	8,191,000	7,399,000

Deferred and other income taxes	316,000	—

Total liabilities	8,507,000	7,399,000

Commitments and contingencies
Shareholders’ equity:
Preferred stock, par value $.10 per share; 300,000 shares authorized; none issued	—	—
Common stock, par value $.10 per share; 15,000,000 shares authorized; 12,111,079 shares and 12,043,204 shares issued and outstanding at September 30, 2016 and 2015, respectively *	1,211,000	1,205,000
Class B Stock, par value $.10 per share; 6,000,000 shares authorized;
2,263,857 shares issued and outstanding at September 30, 2016 and 2015 *	226,000	226,000
Capital in excess of par value *	10,887,000	10,476,000
Retained earnings	107,881,000	100,838,000

Total shareholders’ equity	120,205,000	112,745,000

Total Liabilities and Shareholders’ Equity	$128,712,000	$120,144,000

See accompanying Notes to Consolidated Financial Statements

*	Adjusted for three-for-two stock split

GENCOR INDUSTRIES, INC.

Consolidated Statements of Operations

For the Years Ended September 30, 2016 and 2015

	2016	2015
Net revenue	$69,991,000	$39,230,000
Costs and expenses:
Production costs	52,466,000	31,724,000
Product engineering and development	1,567,000	1,422,000
Selling, general and administrative	8,142,000	6,878,000

	62,175,000	40,024,000

Operating income (loss)	7,816,000	(794,000)
Other income (expense), net:
Interest and dividend income, net of fees	754,000	883,000
Realized and unrealized gains (losses) on marketable securities, net	828,000	(3,638,000)
Other	2,000	3,000

	1,584,000	(2,752,000)

Income (loss) before income tax expense (benefit)	9,400,000	(3,546,000)
Income tax expense (benefit)	2,357,000	(1,727,000)

Net income (loss)	$7,043,000	$(1,819,000)

Basic earnings per common share:
Net income (loss) *	$0.49	$(0.13)

Diluted earnings per common share:
Net income (loss) *	$0.48	$(0.13)

See accompanying Notes to Consolidated Financial Statements

*	Adjusted for three-for-two stock split

GENCOR INDUSTRIES, INC.

Consolidated Statements of Shareholders’ Equity

For the Years Ended September 30, 2016 and 2015

	Common Stock		Class B Stock		Capital in Excess of	Retained	Total Shareholders’
	Shares *	Amount *	Shares *	Amount *	Par Value *	Earnings	Equity
September 30, 2014	12,015,079	$1,202,000	2,263,857	$226,000	$10,090,000	$102,657,000	$114,175,000
Net loss	—	—	—	—	—	(1,819,000)	(1,819,000)
Stock-based compensation	—	—	—	—	253,000	—	253,000
Stock options exercised	28,125	3,000	—	—	133,000	—	136,000

September 30, 2015	12,043,204	1,205,000	2,263,857	226,000	10,476,000	100,838,000	112,745,000
Net income	—	—	—	—	—	7,043,000	7,043,000
Stock-based compensation	—	—	—	—	37,000	—	37,000
Stock options exercised	67,875	6,000	—	—	374,000	—	380,000

September 30, 2016	12,111,079	$1,211,000	2,263,857	$226,000	$10,887,000	$107,881,000	$120,205,000

See accompanying Notes to Consolidated Financial Statements

*	Adjusted for three-for-two stock split

GENCOR INDUSTRIES, INC.

Consolidated Statements of Cash Flows

For the Years Ended September 30, 2016 and 2015

	2016	2015
Cash flows from operating activities:
Net income (loss)	$7,043,000	$(1,819,000)
Adjustments to reconcile net income (loss) to cash provided by operating activities:
Purchase of marketable securities	(550,295,000)	(384,668,000)
Proceeds from sale and maturity of marketable securities	549,027,000	383,773,000
Change in value of marketable securities	(314,000)	3,649,000
Deferred and other income taxes	1,647,000	(2,024,000)
Depreciation and amortization	1,397,000	1,385,000
Provision for doubtful accounts	105,000	60,000
Loss on disposal of assets	65,000	1,000
Stock-based compensation	37,000	253,000
Changes in assets and liabilities:
Accounts receivable	(341,000)	514,000
Costs and estimated earnings in excess of billings	(2,525,000)	(2,052,000)
Inventories	1,136,000	968,000
Prepaid expenses	(781,000)	32,000
Accounts payable	(86,000)	582,000
Customer deposits	66,000	4,094,000
Accrued expenses	812,000	(236,000)

Total adjustments	(50,000)	6,331,000

Cash flows provided by operating activities	6,993,000	4,512,000

Cash flows from investing activities:
Capital expenditures	(306,000)	(689,000)

Cash flows used in investing activities	(306,000)	(689,000)

Cash flows from financing activities:
Proceeds from stock option exercises	380,000	136,000

Cash flows provided by financing activities	380,000	136,000

Net increase in cash	7,067,000	3,959,000
Cash and cash equivalents at:
Beginning of year	11,152,000	7,193,000

End of year	$18,219,000	$11,152,000

See accompanying Notes to Consolidated Financial Statements

GENCOR INDUSTRIES, INC.

Notes to Consolidated Financial Statements

For the Years Ended September 30, 2016 and 2015

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

No other new accounting pronouncements issued or effective during the fiscal 2016 have had or are expected to have a material impact on the Company’s consolidated financial statements.

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

On July 11, 2016, the Company’s Board of Directors approved a three-for-two split of the Company’s common and Class B stock to be effected in the form of a 50% stock dividend. As a result, shareholders received one additional share of common or Class B stock for every two shares they held of the respective class of stock as of the record date. These shares were distributed on August 1, 2016, to shareholders of record as of the end of business on July 22, 2016. All share and per share data (except par value) have been adjusted to reflect the effect of the stock split for all periods presented. The number of shares of common and Class B stock issuable upon exercise of outstanding stock options were proportionately increased in accordance with terms of the respective plans (see Note 11). The number of authorized shares as reflected on the Consolidated Balance Sheets was not affected by the stock split and accordingly has not been adjusted.

Weighted-average shares issuable upon the exercise of stock options included in the diluted earnings per share calculation as of September 30, 2016 were 480,000 which equates to 190,000 dilutive common stock equivalents on a post stock split basis. For the year ended September 30, 2015, there were no common stock equivalents included in the diluted earnings per share calculations, as to do so would have been anti-dilutive. Weighted-average shares issuable upon the exercise of stock options, which were not included in the diluted earnings per share calculation because they were anti-dilutive, were zero in 2016 and 512,000 in 2015 on a post stock split basis.

The following presents the calculation of the basic and diluted earnings (loss) per share for the years ended September 30, 2016 and 2015:

	2016			2015
	Net Income	Shares	EPS	Net Loss	Shares	EPS
Basic EPS	$7,043,000	14,334,000	$0.49	$(1,819,000)	14,283,000	$(0.13)
Common stock equivalents		190,000			—

Diluted EPS	$7,043,000	14,524,000	$0.48	$(1,819,000)	14,283,000	$(0.13)

Cash Equivalents

Cash equivalents consist of short-term certificates of deposit and deposits in money market accounts with original maturities of three months or less.

Marketable Securities

Marketable debt and equity securities are categorized as trading securities and are thus marked to market and stated at fair value. Fair value is determined using the quoted closing or latest bid prices for Level 1 investments and market standard valuation methodologies for Level 2 investments. Realized gains and losses on investment transactions are determined by specific identification and are recognized as incurred in the consolidated statements of operations. Net changes in unrealized gains and losses are reported in the consolidated statements of operations in the current period.

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

The fair value of marketable equity securities, mutual funds, exchange-traded funds, government securities, and cash and money funds are substantially based on quoted market prices (Level 1). Corporate and municipal bonds are valued using market standard valuation methodologies, including: discounted cash flow methodologies, and matrix pricing or other similar techniques. The inputs to these market standard valuation methodologies include, but are not limited to: interest rates, credit standing of the issuer or counterparty, industry sector of the issuer, coupon rate, call provisions, maturity, estimated duration and assumptions regarding liquidity and estimated future cash flows. In addition to bond characteristics, the valuation methodologies incorporate market data, such as actual trades completed, bids and actual dealer quotes, where such information is available. Accordingly, the estimated fair values are based on available market information and judgments about financial instruments (Level 2). Fair values of the Level 2 investments (if any) are provided by the Company’s professional investment management firm.

The following table sets forth by level, within the fair value hierarchy, the Company’s assets measured at fair value as of September 30, 2016:

	Fair Value Measurements
	Level 1	Level 2	Level 3	Total
Equities	$2,408,000	$—	$—	$2,408,000
Mutual Funds	5,212,000	—	—	5,212,000
Exchange-Traded Funds	510,000	—	—	510,000
Government Securities	69,583,000	—	—	69,583,000
Cash and Money Funds	8,225,000	—	—	8,225,000

Total	$85,938,000	$—	$—	$85,938,000

Net unrealized gains and (losses) reported during fiscal 2016 on trading securities still held as of September 30, 2016, were $2,502,000. There were no transfers of investments between Level 1 and Level 2 during the year ended September 30, 2016.

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

Net unrealized gains and (losses) reported during fiscal 2015 on trading securities still held as of September 30, 2015, were $(4,882,000). There were no transfers of investments between Level 1 and Level 2 during the year ended September 30, 2015.

The carrying amounts of cash and cash equivalents, accounts receivable, accounts payable, customer deposits and accrued expenses approximate fair value because of the short-term nature of these items.

Foreign Currency Transactions

Gains and losses resulting from foreign currency transactions are included in income and were not significant during the years ended September 30, 2016 and 2015.

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

Impairments

Property and equipment and intangible assets subject to amortization are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset (or asset group) may not be recoverable. An impairment loss would be recognized when the carrying amount of an asset exceeds the estimated undiscounted cash flows expected to result from the use of the asset and its eventual disposition. The amount of the impairment loss to be recorded is calculated by the excess over its fair value of the asset’s carrying value. Fair value is generally determined using a discounted cash flow analysis. No such impairment loss was recorded during the years ended September 30, 2016 and 2015.

Revenues and Expenses

Revenues from contracts for the design, manufacture and sale of asphalt plants are recognized under the percentage-of-completion method. The percentage-of-completion method of accounting for these contracts recognizes revenue, net of any promotional discounts, and costs in proportion to actual labor costs incurred, as compared with total estimated labor costs expected to be incurred during the entire contract. Pre-contract costs are expensed as incurred. Changes to total estimated contract costs or losses, if any, are recognized in the period in which they are determined. Revenue recognized in excess of amounts billed is classified as current assets under “costs and estimated earnings in excess of billings.” The Company anticipates that all incurred costs associated with these contracts at September 30, 2016, will be billed and collected within one year.

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

Provisions for estimated returns and allowances and other adjustments, are provided for in the same period the related sales are recorded. Returns and allowances, which reduce product revenue, are estimated using historical experience.

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

Deferred tax assets and liabilities are measured using the rates expected to apply to taxable income in the years in which the temporary differences are expected to reverse and the credits are expected to be used. The effect on deferred tax assets and liabilities of the change in tax rates is recognized in income in the period that includes the enactment date. All available evidence, both positive and negative, is considered to determine whether, based on the weight of that evidence, the Company is more likely than not to realize the benefit of a deferred tax asset and whether a valuation allowance is needed for some portion or all of a deferred tax asset. No such valuation allowances were recorded as of September 30, 2016 and 2015.

Comprehensive Income

For the years ended September 30, 2016 and 2015, other comprehensive income (loss) is equal to net income (loss).

Reporting Segments

Information concerning principal geographic areas is as follows:

	2016		2015
		Long-Term		Long-Term
	Revenues	Assets	Revenues	Assets
United States	$69,991,000	$5,292,000	$39,230,000	$7,778,000
Other	—	—	—	—

Total	$69,991,000	$5,292,000	$39,230,000	$7,778,000

Revenues are attributed to geographic areas based on the location of the assets producing the revenues.

Customers with 10% (or greater) of Net Revenues

Approximately 9% of total net revenue in the quarter ended September 30, 2016 and 34% of total net revenue for the quarter ended September 30, 2015 was from one or more separate U.S. corporate entities ultimately affiliated with a foreign-based global company. For the years ended September 30, 2016 and 2015, this company represented 14% and 15% of total net revenue, respectively.

Reclassifications and Adjustments

Certain prior year amounts in the consolidated financial statements have been reclassified to conform to the fiscal 2016 presentation. All historical share and per share data in the consolidated financial statements and notes thereto have been restated to give retroactive recognition of the Company’s three-for-two stock split. In the Consolidated Statements of Shareholders’ Equity, for all periods presented, the par value of the additional shares was reclassified from capital in excess of par value to common stock. Refer to Note 10 & Note 11 for additional information regarding the stock split.

NOTE 2 – INVENTORIES, NET

Net inventories consist of the following:

	September 30,
	2016	2015
Raw materials	$7,072,000	$6,090,000
Work in process	976,000	1,849,000
Finished goods	3,545,000	4,563,000
Used equipment	41,000	268,000

	$11,634,000	$12,770,000

At September 30, 2016 and 2015, cost is determined by the LIFO method for inventories. The estimated current cost of inventories exceeded their LIFO basis by approximately $4,766,000 and $5,343,000 at September 30, 2016 and 2015, respectively. Slow moving and obsolete inventory reserves were $3,869,000 and $3,310,000 at September 30, 2016 and 2015, respectively.

NOTE 3 – COSTS AND ESTIMATED EARNINGS IN EXCESS OF BILLINGS

Costs and estimated earnings in excess of billings on uncompleted contracts as of September 30, 2016 and 2015 consisted of the following:

	September 30,
	2016	2015
Costs incurred on uncompleted contracts	$8,898,000	$4,547,000
Estimated earnings	3,124,000	1,114,000

	12,022,000	5,661,000
Billings to date	7,101,000	3,265,000

Costs and estimated earnings in excess of billings	$4,921,000	$2,396,000

NOTE 4 – PROPERTY AND EQUIPMENT

Property and equipment consist of the following:

	September 30,
	2016	2015
Land and improvements	$3,323,000	$3,323,000
Buildings and improvements	12,886,000	12,883,000
Equipment	8,599,000	9,152,000

	24,808,000	25,358,000
Less: Accumulated depreciation and amortization	(19,569,000)	(18,970,000)

Property and equipment, net	$5,239,000	$6,388,000

Property and equipment includes approximately $8,777,000 and $6,678,000 of fully depreciated assets, which remained in service during fiscal 2016 and 2015, respectively.

NOTE 5 – ACCRUED EXPENSES

Accrued expenses consist of the following:

	September 30,
	2016	2015
Payroll and related accruals	$1,330,000	$894,000
Warranty and related accruals	401,000	204,000
Professional fees	133,000	97,000
Other	400,000	257,000

Accrued expenses	$2,264,000	$1,452,000

NOTE 6 – INCOME TAXES

The provision for income tax expense (benefit) consists of:

	Years Ended September 30,
	2016	2015
Current:
Federal	$679,000	$261,000
State	31,000	37,000

Total current	710,000	298,000

Deferred:
Federal	1,768,000	(1,871,000)
State	(121,000)	(154,000)

Total deferred	1,647,0000	(2,025,000)

Income tax expense (benefit)	$2,357,000	$(1,727,000)

A reconciliation of the federal statutory tax rate to the total tax provision is as follows:

	Years Ended September 30,
	2016	2015
Federal income taxes computed at the statutory rate	34.0%	(34.0%)
State income taxes, net of federal benefit	1.5%	(3.3%)
Research & development tax refunds & credits	(2.8%)	(5.2%)
Dividend received deduction	(2.2%)	—
Domestic production activities deduction	(1.9%)	—
Domestic international sales corporation benefits	—	(5.8%)
Other, net	(3.4%)	(0.4%)

Effective income tax rate	25.2%	(48.7%)

Deferred tax assets and liabilities consist of the following:

	September 30,
	2016	2015
Deferred Tax Assets:
Accrued liabilities and reserves	$331,000	$255,000
Allowance for doubtful accounts	70,000	133,000
Inventory	632,000	—
R&D tax credits carryforwards	871,000	1,114,000
Stock-based compensation	140,000	194,000
Net operating losses carryforwards	73,000	48,000
Unrealized loss on investments	85,000	1,023,000
Other	62,000	14,000

Gross Deferred Tax Assets	2,264,000	2,781,000

Deferred and Other Tax Liabilities:
Domestic international sales corporation	(577,000)	—
Inventory	—	(43,000)
Percentage of completion	(1,158,000)	(415,000)
Property and equipment	(683,000)	(806,000)
Unrecognized tax benefits	(150,000)	(150,000)
Other	(12,000)	(36,000)

Gross Deferred and Other Tax Liabilities	(2,580,000)	(1,450,000)

Net Deferred and Other Income Tax Assets (Liabilities)	$(316,000)	$1,331,000

Total income taxes paid in fiscal 2016 and 2015 were $1,105,000 and $200,000, respectively.

Accounting principles generally accepted in the United States of America (“GAAP”) prescribes a comprehensive model for the financial recognition, measurement, classification, and disclosure of uncertain tax positions. GAAP contains a two-step approach to recognizing and measuring uncertain tax positions. The first step is to evaluate the tax position for recognition by determining if the weight of available evidence indicates that it is more likely than not that the position will be sustained on audit, based on the technical merits of the position. The second step is to measure the tax benefit as the largest amount that is more than 50% likely of being realized upon settlement.

Significant judgment is required in evaluating the Company’s uncertain tax position and determining the Company’s provision for taxes. Although the Company believes the reserves of unrecognized tax benefits (“UTB’s”) are reasonable, no assurance can be given that the final outcome of these matters will not be different from that which is reflected in the Company’s historical income tax provision and accruals. The Company adjusts these reserves in light of changing facts and circumstances. As of September 30, 2016 and 2015, the Company had UTB’s of $150,000. There were no additional accruals of UTB’s during fiscal years ended September 30, 2016 and 2015.

The Company recognizes interest and penalties accrued related to UTB’s as a component of income tax expense. There were no additional accruals of interest expense nor penalties during fiscal years ended September 30, 2016 and 2015. It is reasonably possible that the amount of the UTB’s with respect to certain unrecognized tax positions will increase or decrease during the next 12 months. The Company does not expect the change to have a material effect on its results of operations or its financial position. The only expected potential reason for change would be the normal expiration of the statute of limitations or the ultimate results stemming from any examinations by taxing authorities. If recognized, the entire amount of UTB’s would have an impact on the Company’s effective tax rate.

The effective income tax rate for fiscal 2016 was 25.2% versus a benefit of (48.7%) in fiscal 2015. As of September 30, 2015, the Company had $900,000 in research and development tax credits (“R&D Credits”) carry-forwards. In fiscal 2016, there was a net usage of R&D Credits of $253,000 bringing the total R&D Credits carry-forwards to $647,000 at September 30, 2016. The $647,000 of R&D Credits carry-forwards, which are included in net deferred and other income tax liabilities of $(316,000) at September 30, 2016, expire in fiscal years 2031 through 2035.

As of September 30, 2015, the Company had $214,000 in Florida state research and development tax credits (“Florida R&D Credits”) carry-forwards. The Company received additional net Florida R&D Credits of $10,000 in fiscal 2016. The $224,000 of Florida R&D Credits, which are included in net deferred and other income tax liabilities of $(316,000) at September 30, 2016, expire in fiscal 2020.

The Company files U.S. federal income tax returns, as well as income tax returns in various states. The Company’s U.S. federal income tax returns and most state returns, filed for tax years prior to fiscal year ended September 30, 2013 are no longer subject to examination by taxing authorities due to the expiration of the statute of limitations.

NOTE 7 – RETIREMENT BENEFITS

The Company has a voluntary 401(k) employee benefit plan, which covers all eligible, domestic employees. The Company makes discretionary matching contributions subject to a maximum level, in accordance with the terms of the plan. The Company charged approximately $178,000 and $159,000 to expense under the provisions of the plan during the fiscal years 2016 and 2015, respectively.

NOTE 8 – LONG-TERM DEBT

The Company had no long-term debt outstanding at September 30, 2016 or 2015. The Company does not currently require a credit facility, but continues to evaluate its needs and options for such a facility.

As of September 30, 2016, total cash deposits with insurance companies covering collateral needs were $135,000.

NOTE 9 – COMMITMENTS AND CONTINGENCIES

Leases

The Company leases certain equipment under non-cancelable operating leases. Future minimum rental commitments under these leases at September 30, 2016 totaled $186,000 and are due over the next three years, of which $66,000 is due during the year ending September 30, 2017.

Total rental expense for the fiscal years ended September 30, 2016 and 2015 was $200,000 and $182,000, respectively.

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

Stock Split

On July 11, 2016, the Company’s Board of Directors approved a three-for-two split of the Company’s common and Class B stock to be effected in the form of a 50% stock dividend. As a result, shareholders received one additional share of common or Class B stock for every two shares they held of the respective class of stock as of the record date. These shares were distributed on August 1, 2016, to shareholders of record as of the end of business on July 22, 2016.

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

As of September 30, 2016, all outstanding options that had been granted prior to fiscal 2016 had been fully expensed. These options amounted to 408,750 at September 30, 2016, adjusted for the three-for-two stock split. As long as the employee remains employed by the Company, these options will be exercisable upon vesting and remain exercisable through October 1, 2021.

On January 19, 2016, 30,000 Class B stock options (45,000 post stock split) were issued to an employee under the 2009 Plan. These options vest at 25% per year starting on January 19, 2017 and each year thereafter through January 19, 2020. As long as the employee remains employed by the Company, these options will be exercisable upon vesting and remain exercisable through January 19, 2026. The Company used the Black-Scholes pricing model to estimate the fair value of the options of $138,000 at time of grant. At September 30, 2016, $112,000 of compensation expense remained to be expensed through January 19, 2020. The following assumptions were used to determine the fair value of the stock options at time of grant:

Risk-free interest rate	2.5%
Expected life of options	10.0 years
Dividend yield	0.0%
Volatility	29.1%

On September 26, 2016, 30,000 Class B stock options were issued to an employee under the 2009 Plan. These options vest at 25% per year starting on September 26, 2017 and each year thereafter through September 26, 2020. As long as the employee remains employed by the Company, these options will be exercisable upon vesting and remain exercisable through September 26, 2026. The Company used the Black-Scholes pricing model to estimate the fair value of the options of $147,000 at time of grant. At September 30, 2016, all of the $147,000 of compensation expense remained to be expensed through September 26, 2020. The following assumptions were used to determine the fair value of the stock options at time of grant:

Risk-free interest rate	2.25%
Expected life of options	10.0 years
Dividend yield	0.0%
Volatility	29.2%

As of September 30, 2016, 482,000 shares of Company common stock and 100,000 shares of Class B stock are available for granting of Awards under the 2009 Plan.

The following table summarizes option activity under the 2009 Plan:

	Number of Shares	Average Exercise Price Per Share
Options outstanding at September 30, 2014	474,750	$5.103
Options exercised during fiscal 2015	(28,125)	$4.839

Options outstanding at September 30, 2015	446,625	$5.120
Options granted	75,000	$8.760
Options exercised during fiscal 2016	(37,875)	$5.126

Options outstanding at September 30, 2016	483,750	$5.684

No options were forfeited or cancelled during the year ended September 30, 2016. The weighted average remaining contractual life on the options outstanding as of September 30, 2016 is 5.7 years under the 2009 Plan.

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

As of September 30, 2016, there were no options available for future grants and there were no options outstanding under the 1997 Plan.

The following table summarizes option activity under the 1997 Plan:

	Number of Shares	Exercise Price Per Share
Outstanding at September 30, 2014 and 2015	41,250	$6.213
Options exercised during fiscal 2016	(30,000)	$6.213
Options expired during fiscal 2016	(11,250)	$6.213

Options outstanding at September 30, 2016	—

NOTE 12 – RELATED PARTY TRANSACTIONS

Marcar Leasing Corporation (“Marcar”) is engaged in leasing machinery and vehicles to the public and the Company. Marcar is owned by family members of the Company’s chairman. New leases between the Company and Marcar provide for equal monthly payments. During fiscal 2016 and 2015, the Company made lease payments to Marcar totaling $147,000 and $136,000, respectively.

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

As of the end of the period covered by this Report the Company conducted an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s principal executive officer and principal financial officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Exchange Act Rules 13a-15(b). Based on this evaluation, the Company’s principal executive officer and principal financial officer concluded that the Company’s disclosure controls and procedures were effective as of September 30, 2016.

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

In order to ensure that the Company’s internal control over financial reporting is effective, management regularly assesses such controls and did so most recently as of September 30, 2016. This assessment was based on criteria for effective internal control over financial reporting described in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management believes the Company maintained effective internal control over financial reporting as of September 30, 2016. The effectiveness of our internal control over financial reporting as of September 30, 2016 has been audited by Moore Stephens Lovelace, P.A. an independent registered public accounting firm, as stated in their report that is included herein.

Changes in Internal Control over Financial Reporting

The Company’s management, including the Chief Executive Officer and Chief Financial Officer, has reviewed the Company’s internal control over financial reporting. There were no changes in the Company’s internal control over financial reporting during the year ended September 30, 2016 that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

None

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this Item 10 is incorporated herein by reference to the Company’s Definitive 2017 Proxy Statement for the Annual Meeting of Stockholders.

ITEM 11.	EXECUTIVE COMPENSATION

The information required by this Item 11 is incorporated herein by reference to the Company’s Definitive 2017 Proxy Statement for the Annual Meeting of Stockholders.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this Item 12 is incorporated herein by reference to the Company’s Definitive 2017 Proxy Statement for the Annual Meeting of Stockholders.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this Item 13 is incorporated herein by reference to the Company’s Definitive 2017 Proxy Statement for the Annual Meeting of Stockholders.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this Item 14 is incorporated herein by reference to the Company’s Definitive 2017 Proxy Statement for the Annual Meeting of Stockholders.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	A listing of financial statements and financial statement schedules filed as part of this Report and which financial statements and schedules are incorporated into this report by reference, is set forth in the “Index to Financial Statements” in Item 8 hereof.

(b)	Exhibit Index

EXHIBIT NUMBER	DESCRIPTION	FILED HEREWITH

3.1	Restated Certificate of Incorporation of Company, incorporated by reference to Exhibit 3.1 to Registration No. 33-627

3.2	Amended and Restated By-Laws of Gencor Industries, Inc., incorporated by reference to Exhibit 3.2 to the Company’s Annual Report on Form 10-K for the year ended September 30, 2007

3.3	Certificate of Amendment, changing name of Mechtron International Corporation to Gencor Industries, Inc. and adding a “twelfth” article regarding director liability limitation, incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 1987

4.1	Form of Common Stock certificate, incorporated by reference to Exhibit 4.1 to Registration No. 33-627

10.5	Form of Agreement for Nonqualified Stock Options granted in 1986, incorporated by reference to the Annual Report on Form 10-K for the year ended December 31, 1986

10.11	1997 Stock Option Plan incorporated by reference to Exhibit A to the Company’s Proxy Statement on 14A, filed March 3, 1997

10.12	First Amendment to the Stock Option Plan Agreement incorporated by reference to Exhibit 10.12 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2006

10.1	The Company’s 2009 Incentive Compensation Plan, as incorporated by reference to the Company’s 2009 Proxy Statement filed with the Securities and Exchange Commission on Schedule 14A on January 28, 2009

21.1	Subsidiaries of the Registrant	X

23.1	Consent of Independent Registered Public Accountants	X

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a – 14(a) of the Securities Exchange Act of 1934, as amended	X

31.2	Certification of Chief Financial Officer Pursuant to Rule 13a – 14(a) of the Securities Exchange Act of 1934, as amended	X

32.1	Certifications of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U. S. C. Section 1350	X

EXHIBIT NUMBER	DESCRIPTION	FILED HEREWITH

101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema
101.CAL	XBRL Taxonomy Extension Calculation Linkbase
101.DEF	XBRL Taxonomy Extension Definition Linkbase
101.LAB	XBRL Taxonomy Extension Label Linkbase
101.PRE	XBRL Taxonomy Extension Presentation Linkbase

SIGNATURES

Pursuant to the requirements of Sections 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: December 2, 2016	GENCOR INDUSTRIES, INC. (Registrant)

/s/ John E. Elliott
John E. Elliott
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated. The signatures of Directors constitute a majority of Directors.

/s/ E.J. Elliott		/s/ John E. Elliott
E.J. Elliott Chairman	December 2, 2016	John E. Elliott Chief Executive Officer (Principal Executive Officer)	December 2, 2016

/s/ Marc G. Elliott		/s/ Eric E. Mellen
Marc G. Elliott President	December 2, 2016	Eric E. Mellen Chief Financial Officer	December 2, 2016
(Principal Financial and Accounting Officer)

/s/ James P. Sharp		/s/ Cort J. Dondero
James P. Sharp Director	December 2, 2016	Cort J. Dondero Director	December 2, 2016

/s/ Randolph H. Fields		/s/ David A. Air
Randolph H. Fields Director	December 2, 2016	David A. Air Director	December 2, 2016

EXHIBITS FILED HEREWITH

Exhibit No.	Description

21.1	Subsidiaries of the Registrant

23.1	Consent of Independent Registered Public Accountants

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a – 14(a) of the Securities Exchange Act of 1934, as amended

31.2	Certification of Chief Financial Officer Pursuant to Rule 13a – 14(a) of the Securities Exchange Act of 1934, as amended

32.1	Certifications of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U. S. C. Section 1350

101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema
101.CAL	XBRL Taxonomy Extension Calculation Linkbase
101.DEF	XBRL Taxonomy Extension Definition Linkbase
101.LAB	XBRL Taxonomy Extension Label Linkbase
101.PRE	XBRL Taxonomy Extension Presentation Linkbase