Form 10-Q
period 2016-12-31
GENCOR INDUSTRIES INC
filed 2017-02-03
CIK 64472

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 2016

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

Large accelerated filer	☐	Accelerated Filer	☒

Non-accelerated Filer	☐ (Do not check if a smaller reporting company)	Smaller Reporting Company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at February 1, 2017
Common stock, $.10 par value	12,113,079 shares
Class B stock, $.10 par value	2,263,857 shares

GENCOR INDUSTRIES, INC.

Introductory Note: Caution Concerning Forward-Looking Statements

This Form 10-Q Report and the Company’s other communications and statements may contain “forward-looking statements,” including statements about the Company’s beliefs, plans, objectives, goals, expectations, estimates, projections and intentions. These statements are subject to significant risks and uncertainties and are subject to change based on various factors, many of which are beyond the Company’s control. The words “may,” “could,” “should,” “would,” “believe,” “anticipate,” “estimate,” “expect,” “intend,” “plan,” “target,” “goal,” and similar expressions are intended to identify forward-looking statements. All forward-looking statements, by their nature, are subject to risks and uncertainties. The Company’s actual future results may differ materially from those set forth in its forward-looking statements. For information concerning these factors and related matters, see Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” in this Report, and the following sections of the Company’s Annual Report on Form 10-K for the year ended September 30, 2016: (a) “Risk Factors” in Part I, and (b) “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II. However, other factors besides those referenced could adversely affect the Company’s results, and you should not consider any such list of factors to be a complete set of all potential risks or uncertainties. Any forward-looking statements made by the Company herein speak as of the date of this Report. The Company does not undertake to update any forward-looking statement, except as required by law.

Unless the context otherwise indicates, all references in this Report to the “Company,” “Gencor,” “we,” “us,” or “our,” or similar words are to Gencor Industries, Inc. and its subsidiaries.

Part I. Financial Information

GENCOR INDUSTRIES, INC.

Condensed Consolidated Balance Sheets

	December 31, 2016	September 30, 2016
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$20,562,000	$18,219,000
Marketable securities at fair value (cost $86,498,000 at December 31, 2016 and $86,203,000 at September 30, 2016)	86,386,000	85,938,000
Accounts receivable, less allowance for doubtful accounts of $192,000 at December 31, 2016 and $195,000 at September 30, 2016	794,000	1,110,000
Costs and estimated earnings in excess of billings	6,691,000	4,921,000
Inventories, net	12,537,000	11,634,000
Prepaid expenses & other current assets	1,536,000	1,598,000

Total Current Assets	128,506,000	123,420,000

Property and equipment, net of accumulated depreciation	5,181,000	5,239,000
Other assets	53,000	53,000

Total Assets	$133,740,000	$128,712,000

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$1,891,000	$1,443,000
Customer deposits	7,517,000	4,484,000
Accrued expenses	2,343,000	2,264,000

Total Current Liabilities	11,751,000	8,191,000

Deferred and other income taxes	362,000	316,000

Total Liabilities	12,113,000	8,507,000

Commitments and contingencies
Shareholders’ equity:
Preferred stock, par value $.10 per share; authorized 300,000 shares; none issued	—	—
Common stock, par value $.10 per share; 15,000,000 shares authorized; 12,113,079 shares and 12,111,079 shares issued and outstanding at December 31, 2016 and September 30, 2016, respectively	1,211,000	1,211,000
Class B Stock, par value $.10 per share; 6,000,000 shares authorized; 2,263,857 shares issued and outstanding at December 31, 2016 and September 30, 2016	226,000	226,000
Capital in excess of par value	10,915,000	10,887,000
Retained earnings	109,275,000	107,881,000

Total Shareholders’ Equity	121,627,000	120,205,000

Total Liabilities and Shareholders’ Equity	$133,740,000	$128,712,000

See accompanying Notes to Condensed Consolidated Financial Statements

GENCOR INDUSTRIES, INC.

Condensed Consolidated Statements of Income

(Unaudited)

	For the Quarters Ended December 31,
	2016	2015
Net revenue	$15,783,000	$13,258,000
Costs and expenses:
Production costs	11,633,000	9,976,000
Product engineering and development	416,000	382,000
Selling, general and administrative	2,190,000	1,785,000

	14,239,000	12,143,000

Operating income	1,544,000	1,115,000
Other income (expense), net:
Interest and dividend income, net of fees	41,000	385,000
Realized and unrealized gains (losses) on marketable securities, net	407,000	593,000
Other	—	1,000

	448,000	979,000

Income before income tax expense	1,992,000	2,094,000
Income tax expense	598,000	519,000

Net income	$1,394,000	$1,575,000

Basic Income per Common Share:
Net income per share*	$0.10	$0.11

Diluted Income per Common Share:
Net income per share*	$0.10	$0.11

*	Prior year adjusted for three-for-two stock split

See accompanying Notes to Condensed Consolidated Financial Statements

GENCOR INDUSTRIES, INC.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	For the Quarters Ended December 31,
	2016	2015
Cash flows from operating activities:
Net income	$1,394,000	$1,575,000
Adjustments to reconcile net income to cash provided by (used in) operating activities:
Purchases of marketable securities	(177,343,000)	(51,115,000)
Proceeds from sale and maturity of marketable securities	177,196,000	50,619,000
Change in fair value of marketable securities	(301,000)	(482,000)
Deferred income taxes	46,000	299,000
Depreciation and amortization	310,000	362,000
Provision for doubtful accounts	50,000	5,000
Stock-based compensation	18,000	5,000
Changes in assets and liabilities:
Accounts receivable	266,000	(150,000)
Costs and estimated earnings in excess of billings	(1,770,000)	(1,648,000)
Inventories	(903,000)	(2,301,000)
Prepaid expenses & other current assets	62,000	(125,000)
Accounts payable	448,000	339,000
Customer deposits	3,033,000	1,717,000
Accrued expenses	79,000	135,000

Total adjustments	1,191,000	(2,340,000)

Cash flows provided by (used in) operating activities	2,585,000	(765,000)

Cash flows from investing activities:
Capital expenditures	(252,000)	(29,000)

Cash flows used in investing activities	(252,000)	(29,000)

Cash flows from financing activities:
Proceeds from stock option exercises	10,000	—

Cash flows provided by financing activities	10,000	—

Net increase (decrease) in cash and cash equivalents	2,343,000	(794,000)
Cash and cash equivalents at:
Beginning of period	18,219,000	11,152,000

End of period	$20,562,000	$10,358,000

See accompanying Notes to Condensed Consolidated Financial Statements

GENCOR INDUSTRIES, INC.

Notes to Condensed Consolidated Financial Statements

For the Quarter Ended December 31, 2016

(Unaudited)

Note 1 – Basis of Presentation

The accompanying condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all material adjustments (consisting of normal, recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the quarter ended December 31, 2016 are not necessarily indicative of the results that may be expected for the year ending September 30, 2017.

The accompanying Condensed Consolidated Balance Sheet at September 30, 2016 has been derived from the audited financial statements at that date but does not include all of the information and notes required by generally accepted accounting principles for complete financial statements.

For further information, refer to the consolidated financial statements and notes thereto included in the Gencor Industries, Inc. Annual Report on Form 10-K for the year ended September 30, 2016.

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

The following table sets forth, by level, within the fair value hierarchy, the Company’s assets measured at fair value as of December 31, 2016:

	Fair Value Measurements
	Level 1	Level 2	Level 3	Total
Equities	$3,265,000	$—	$—	$3,265,000
Mutual Funds	5,275,000	—	—	5,275,000
Exchange-Traded Funds	738,000	—	—	738,000
Government Securities	69,757,000	—	—	69,757,000
Cash and Money Funds	7,351,000	—	—	7,351,000

Total	$86,386,000	$—	$—	$86,386,000

Net unrealized gains and (losses) recognized during the quarter ended December 31, 2016 on trading securities still held as of December 31, 2016 were $153,000. There were no transfers of investments between Level 1 and Level 2 during the quarter ended December 31, 2016.

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

Note 3 – Inventories

Inventories are valued at the lower of cost or market, with cost being determined principally by using the last-in, first-out (“LIFO”) method and market defined as replacement cost for raw materials and net realizable value for work in process and finished goods. Appropriate consideration is given to obsolescence, excessive levels, deterioration, possible alternative uses and other factors in determining net realizable value. The cost of work in process and finished goods includes materials, direct labor, variable costs and overhead. The Company evaluates the need to record inventory adjustments on all inventories, including raw material, work in process, finished goods, spare parts and used equipment. Used equipment acquired by the Company on trade-in from customers is carried at estimated net realizable value. Unless specific circumstances warrant different treatment regarding inventory obsolescence, the carrying value of inventories three to four years old are reduced by 50%, while the carrying value of inventories four to five years old are reduced by 75%, and the carrying value of inventories greater than five years old are reduced to zero. Inventory is typically reviewed for obsolescence on an annual basis computed as of September 30, the Company’s fiscal year end. If significant known changes in trends, technology or other specific circumstances that warrant consideration occur during the year, then the impact on obsolescence is considered at that time.

Net inventories at December 31, 2016 and September 30, 2016 consist of the following:

	December 31, 2016	September 30, 2016
Raw materials	$7,752,000	$7,072,000
Work in process	329,000	976,000
Finished goods	4,415,000	3,545,000
Used equipment	41,000	41,000

	$12,537,000	$11,634,000

Note 4 – Costs and Estimated Earnings in Excess of Billings

Costs and estimated earnings in excess of billings on uncompleted contracts as of December 31, 2016 and September 30, 2016 consist of the following:

	December 31, 2016	September 30, 2016
Costs incurred on uncompleted contracts	$15,627,000	$8,898,000
Estimated earnings	6,012,000	3,124,000

	21,639,000	12,022,000
Billings to date	14,948,000	7,101,000

Costs and estimated earnings in excess of billings	$6,691,000	$4,921,000

Note 5 – Earnings per Share Data

The following table sets forth the computation of basic and diluted earnings per share for the quarters ended December 31, 2016 and 2015:

	December 31, 2016	December 31, 2015
Net income	$1,394,000	$1,575,000

Common Shares:
Weighted-average common shares outstanding	14,380,000	14,307,000
Effect of dilutive stock options	209,000	118,000

Weighted-average diluted shares outstanding	14,589,000	14,425,000

Basic:
Net income per share	$0.10	$0.11

Diluted:
Net income per share	$0.10	$0.11

Basic earnings per share is based on the weighted-average number of shares outstanding. Diluted earnings per share is based on the sum of the weighted-average number of shares outstanding plus common stock equivalents.

On July 11, 2016, the Company’s Board of Directors approved a three-for-two split of the Company’s common and Class B stock to be effected in the form of a 50% stock dividend. As a result, shareholders received one additional share of common or Class B stock for every two shares they held of the respective class of stock as of the record date. These shares were distributed on August 1, 2016, to shareholders of record as of the end of business on July 22, 2016. All share and per share data (except par value) have been adjusted to reflect the effect of the stock split for all periods presented. The number of shares of common and Class B stock issuable upon exercise of outstanding stock options were proportionately increased in accordance with terms of the respective plans. The number of authorized shares, as reflected on the Condensed Consolidated Balance Sheets, was not affected by the stock split and, accordingly, has not been adjusted.

Weighted-average shares issuable upon the exercise of stock options included in the diluted earnings per share calculation for the quarter ended December 31, 2016 were 482,000, which equates to 209,000 dilutive common stock equivalents. Weighted-average shares issuable upon the exercise of stock options included in the diluted earnings per share calculation for the quarter ended December 31, 2015 were 488,000, which equates to 118,000 dilutive common stock equivalents. Weighted-average shares issuable upon the exercise of stock options, which were not included in the diluted earnings per share calculations because they were anti-dilutive, were zero for the quarters ended December 31, 2016 and 2015.

Note 6 – Customers with 10% (or greater) of Net Revenues

Approximately 10.0% of net revenues in the quarter ended December 31, 2016 and 2.7% of net revenues for the quarter ended December 31, 2015 were from entities owned by a global company.

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

On July 6, 2012, President Obama signed a $118 billion transportation bill, Moving Ahead for Progress in the 21st Century Act (“MAP-21”). MAP-21 included a final three-month extension of the previous SAFETEA-LU bill at then current spending levels combined with a new two-year, $105 billion authorization of the federal highway, transit, and safety programs effective October 1, 2012. The bill provided states with two years of funding to build roads, bridges, and transit systems. On August 8, 2014, President Obama signed a $10.8 billion ten month bill to fund federal highway and mass-transit programs through May 31, 2015. On May 29, 2015, MAP-21 was extended through July 31, 2015. On July 31, 2015, President Obama signed a three-month extension of MAP-21 which provided $8 billion in funding for the Highway Trust Fund from August 1, 2015 through October 29, 2015. Two additional short-term extensions were approved between October 29, 2015 and December 4, 2015.

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

Results of Operations

Quarter Ended December 31, 2016 versus December 31, 2015

Net revenues for the quarters ended December 31, 2016 and December 31, 2015 were $15,783,000 and $13,258,000, respectively, an increase of $2,525,000 or 19.0%. The positive impact of the FAST Act has continued into the first quarter of fiscal 2017. Many of our customers placed orders earlier than usual as their optimism for 2017 and beyond has resulted in an increase in demand for our equipment.

As a percent of sales, gross profit margins increased to 26.3% in the quarter ended December 31, 2016 from 24.8% in the quarter ended December 31, 2015, due to increased revenues and cost absorption.

Product engineering and development expenses increased $34,000 for the quarter ended December 31, 2016 as compared to the quarter ended December 31, 2015, due to increased staffing. Selling, general and administrative (“SG&A”) expenses increased $405,000 to $2,190,000 for the quarter ended December 31, 2016 compared to the quarter ended December 31, 2015. Headcount additions and higher sales commissions contributed to most of the increase in SG&A expenses.

As a result of the improved revenues, the Company had operating income of $1,544,000 or 9.8% of net revenues for the quarter ended December 31, 2016 versus operating income of $1,115,000 or 8.4% of net revenues for the quarter ended December 31, 2015.

For the quarter ended December 31, 2016, interest and dividend income, net of fees, from the investment portfolio was $41,000 as compared to $385,000 in the quarter ended December 31, 2015. The net realized and unrealized gains on marketable securities were $407,000 for the quarter ended December 31, 2016 versus $593,000 for the quarter ended December 31, 2015.

The effective income tax rate for the quarter ended December 31, 2016 was 30.0% compared to 24.8% for the quarter ended December 31, 2015, which was positively impacted by a $256,000 increase in the fiscal 2015 federal tax benefit estimate.

Net income for the quarter ended December 31, 2016 was $1,394,000 or $0.10 basic and diluted earnings per share versus net income of $1,575,000 or $0.11 basic and diluted earnings per share for the quarter ended December 31, 2015.

Liquidity and Capital Resources

The Company generates capital resources through operations and returns on its investments.

The Company had no long-term debt outstanding at December 31, 2016 or September 30, 2016. The Company does not currently require a credit facility. As of December 31, 2016, the Company had funded $135,000 in cash deposits at insurance companies to cover collateral needs.

As of December 31, 2016, the Company had $20,562,000 in cash and cash equivalents, and $86,386,000 in marketable securities, including $69,757,000 in government securities, $3,265,000 in equities, $5,275,000 in mutual funds, $738,000 in exchange-traded funds and $7,351,000 in cash and money funds. The marketable securities are invested through a global professional investment management firm. These securities may be liquidated at any time into cash and cash equivalents.

The Company’s backlog was $40.8 million at December 31, 2016 compared to $31.2 million at December 31, 2015. The Company’s working capital (defined as current assets less current liabilities) was equal to $116.8 million at December 31, 2016 and $115.2 million at September 30, 2016. The significant purchases, sales and maturities of marketable securities shown on the condensed consolidated statements of cash flows reflect the recurring purchase and sale of United States treasury bills. Cash provided by operations during the quarter ended December 31, 2016 was $2,585,000. Costs and estimated earnings in excess of billings increased $1,770,000 and inventories increased $903,000, reflecting an increase in jobs-in-progress at December 31, 2016 compared to September 30, 2016. Customer deposits increased $3,033,000 with the increase in customer orders and production activity during the first quarter of fiscal 2017.

Cash used in investing activities for the quarter ended December 31, 2016 of $252,000 related to capital expenditures. Cash provided by financing activities of $10,000 for the quarter ended December 31, 2016 related to proceeds from the exercise of stock options.

Seasonality

The Company is concentrated in the manufacturing of asphalt plants and related components, which is typically subject to a seasonal slow-down during the third and fourth quarters of the calendar year.

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

For information concerning these factors and related matters, see the following sections of the Company’s Annual Report on Form 10-K for the year ended September 30, 2016: (a) “Risk Factors” in Part I and (b) “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II. However, other factors besides those referenced could adversely affect the Company’s results, and you should not consider any such list of factors to be a complete set of all potential risks or uncertainties. Any forward-looking statements made by the Company herein speak as of the date of this Report. The Company does not undertake to update any forward-looking statements, except as required by law.

Critical Accounting Policies, Estimates and Assumptions

The Company believes the following discussion addresses its most critical accounting policies, which are those that are most important to the portrayal of the financial condition and results of operations and require management’s most difficult, subjective, or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain. Accounting policies, in addition to the critical accounting policies referenced below, are presented in Note 1 to the Company’s Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended September 30, 2016, “Accounting Policies.”

Estimates and Assumptions

In preparing the Condensed Consolidated Financial Statements, the Company uses certain estimates and assumptions that may affect reported amounts and disclosures. Estimates and assumptions are used, among other places, when accounting for certain revenue (e.g. contract accounting), expense, and asset and liability valuations. The Company believes that the estimates and assumptions made in preparing the Condensed Consolidated Financial Statements are reasonable, but are inherently uncertain. Assumptions may be incomplete or inaccurate and unanticipated events may occur. The Company is subject to risks and uncertainties that may cause actual results to differ from estimated results.

Revenues & Expenses

Revenues from contracts for the design, manufacture and sale of asphalt plants are recognized under the percentage-of-completion method. The percentage-of-completion method of accounting for these contracts recognizes revenue, net of any promotional discounts, and costs in proportion to actual labor costs incurred as compared with total estimated labor costs expected to be incurred during the entire contract. Pre-contract costs are expensed as incurred. Changes to total estimated contract costs or losses, if any, are recognized in the period in which they are determined. Revenue recognized in excess of amounts billed is classified as current assets under “costs and estimated earnings in excess of billings.” The Company anticipates that all incurred costs associated with these contracts at December 31, 2016, will be billed and collected within one year.

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

Investments

Marketable debt and equity securities are categorized as trading securities and are thus marked to market and stated at fair value. Fair value is determined using the quoted closing or latest bid prices for Level 1 investments and market standard valuation methodologies for Level 2 investments. Realized gains and losses on investment transactions are determined by specific identification and are recognized as incurred in the condensed consolidated statements of income. Net unrealized gains and losses are reported in the condensed consolidated statements of income and represent the change in the fair value of investment holdings during the period.

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

At December 31, 2016 and September 30, 2016, the Company had no debt outstanding and there was no credit facility in place. The Company does not currently require a credit facility but continues to evaluate its needs and options for such a facility.

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

Changes in Internal Control over Financial Reporting

The Company’s management, including the Chief Executive Officer and Chief Financial Officer, has reviewed the Company’s internal control over financial reporting. There were no changes in the Company’s internal control over financial reporting during the quarter ended December 31, 2016 that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Part II. Other Information

ITEM 1.	LEGAL PROCEEDINGS

From time to time the Company is engaged in legal proceedings in the ordinary course of business. We do not believe any current legal proceedings are material to our business.

ITEM 1A.	RISK FACTORS

There have been no material changes in our risk factors from those set forth in Part I, Item 1A, “Risk Factors” contained in our Annual Report on Form 10K for the period ended September 30, 2016, as filed with the SEC on December 2, 2016.

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

GENCOR INDUSTRIES, INC.

/s/ John E. Elliott
John E. Elliott Chief Executive Officer February 3, 2017

/s/ Eric E. Mellen
Eric E. Mellen Chief Financial Officer (Principal Financial and Accounting Officer) February 3, 2017