Form 10-Q
period 2017-03-31
GENCOR INDUSTRIES INC
filed 2017-05-05
CIK 64472

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2017

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD:

From                      to

Commission File Number: 001-11703

GENCOR INDUSTRIES, INC.

Delaware	59-0933147
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

5201 North Orange Blossom Trail, Orlando, Florida	32810
(Address of principal executive offices)	(Zip Code)

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

Large accelerated filer	☐	Accelerated Filer	☒

Non-accelerated Filer	☐(Do not check if a smaller reporting company)	Smaller Reporting Company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes  ☐                 No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at May 1, 2017
Common stock, $.10 par value	12,130,329 shares
Class B stock, $.10 par value	2,263,857 shares

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

Part I. Financial Information

GENCOR INDUSTRIES, INC.

Condensed Consolidated Balance Sheets

	March 31,	September 30,
	2017	2016
	(Unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$27,036,000	$18,219,000
Marketable securities at fair value (cost $87,004,000 at March 31, 2017 and $86,203,000 at September 30, 2016)	87,204,000	85,938,000
Accounts receivable, less allowance for doubtful accounts of $217,000 at March 31, 2017 and $195,000 at September 30, 2016	1,692,000	1,110,000
Costs and estimated earnings in excess of billings	1,680,000	4,921,000
Inventories, net	14,598,000	11,634,000
Prepaid expenses and other current assets	1,289,000	1,598,000

Total Current Assets	133,499,000	123,420,000

Property and equipment, net	5,054,000	5,239,000
Other assets	53,000	53,000

Total Assets	$138,606,000	$128,712,000

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$3,141,000	$1,443,000
Customer deposits	7,279,000	4,484,000
Accrued expenses	2,614,000	2,264,000

Total Current Liabilities	13,034,000	8,191,000

Deferred and other income taxes	424,000	316,000

Total Liabilities	13,458,000	8,507,000

Commitments and contingencies
Shareholders’ Equity:
Preferred stock, par value $.10 per share; 300,000 shares authorized; none issued	—	—
Common stock, par value $.10 per share; 15,000,000 shares authorized; 12,130,329 and 12,111,079 shares issued and outstanding at March 31, 2017 and September 30, 2016, respectively	1,213,000	1,211,000
Class B Stock, par value $.10 per share; 6,000,000 shares authorized; 2,263,857 shares issued and outstanding	226,000	226,000
Capital in excess of par value	11,019,000	10,887,000
Retained earnings	112,690,000	107,881,000

Total Shareholders’ Equity	125,148,000	120,205,000

Total Liabilities and Shareholders’ Equity	$138,606,000	$128,712,000

See accompanying Notes to Condensed Consolidated Financial Statements

GENCOR INDUSTRIES, INC.

Condensed Consolidated Statements of Income

(Unaudited)

	For the Quarters Ended March 31,		For the Six Months Ended March 31,
	2017	2016	2017	2016
Net revenue	$22,526,000	$22,078,000	$38,309,000	$35,336,000

Costs and expenses:
Production costs	15,869,000	16,637,000	27,502,000	26,613,000
Product engineering and development	470,000	379,000	886,000	761,000
Selling, general and administrative	2,127,000	2,190,000	4,317,000	3,975,000

	18,466,000	19,206,000	32,705,000	31,349,000

Operating income	4,060,000	2,872,000	5,604,000	3,987,000

Other income (expense), net:
Interest and dividend income, net of fees	162,000	204,000	203,000	589,000
Net realized and unrealized gains (losses) on marketable securities	656,000	(490,000)	1,063,000	103,000
Other	—	1,000	—	2,000

	818,000	(285,000)	1,266,000	694,000

Income before income tax expense	4,878,000	2,587,000	6,870,000	4,681,000
Income tax expense	1,463,000	957,000	2,061,000	1,476,000

Net income	$3,415,000	$1,630,000	$4,809,000	$3,205,000

Basic Income per Common Share:
Net income per share *	$0.24	$0.11	$0.33	$0.22

Diluted Income per Common Share:
Net income per share *	$0.23	$0.11	$0.33	$0.22

See accompanying Notes to Condensed Consolidated Financial Statements

*	Prior year adjusted for three-for-two stock split

GENCOR INDUSTRIES, INC.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	For the Six Months Ended March 31,
	2017	2016
Cash flows from operations:
Net income	$4,809,000	$3,205,000
Adjustments to reconcile net income to cash provided by operating activities:
Purchases of marketable securities	(306,744,000)	(141,432,000)
Proceeds from sale and maturity of marketable securities	306,339,000	140,636,000
Change in fair value of marketable securities	(861,000)	105,000
Deferred income taxes	108,000	538,000
Depreciation and amortization	605,000	720,000
Loss on disposal of property and equipment	—	(10,000)
Provision for doubtful accounts	50,000	30,000
Stock-based compensation	36,000	16,000
Changes in assets and liabilities:
Accounts receivable	(632,000)	(666,000)
Costs and estimated earnings in excess of billings	3,241,000	7,000
Inventories	(2,964,000)	(1,075,000)
Prepaid expenses and other current assets	309,000	263,000
Accounts payable	1,698,000	891,000
Customer deposits	2,795,000	2,356,000
Accrued expenses	350,000	391,000

Total adjustments	4,330,000	2,770,000

Cash flows provided by operating activities	9,139,000	5,975,000

Cash flows used in investing activities:
Capital expenditures	(420,000)	(85,000)

Cash flows used in investing activities	(420,000)	(85,000)

Cash flows from financing activities:
Proceeds from stock option exercises	98,000	101,000

Cash flows provided by financing activities	98,000	101,000

Net increase in cash	8,817,000	5,991,000
Cash and cash equivalents at:
Beginning of period	18,219,000	11,152,000

End of period	$27,036,000	$17,143,000

See accompanying Notes to Condensed Consolidated Financial Statements

GENCOR INDUSTRIES, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Note 1 - Basis of Presentation

The accompanying Condensed Consolidated Financial Statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all material adjustments (consisting of normal, recurring adjustments) considered necessary for a fair presentation have been included in the interim financial information. Operating results for the quarter and six months ended March 31, 2017 are not necessarily indicative of the results that may be expected for the year ending September 30, 2017.

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

Recent Accounting Pronouncements

In July 2015, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2016-09, “Improvements to Employee Share-Based Payment Accounting,” which is a part of FASB’s Simplification initiative. The areas for simplification in ASU 2016-09 involve several aspects of the accounting for share-based payment awards issued by entities to their employees, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. The Company adopted the provisions of ASU 2016-09 during the quarter ended March 31, 2017 with no material impact on the Company’s financial position, results of operations or cash flows.

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

The fair value of marketable equity securities, exchange-traded funds, mutual funds, government securities and cash and money funds are substantially based on quoted market prices (Level 1). Corporate and municipal bonds are valued using market standard valuation methodologies, including: discounted cash flow methodologies, matrix pricing or other similar techniques. The inputs to these market standard valuation methodologies include, but are not limited to: interest rates, credit standing of the issuer or counterparty, industry sector of the issuer, coupon rate, call provisions, maturity, estimated duration and assumptions regarding liquidity and estimated future cash flows. In addition to bond characteristics, the valuation methodologies incorporate market data, such as actual trades completed, bids and actual dealer quotes, where such information is available. Accordingly, the estimated fair values are based on available market information and judgments about financial instruments (Level 2). Fair values of the Level 2 investments, if any, are provided by the Company’s professional investment management firm.

The following table sets forth, by level, within the fair value hierarchy, the Company’s assets measured at fair value as of March 31, 2017:

	Fair Value Measurements
	Level 1	Level 2	Level 3	Total
Equities	$9,182,000	$—	$—	$9,182,000
Mutual Funds	5,411,000	—	—	5,411,000
Exchange-Traded Funds	1,372,000	—	—	1,372,000
Government Securities	69,712,000	—	—	69,712,000
Cash and Money Funds	1,527,000	—	—	1,527,000

Total	$87,204,000	$—	$—	$87,204,000

Net unrealized gains included in the Condensed Consolidated Statements of Income for the quarter and six months ended March 31, 2017, on trading securities still held as of March 31, 2017, were $311,000 and $465,000, respectively. There were no transfers of investments between Level 1 and Level 2 during the six months ended March 31, 2017.

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

Net unrealized gains included in the Condensed Consolidated Statements of Income for the quarter and six months ended March 31, 2016, on trading securities still held as of March 31, 2016, were $647,000 and $1,590,000, respectively. There were no transfers of investments between Level 1 and Level 2 during the six months ended March 31, 2016.

The carrying amounts of cash and cash equivalents, accounts receivable and accounts payable approximate fair value because of the short-term nature of these items.

Note 3 - Inventories

Inventories are valued at the lower of cost or market, with cost being determined principally by using the last-in, first-out (“LIFO”) method and market defined as replacement cost for raw materials and net realizable value for work in process and finished goods. Appropriate consideration is given to obsolescence, excessive levels, deterioration, possible alternative uses and other factors in determining net realizable value. The cost of work in process and finished goods includes materials, direct labor, variable costs and overhead. The Company evaluates the need to record inventory allowances on all inventories, including raw material, work in process, finished goods, spare parts and used equipment. Used equipment acquired by the Company on trade-in from customers is included in inventory and carried at estimated net realizable value. Unless specific circumstances warrant different treatment regarding inventory obsolescence, the cost basis of inventories three to four years old is reduced by 50%, while the cost basis of inventories four to five years old is reduced by 75%, and the cost basis of inventories greater than five years old is reduced to zero. Inventory is typically reviewed for obsolescence on an annual basis computed as of September 30, the Company’s fiscal year end. If significant known changes in trends, technology or other specific circumstances that warrant consideration occur during the year, then the impact on obsolescence is considered at that time. No such provisions were made during the quarter or six months ended March 31, 2017.

Net inventories at March 31, 2017 and September 30, 2016 consist of the following:

	March 31, 2017	September 30, 2016
Raw materials	$7,924,000	$7,072,000
Work in process	1,787,000	976,000
Finished goods	4,846,000	3,545,000
Used equipment	41,000	41,000

	$14,598,000	$11,634,000

Note 4 - Costs and Estimated Earnings in Excess of Billings

Costs and estimated earnings in excess of billings on uncompleted contracts as of March 31, 2017 and September 30, 2016 consist of the following:

	March 31, 2017	September 30, 2016
Costs incurred on uncompleted contracts	$14,498,000	$8,898,000
Estimated earnings	4,789,000	3,124,000

	19,287,000	12,022,000
Billings to date	17,607,000	7,101,000

Costs and estimated earnings in excess of billings	$1,680,000	$4,921,000

Note 5 - Earnings per Share Data

The Condensed Consolidated Financial Statements include basic and diluted earnings per share information. The following table sets forth the computation of basic and diluted earnings per share for the quarters and six months ended March 31, 2017 and 2016:

	Quarter Ended March 31,		Six Months Ended March 31,
	2017	2016	2017	2016
Net Income	$3,415,000	$1,630,000	$4,809,000	$3,205,000

Common Shares:
Weighted average common shares outstanding	14,390,000	14,320,000	14,384,000	14,314,000
Effect of dilutive stock options	207,000	169,000	210,000	146,000

Diluted shares outstanding	14,597,000	14,489,000	14,594,000	14,460,000

Basic:
Net earnings per share	$0.24	$0.11	$0.33	$0.22

Diluted:
Net earnings per share	$0.23	$0.11	$0.33	$0.22

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

Basic earnings per share is based on the weighted-average number of shares outstanding. Diluted earnings per share is based on the sum of the weighted-average number of shares outstanding plus common stock equivalents. The weighted-average shares issuable upon the exercise of stock options included in the diluted earnings per share calculation for the quarter and six months ended March 31, 2017 were 469,000 and 475,000, respectively, which equates to 207,000 and 210,000 dilutive common stock equivalents, respectively. Weighted-average shares issuable upon the exercise of stock options included in the diluted earnings per share calculation for the quarter and six months ended March 31, 2016 were 476,000 and 481,000, respectively, which equates to 169,000 and 146,000 dilutive common stock equivalents, respectively. There were no anti-dilutive shares for the quarters and six month periods ended March 31, 2017 and 2016.

Note 6 - Customers with 10% (or greater) of Net Revenues

Net revenues from our three largest customers represented 15.0%, 13.5%, and 13.0% of net revenues for the three months ended March 31, 2017, and 8.8%, 8.0% and 7.6% of net revenues for the six months ended March 31, 2017. There were no significant revenues recognized from these three customers for the three or six months ended March 31, 2016.

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

Results of Operations

Quarter Ended March 31, 2017 versus March 31, 2016

Net revenues for the quarter ended March 31, 2017 increased $448,000 to $22,526,000 from $22,078,000 for the quarter ended March 31, 2016. The Company has continued to see increased demand for its equipment during the second quarter of 2017.

As a percent of sales, gross profit margin increased to 29.6% in the quarter ended March 31, 2017, from 24.6% in the quarter ended March 31, 2016. The higher gross profit margin was due to improved efficiencies and cost absorption on higher production volumes.

Product engineering and development expenses increased $91,000 for the quarter ended March 31, 2017 as compared to the quarter ended March 31, 2016, due to increased staffing. Selling, general and administrative (“SG&A”) expenses decreased $63,000 in the quarter ended March 31, 2017, compared to the quarter ended March 31, 2016. As a percentage of net revenues, SG&A expenses decreased to 9.4%, compared to 9.9% in the prior year quarter.

The Company had operating income of $4,060,000 for the quarter ended March 31, 2017 versus $2,872,000 for the quarter ended March 31, 2016. Operating margins improved to 18.0%, compared to 13.0% in the prior year quarter. The increase in operating income was due to improved gross profit margins.

For the quarter ended March 31, 2017, interest and dividend income, net of fees, from the investment portfolio was $162,000, as compared to $204,000 for the quarter ended March 31, 2016. Net realized and unrealized gains on marketable securities were $656,000 for the quarter ended March 31, 2017, as compared to net realized and unrealized losses of $(490,000) for the quarter ended March 31, 2016.

The effective income tax rate for the quarter ended March 31, 2017 was 30.0% versus 37.0% for the quarter ended March 31, 2016. Net income for the quarter ended March 31, 2017 was $3,415,000, or $.23 per diluted share, versus $1,630,000, or $.11 per diluted share, for the quarter ended March 31, 2016. The increase in net income was due to the improved sales, higher gross and operating margins, and higher investment income.

Six Months Ended March 31, 2017 versus March 31, 2016

Net sales for the six months ended March 31, 2017 and 2016 were $38,309,000 and $35,336,000, respectively, an increase of 8.4% as the positive impact of the FAST Act continued to aid results.

Gross profit margin increased to 28.2% in the six months ended March 31, 2017 from 24.7% in the six months ended March 31, 2016. The higher gross profit margin resulted from increased net revenues, improved efficiencies and cost absorption.

Product engineering and development expenses increased $125,000 in the six months ended March 31, 2017, compared to the six months ended March 31, 2016. SG&A expenses increased $342,000 in the six months ended March 31, 2017, compared to the six months ended March 31, 2016. As a percentage of net revenues, SG&A expenses were 11.3%, compared to 11.2% in the prior year six months. The higher expenses in 2017 were due to increased headcount and sales commissions from improved net revenues.

The Company had operating income of $5,604,000 for the six months ended March 31, 2017 versus $3,987,000 for the six months ended March 31, 2016. The improved operating results were due to increased net revenues and gross profit margins. Operating margins improved to 14.6%, compared to 11.3% in the six months ended March 31, 2016.

For the six months ended March 31, 2017, interest and dividend income, net of fees, from the investment portfolio was $203,000, as compared to $589,000 in 2016. Net realized and unrealized gains on marketable securities were $1,063,000 for the six months ended March 31, 2017 versus $103,000 for the six months ended March 31, 2016.

The effective income tax rate for the six months ended March 31, 2017 was 30.0% versus 31.5% for the six months ended March 31, 2016. The effective income tax rate for the six months ended March 31, 2016 was positively impacted by a $256,000 increase in the prior year federal tax benefit estimate. Net income for the six months ended March 31, 2017 was $4,809,000, or $.33 per diluted share, versus $3,205,000, or $.22 per diluted share, for the six months ended March 31, 2016. The increase in net income was due to the improved net revenues and gross profit margins, and higher investment income.

Liquidity and Capital Resources

The Company generates capital resources through operations and returns on its investments.

The Company had no long-term or short-term debt outstanding at March 31, 2017 or September 30, 2016. The Company does not currently require a credit facility. As of March 31, 2017, the Company had funded $135,000 in cash deposits at insurance companies to cover related collateral needs.

As of March 31, 2017, the Company had $27,036,000 in cash and cash equivalents, and $87,204,000 in marketable securities, including $69,712,000 in government securities, $9,182,000 in equities, $5,411,000 in mutual funds, and $1,372,000 in exchange-traded funds, and $1,527,000 in cash and money funds. The marketable securities are invested through a global professional investment management firm. These securities may be liquidated at any time into cash and cash equivalents.

The Company’s backlog was $42.9 at March 31, 2017, compared to $31.6 million at March 31, 2016. The Company’s working capital (defined as current assets less current liabilities) was equal to $120.5 million at March 31, 2017 and $115.2 million at September 30, 2016. Cash provided by operations during the six months ended March 31, 2017 was $9,139,000. The significant purchases, sales and maturities of marketable securities shown on the Condensed Consolidated Statements of Cash Flows reflect the recurring purchase and sale of United States treasury bills. Accounts receivable increased $632,000 as parts sales increased during the quarter ended March 31, 2017, as compared to the quarter ended September 30, 2016. Costs and estimated earnings in excess of billings decreased $3,241,000 with the timing of customer payments on open percentage-of-completion jobs. Inventories increased $2,964,000 reflecting an increase in jobs-in-progress at March 31, 2017, compared to September 30, 2016. Accounts payable increased $1,698,000 reflecting increased parts and raw material purchases. Customer deposits increased $2,795,000 with the increase in the number of open percentage-of-completion jobs, compared to September 30, 2016.

Cash flows used in investing activities for the six months ended March 31, 2017 of $420,000 were related to capital expenditures. Cash flows from financing activities of $98,000 during the six months ended March 31, 2017 reflect the proceeds received from stock option exercises.

Seasonality

The Company primarily manufactures and sells asphalt plants and related components and is subject to a seasonal slow-down during the third and fourth quarters of the calendar year. This slow-down often results in lower reported sales and operating results during the first and fourth quarters of each fiscal year ended September 30.

Forward-Looking Information

This Report on Form 10-Q contains certain “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), which represent the Company’s expectations and beliefs, including, but not limited to, statements concerning gross margins, sales of the Company’s products and future financing plans. These statements by their nature involve substantial risks and uncertainties, certain of which are beyond the Company’s control. Actual results may differ materially depending on a variety of important factors, including the financial condition of the Company’s customers, changes in the economic and competitive environments, and demand for the Company’s products.

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

Revenues & Expenses

Revenues from contracts for the design, manufacture and sale of asphalt plants are recognized under the percentage-of-completion method. The percentage-of-completion method of accounting for these contracts recognizes revenue, net of any promotional discounts, and costs in proportion to actual labor costs incurred as compared with total estimated labor costs expected to be incurred during the entire contract. Pre-contract costs are expensed as incurred. Changes to total estimated contract costs or losses, if any, are recognized in the period in which they are determined. Revenue recognized in excess of amounts billed is classified as current assets under “costs and estimated earnings in excess of billings.” The Company anticipates that all incurred costs associated with these contracts at March 31, 2017 will be billed and collected within one year.

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

At March 31, 2017 and September 30, 2016, the Company had no debt outstanding. The Company’s marketable securities are invested primarily in cash and money funds, equities, government securities, mutual funds and exchange-traded funds through a global professional investment management firm. Investment securities are exposed to various risks, such as interest rate, market and credit risks. Due to the level of risk associated with investment securities, it is possible that changes in these risk factors could have an adverse material impact on the Company’s results of operations or equity.

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

Changes in Internal Control over Financial Reporting

The Company’s management, including the Chief Executive Officer and Principal Financial and Accounting Officer, has reviewed the Company’s internal control over financial reporting. There were no changes in the Company’s internal control over financial reporting during the quarter and six months ended March 31, 2017 that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Part II. Other Information

ITEM 1. LEGAL PROCEEDINGS

From time to time the Company is engaged in legal proceedings in the ordinary course of business. We do not believe any current legal proceedings are material to our business.

ITEM  lA. RISK FACTORS

There have been no material changes in our risk factors from those set forth in Part I, Item 1A, “Risk Factors” contained in our Annual Report on Form 10-K for the period ended September 30,2016, as filed with the SEC on December 2, 2016.

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

May 5, 2017

/s/ Eric E. Mellen
Eric E. Mellen
Chief Financial Officer
(Principal Financial and Accounting Officer)

May 5, 2017