Form 10-Q
period 2017-06-30
GENCOR INDUSTRIES INC
filed 2017-08-03
CIK 64472

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2017

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD: From to

Commission File Number: 001-11703

GENCOR INDUSTRIES, INC.

Delaware	59-0933147
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

5201 North Orange Blossom Trail, Orlando, Florida	32810
(Address of principal executive offices)	(Zip Code)

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at July 28, 2017
Common stock, $.10 par value	12,137,829 shares
Class B stock, $.10 par value	2,263,857 shares

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

Part I. Financial Information

GENCOR INDUSTRIES, INC.

Condensed Consolidated Balance Sheets

	June 30, 2017 (Unaudited)	September 30, 2016
ASSETS
Current Assets:
Cash and cash equivalents	$25,219,000	$18,219,000
Marketable securities at fair value (cost $87,273,000 at June 30, 2017 and $86,203,000 at September 30, 2016)	87,132,000	85,938,000
Accounts receivable, less allowance for doubtful accounts of $186,000 at June 30, 2017 and $195,000 at September 30, 2016	1,383,000	1,110,000
Costs and estimated earnings in excess of billings	4,897,000	4,921,000
Inventories, net	15,321,000	11,634,000
Prepaid expenses and other current assets	1,707,000	1,598,000

Total Current Assets	135,659,000	123,420,000

Property and equipment, net	5,231,000	5,239,000
Other assets	53,000	53,000

Total Assets	$140,943,000	$128,712,000

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$2,246,000	$1,443,000
Customer deposits	7,224,000	4,484,000
Accrued expenses and other current liabilities	3,359,000	2,264,000

Total Current Liabilities	12,829,000	8,191,000

Deferred and other income taxes	322,000	316,000

Total Liabilities	13,151,000	8,507,000

Commitments and contingencies
Shareholders’ equity:
Preferred stock, par value $.10 per share; authorized 300,000 shares; none issued	—	—
Common stock, par value $.10 per share; 15,000,000 shares authorized; 12,137,829 and 12,111,079 shares issued and outstanding at June 30, 2017 and September 30, 2016, respectively	1,214,000	1,211,000
Class B Stock, par value $.10 per share; 6,000,000 shares authorized; 2,263,857 shares issued and outstanding	226,000	226,000
Capital in excess of par value	11,074,000	10,887,000
Retained earnings	115,278,000	107,881,000

Total Shareholders’ Equity	127,792,000	120,205,000

Total Liabilities and Shareholders’ Equity	$140,943,000	$128,712,000

See accompanying Notes to Condensed Consolidated Financial Statements

GENCOR INDUSTRIES, INC.

Condensed Consolidated Statements of Income

(Unaudited)

	For the Quarters Ended June 30,		For the Nine Months Ended June 30,
	2017	2016	2017	2016
Net revenue	$23,743,000	$19,863,000	$62,052,000	$55,199,000
Costs and expenses:
Production costs	17,053,000	14,712,000	44,555,000	41,325,000
Product engineering and development	637,000	379,000	1,523,000	1,140,000
Selling, general and administrative	2,259,000	1,979,000	6,576,000	5,954,000

	19,949,000	17,070,000	52,654,000	48,419,000

Operating income	3,794,000	2,793,000	9,398,000	6,780,000
Other income (expense), net:
Interest and dividend income, net of fees	181,000	99,000	384,000	688,000
Net realized and unrealized gains (losses) on marketable securities	(253,000)	464,000	810,000	567,000
Other	—	—	—	2,000

	(72,000)	563,000	1,194,000	1,257,000

Income before income tax expense	3,722,000	3,356,000	10,592,000	8,037,000
Income tax expense	1,134,000	1,242,000	3,195,000	2,718,000

Net income	$2,588,000	$2,114,000	$7,397,000	$5,319,000

Basic Income per Common Share:
Net income per share *	$0.18	$0.15	$0.51	$0.37

Diluted Income per Common Share:
Net income per share *	$0.18	$0.15	$0.50	$0.37

See accompanying Notes to Condensed Consolidated Financial Statements

*	Prior year adjusted for three-for-two stock split

GENCOR INDUSTRIES, INC.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	For the Nine Months Ended June 30,
	2017	2016
Cash flows from operations:
Net income	$7,397,000	$5,319,000
Adjustments to reconcile net income to cash provided by (used in) operating activities:
Purchases of marketable securities	(413,993,000)	(335,848,000)
Proceeds from sale and maturity of marketable securities	413,491,000	334,844,000
Change in fair value of marketable securities	(692,000)	(251,000)
Deferred income taxes	6,000	796,000
Depreciation and amortization	862,000	1,050,000
Provision for doubtful accounts	65,000	55,000
Stock-based compensation	54,000	25,000
Changes in assets and liabilities:
Accounts receivable	(338,000)	(680,000)
Costs and estimated earnings in excess of billings	24,000	(7,341,000)
Inventories	(3,687,000)	1,213,000
Prepaid expenses and other current assets	(109,000)	306,000
Accounts payable	803,000	(336,000)
Customer deposits	2,740,000	(810,000)
Accrued expenses and other current liabilities	1,095,000	1,388,000

Total adjustments	321,000	(5,589,000)

Cash flows provided by (used in) provided by operating activities	7,718,000	(270,000)

Cash flows used in investing activities:
Capital expenditures	(854,000)	(158,000)

Cash flows used in investing activities	(854,000)	(158,000)

Cash flows from financing activities:
Proceeds from stock option exercises	136,000	164,000

Cash flows provided by financing activities	136,000	164,000

Net increase (decrease) in cash	7,000,000	(264,000)
Cash at:
Beginning of period	18,219,000	11,152,000

End of period	$25,219,000	$10,888,000

See accompanying Notes to Condensed Consolidated Financial Statements

GENCOR INDUSTRIES, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Note 1 – Basis of Presentation

The accompanying condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all material adjustments (consisting of normal, recurring adjustments) considered necessary for a fair presentation have been included in the interim financial information. Operating results for the quarter and nine months ended June 30, 2017 are not necessarily indicative of the results that may be expected for the year ending September 30, 2017.

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

Note 2 – Marketable Securities

Marketable debt and equity securities are categorized as trading securities and are thus marked to market and stated at fair value. Fair value is determined using the quoted closing or latest bid prices for Level 1 investments and market standard valuation methodologies for Level 2 investments. Realized gains and losses on investment transactions are determined by specific identification and are recognized as incurred in the condensed consolidated statements of income. Changes in net unrealized gains and losses are reported in the condensed consolidated statements of income in the current period and represent the change in the fair value of investment holdings during the period.

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

The following table sets forth, by level, within the fair value hierarchy, the Company’s marketable securities measured at fair value as of June 30, 2017:

	Fair Value Measurements
	Level 1	Level 2	Level 3	Total
Equities	$11,037,000	$—	$—	$11,037,000
Mutual Funds	6,013,000	—	—	6,013,000
Exchange-Traded Funds	1,440,000	—	—	1,440,000
Government Securities	66,090,000	—	—	66,090,000
Cash and Money Funds	2,552,000	—	—	2,552,000

Total	$87,132,000	$—	$—	$87,132,000

Changes in net unrealized gains and (losses) included in the consolidated statements of income for the quarter and nine months ended June 30, 2017, on trading securities still held as of June 30, 2017, were $(341,000) and $123,000, respectively. There were no transfers of investments between Level 1 and Level 2 during the nine months ended June 30, 2017.

The following table sets forth by level, within the fair value hierarchy, the Company’s marketable securities measured at fair value as of September 30, 2016:

	Fair Value Measurements
	Level 1	Level 2	Level 3	Total
Equities	$2,408,000	$—	$—	$2,408,000
Mutual Funds	5,212,000	—	—	5,212,000
Exchange-Traded Funds	510,000	—	—	510,000
Government Securities	69,583,000	—	—	69,583,000
Cash and Money Funds	8,225,000	—	—	8,225,000

Total	$85,938,000	$—	$—	$85,938,000

Changes in net unrealized gains included in the consolidated statements of income for the quarter and nine months ended June 30, 2016, on trading securities still held as of June 30, 2016, were $698,000 and $2,288,000, respectively. There were no transfers of investments between Level 1 and Level 2 during the nine months ended June 30, 2016.

The carrying amounts of cash and cash equivalents, accounts receivable and accounts payable approximate fair value because of the short-term nature of these items.

Note 3 – Inventories

Inventories are valued at the lower of cost or market, with cost being determined principally by using the last-in, first-out (“LIFO”) method and market defined as replacement cost for raw materials and net realizable value for work in process and finished goods. Appropriate consideration is given to obsolescence, excessive levels, deterioration, possible alternative uses and other factors in determining net realizable value. The cost of work in process and finished goods includes materials, direct labor, variable costs and overhead. The Company evaluates the need to record inventory allowances on all inventories, including raw material, work in process, finished goods, spare parts and used equipment. Used equipment acquired by the Company on trade-in from customers is carried at estimated net realizable value. Unless specific circumstances warrant different treatment regarding inventory obsolescence, the cost basis of inventories three to four years old is reduced by 50%, while the cost basis of inventories four to five years old is reduced by 75%, and the cost basis of inventories greater than five years old is reduced to zero. Inventory is typically reviewed for obsolescence on an annual basis computed as of September 30, the Company’s fiscal year end. If significant known changes in trends, technology or other specific circumstances that warrant consideration occur during the year, then the impact on obsolescence is considered at that time. No such provisions were made during the quarter and nine months ended June 30, 2017.

Net inventories at June 30, 2017 and September 30, 2016 consist of the following:

	June 30, 2017	September 30, 2016
Raw materials	$8,672,000	$7,072,000
Work in process	2,715,000	976,000
Finished goods	3,918,000	3,545,000
Used equipment	16,000	41,000

	$15,321,000	$11,634,000

Note 4 – Costs and Estimated Earnings in Excess of Billings

Costs and estimated earnings in excess of billings on uncompleted contracts as of June 30, 2017 and September 30, 2016 consist of the following:

	June 30, 2017	September 30, 2016
Costs incurred on uncompleted contracts	$7,473,000	$8,898,000
Estimated earnings	2,734,000	3,124,000

	10,207,000	12,022,000
Billings to date	5,310,000	7,101,000

Costs and estimated earnings in excess of billings	$4,897,000	$4,921,000

Note 5 – Earnings per Share Data

The following table sets forth the computation of basic and diluted earnings per share for the quarters and nine months ended June 30, 2017 and 2016:

	Quarter Ended June 30,		Nine Months Ended June 30,
	2017	2016	2017	2016
Net Income	$2,588,000	$2,114,000	$7,397,000	$5,319,000

Common Shares:
Weighted average common shares outstanding	14,400,000	14,333,000	14,390,000	14,321,000
Effect of dilutive stock options	299,000	217,000	290,000	170,000

Diluted shares outstanding	14,699,000	14,550,000	14,680,000	14,491,000

Basic:
Net earnings per share	$0.18	$0.15	$0.51	$0.37

Diluted:
Net earnings per share	$0.18	$0.15	$0.50	$0.37

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

Basic earnings per share are based on the weighted-average number of shares outstanding. Diluted earnings per share are based on the sum of the weighted average number of shares outstanding plus common stock equivalents. Weighted-average shares issuable upon the exercise of stock options included in the diluted earnings per share calculation for the quarter and nine months ended June 30, 2017 were 459,000 and 469,000, respectively, which equates to 299,000 and 290,000 dilutive common stock equivalents, respectively. Weighted-average shares issuable upon the exercise of stock options included in the diluted earnings per share calculation for the quarter and nine months ended June 30, 2016 were 496,000 and 488,000, respectively, which equates to 217,000 and 170,000 dilutive common stock equivalents, respectively. There were no anti-dilutive shares for the quarters and nine months ended June 30, 2017 and June 30, 2016.

Note 6 – Customers with 10% (or greater) of Net Revenues

During the quarter ended June 30, 2017, 15.1% of net revenues were from entities owned by one global company versus 30.6% for the quarter ended June 30, 2016. For the nine months ended June 30, 2017, 11.6% of net revenues were from entities owned by one global company versus 14.6% for the nine months ended June 30, 2016.

Two other customers accounted for 12.8% and 14.8% of net revenues, respectively, for the quarter ended June 30, 2017, and 4.9% and 5.7% of net revenues, respectively, for the nine months ended June 30, 2017. Net revenues for these two customers were less than 1% during the prior year comparative periods.

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

The manufacture of an asphalt plant typically has a lead time from order to shipment of 90 to 160 days. The lead time can be impacted by the timing and scope of the order, as well as the customer’s delivery requirements. Therefore, the size of the Company’s backlog should not be viewed as an indicator of its revenues for the upcoming quarter or annual period. The Company’s backlog was $37.9 million at June 30, 2017.

On December 4, 2015, President Obama signed into law a five-year, $305 billion transportation bill, Fixing America’s Surface Transportation Act (the “FAST Act”). The FAST Act reauthorized the collection of the 18.4 cents per gallon gas tax that is typically used to pay for transportation projects. It also included $70 billion from other areas of the federal budget to close a $16 billion annual funding deficit. The bill includes spending of more than $205 billion on roads and highways over five years. The 2016 funding levels are approximately 5% above the 2015 projected funding, with annual increases between 2.0% and 2.5% from 2016 through 2020.

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

Results of Operations

Quarter Ended June 30, 2017 versus June 30, 2016

Net revenue for the quarter ended June 30, 2017 was $23,742,000, as compared to $19,863,000 for the quarter ended June 30, 2016, an increase of $3,879,000 or 19.5%. Sales of asphalt plants and related components continued to be strong as a result of the FAST Act and the continued optimism of our customers.

As a percent of net revenue, gross profit margins increased to 28.2% in the quarter ended June 30, 2017 from 25.9% in the quarter ended June 30, 2016. The improved gross margin was primarily from higher net revenue and better cost absorption.

Product engineering and development expenses were $637,000 in the quarter ended June 30, 2017, compared to $379,000 for the quarter ended June 30, 2016, due to increased headcount. Selling, general and administrative (“SG&A”) expenses increased $280,000 to $2,259,000 in the quarter ended June 30, 2017, compared to $1,979,000 in the quarter ended June 30, 2016. Sales commissions increased due to the higher revenues and trade show expenses increased to capitalize on the optimism within the domestic highway construction industry. As a percentage of net revenues, SG&A expenses declined to 9.5%, compared to 10.0% in the prior year quarter.

The Company had operating income of $3,794,000 for the quarter ended June 30, 2017 versus operating income of $2,793,000 for the quarter ended June 30, 2016. Operating margins improved to 16.0%, compared to 14.1% in the prior year quarter. The increase in operating income was due to higher net revenue, and cost and expense controls.

For the quarter ended June 30, 2017, interest and dividend income, net of fees, from the investment portfolio was $181,000, as compared to $99,000 in the quarter ended June 30, 2016. Net realized and unrealized losses on marketable securities were $(253,000) for the quarter ended June 30, 2017 versus net realized and unrealized gains of $464,000 for the quarter ended June 30, 2016.

The effective income tax rate for the quarter ended June 30, 2017 was 30.5%, compared to 37.0% for the quarter ended June 30, 2016.

Net income for the quarter ended June 30, 2017 was $2,588,000, or $0.18 per diluted share, versus $2,114,000, or $0.15 per diluted share, for the quarter ended June 30, 2016. The increase in net income was due to improved net revenues and higher gross margins.

Nine Months Ended June 30, 2017 versus June 30, 2016

Net revenue for the nine months ended June 30, 2017 and 2016 were $62,052,000 and $55,199,000, respectively, an increase of $6,853,000, or 12.4%. The increased net revenue reflects continued improvement in plant and component orders.

As a percent of net revenue, gross profit margins increased to 28.2% in the nine months ended June 30, 2017 from 25.1% in the nine months ended June 30, 2016. The improved gross profit margin resulted from increased net revenues and cost absorption.

Product engineering and development expenses increased $383,000 in the nine months ended June 30, 2017, compared to the nine months ended June 30, 2016, due to increased headcount. SG&A expenses increased $622,000 in the nine months ended June 30, 2017, compared to the nine months ended June 30, 2016. The higher expenses in 2017 were due to increased sales force, increased sales commissions due to the higher revenues, and increased trade show expenses to capitalize on the optimism within the highway construction industry. As a percentage of net revenues, SG&A expenses were 10.6% in 2017, as compared to 10.8% in the prior year nine months.

The Company had operating income of $9,398,000 for the nine months ended June 30, 2017 versus operating income of $6,780,000 for the nine months ended June 30, 2016. The improved operating results were due to increased net revenues and cost absorption. Operating margins improved to 15.1%, compared to 12.3% in the prior year nine months.

For the nine months ended June 30, 2017, interest and dividend income, net of fees, from the investment portfolio was $384,000, as compared to $688,000 for the prior period. The net realized and unrealized gains on marketable securities were $810,000 for the nine months ended June 30, 2017 versus $567,000 for the nine months ended June 30, 2016.

The effective income tax rate for the nine months ended June 30, 2017 was 30.2% versus 33.8% for the nine months ended June 30, 2016. The effective income tax rate for the nine months ended June 30, 2016 was positively impacted by a $256,000 increase in the prior year federal tax benefit estimate.

Net income for the nine months ended June 30, 2017 was $7,397,000, or $0.50 per diluted share, versus $5,319,000, or $0.37 per diluted share, for the nine months ended June 30, 2016. The increase in net income was due to the improved net revenues and higher gross margins.

Liquidity and Capital Resources

The Company generates capital resources through operations and returns on its investments.

The Company had no long-term or short-term interest-bearing debt outstanding at June 30, 2017 or September 30, 2016. As of June 30, 2017, the Company has funded $135,000 in cash deposits at insurance companies to cover related collateral needs.

As of June 30, 2017, the Company had $25,219,000 in cash and cash equivalents, and $87,132,000 in marketable securities, including $11,037,000 in equities, $6,013,000 in mutual funds, $1,440,000 in exchange-traded funds, $66,090,000 in government securities, and $2,552,000 in cash and money funds. These securities may be liquidated at any time into cash and cash equivalents.

The Company’s backlog was $37.9 million at June 30, 2017, compared to $21.4 million at June 30, 2016. The Company’s working capital (defined as current assets less current liabilities) was $122.8 million at June 30, 2017 and $115.2 million at September 30, 2016. Cash provided by operations during the nine months ended June 30, 2017 was $7,718,000. The significant purchases, sales and maturities of marketable securities shown on the condensed consolidated statements of cash flows reflect the recurring purchase and sale of United States treasury bills. Inventories increased $3,687,000, reflecting an increase in raw materials and jobs-in-progress at June 30, 2017, compared to September 30, 2016. Accounts payable increased $803,000, reflecting increased parts and raw material purchases. Customer deposits increased $2,740,000 with the increase in the number of open percentage-of-completion jobs, compared to September 30, 2016. Accrued expenses and other current liabilities increased $1,095,000, reflecting the increase in income taxes payable.

Cash flows used in investing activities for the nine months ended June 30, 2017 of $854,000 were related to capital expenditures. Cash flows from financing activities of $136,000 during the nine months ended June 30, 2017 reflect the proceeds received from stock option exercises.

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

Revenues & Expenses

Revenues from contracts for the design, manufacture and sale of asphalt plants are recognized under the percentage-of-completion method. The percentage-of-completion method of accounting for these contracts recognizes revenue, net of any promotional discounts, and costs in proportion to actual labor costs incurred, as compared with total estimated labor costs expected to be incurred during the entire contract. Pre-contract costs are expensed as incurred. Changes to total estimated contract costs or losses, if any, are recognized in the period in which they are determined. Revenue recognized in excess of amounts billed is classified as current assets under “costs and estimated earnings in excess of billings.” The Company anticipates that all incurred costs associated with these contracts at June 30, 2017 will be billed and collected within one year.

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

All product engineering and development costs, and SG&A expenses are charged to operations as incurred. Provision is made for any anticipated contract losses in the period that the loss becomes evident.

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

Off-Balance Sheet Arrangements

None

Item 3. Quantitative and Qualitative Disclosures about Market Risk

The Company operates manufacturing facilities and sales offices located in the United States. The Company is subject to business risks inherent in non-U.S. activities, including political and economic uncertainty, import and export limitations, and market risk related to changes in interest rates and foreign currency exchange rates. The Company may use derivative financial instruments consisting primarily of interest rate hedge agreements to manage exposure to interest rate changes. The Company’s objective in managing its exposure to changes in interest rates on any future variable rate debt is to limit the impact on earnings and cash flow and reduce overall borrowing costs.

At June 30, 2017 and September 30, 2016, the Company had no interest-bearing debt outstanding. The Company’s marketable securities are invested primarily in equities, mutual funds, exchange-traded funds, government securities, and cash and money funds. Investment securities are exposed to various risks, such as interest rate, market and credit risks. Due to the level of risk associated with investment securities, it is possible that changes in these risk factors could have an adverse, material impact on the Company’s results of operations or equity.

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

Changes in Internal Control over Financial Reporting

The Company’s management, including the Chief Executive Officer and Chief Financial Officer, has reviewed the Company’s internal control over financial reporting. There were no changes in the Company’s internal control over financial reporting during the quarter and nine months ended June 30, 2017 that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

August 3, 2017

/s/ Eric E. Mellen
Eric E. Mellen
Chief Financial Officer
(Principal Financial and Accounting Officer)

August 3, 2017