Form 10-K
period 2017-09-30
GENCOR INDUSTRIES INC
filed 2017-12-06
CIK 64472

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10 – K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended September 30, 2017

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    ☒  Yes    ☐  No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    ☒  Yes    ☐  No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes    ☒  No

The aggregate market value of the common equity held by non-affiliates computed by reference to the price at which the common equity was last sold as of the last business day of the most recently completed second fiscal quarter was $152,357,700.

Indicate the number of shares outstanding of each of the Registrant’s classes of Common Stock, as of the latest practicable date:                     12,154,829 shares of Common Stock ($.10 par value) and 2,263,857 shares of Class B Stock ($.10 par value) as of December 1, 2017.

DOCUMENTS INCORPORATED BY REFERENCE

Part III of this Form 10-K is incorporated by reference from the Registrant’s 2018 Proxy Statement for the Annual Meeting of the Stockholders.

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

General

Gencor Industries, Inc. and its subsidiaries (the “Company,” “Gencor,” “we,” “us” or “our”) is a leading manufacturer of heavy machinery used in the production of highway construction materials and environmental control equipment. The Company’s products are manufactured in two facilities in the United States. The Company’s products are sold through a combination of Company sales representatives and independent dealers and agents located throughout the world.

The Company designs, manufactures and sells machinery and related equipment used primarily for the production of asphalt and highway construction materials. The Company’s principal core products include asphalt plants, combustion systems and fluid heat transfer systems. The Company believes that its technical and design capabilities, environmentally friendly process technology, and wide range of products have enabled it to become a leading producer of highway construction materials fuels and environmental control equipment worldwide. The Company believes it has the largest installed base of asphalt production plants in the United States.

Because the Company’s products are sold primarily to the highway construction industry, the business has historically been seasonal. Traditionally, the Company’s customers do not purchase new equipment for shipment during the summer and fall months to avoid disrupting their peak season for highway construction and repair work. The majority of orders for the Company’s products are typically received between October and February, with a significant volume of shipments occurring prior to June. The principal factors driving demand for the Company’s products are the level of government funding for domestic highway construction and repair, replacement of existing plants, the need for spare parts, and a continuing trend towards efficiencies of a larger plant.

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

In 1998, the Company entered into agreements with Carbontronics, LLC (“CLLC”) pursuant to which the Company designed, manufactured, sold and installed four synthetic fuel production plants. In addition to payment for the plants, the Company received membership interests in two synthetic fuel entities. These derived significant cash flows from the sale of synthetic fuel and tax credits (Internal Revenue Code, Section 29) and, consequently, distributed significant cash to the Company from 2001 to 2010.

The tax credit legislation expired at the end of calendar year 2007. Consequently, the four synthetic fuel plants were decommissioned. The plants were sold or transferred to site owners in exchange for a release of all contracted liabilities related to the removal of plants from the sites. Gencor no longer has any ownership in the two synthetic fuel entities.

Products

Asphalt Plants. The Company manufactures and produces hot-mix asphalt plants used in the production of asphalt paving materials. The Company also manufactures related asphalt plant equipment, including hot-mix storage silos, fabric filtration systems, cold feed bins and other plant components. The Company’s H&B (Hetherington and Berner) product line is the world’s oldest asphalt plant line, first manufactured in 1894. The Company’s subsidiary, Bituma Corporation, formerly known as Boeing Construction Company, developed the first continuous process for asphalt production. Gencor developed and patented the first counter flow drum mix technology, several adaptations of which have become the industry standard, which recaptures and burns emissions and vapors, resulting in a cleaner and more efficient process. The Company also manufactures a very comprehensive range of fully mobile batch plants.

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

Fluid Heat Transfer Systems. The Company’s General Combustion subsidiary also manufactures the Hy-Way heat and Beverley lines of thermal fluid heat transfer systems and specialty storage tanks for a wide array of industry uses. Thermal fluid heat transfer systems are similar to boilers, but use high temperature oil instead of water. Thermal fluid heaters have been replacing steam pressure boilers as the best method of heat transfer for storage, heating and pumping viscous materials (i.e., asphalt, chemicals, heavy oils, etc.) in many industrial and petrochemical applications worldwide. The Company believes the high-efficiency design of its thermal fluid heaters can outperform competitive units in many types of process applications.

Product Engineering and Development

The Company is engaged in product engineering and development efforts to expand its product lines and to further develop more energy-efficient and environmentally friendly systems.

Product engineering and development activities are directed toward more efficient methods of producing asphalt and lower cost fluid heat transfer systems. In addition, efforts are also focused on developing combustion systems that operate at higher efficiency and offer a higher level of environmental compatibility.

Sources of Supply and Manufacturing

Substantially all products and components sold by the Company and its subsidiaries are manufactured and assembled by the Company, except for procured raw materials and hardware. The Company purchases steel, other raw materials and hardware used to manufacture its products from numerous suppliers and is not dependent on any single supplier. Periodically, the Company reviews the cost effectiveness of internal manufacturing versus outsourcing to independent third parties. The Company believes it has the internal capability to produce the highest quality products at the lowest cost. The Company may augment internal production by outsourcing some of its production when demand for its products exceeds its manufacturing capacity.

Seasonality

The Company is concentrated in the manufacturing of asphalt plants and related components which had historically been subject to a seasonal slow-down during the third and fourth quarters of the calendar year. Recent bidding activity and delivery of equipment has been occurring more evenly throughout the year. The Company cannot determine if this is a new trend or the result of a greater near-term demand for its products.

Competition

The markets for the Company’s products are highly competitive. The industry remains fairly concentrated, with a small number of companies competing for the majority of the Company’s product lines. The principal competitive factors include quality, delivery and technology. The Company believes it manufactures the highest quality and heaviest equipment in the industry. Its products’ performance reliability, brand recognition, pricing and after-the-sale technical support are other important factors.

Sales and Marketing

The Company’s products and services are marketed primarily through Company-employed sales representatives and, to a lesser extent, independent dealers.

Sales Backlog

The size of the Company’s backlog should not be viewed as an indicator of the Company’s quarterly or annualized revenues, due to the timing of order fulfillment of asphalt plants. The Company’s backlog, which includes orders received through the date of this filing, was $46.0 million and $32.1 million as of December 1, 2017 and December 1, 2016, respectively.

Financial Information about Geographic Areas Reporting Segments

For a geographic breakdown of revenues and long-term assets, see the table captioned Reporting Segments in Note 1 to the Consolidated Financial Statements.

Licenses, Patents and Trademarks

The Company held numerous patents covering technology and applications related to various products, equipment and systems, and numerous trademarks and trade names registered with the U.S. Patent and Trademark Office and in various foreign countries. In general, the Company depends upon technological capabilities, manufacturing quality control and application know-how, rather than patents or other proprietary rights in the conduct of its business. The Company believes the expiration of any one patent would not have a material adverse effect on the overall operations of the Company.

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

Environmental Matters

The Company is subject to various federal, state, local and foreign laws and regulations relating to the protection of the environment. The Company believes it is in compliance with all applicable environmental laws and regulations. The Company does not expect any material impact on future operating costs as a result of compliance with currently enacted environmental regulations.

Employees

As of September 30, 2017, the Company had a total of 332 full-time employees and 3 part-time employees. The Company has a collective bargaining agreement covering employees at its Marquette, Iowa facility. No other employees are represented by a labor union or collective bargaining agreement.

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

The demand for the Company’s products and service is dependent on general economic conditions and more specifically, the commercial highway construction industry. Adverse economic conditions may cause customers to forego or delay new purchases and rely more on repairing existing equipment thus negatively impacting the Company’s sales and profits. Rising oil prices, volatile steel prices and shortage of qualified workers may have adverse effects on the Company. Market conditions could limit the Company’s ability to raise selling prices to offset increases in material and labor costs.

The business is affected by the level of government funding for highway construction in the United States and Canada.

Many contractors depend on funding by federal, foreign, state and local agencies for highway, transit and infrastructure programs. Future legislation may increase or decrease government spending, which, if decreased, could have a negative effect on the Company’s financial condition or results of operations. Federal funding allocated to infrastructure may be decreased in the future.

In fiscal years 2017, 2016 and 2015, the Company depended on one customer for a significant portion of its revenue. The loss of this relationship could have adverse consequences on the Company’s future business.

The percentage of the Company’s net revenue that was derived from sales to one customer was 13% in fiscal 2017, 14% in fiscal 2016 and 15% in fiscal 2015.

If the Company fails to comply with requirements relating to internal control over financial reporting under Section 404 of the Sarbanes-Oxley Act, the business could be harmed and its stock price could decline.

Rules adopted by the Securities and Exchange Commission pursuant to Section 404 of the Sarbanes-Oxley Act of 2002 require the Company to assess its internal control over financial reporting annually. The rules governing the standards that must be met for management to assess its internal control over financial reporting are complex. They require significant documentation, testing, and possible remediation of any significant deficiencies in and/or material weaknesses of internal controls in order to meet the detailed standards under these rules. The Company has evaluated its internal control over financial reporting as effective as of September 30, 2017. See Item 9A – Controls and Procedures – Management’s Annual Report on Internal Control over Financial Reporting. Although the Company has evaluated its internal control over financial reporting as effective as of September 30, 2017, in future fiscal years, the Company may encounter unanticipated delays or problems in assessing its internal control over financial reporting as effective or in completing its assessments by the required dates. In addition, the Company cannot assure you that its independent registered public accountants will attest that internal control over financial reporting is effective in future fiscal years. If the Company cannot assess its internal control over financial reporting as effective, investor confidence and share value may be negatively impacted.

The Company may be required to reduce its profit margins on contracts on which it uses the percentage-of-completion accounting method.

The Company records revenues and profits on many of its contracts using the percentage-of-completion method of accounting. As a result, revisions made to the estimates of revenues and profits are recorded in the period in which the conditions that require such revisions become known and can be estimated. Although the Company believes that its profit margins are fairly stated and that adequate provisions for losses for its fixed-price contracts are recorded in the financial statements, as required under U.S. generally accepted accounting principles (“GAAP”), the Company cannot assure you that its estimated contract profit margins will not decrease or its estimated loss provisions will not increase materially in the future.

The Company may encounter difficulties with future acquisitions.

As part of its growth strategy, the Company intends to evaluate the acquisition of other companies, assets or product lines that would complement or expand the Company’s existing business or broaden its customer relationships. Although the Company conducts due diligence reviews of potential acquisition candidates, it may not be able to identify all material liabilities or risks related to potential acquisition candidates. There can be no assurance that the Company will be able to locate and acquire any business, retain key personnel and customers of an acquired business or integrate any acquired business successfully. Additionally, there can be no assurance that financing for any acquisition, if necessary, will be available on acceptable terms, if at all, or that the Company will be able to accomplish its strategic objectives in connection with any acquisition. Although the Company periodically considers possible acquisitions, no specific acquisitions are probable as of the date of this Report on Form 10-K.

Demand for the Company’s products is cyclical in nature.

Demand for the Company’s products depends, in part, upon the level of capital and maintenance expenditures by the highway construction industry. The highway construction industry historically has been cyclical in nature and vulnerable to general downturns in the economy. Decreases in industry spending could have a material adverse effect upon demand for the Company’s products and negatively impact its business, financial condition, results of operations and the market price of its common stock.

The Company’s marketable securities are comprised of cash and money funds, equities, corporate bonds, mutual funds, exchange-traded funds, and government securities invested through a professional investment management firm and are subject to various risks, such as interest rates, markets, and credit.

Due to the level of risk associated with certain investment securities and the level of uncertainty related to changes in the value of securities, changes in these risk factors could have a material adverse impact on the Company’s results of operations.

There are and will continue to be quarterly fluctuations of the Company’s operating results.

The Company’s operating results historically have fluctuated from quarter to quarter as a result of a number of factors, including the value, timing and shipment of individual orders and the mix of products sold. Revenues from certain large contracts are recognized using the percentage-of-completion method of accounting. The Company recognizes product revenues upon shipment for the rest of its products. The Company’s asphalt production equipment operations are subject to seasonal fluctuation, which may lower revenues and result in possible losses in a quarter.

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

The Company may be subject to substantial liability for its products.

The Company is engaged in a business that could expose it to possible liability claims for personal injury or property damage due to alleged design or manufacturing defects in its products. The Company believes that it meets existing professional specification standards recognized or required in the industries in which it operates, and there are no material product liability claims pending against the Company as of the date hereof. Although the Company currently maintains product liability coverage, which it believes is adequate for the continued operation of its business, such insurance may prove inadequate or become difficult to obtain or unobtainable in the future on terms acceptable to the Company.

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

The loss of one or more of the Company’s raw materials suppliers could cause production delays.

The principal raw materials the Company uses are steel and related products. The Company has been able to obtain sufficient supplies of raw materials for its operations. Although the Company believes that such raw materials are readily available from alternate sources, an interruption in the supply of steel and related products or a substantial increase in the price of any of these raw materials could have a material adverse effect on the Company’s business and its results of operations.

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

The Company has authority under Section 145 of the Delaware General Corporation Law to indemnify its directors and officers to the extent provided in that statute. The Company’s Certificate of Incorporation, as amended, provides that a director shall not be personally liable to the Company for breach of fiduciary duty as a director, except to the extent such exemption from liability or limitation thereof is not permitted under the Delaware General Corporation Law. The Company’s Bylaws provide, in part, that it indemnify each of its directors and officers against liabilities imposed upon them (including reasonable amounts paid in settlement) and expenses incurred by them in connection with any claim made against them or any action, suit or proceeding to which they may be a party by reason of their being or having been a director or officer. The Company maintains officers’ and directors’ liability insurance coverage. There can be no assurance that such insurance will be available in the future, or that if available, it will be available on terms that are acceptable to the Company. Furthermore, there can be no assurance that the insurance coverage provided will be sufficient to cover the amount of any judgment awarded against an officer or director (either individually or in the aggregate). Consequently, if such judgment exceeds the coverage under the policy, the Company may be forced to pay such difference.

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

For the foreseeable future, the Company intends to retain any earnings to finance its business requirements. It does not anticipate paying any cash dividends on its common stock or Class B stock. Any future determination to pay cash dividends will be at the discretion of the Company’s Board of Directors and will be dependent upon then existing conditions, including the financial condition and results of operations, capital requirements, contractual restrictions, business prospects, and other factors that the Board of Directors considers relevant.

Competition could reduce revenue from the Company’s products and services and cause it to lose market share.

The Company currently faces strong competition in product performance, price and service. Some of the Company’s competitors have greater financial, product development and marketing resources than the Company. If competition in the Company’s industry intensifies or if the current competitors enhance their products or lower their prices for competing products, the Company may lose sales or be required to lower the prices it charges for its products. This may reduce revenues from the Company’s products and services, lower its gross margins, or cause it to lose market share.

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

The market price of the Company’s common stock may be significantly affected by various factors, such as:

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

The following table lists the operating properties owned by the Company as of September 30, 2017:

Location	Owned Acreage	Building Square Footage	Principal Function
Marquette, Iowa	72.0	137,000	Offices and manufacturing

Orlando, Florida	27.0	215,000	Corporate offices and manufacturing

ITEM 3.	LEGAL PROCEEDINGS

The Company has various litigation and claims, either as a plaintiff or defendant, pending as of the date of this Form 10-K which have occurred in the ordinary course of business, and which may be covered in whole, or in part, by insurance. Management has reviewed all litigation matters arising in the ordinary course of business and, upon advice of legal counsel, has made provisions, not deemed material, for any estimable losses and expenses of litigation.

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

Following are the high and low closing prices for the Company’s common stock for the periods indicated:

2017	HIGH	LOW
First Quarter	$16.05	$11.01
Second Quarter	$16.15	$13.50
Third Quarter	$16.80	$15.10
Fourth Quarter	$17.85	$15.35

2016	HIGH	LOW
First Quarter	$9.25	$6.07
Second Quarter	$10.29	$7.00
Third Quarter	$10.62	$9.19
Fourth Quarter	$13.41	$9.84

As of September 30, 2017, there were 228 holders of common stock of record and 5 holders of Class B stock of record. The Company has not paid any cash dividends during the last two fiscal years and there is no intention to pay cash dividends in the foreseeable future.

EQUITY COMPENSATION PLANS

The following table includes information about the Company’s common stock that may be issued upon exercise of options, warrants and rights under all of the existing equity compensation plans and arrangements previously approved by security holders as of September 30, 2017:

Plan	Number of Securities to be Issued upon Exercise of Outstanding Options	Weighted-Average Exercise Price of Outstanding Options	Number of Securities Remaining Available for Future Issuance under Equity Compensation Plans
2009 Incentive Compensation Plan	440,000	$5.739	582,000	*

*	Includes 100,000 of Class B securities

COMPARATIVE 5-YEAR CUMULATIVE RETURN GRAPH

The following graph sets forth the cumulative total return to the Company’s shareholders during the five-year period ended September 30, 2017, as well as the Wilshire US Micro-Cap Price Index and the Dow Jones Heavy Construction Index. The stock performance assumes $100 was invested on October 1, 2012.

Comparison of Cumulative Total Return among Gencor Industries, Inc., the

Wilshire US Micro-Cap Price Index and the Dow Jones Heavy  Construction Index

With Base Year of 2012:	9/30/2012	9/30/2013	9/30/2014	9/30/2015	9/30/2016	9/30/2017
Gencor Industries, Inc.	100.00	115.95	132.70	122.16	242.84	357.77
DJ Heavy Construction Index	100.00	125.38	119.13	87.91	98.97	106.11
Wilshire US Micro-Cap Index	100.00	131.96	139.78	138.23	155.37	191.34

On December 1, 2017, the Company’s stock was available for trading on the NASDAQ Global Market under the symbol “GENC.”

ITEM 6.	SELECTED FINANCIAL DATA

Selected Consolidated Statement of Operations Data:

	Years Ended September 30
	2017	2016	2015	2014	2013
Net Revenue	$80,608,000	$69,991,000	$39,230,000	$40,017,000	$48,943,000
Operating Income (Loss)	10,236,000	7,816,000	(794,000)	(26,000)	2,578,000
Net Income (Loss)	8,418,000	7,043,000	(1,819,000)	3,473,000	6,725,000
Per Share Data:
Basic – Net Income (Loss)	$0.58	$0.49	$(0.13)	$0.24	$0.47
Diluted – Net Income (Loss)	$0.57	$0.48	$(0.13)	$0.24	$0.47

Selected Consolidated Balance Sheet Data:

	September 30
	2017	2016	2015	2014	2013
Current Assets	$137,118,000	$123,420,000	$112,366,000	$110,619,000	$108,791,000
Current Liabilities	12,374,000	8,191,000	7,399,000	2,960,000	6,036,000
Total Assets	142,893,000	128,712,000	120,144,000	117,828,000	116,948,000
Long Term Debt	—	—	—	—	—
Shareholders’ Equity	128,918,000	120,205,000	112,745,000	114,175,000	110,428,000

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

The principal factors driving demand for the Company’s products are the overall economic conditions, the level of government funding for domestic highway construction and repair, Canadian infrastructure spending, the need for spare parts, fluctuations in the price of crude oil (liquid asphalt), and a trend towards more efficient, larger plants.

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

California’s Senate Bill 1 (“SB1”), the Road Repair and Accountability Act of 2017, was signed into law on April 28, 2017. The legislative package invests $54 billion over the next decade to fix roads, freeways and bridges in communities across California and puts more dollars towards transit and safety. These funds will be allocated to state and local projects.

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

In addition to government funding and overall economic conditions, fluctuations in the price of oil, which is a major component of asphalt mix, may affect the Company’s financial performance. An increase in the price of oil increases the cost of liquid asphalt and could decrease demand for hot-mix asphalt paving materials and certain of the Company’s products. The Company will pass increased freight costs on to its customers. However, the Company may not be able to recapture all of the increased costs and thus could have a negative impact on the Company’s financial performance.

Steel is a major component used in manufacturing the Company’s equipment. The Company is subject to fluctuations in market prices for raw materials, such as steel. If the Company is unable to purchase materials it requires or is unable to pass on price increases to its customers or otherwise reduce its cost of goods sold, its business results of operations and financial condition may be adversely affected.

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

Results of Operations

Year ended September 30, 2017 compared with the year ended September 30, 2016

Net revenue for the year ended September 30, 2017 was $80.6 million, an increase of 15.2% or $10.6 million from $70.0 million for the year ended September 30, 2016. Net revenue for the fourth quarter of 2017 was up 25.4% or $3.8 million over the fourth quarter of 2016. The Company’s increase in net revenue reflects a continued strong demand for its equipment due to the passing of the FAST Act. In addition, state and local programs that fund infrastructure, including gas tax increases and other ballot initiatives passed over the previous few years, have had a positive impact on the demand for the Company’s products.

Gross profit for fiscal 2017 was 26.2% of net revenue versus 25.0% of net revenue in fiscal 2016. The gross margin increase in 2017 was due to overall higher net revenues and improved overhead absorption from increased production volumes.

Product engineering and development (“PED”) expenses increased $580,000 or 37.0% from fiscal 2016 due to increased headcount to meet the higher demands for our engineered products. Selling, general and administrative (“SG&A”) expenses increased $634,000 or 7.8% to $8,776,000 from $8,142,000 in fiscal 2016. SG&A expenses increased due to increased headcount, increased sales commissions due to higher revenues, and increased trade show expenses to capitalize on the renewed optimism within the highway construction industry. As a percentage of net revenue, SG&A expenses declined to 10.9%, compared to 11.6% in the prior year.

Fiscal 2017 had operating income of $10,236,000 versus $7,816,000 in fiscal 2016. The improved operating results were due primarily to higher net revenue and improved cost absorption, partially offset by increases in PED and SG&A expenses.

As of September 30, 2017 and 2016, the cost basis of the investment portfolio was $87.0 million and $86.2 million, respectively. For the years ended September 30, 2017 and 2016, net investment interest and dividend income (“Investment Income”) was $0.7 million and $0.8 million, respectively. The net realized and unrealized gains (losses) on marketable securities were $1.3 million in fiscal 2017 versus $0.8 million in fiscal 2016. The total cash, cash equivalents and investments balance at September 30, 2017 was $110.8 million, compared to the September 30, 2016 cash, cash equivalents and investments balance of $104.2 million, an increase of $6.6 million.

The effective income tax rate for fiscal 2017 was 30.9% versus 25.1% in fiscal 2016. As of September 30, 2016, the Company had $647,000 in federal research and development tax credits (“R&D Credits”) carryforwards. In fiscal 2017, there were $332,000 of new credits generated, bringing the total R&D Credits to $979,000, of which all were used. There are no R&D Credits carryforwards as of September 30, 2017.

As of September 30, 2016, the Company had $224,000 in Florida state research and development tax credits (“Florida R&D Credits”) carryforwards. The Company received additional Florida R&D Credits of $22,000 in fiscal 2017 and used $91,000, leaving $155,000 of Florida R&D Credits carryforwards as of September 30, 2017. The $155,000 of Florida R&D Credits, which are included in net deferred and other income tax liabilities of $(1,601,000) at September 30, 2017, expire in fiscal 2021.

Net income for the year ended September 30, 2017 was $8,418,000 or $0.57 per diluted share versus net income of $7,043,000 or $0.48 per diluted share for the year ended September 30, 2016. The increase in net income was primarily due to the improved net revenue and higher gross profit margins.

Year ended September 30, 2016 compared with the year ended September 30, 2015

Net revenue for the year ended September 30, 2016 was $70.0 million, an increase of 78.4% or $30.8 million from $39.2 million for the year ended September 30, 2015. Net revenue for the fourth quarter of 2016 was up 79.3% or $6.5 million over the fourth quarter of 2015. On December 4, 2015, President Obama signed the FAST Act, which gave our U.S. customers the confidence to invest in new asphalt equipment for production capacity expansion and replacement of older, less efficient equipment. The Company’s increased net revenue reflects a significantly improved demand for its equipment due to the passing of the FAST Act. In Canada, orders were weak in fiscal 2016 due to low oil prices impacting the Canadian economy and the increase in the US-Canada exchange rate.

Gross profit for fiscal 2016 was 25.0% of net revenue versus 19.1% of net revenue in fiscal 2015. The gross profit increase in 2016 was due to higher net revenue and improved overhead absorption from increased production volumes.

Product engineering and development expenses increased $145,000 or 10.2% from fiscal 2015 due to increased headcount. SG&A expenses increased $1,264,000 or 18.4% to $8,142,000 from $6,878,000 in fiscal 2015. SG&A expenses increased due to increased headcount, and increased sales commissions due to higher net revenue. As a percentage of net revenue, SG&A expenses declined to 11.6%, compared to 17.5% in the prior year.

Fiscal 2016 had operating income of $7,816,000 versus an operating loss of $(794,000) in fiscal 2015. As compared to fiscal 2015, the improved operating results were due to significantly higher net revenue, resulting in improved cost absorption, partially offset by a moderate increase in SG&A.

As of September 30, 2016 and 2015, the cost basis of the investment portfolio was $86.2 million and $87.1 million, respectively. For the years ended September 30, 2016 and 2015, Investment Income was $0.8 million and $0.9 million, respectively. The net realized and unrealized gains on marketable securities were $0.8 million in fiscal 2016 versus net losses of $(3.6) million in fiscal 2015. Total cash and investment balance at September 30, 2016 was $104.2 million, compared to the September 30, 2015 cash and investment balance of $95.5 million, an increase of $8.6 million.

The effective income tax rate for fiscal 2016 was 25.1% versus a benefit of (48.7%) in fiscal 2015. As of September 30, 2015, the Company had $900,000 in R&D Credits carryforwards. In fiscal 2016, there was a net usage of R&D Credits of $253,000, bringing the total R&D Credits carry-forwards to $647,000 at September 30, 2016. The $647,000 of R&D Credits carryforwards, which are included in net deferred and other income tax liabilities of $(316,000) at September 30, 2016, expire in fiscal years 2031 through 2035.

As of September 30, 2015, the Company had $214,000 in Florida R&D Credits carryforwards. The Company received additional net Florida R&D Credits of $10,000 in fiscal 2016. The $224,000 of Florida R&D Credits, which are included in net deferred and other income tax liabilities of $(316,000) at September 30, 2016, expire in fiscal 2020.

Net income for the year ended September 30, 2016 was $7,043,000 or $0.48 per diluted share versus a net loss of $(1,819,000) or $(0.13) per diluted share for the year ended September 30, 2015 (adjusted for three-for-two stock split – see Note 10 to Consolidated Financial Statements). The increase in net income was primarily due to the improved net revenue and higher gross profit margins.

Liquidity and Capital Resources

The Company generates capital resources through operations and returns on its investments.

The Company had no long-term debt outstanding at September 30, 2017 or 2016. As of September 30, 2017, the Company has funded $135,000 in cash deposits at insurance companies to cover collateral needs.

As of September 30, 2017, the Company had $22.9 million in cash and cash equivalents, and $87.9 million in marketable securities. The marketable securities are invested through a professional investment management firm. The securities may be liquidated at any time into cash and cash equivalents.

The Company’s backlog, which includes orders received through the date of this filing, was $61.3 million at September 30, 2017 versus $43.2 million at September 30, 2016, an increase of 41.9%. The Company’s working capital was $124.7 million at September 30, 2017 versus $115.2 million at September 30, 2016.

The significant purchases, sales and maturities of marketable securities shown on the consolidated statements of cash flows reflect the recurring purchase and sale of United States treasury bills.

Year ended September 30, 2017 compared with the year ended September 30, 2016

Cash provided by operations in fiscal 2017 of $6,108,000 was primarily from increases in net revenue. The increase in inventories of $5.1 million reflects the ongoing need for additional equipment to meet the increased demand for our products. Similarly, customer deposits increased $4.1 million, reflecting the down payments on our increased backlog of orders.

Cash used in investing activities during the year ended September 30, 2017 of $1,617,000 related to capital expenditures for manufacturing equipment. Cash provided by financing activities of $223,000 in fiscal 2017 related to proceeds from the exercise of stock options.

Year ended September 30, 2016 compared with the year ended September 30, 2015

Cash provided by operations during the years ended September 30, 2016 and 2015 was $6,993,000 and $4,512,000, respectively, primarily from increases in net revenues. The change in deferred income taxes between years is primarily due to the tax impact on net unrealized losses on marketable securities, which were an unrealized loss of $(0.3) million at September 30, 2016 versus an unrealized loss of $(2.7) million at September 30, 2015. Costs and estimated earnings in excess of billings increased $2.5 million, reflecting the composition of open percentage-of-completion towards larger plants as of September 30, 2016 versus plant components at September 30, 2015. Prepaid expenses increased $0.8 million over prior year reflecting an overpayment on estimated federal income taxes for fiscal 2016. Inventories decreased $1.1 million as prior year stock build was used to fulfill current year orders. Accrued expenses increased $0.8 million as payroll and related accruals and sales commissions increased due to increased headcount and significantly improved revenues.Cash used in investing activities during the years ended September 30, 2016 and 2015 of $306,000 and $689,000, respectively, related to capital expenditures for manufacturing equipment. Cash provided by financing activities of $380,000 and $136,000 in fiscal 2016 and 2015, respectively, related to proceeds from the exercise of stock options.

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

Revenues & Expenses

Revenues from contracts for the design, manufacture and sale of asphalt plants are recognized under the percentage-of-completion method. The percentage-of-completion method of accounting for these contracts recognizes revenue, net of any promotional discounts, and costs in proportion to actual labor costs incurred as compared with total estimated labor costs expected to be incurred during the entire contract. Pre-contract costs are expensed as incurred. Changes to total estimated contract costs or losses, if any, are recognized in the period in which they are determined. Revenue recognized in excess of amounts billed is classified as current assets under “costs and estimated earnings in excess of billings.” The Company anticipates that all incurred costs associated with these contracts at September 30, 2017, will be billed and collected within one year.

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

Contractual Obligations

There were no outstanding borrowings or long-term contractual obligations at September 30, 2017.

The Company had no long-term or short-term debt as of September 30, 2017. There was no long-term debt facility in place and there were no outstanding letters of credit at September 30, 2017.

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

At September 30, 2017 and 2016, the Company had no debt outstanding. At September 30, 2017, there was no credit facility in place.

The Company’s marketable securities are invested in cash and money funds, equities, corporate bonds, mutual funds, exchange-traded funds, and government securities through a professional investment advisor. Investment securities are exposed to various risks, such as interest rate, market and credit risks. Due to the level of risk associated with certain investment securities and the level of uncertainty related to changes in the value of securities, it is possible that changes in these risk factors could have an adverse material impact on the Company’s results of operations or equity.

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

In order to ensure that the Company’s internal control over financial reporting is effective, management regularly assesses such controls and did so most recently as of September 30, 2017. This assessment was based on criteria for effective internal control over financial reporting described in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management believes the Company maintained effective internal control over financial reporting as of September 30, 2017. Moore Stephens Lovelace, P.A., the Company’s independent registered public accounting firm, has issued an attestation report on the Company’s internal control over financial reporting as of September 30, 2017.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of Gencor Industries, Inc.:

We have audited the accompanying consolidated balance sheets of Gencor Industries, Inc. (the “Company”) as of September 30, 2017 and 2016, and the related consolidated statements of operations, shareholders’ equity, and cash flows for each of the years in the three-year period ended September 30, 2017. We have also audited the Company’s internal control over financial reporting as of September 30, 2017, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). The Company’s management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on these consolidated financial statements and on the Company’s internal control over financial reporting based on our audits.

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

In our opinion, the consolidated financial statements referred to in the first paragraph present fairly, in all material respects, the consolidated financial position of Gencor Industries, Inc. as of September 30, 2017 and 2016, and the consolidated results of its operations and its cash flows for each of the years in the three-year period ended September 30, 2017, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, Gencor Industries, Inc. maintained, in all material respects, effective internal control over financial reporting as of September 30, 2017, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”).

/s/ MOORE STEPHENS LOVELACE, P.A.
MOORE STEPHENS LOVELACE, P.A.
Certified Public Accountants
Orlando, Florida
December 6, 2017

Part I. Financial Information

GENCOR INDUSTRIES, INC.

Consolidated Balance Sheets

As of September 30, 2017 and 2016

	2017	2016
ASSETS
Current assets:
Cash and cash equivalents	$22,933,000	$18,219,000
Marketable securities at fair value (cost of $86,967,000 at September 30, 2017 and $86,203,000 at September 30, 2016)	87,886,000	85,938,000
Accounts receivable, less allowance for doubtful accounts of $207,000 at September 30, 2017 and $195,000 at September 30, 2016	1,184,000	1,110,000
Costs and estimated earnings in excess of billings	6,768,000	4,921,000
Inventories, net	16,687,000	11,634,000
Prepaid expenses	1,660,000	1,598,000

Total current assets	137,118,000	123,420,000

Property and equipment, net	5,722,000	5,239,000
Other assets	53,000	53,000

Total Assets	$142,893,000	$128,712,000

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,320,000	$1,443,000
Customer deposits	8,628,000	4,484,000
Accrued expenses	2,426,000	2,264,000

Total current liabilities	12,374,000	8,191,000

Deferred and other income taxes	1,601,000	316,000

Total liabilities	13,975,000	8,507,000

Commitments and contingencies
Shareholders’ equity:
Preferred stock, par value $.10 per share; 300,000 shares authorized; none issued	—	—
Common stock, par value $.10 per share; 15,000,000 shares authorized; 12,154,829 shares and 12,111,079 shares issued and outstanding at September 30, 2017 and 2016, respectively *	1,215,000	1,211,000
Class B Stock, par value $.10 per share; 6,000,000 shares authorized; 2,263,857 shares issued and outstanding at September 30, 2017 and 2016 *	226,000	226,000
Capital in excess of par value	11,178,000	10,887,000
Retained earnings	116,299,000	107,881,000

Total shareholders’ equity	128,918,000	120,205,000

Total Liabilities and Shareholders’ Equity	$142,893,000	$128,712,000

See accompanying Notes to Consolidated Financial Statements

*	2016 adjusted for three-for-two stock split

GENCOR INDUSTRIES, INC.

Consolidated Statements of Operations

For the Years Ended September 30, 2017, 2016 and 2015

	2017	2016	2015
Net revenue	$80,608,000	$69,991,000	$39,230,000

Cost of goods sold	59,449,000	52,466,000	31,724,000

Gross profit	21,159,000	17,525,000	7,506,000
Operating expenses:
Product engineering and development	2,147,000	1,567,000	1,422,000
Selling, general and administrative	8,776,000	8,142,000	6,878,000

Total operating expenses	10,923,000	9,709,000	8,300,000

Operating income (loss)	10,236,000	7,816,000	(794,000)

Other income (expense), net:
Interest and dividend income, net of fees	650,000	754,000	883,000
Realized and unrealized gains (losses) on marketable securities, net	1,297,000	828,000	(3,638,000)
Other	(5,000)	2,000	3,000

	1,942,000	1,584,000	(2,752,000)

Income (loss) before income tax expense (benefit)	12,178,000	9,400,000	(3,546,000)
Income tax expense (benefit)	3,760,000	2,357,000	(1,727,000)

Net income (loss)	$8,418,000	$7,043,000	$(1,819,000)

Basic earnings per common share:
Net income (loss) *	$0.58	$0.49	$(0.13)

Diluted earnings per common share:
Net income (loss) *	$0.57	$0.48	$(0.13)

See accompanying Notes to Consolidated Financial Statements

*	2016 and 2015 adjusted for three-for-two stock split

GENCOR INDUSTRIES, INC.

Consolidated Statements of Shareholders’ Equity

For the Years Ended September 30, 2017, 2016 and 2015

	Common Stock		Class B Stock		Capital in Excess of	Retained	Total Shareholders’
	Shares*	Amount*	Shares*	Amount*	Par Value *	Earnings	Equity
September 30, 2014	12,015,079	$1,202,000	2,263,857	$226,000	$10,090,000	$102,657,000	$114,175,000

Net loss	—	—	—	—	—	(1,819,000)	(1,819,000)
Stock-based compensation	—	—	—	—	253,000	—	253,000
Stock options exercised	28,125	3,000	—	—	133,000	—	136,000

September 30, 2015	12,043,204	1,205,000	2,263,857	226,000	10,476,000	100,838,000	112,745,000

Net income	—	—	—	—	—	7,043,000	7,043,000
Stock-based compensation	—	—	—	—	37,000	—	37,000
Stock options exercised	67,875	6,000	—	—	374,000	—	380,000

September 30, 2016	12,111,079	1,211,000	2,263,857	226,000	10,887,000	107,881,000	120,205,000

Net income	—	—	—	—	—	8,418,000	8,418,000
Stock-based compensation	—	—	—	—	71,000	—	71,000
Stock options exercised	43,750	4,000	—	—	220,000	—	224,000

September 30, 2017	12,154,829	$1,215,000	2,263,857	$226,000	$11,178,000	$116,299,000	$128,918,000

See accompanying Notes to Consolidated Financial Statements

*	2016 and 2015 adjusted for three-for-two stock split

GENCOR INDUSTRIES, INC.

Consolidated Statements of Cash Flows

For the Years Ended September 30, 2017, 2016 and 2015

	2017	2016	2015
Cash flows from operating activities:

Net income (loss)	$8,418,000	$7,043,000	$(1,819,000)
Adjustments to reconcile net income (loss) to cash provided by operating activities:
Purchase of marketable securities	(492,674,000)	(550,295,000)	(384,668,000)
Proceeds from sale and maturity of marketable securities	491,852,000	549,027,000	383,773,000
Change in value of marketable securities	(1,126,000)	(314,000)	3,649,000
Deferred and other income taxes	1,285,000	1,647,000	(2,024,000)
Depreciation and amortization	1,128,000	1,397,000	1,385,000
Provision for doubtful accounts	115,000	105,000	60,000
Loss on disposal of assets	7,000	65,000	1,000
Stock-based compensation	71,000	37,000	253,000
Changes in assets and liabilities:
Accounts receivable	(189,000)	(341,000)	514,000
Costs and estimated earnings in excess of billings	(1,847,000)	(2,525,000)	(2,052,000)
Inventories	(5,053,000)	1,136,000	968,000
Prepaid expenses	(62,000)	(781,000)	32,000
Accounts payable	(123,000)	(86,000)	582,000
Customer deposits	4,144,000	66,000	4,094,000
Accrued expenses	162,000	812,000	(236,000)

Total adjustments	(2,310,000)	(50,000)	6,331,000

Cash flows provided by operating activities	6,108,000	6,993,000	4,512,000

Cash flows from investing activities:
Capital expenditures	(1,624,000)	(306,000)	(689,000)
Proceeds from sale of property and equipment	7,000	—	—

Cash flows used in investing activities	(1,617,000)	(306,000)	(689,000)

Cash flows from financing activities:
Proceeds from stock option exercises	223,000	380,000	136,000

Cash flows provided by financing activities	223,000	380,000	136,000

Net increase in cash	4,714,000	7,067,000	3,959,000
Cash and cash equivalents at:
Beginning of year	18,219,000	11,152,000	7,193,000

End of year	$22,933,000	$18,219,000	$11,152,000

See accompanying Notes to Consolidated Financial Statements

GENCOR INDUSTRIES, INC.

Notes to Consolidated Financial Statements

For the Years Ended September 30, 2017, 2016 and 2015

NOTE 1 – NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Gencor Industries, Inc. and its subsidiaries (collectively, the “Company”) is a diversified, heavy machinery manufacturer for the production of highway construction materials and environmental control machinery and equipment.

These consolidated financial statements include the accounts of Gencor Industries, Inc. and its subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.

Accounting Pronouncements and Policies

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers: (Topic 606) (“ASU 2014-09”), amending its accounting guidance related to revenue recognition. Under this ASU and subsequently issued amendments, revenue is recognized to depict the transfer of goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. Additional disclosures are required to provide the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments and assets recognized from costs incurred to obtain or fulfill a contract. The standard is effective for annual periods beginning after December 15, 2017, including interim periods therein, using either of the following transition methods: (i) a full retrospective approach reflecting the application of the standard in each prior reporting period with the option to elect certain practical expedients or (ii) a retrospective approach with the cumulative effect upon initial adoption recognized at the date of adoption, which includes additional footnote disclosures. The Company plans to adopt the new standard in fiscal 2019. The Company does not expect the adoption of this standard to have a material impact on its results of operations.

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842) (“ASU 2016-02”). With adoption of this standard, lessees will have to recognize most leases as a right-of-use asset and a lease liability on their balance sheet. For income statement purposes, the FASB retained a dual model, requiring leases to be classified as either operating or finance. Classification will be based on criteria that are similar to those applied in current lease accounting. ASU 2016-02 must be applied on a modified retrospective basis and is effective for fiscal years beginning after December 15, 2018, and interim periods within those years, with early adoption permitted. The Company does not expect the new accounting standard to have a significant impact on its financial results when adopted.

In March 2016, the FASB issued ASU No. 2016-09, Compensation – Stock Compensation (Topic 718). The new standard identifies areas for simplification involving several aspects of accounting for share-based payment transactions, including the income tax consequences, classification of awards as equity or liabilities, an option to recognize gross stock compensation expense with actual forfeitures recognized as they occur, as well as certain classifications on the statement of cash flows. The Company adopted the provisions of ASU No. 2016-09 during the quarter ended March 31, 2017 with no material impact on the Company’s financial position, results of operations or cash flows.

No other accounting pronouncements issued or effective during the fiscal 2017 have had or are expected to have a material impact on the Company’s consolidated financial statements.

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

Earnings per Share (“EPS”)

The consolidated financial statements include basic and diluted earnings (loss) per share (“EPS”) information. Basic EPS is based on the weighted-average number of shares outstanding. Diluted EPS is based on the sum of the weighted-average number of shares outstanding plus common stock equivalents.

On July 11, 2016, the Company’s Board of Directors approved a three-for-two split of the Company’s common and Class B stock to be effected in the form of a 50% stock dividend. As a result, shareholders received one additional share of common or Class B stock for every two shares they held of the respective class of stock as of the record date. These shares were distributed on August 1, 2016, to shareholders of record as of the end of business on July 22, 2016. All share and per share data (except par value) has been adjusted to reflect the effect of the stock split for all periods presented. The number of shares of common and Class B stock issuable upon exercise of outstanding stock options were proportionately increased in accordance with terms of the respective plans (see Note 11). The number of authorized shares, as reflected on the consolidated balance sheets, was not affected by the stock split and, accordingly, has not been adjusted.

Weighted-average shares issuable upon the exercise of stock options included in the diluted EPS calculation as of September 30, 2017 were 463,000, which equates to 284,000 dilutive common stock equivalents on a post stock split basis. For the year ended September 30, 2016, weighted-average shares issuable upon the exercise of stock options included in the diluted EPS calculation were 480,000, which equates to 190,000 dilutive common stock equivalents. For the year ended September 30, 2015, there were no common stock equivalents included in the diluted EPS calculations, as to do so would have been anti-dilutive. Weighted-average shares issuable upon the exercise of stock options, which were not included in the diluted EPS calculation because they were anti-dilutive, were zero in 2017 and 2016, and 512,000 in 2015 on a post stock split basis.

The following presents the calculation of the basic and diluted EPS for the years ended September 30, 2017, 2016 and 2015:

	2017			2016			2015
	Net Income	Shares	EPS	Net Income	Shares	EPS	Net Loss	Shares	EPS
Basic EPS	$8,418,000	14,396,000	$0.58	$7,043,000	14,334,000	$0.49	$(1,819,000)	14,283,000	$(0.13)
Common stock equivalents		284,000			190,000			—

Diluted EPS	$8,418,000	14,680,000	$0.57	$7,043,000	14,524,000	$0.48	$(1,819,000)	14,283,000	$(0.13)

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

The fair value of marketable equity securities, mutual funds, exchange-traded funds, corporate bonds, government securities, and cash and money funds are substantially based on quoted market prices (Level 1). Corporate and municipal bonds are valued using market standard valuation methodologies, including: discounted cash flow methodologies, and matrix pricing or other similar techniques. The inputs to these market standard valuation methodologies include, but are not limited to: interest rates, credit standing of the issuer or counterparty, industry sector of the issuer, coupon rate, call provisions, maturity, estimated duration and assumptions regarding liquidity and estimated future cash flows. In addition to bond characteristics, the valuation methodologies incorporate market data, such as actual trades completed, bids and actual dealer quotes, where such information is available. Accordingly, the estimated fair values are based on available market information and judgments about financial instruments (Level 2). Fair values of the Level 2 investments are provided by the Company’s professional investment management firm.

The following table sets forth by level, within the fair value hierarchy, the Company’s assets measured at fair value as of September 30, 2017:

	Fair Value Measurements
	Level 1	Level 2	Level 3	Total
Equities	$11,338,000	$—	$—	$11,338,000
Mutual Funds	7,155,000	—	—	7,155,000
Exchange-Traded Funds	3,417,000	—	—	3,417,000
Corporate Bonds	—	7,196,000	—	7,196,000
Government Securities	54,542,000	—	—	54,542,000
Cash and Money Funds	4,238,000	—	—	4,238,000

Total	$80,690,000	$7,196,000	$—	$87,886,000

Net unrealized gains reported during fiscal 2017 on trading securities still held as of September 30, 2017, were $1,183,000. There were no transfers of investments between Level 1 and Level 2 during the year ended September 30, 2017.

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

Net unrealized gains reported during fiscal 2016 on trading securities still held as of September 30, 2016, were $2,502,000. There were no transfers of investments between Level 1 and Level 2 during the year ended September 30, 2016.

Net unrealized losses reported during fiscal 2015 on trading securities still held as of September 30, 2015, were $(4,882,000).

The carrying amounts of cash and cash equivalents, accounts receivable, accounts payable, customer deposits and accrued expenses approximate fair value because of the short-term nature of these items.

Foreign Currency Transactions

Gains and losses resulting from foreign currency transactions are included in income and were not significant during the years ended September 30, 2017, 2016 and 2015.

Risk Management

Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash and cash equivalents, marketable securities, and accounts receivable. The Company maintains its cash accounts in various domestic financial institutions which may from time to time exceed federally insured limits. Operating cash is retained overnight in non-interest-bearing accounts which allow for offsets to treasury service charges. The marketable securities are invested in cash and money funds, mutual funds, exchange-traded funds (ETF’s), corporate bonds, government securities and stocks through a professional investment advisor. Investment securities are exposed to various risks, such as interest rate, market and credit risks.

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

Changes in the allowance for slow move and obsolete inventories are as follows:

	2017	2016	2015
Balance, beginning of year	$3,869,000	$3,310,000	$3,139,000
Charged to cost of sales	77,000	621,000	144,000
Disposal of inventory, net of recoveries	(120,000)	(62,000)	27,000

Balance, end of year	$3,826,000	$3,869,000	$3,310,000

Property and Equipment

Property and equipment are stated at cost (see Note 4). Depreciation of property and equipment is computed using the straight-line method over the estimated useful lives of the related assets, as follows:

Years
Land improvements	15
Buildings and improvements	6-40
Equipment	2-10

Impairments

Property and equipment and intangible assets subject to amortization are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset (or asset group) may not be recoverable. An impairment loss would be recognized when the carrying amount of an asset exceeds the estimated undiscounted cash flows expected to result from the use of the asset and its eventual disposition. The amount of the impairment loss to be recorded is calculated by the excess of the asset’s carrying value over its fair value. Fair value is generally determined using a discounted cash flow analysis. No such impairment loss was recorded during the years ended September 30, 2017, 2016 and 2015.

Revenues and Expenses

Revenues from contracts for the design, manufacture and sale of asphalt plants are recognized under the percentage-of-completion method. The percentage-of-completion method of accounting for these contracts recognizes revenue, net of any promotional discounts, and costs in proportion to actual labor costs incurred, as compared with total estimated labor costs expected to be incurred during the entire contract. Pre-contract costs are expensed as incurred. Changes to total estimated contract costs or losses, if any, are recognized in the period in which they are determined. Revenue recognized in excess of amounts billed is classified as current assets under “costs and estimated earnings in excess of billings.” The Company anticipates that all incurred costs associated with these contracts at September 30, 2017, will be billed and collected within one year.

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

Product warranty costs are estimated using historical experience and known issues and are charged to production costs as revenue is recognized.

Changes in the accrual for warranty and related costs are composed of the following:

	2017	2016	2015
Balance, beginning of year	$401,000	$205,000	$367,000
Warranties issued	400,000	475,000	20,000
Warranties settled	(389,000)	(279,000)	(182,000)

Balance, end of year	$412,000	$401,000	$205,000

All product engineering and development costs, and selling, general and administrative expenses are charged to operations as incurred. Provision is made for any anticipated contract losses in the period that the loss becomes evident.

The allowance for doubtful accounts is determined by performing a specific review of all account balances greater than 90 days past due and other higher risk amounts to determine collectability and also adjusting for any known customer payment issues with account balances in the less-than-90-day past due aging category. Account balances are charged off against the allowance for doubtful accounts when they are determined to be uncollectable. Any recoveries of account balances previously considered in the allowance for doubtful accounts reduce future additions to the allowance for doubtful accounts. The allowance for doubtful accounts also includes an estimate for returns and allowances. Provisions for estimated returns and allowances and other adjustments, are provided for in the same period the related sales are recorded. Returns and allowances, which reduce product revenue, are estimated using known issues and historical experience.

Changes in the allowance for doubtful accounts are composed of the following:

	2017	2016	2015
Balance, beginning of year	$195,000	$357,000	$244,000
Provision for doubtful accounts	115,000	105,000	60,000
Provision for estimated returns and allowances	385,000	175,000	170,000
Uncollectible accounts written-off	(16,000)	(89,000)	(46,000)
Returns and allowances issued	(472,000)	(353,000)	(71,000)

Balance, end of year	$207,000	$195,000	$357,000

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

Deferred tax assets and liabilities are measured using the rates expected to apply to taxable income in the years in which the temporary differences are expected to reverse and the credits are expected to be used. The effect on deferred tax assets and liabilities of the change in tax rates is recognized in income in the period that includes the enactment date. All available evidence, both positive and negative, is considered to determine whether, based on the weight of that evidence, the Company is more likely than not to realize the benefit of a deferred tax asset and whether a valuation allowance is needed for some portion or all of a deferred tax asset. No such valuation allowances were recorded as of September 30, 2017 and 2016.

Comprehensive Income

For the years ended September 30, 2017, 2016 and 2015, other comprehensive income (loss) is equal to net income (loss).

Reporting Segments and Geographic Areas

The Company only has one reportable segment. Information concerning principal geographic areas is as follows:

	2017		2016		2015
	Revenues	Long-Term Assets	Revenues	Long-Term Assets	Revenues	Long-Term Assets
United States	$80,608,000	$5,775,000	$69,991,000	$5,292,000	$39,230,000	$7,778,000
Other	—	—	—	—	—	—

Total	$80,608,000	$5,775,000	$69,991,000	$5,292,000	$39,230,000	$7,778,000

Revenues are attributed to geographic areas based on the location of the assets producing the revenues.

Customers with 10% (or greater) of Net Revenues

Approximately 13% of total net revenue in the year ended September 30, 2017, 14% of total net revenue for the year ended September 30, 2016 and 15% of total net revenue for the year ended September 30, 2015, was from one or more separate U.S. entities owned by a foreign-based global company.

One other customer accounted for approximately 10% of net revenue for the year ended September 30, 2017. Net revenue for this customer was less than 1% during the two prior year comparative periods.

Subsequent Events

Management has evaluated events occurring from September 30, 2017 through the date these financial statements were filed with the SEC for proper recording and disclosures therein (see Note 12).

Reclassifications and Adjustments

Certain prior year amounts in the consolidated financial statements have been reclassified to conform to the fiscal 2017 presentation. All historical share and per share data in the consolidated financial statements and notes thereto have been restated to give retroactive recognition of the Company’s three-for-two stock split. In the Consolidated Statements of Shareholders’ Equity, for all periods presented, the par value of the additional shares was reclassified from capital in excess of par value to common stock. Refer to Note 10 and Note 11 for additional information regarding the stock split.

NOTE 2 - INVENTORIES, NET

Net inventories consist of the following:

	September 30,
	2017	2016
Raw materials	$9,407,000	$7,072,000
Work in process	3,098,000	976,000
Finished goods	4,166,000	3,545,000
Used equipment	16,000	41,000

	$16,687,000	$11,634,000

At September 30, 2017 and 2016, cost is determined by the LIFO method for inventories. The estimated current cost of inventories exceeded their LIFO basis by approximately $4,250,000 and $4,766,000 at September 30, 2017 and 2016, respectively. Slow moving and obsolete inventory reserves were $3,826,000 and $3,869,000 at September 30, 2017 and 2016, respectively.

NOTE 3 - COSTS AND ESTIMATED EARNINGS IN EXCESS OF BILLINGS

Costs and estimated earnings in excess of billings on uncompleted contracts as of September 30, 2017 and 2016 consisted of the following:

	September 30,
	2017	2016
Costs incurred on uncompleted contracts	$10,250,000	$8,898,000
Estimated earnings	3,161,000	3,124,000

	13,411,000	12,022,000
Billings to date	6,643,000	7,101,000

Costs and estimated earnings in excess of billings	$6,768,000	$4,921,000

NOTE 4 - PROPERTY AND EQUIPMENT

Property and equipment consist of the following as of September 30, 2017 and 2016:

	September 30,
	2017	2016
Land and improvements	$3,323,000	$3,323,000
Buildings and improvements	12,935,000	12,886,000
Equipment	9,943,000	8,599,000

	26,201,000	24,808,000
Less: Accumulated depreciation and amortization	(20,479,000)	(19,569,000)

Property and equipment, net	$5,722,000	$5,239,000

Property and equipment includes approximately $10,645,000 and $8,777,000 of fully depreciated assets, which remained in service during fiscal 2017 and 2016, respectively.

NOTE 5 - ACCRUED EXPENSES

Accrued expenses consist of the following as of September 30, 2017 and 2016:

	September 30,
	2017	2016
Payroll and related accruals	$1,374,000	$1,330,000
Warranty and related accruals	412,000	401,000
Professional fees	158,000	133,000
Other	482,000	400,000

Accrued expenses	$2,426,000	$2,264,000

NOTE 6 - INCOME TAXES

The provision for income tax expense (benefit) consists of:

	Years Ended September 30,
	2017	2016	2015
Current:
Federal	$2,381,000	$679,000	$261,000
State	50,000	31,000	37,000

Total current	2,431,000	710,000	298,000

Deferred:
Federal	1,238,000	1,768,000	(1,871,000)
State	91,000	(121,000)	(154,000)

Total deferred	1,329,000	1,647,000	(2,025,000)

Income tax expense (benefit)	$3,760,000	$2,357,000	$(1,727,000)

A reconciliation of the federal statutory tax rate to the total tax provision is as follows:

	Years Ended September 30,
	2017	2016	2015
Federal income taxes computed at the statutory rate	34.0%	34.0%	34.0%
State income taxes, net of federal benefit	1.2%	1.5%	3.3%
Research & development tax refunds & credits	(2.1%)	(2.8%)	5.2%
Dividend received deduction	(0.9%)	(2.2%)	—
Domestic production activities deduction	(2.8%)	(1.9%)	—
Domestic international sales corporation benefits	—	—	5.8%
Other, net	1.5%	(3.5%)	0.4%

Effective income tax rate	30.9%	25.1%	48.7%

Deferred tax assets and liabilities consist of the following:

	September 30,
	2017	2016
Deferred Tax Assets:
Accrued liabilities and reserves	$351,000	$331,000
Allowance for doubtful accounts	73,000	70,000
Inventory	778,000	632,000
R&D tax credits carryforwards	155,000	871,000
Stock-based compensation	95,000	140,000
Net operating losses carryforwards	58,000	73,000
Unrealized loss on investments	—	85,000
Other	48,000	62,000

Gross Deferred Tax Assets	1,558,000	2,264,000

Deferred and Other Tax Liabilities:
Domestic international sales corporation	(839,000)	(577,000)
Percentage of completion	(1,114,000)	(1,158,000)
Property and equipment	(694,000)	(683,000)
Unrealized gain on investments	(332,000)	—
Unrecognized tax benefits	(150,000)	(150,000)
Other	(30,000)	(12,000)

Gross Deferred and Other Tax Liabilities	(3,159,000)	(2,580,000)

Net Deferred and Other Income Tax Assets (Liabilities)	$(1,601,000)	$(316,000)

Total income taxes paid in fiscal 2017 and 2016 were $1,918,000 and $1,105,000, respectively.

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

Significant judgment is required in evaluating the Company’s uncertain tax position and determining the Company’s provision for taxes. Although the Company believes the reserves of unrecognized tax benefits (“UTB’s”) are reasonable, no assurance can be given that the final outcome of these matters will not be different from that which is reflected in the Company’s historical income tax provision and accruals. The Company adjusts these reserves in light of changing facts and circumstances. As of September 30, 2017 and 2016, the Company had UTB’s of $150,000. There were no additional accruals of UTB’s during fiscal years ended September 30, 2017 and 2016.

The Company recognizes interest and penalties accrued related to UTB’s as a component of income tax expense. There were no additional accruals of interest expense nor penalties during fiscal years ended September 30, 2017, 2016 and 2015. It is reasonably possible that the amount of the UTB’s with respect to certain unrecognized tax positions will increase or decrease during the next 12 months. The Company does not expect the change to have a material effect on its results of operations or its financial position. The only expected potential reason for change would be the normal expiration of the statute of limitations or the ultimate results stemming from any examinations by taxing authorities. If recognized, the entire amount of UTB’s would have an impact on the Company’s effective tax rate.

The effective income tax rate for fiscal 2017 was 30.9% versus 25.1% in fiscal 2016 and a benefit of 48.7% in fiscal 2015. As of September 30, 2016, the Company had $647,000 in federal research and development tax credits (“R&D Credits”) carryforwards. In fiscal 2017, there was $332,000 of new credits generated bringing the total R&D Credits to $979,000, of which all were used. There are no R&D Credits carryforwards as of September 30, 2017.

As of September 30, 2016, the Company had $224,000 in Florida state research and development tax credits (“Florida R&D Credits”) carryforwards. The Company received additional Florida R&D Credits of $22,000 in fiscal 2017 and used $91,000, leaving $155,000 of Florida R&D Credits carryforwards as of September 30, 2017. The $155,000 of Florida R&D Credits, which are included in net deferred and other income tax liabilities of $(1,601,000) at September 30, 2017, expire in fiscal 2021.

The Company files U.S. federal income tax returns, as well as Florida and Iowa income tax returns. The Company’s U.S. federal income tax returns filed for tax years prior to fiscal year ended September 30, 2014 are no longer subject to examination by taxing authorities due to the expiration of the statute of limitations.

NOTE 7 - RETIREMENT BENEFITS

The Company has a voluntary 401(k) employee benefit plan, which covers all eligible, domestic employees. The Company makes discretionary matching contributions subject to a maximum level, in accordance with the terms of the plan. The Company charged approximately $218,000, $178,000 and $159,000 to expense under the provisions of the plan during the fiscal years 2017, 2016 and 2015, respectively.

NOTE 8 - LONG-TERM DEBT

The Company had no long-term debt outstanding at September 30, 2017 or 2016. The Company does not currently require a credit facility.

As of September 30, 2017, total cash deposits with insurance companies covering collateral needs were $135,000.

NOTE 9 - COMMITMENTS AND CONTINGENCIES

Leases

The Company leases certain equipment under non-cancelable operating leases. There were no future minimum rental commitments under these leases at September 30, 2017 (see Note 12). Total rental expense for the fiscal years ended September 30, 2017, 2016 and 2015 was $179,000, $200,000 and $182,000, respectively.

Litigation

The Company has no pending litigation or other claims. Claims made in the ordinary course of business may be covered in whole or in part by insurance.

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

NOTE 11 – STOCK-BASED COMPENSATION

The Company maintains a stock-based compensation plan, which provides for the issuance of Company stock to certain directors, officers, key employees and affiliates.

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

As of September 30, 2017, all outstanding common stock options had been fully expensed. These options amounted to 365,000 at September 30, 2017, adjusted for the three-for-two stock split. As long as the employee remains employed by the Company, these options are exercisable through October 1, 2021.

On January 19, 2016, 30,000 Class B stock options (45,000 post stock split) were issued to an employee under the 2009 Plan. These options vest at 25% per year starting on January 19, 2017 and each year thereafter through January 19, 2020. As long as the employee remains employed by the Company, these options will be exercisable upon vesting and remain exercisable through October 1, 2021. The Company used the Black-Scholes pricing model to estimate the fair value of the options of $138,000 at time of grant. At September 30, 2017, $78,000 of compensation expense remained to be expensed through January 19, 2020. The following assumptions were used to determine the fair value of the stock options at time of grant:

Risk-free interest rate	2.5%
Expected life of options	10.0 years
Dividend yield	0.0%
Volatility	29.1%

On September 26, 2016, 30,000 Class B stock options were issued to an employee under the 2009 Plan. These options vest at 25% per year starting on September 26, 2017 and each year thereafter through September 26, 2020. As long as the employee remains employed by the Company, these options will be exercisable upon vesting and remain exercisable through September 26, 2026. The Company used the Black-Scholes pricing model to estimate the fair value of the options of $147,000 at time of grant. At September 30, 2017, $110,000 of compensation expense remained to be expensed through September 26, 2020. The following assumptions were used to determine the fair value of the stock options at time of grant:

Risk-free interest rate	2.25%
Expected life of options	10.0 years
Dividend yield	0.0%
Volatility	29.2%

As of September 30, 2017, 482,000 shares of Company common stock and 100,000 shares of Class B stock are available for granting of Awards under the 2009 Plan.

The following table summarizes option activity under the 2009 Plan:

	Number of Shares	Average Exercise Price Per Share
Options outstanding at September 30, 2014	474,750	$5.103
Options exercised during fiscal 2015	(28,125)	$4.839

Options outstanding at September 30, 2015	446,625	$5.120
Options granted	75,000	$8.760
Options exercised during fiscal 2016	(37,875)	$5.126

Options outstanding at September 30, 2016	483,750	$5.684
Options exercised during fiscal 2017	(43,750)	$5.126

Options outstanding at September 30, 2017	440,000	$5.739

No options were granted, forfeited or cancelled during the year ended September 30, 2017. The weighted average remaining contractual life on the options outstanding as of September 30, 2017 is 4.3 years under the 2009 Plan.

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

As of September 30, 2017, there were no options available for future grants and there were no options outstanding under the 1997 Plan.

The following table summarizes option activity under the 1997 Plan:

	Number of Shares	Exercise Price Per Share
Outstanding at September 30, 2014 and 2015	41,250	$6.213
Options exercised during fiscal 2016	(30,000)	$6.213
Options expired during fiscal 2016	(11,250)	$6.213

Options outstanding at September 30, 2016	—

NOTE 12 - RELATED PARTY TRANSACTIONS

Marcar Leasing Corporation (“Marcar”) is engaged in leasing machinery and vehicles to the public and the Company. Marcar is owned by family members of the Company’s chairman. New leases between the Company and Marcar provide for equal monthly payments. During fiscal 2017, 2016 and 2015, the Company made lease payments to Marcar totaling $125,000, $147,000 and $136,000, respectively.

Subsequent Event

On October 5, 2017, the Company agreed to purchase all of the leased vehicles under contract with Marcar for $320,000.  The Company has no further obligation to Marcar.

SUPPLEMENTARY DATA - SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

	For the Quarters Ended
	12/31/16	3/31/17	6/30/17	9/30/17	Fiscal 2017
Net Revenue	$15,783,000	$22,526,000	$23,743,000	$18,556,000	$80,608,000
Gross Profit	4,150,000	6,657,000	6,690,000	3,662,000	21,159,000
Other income (expense), net	448,000	818,000	(72,000)	748,000	1,942,000
Net income	1,394,000	3,415,000	2,588,000	1,021,000	8,418,000
Net income per common share:
Basic	$0.10	$0.24	$0.18	$0.07	$0.58
Diluted	$0.10	$0.23	$0.18	$0.07	$0.57
Weighted-average common shares outstanding
Basic	14,380,000	14,390,000	14,400,000	14,414,000	14,396,000
Diluted	14,589,000	14,597,000	14,699,000	14,700,000	14,680,000

	For the Quarters Ended
	12/31/15	3/31/16	6/30/16	9/30/16	Fiscal 2016
Net Revenue	$13,258,000	$22,078,000	$19,863,000	$14,792,000	$69,991,000
Gross Profit	3,282,000	5,441,000	5,151,000	3,651,000	17,525,000
Other income (expense), net	979,000	(285,000)	563,000	327,000	1,584,000
Net income	1,575,000	1,630,000	2,114,000	1,724,000	7,043,000
Net income per common share:
Basic	$0.11	$0.11	$0.15	$0.12	$0.49
Diluted	$0.11	$0.11	$0.15	$0.12	$0.48
Weighted-average common shares outstanding
Basic	14,307,000	14,320,000	14,333,000	14,368,000	14,334,000
Diluted	14,425,000	14,489,000	14,550,000	14,616,000	14,524,000

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

ITEM 9A.	CONTROLS AND PROCEDURES

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

As of the end of the period covered by this Report, the Company conducted an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Exchange Act Rules 13a-15(b). Based on this evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of September 30, 2017.

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

In order to ensure that the Company’s internal control over financial reporting is effective, management regularly assesses such controls and did so most recently as of September 30, 2017. This assessment was based on criteria for effective internal control over financial reporting described in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management believes the Company maintained effective internal control over financial reporting as of September 30, 2017. The effectiveness of our internal control over financial reporting as of September 30, 2017 has been audited by Moore Stephens Lovelace, P.A., an independent registered public accounting firm, as stated in their report that is included herein.

Changes in Internal Control over Financial Reporting

The Company’s management, including the Chief Executive Officer and Chief Financial Officer, has reviewed the Company’s internal control over financial reporting. There were no changes in the Company’s internal control over financial reporting during the year ended September 30, 2017 that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

None

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this Item 10 is incorporated herein by reference to the Company’s Definitive 2018 Proxy Statement for the Annual Meeting of Stockholders.

ITEM 11.	EXECUTIVE COMPENSATION

The information required by this Item 11 is incorporated herein by reference to the Company’s Definitive 2018 Proxy Statement for the Annual Meeting of Stockholders.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this Item 12 is incorporated herein by reference to the Company’s Definitive 2018 Proxy Statement for the Annual Meeting of Stockholders.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this Item 13 is incorporated herein by reference to the Company’s Definitive 2018 Proxy Statement for the Annual Meeting of Stockholders.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this Item 14 is incorporated herein by reference to the Company’s Definitive 2018 Proxy Statement for the Annual Meeting of Stockholders.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	A listing of financial statements and financial statement schedules filed as part of this Report and which financial statements and schedules are incorporated into this report by reference, is set forth in the “Index to Financial Statements and Financial Statement Schedules” in Item 8 hereof.

(b)	Exhibit Index

EXHIBIT NUMBER	DESCRIPTION	FILED HEREWITH

3.1	Restated Certificate of Incorporation of Company, incorporated by reference to Exhibit 3.1 to Registration No. 33-627 (P)

3.2	Amended and Restated By-Laws of Gencor Industries, Inc., incorporated by reference to Exhibit 3.2 to the Company’s Annual Report on Form 10-K for the year ended September 30, 2007

3.3	Certificate of Amendment, changing name of Mechtron International Corporation to Gencor Industries, Inc. and adding a “twelfth” article regarding director liability limitation, incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 1987 (P)

4.1	Form of Common Stock certificate, incorporated by reference to Exhibit 4.1 to Registration No. 33-627 (P)

10.1	The Company’s 2009 Incentive Compensation Plan, as incorporated by reference to the Company’s 2009 Proxy Statement filed with the Securities and Exchange Commission on Schedule 14A on January 28, 2009

10.5	Form of Agreement for Nonqualified Stock Options granted in 1986, incorporated by reference to the Annual Report on Form 10-K for the year ended December 31, 1986 (P)

10.11	1997 Stock Option Plan incorporated by reference to Exhibit A to the Company’s Proxy Statement on 14A, filed March 3, 1997

10.12	First Amendment to the Stock Option Plan Agreement incorporated by reference to Exhibit 10.12 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2006

21.1	Subsidiaries of the Registrant	X

23.1	Consent of Independent Registered Public Accountants	X

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a – 14(a) of the Securities Exchange Act of 1934, as amended	X

31.2	Certification of Chief Financial Officer Pursuant to Rule 13a – 14(a) of the Securities Exchange Act of 1934, as amended	X

32.1	Certifications of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U. S. C. Section 1350	X

EXHIBIT NUMBER	DESCRIPTION	FILED HEREWITH

101.INS	XBRL Instance Document	X

101.SCH	XBRL Taxonomy Extension Schema	X

101.CAL	XBRL Taxonomy Extension Calculation Linkbase	X

101.DEF	XBRL Taxonomy Extension Definition Linkbase	X

101.LAB	XBRL Taxonomy Extension Label Linkbase	X

101.PRE	XBRL Taxonomy Extension Presentation Linkbase	X

SIGNATURES

Pursuant to the requirements of Sections 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: December 6, 2017	GENCOR INDUSTRIES, INC.
(Registrant)

/s/ John E. Elliott
John E. Elliott
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated. The signatures of Directors constitute a majority of Directors.

/s/ E.J. Elliott		/s/ John E. Elliott
E.J. Elliott	December 6, 2017	John E. Elliott	December 6, 2017
Chairman		Chief Executive Officer
(Principal Executive Officer)

/s/ Marc G. Elliott		/s/ Eric E. Mellen
Marc G. Elliott	December 6, 2017	Eric E. Mellen	December 6, 2017
President		Chief Financial Officer
(Principal Financial and Accounting Officer)

/s/ James P. Sharp		/s/ Cort J. Dondero
James P. Sharp	December 6, 2017	Cort J. Dondero	December 6, 2017
Director		Director

/s/ Randolph H. Fields		/s/ David A. Air
Randolph H. Fields	December 6, 2017	David A. Air	December 6, 2017
Director		Director