Form 10-Q
period 2017-12-31
GENCOR INDUSTRIES INC
filed 2018-02-02
CIK 64472

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 2017

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at February 1, 2018
Common stock, $.10 par value	12,181,837 shares
Class B stock, $.10 par value	2,288,857 shares

GENCOR INDUSTRIES, INC.

Introductory Note: Caution Concerning Forward-Looking Statements

This Form 10-Q Report and the Company’s other communications and statements may contain “forward-looking statements,” including statements about the Company’s beliefs, plans, objectives, goals, expectations, estimates, projections and intentions. These statements are subject to significant risks and uncertainties and are subject to change based on various factors, many of which are beyond the Company’s control. The words “may,” “could,” “should,” “would,” “believe,” “anticipate,” “estimate,” “expect,” “intend,” “plan,” “target,” “goal,” and similar expressions are intended to identify forward-looking statements. All forward-looking statements, by their nature, are subject to risks and uncertainties. The Company’s actual future results may differ materially from those set forth in its forward-looking statements. For information concerning these factors and related matters, see Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” in this Report, and the following sections of the Company’s Annual Report on Form 10-K for the year ended September 30, 2017: (a) “Risk Factors” in Part I, and (b) “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II. However, other factors besides those referenced could adversely affect the Company’s results, and you should not consider any such list of factors to be a complete set of all potential risks or uncertainties. Any forward-looking statements made by the Company herein speak as of the date of this Report. The Company does not undertake to update any forward-looking statement, except as required by law.

Unless the context otherwise indicates, all references in this Report to the “Company,” “Gencor,” “we,” “us,” or “our,” or similar words are to Gencor Industries, Inc. and its subsidiaries.

Part I. Financial Information

GENCOR INDUSTRIES, INC.

Condensed Consolidated Balance Sheets

	December 31, 2017 (Unaudited)	September 30, 2017
ASSETS
Current assets:
Cash and cash equivalents	$24,863,000	$22,933,000
Marketable securities at fair value (cost $87,605,000 at December 31, 2017 and $86,967,000 at September 30, 2017)	88,340,000	87,886,000
Accounts receivable, less allowance for doubtful accounts of $240,000 at December 31, 2017 and $207,000 at September 30, 2017	1,317,000	1,184,000
Costs and estimated earnings in excess of billings	5,727,000	6,768,000
Inventories, net	16,925,000	16,687,000
Prepaid expenses & other current assets	1,250,000	1,660,000

Total Current Assets	138,422,000	137,118,000

Property and equipment, net of accumulated depreciation	7,376,000	5,722,000
Other assets	53,000	53,000

Total Assets	$145,851,000	$142,893,000

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$3,315,000	$1,320,000
Customer deposits	7,313,000	8,628,000
Accrued expenses	2,799,000	2,426,000

Total Current Liabilities	13,427,000	12,374,000

Deferred and other income taxes	875,000	1,601,000

Total Liabilities	14,302,000	13,975,000

Commitments and contingencies
Shareholders’ equity:
Preferred stock, par value $.10 per share; authorized 300,000 shares; none issued	—	—
Common stock, par value $.10 per share; 15,000,000 shares authorized; 12,181,837 shares and 12,154,829 shares issued and outstanding at December 31, 2017 and September 30, 2017, respectively	1,218,000	1,215,000
Class B Stock, par value $.10 per share; 6,000,000 shares authorized; 2,288,857 and 2,263,857 shares issued and outstanding at December 31, 2017 and September 30, 2017, respectively	229,000	226,000
Capital in excess of par value	11,457,000	11,178,000
Retained earnings	118,645,000	116,299,000

Total Shareholders’ Equity	131,549,000	128,918,000

Total Liabilities and Shareholders’ Equity	$145,851,000	$142,893,000

See accompanying Notes to Condensed Consolidated Financial Statements

GENCOR INDUSTRIES, INC.

Condensed Consolidated Statements of Income

(Unaudited)

	For the Quarters Ended December 31,
	2017	2016
Net revenue	$23,122,000	$15,783,000

Costs and expenses:
Production costs	18,039,000	11,633,000
Product engineering and development	700,000	416,000
Selling, general and administrative	2,692,000	2,190,000

	21,431,000	14,239,000

Operating income	1,691,000	1,544,000

Other income (expense), net:
Interest and dividend income, net of fees	293,000	41,000
Realized and unrealized gains on marketable securities, net	161,000	407,000
Other	4,000	—

	458,000	448,000

Income before income tax expense (benefit)	2,149,000	1,992,000
Income tax expense (benefit)	(197,000)	598,000

Net income	$2,346,000	$1,394,000

Basic Income per Common Share:
Net income per share	$0.16	$0.10

Diluted Income per Common Share:
Net income per share	$0.16	$0.10

See accompanying Notes to Condensed Consolidated Financial Statements

GENCOR INDUSTRIES, INC.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	For the Quarters Ended December 31,
	2017	2016
Cash flows from operating activities:
Net income	$2,346,000	$1,394,000
Adjustments to reconcile net income to cash provided by operating activities:
Purchases of marketable securities	(53,513,000)	(177,343,000)
Proceeds from sale and maturity of marketable securities	53,177,000	177,196,000
Change in fair value of marketable securities	(118,000)	(301,000)
Deferred income taxes	(726,000)	46,000
Depreciation and amortization	300,000	310,000
Provision for doubtful accounts	—	50,000
Stock-based compensation	18,000	18,000
Changes in assets and liabilities:
Accounts receivable	(133,000)	266,000
Costs and estimated earnings in excess of billings	1,041,000	(1,770,000)
Inventories	(238,000)	(903,000)
Prepaid expenses & other current assets	410,000	62,000
Accounts payable	1,995,000	448,000
Customer deposits	(1,315,000)	3,033,000
Accrued expenses	373,000	79,000

Total adjustments	1,271,000	1,191,000

Cash flows provided by operating activities	3,617,000	2,585,000

Cash flows from investing activities:
Capital expenditures	(1,954,000)	(252,000)

Cash flows used in investing activities	(1,954,000)	(252,000)

Cash flows from financing activities:
Proceeds from stock option exercises	267,000	10,000

Cash flows provided by financing activities	267,000	10,000

Net increase in cash and cash equivalents	1,930,000	2,343,000
Cash and cash equivalents at:
Beginning of period	22,933,000	18,219,000

End of period	$24,863,000	$20,562,000

See accompanying Notes to Condensed Consolidated Financial Statements

GENCOR INDUSTRIES, INC.

Notes to Condensed Consolidated Financial Statements

For the Quarter Ended December 31, 2017

(Unaudited)

Note 1—Basis of Presentation

The accompanying condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all material adjustments (consisting of normal, recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the quarter ended December 31, 2017 are not necessarily indicative of the results that may be expected for the year ending September 30, 2018.

The accompanying Condensed Consolidated Balance Sheet at September 30, 2017 has been derived from the audited financial statements at that date but does not include all of the information and notes required by generally accepted accounting principles for complete financial statements.

For further information, refer to the consolidated financial statements and notes thereto included in the Gencor Industries, Inc. Annual Report on Form 10-K for the year ended September 30, 2017.

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

The fair value of marketable equity securities, mutual funds, exchange-traded funds, corporate bonds, government securities, and cash and money funds are substantially based on quoted market prices (Level 1). Corporate bonds are valued using market standard valuation methodologies, including: discounted cash flow methodologies, and matrix pricing or other similar techniques. The inputs to these market standard valuation methodologies include, but are not limited to: interest rates, credit standing of the issuer or counterparty, industry sector of the issuer, coupon rate, call provisions, maturity, estimated duration and assumptions regarding liquidity and estimated future cash flows. In addition to bond characteristics, the valuation methodologies incorporate market data, such as actual trades completed, bids and actual dealer quotes, where such information is available. Accordingly, the estimated fair values are based on available market information and judgments about financial instruments (Level 2). Fair values of the Level 2 investments are provided by the Company’s professional investment management firm.

The following table sets forth, by level, within the fair value hierarchy, the Company’s assets measured at fair value as of December 31, 2017:

	Fair Value Measurements
	Level 1	Level 2	Level 3	Total
Equities	$10,777,000	$—	$—	$10,777,000
Mutual Funds	8,730,000	—	—	8,730,000
Exchange-Traded Funds	4,508,000	—	—	4,508,000
Corporate Bonds	—	16,387,000	—	16,387,000
Government Securities	42,499,000	—	—	42,499,000
Cash and Money Funds	5,439,000	—	—	5,439,000

Total	$71,953,000	$16,387,000	$—	$88,340,000

Net unrealized losses recognized during the quarter ended December 31, 2017 on trading securities still held as of December 31, 2017 were $(184,000). There were no transfers of investments between Level 1 and Level 2 during the quarter ended December 31, 2017.

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

Net unrealized gains recognized during the quarter ended December 31, 2016 on trading securities still held as of December 31, 2016 were $153,000. There were no transfers of investments between Level 1 and Level 2 during the quarter ended December 31, 2016.

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

Net inventories at December 31, 2017 and September 30, 2017 consist of the following:

	December 31, 2017	September 30, 2017
Raw materials	$11,001,000	$9,407,000
Work in process	1,234,000	3,098,000
Finished goods	4,674,000	4,166,000
Used equipment	16,000	16,000

	$16,925,000	$16,687,000

Note 4—Costs and Estimated Earnings in Excess of Billings

Costs and estimated earnings in excess of billings on uncompleted contracts as of December 31, 2017 and September 30, 2017 consist of the following:

	December 31, 2017	September 30, 2017
Costs incurred on uncompleted contracts	$14,252,000	$10,250,000
Estimated earnings	4,221,000	3,161,000

	18,473,000	13,411,000
Billings to date	12,746,000	6,643,000

Costs and estimated earnings in excess of billings	$5,727,000	$6,768,000

Note 5—Earnings per Share Data

The following table sets forth the computation of basic and diluted earnings per share for the quarters ended December 31, 2017 and 2016:

	December 31, 2017	December 31, 2016
Net income	$2,346,000	$1,394,000

Common Shares:
Weighted-average common shares outstanding	14,458,000	14,380,000
Effect of dilutive stock options	265,000	209,000

Weighted-average diluted shares outstanding	14,723,000	14,589,000

Basic:
Net income per share	$0.16	$0.10

Diluted:
Net income per share	$0.16	$0.10

Basic earnings per share is based on the weighted-average number of shares outstanding. Diluted earnings per share is based on the sum of the weighted-average number of shares outstanding plus common stock equivalents.

Weighted-average shares issuable upon the exercise of stock options included in the diluted earnings per share calculation for the quarter ended December 31, 2017 were 401,000, which equates to 265,000 dilutive common stock equivalents. Weighted-average shares issuable upon the exercise of stock options included in the diluted earnings per share calculation for the quarter ended December 31, 2016 were 482,000, which equated to 209,000 dilutive common stock equivalents. Weighted-average shares issuable upon the exercise of stock options, which were not included in the diluted earnings per share calculations because they were anti-dilutive, were zero for the quarters ended December 31, 2017 and 2016.

Note 6—Customers with 10% (or greater) of Net Revenues

Approximately 5.7% of net revenues in the quarter ended December 31, 2017 and 10.0% of net revenues for the quarter ended December 31, 2016 were from entities owned by a global company.

Four other customers accounted for 19.3%, 13.9%, 12.6% and 12.0% of net revenues, respectively, for the quarter ended December 31, 2017. Net revenues for each of these four customers were less than 1% during the prior year comparative periods.

Note 7—Income Taxes

On December 22, 2017, the U.S. Tax Cuts and Jobs Act (the “Tax Reform Act”) was signed into law by President Donald Trump. The Tax Reform Act significantly lowered the U.S. corporate income tax rate from 35% to 21% effective January 1, 2018, while also repealing the deduction for domestic production activities, implementing a territorial tax system and imposing repatriation tax on deemed repatriated earnings of foreign subsidiaries. U.S. GAAP requires that the impact of tax legislation be recognized in the period in which the law was enacted. As a result of the Tax Reform Act, the Company recorded a tax benefit of $0.7 million due to re-measurement of its deferred tax liability, in the three months ended December 31, 2017. The tax benefit represents the Company’s current best estimates. The amounts incorporate assumptions made based upon the Company’s current interpretation of the Tax Reform Act and may change as the Company receives additional clarification and implementation guidance.

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

Results of Operations

Quarter Ended December 31, 2017 versus December 31, 2016

Net revenues for the quarters ended December 31, 2017 and December 31, 2016 were $23,122,000 and $15,783,000, respectively, an increase of $7,339,000 or 46.5%. The FAST Act, along with plans to increase domestic infrastructure spending at the federal level, has resulted in an increase in asphalt plant and component orders. Domestic highway contractors continue to have a positive outlook supported by favorable market conditions.

As a percent of sales, gross profit margins were 22.0% in the quarter ended December 31, 2017, compared to 26.3% in the quarter ended December 31, 2016. Gross profit margins declined as the Company increased its manufacturing overhead to support the significantly higher production, as annual revenues have doubled over the past two years.

Product engineering and development expenses increased $284,000 for the quarter ended December 31, 2017 as compared to the quarter ended December 31, 2016, due to increased staffing to meet the higher demands for our engineered products. Selling, general and administrative (“SG&A”) expenses increased $502,000 to $2,692,000 for the quarter ended December 31, 2017, compared to the quarter ended December 31, 2016. Headcount additions, higher sales commissions, and increased advertising and trade show expenses to capitalize on the renewed optimism within the highway construction industry contributed to most of the increase in SG&A expenses.

As a result of the improved revenues, the Company had higher operating income of $1,691,000 for the quarter ended December 31, 2017 versus operating income of $1,544,000 for the quarter ended December 31, 2016.

For the quarter ended December 31, 2017, interest and dividend income, net of fees, from the investment portfolio was $293,000 as compared to $41,000 in the quarter ended December 31, 2016. The increase was due to additional interest income from investments in corporate bonds. The net realized and unrealized gains on marketable securities were $161,000 for the quarter ended December 31, 2017 versus $407,000 for the quarter ended December 31, 2016.

The effective income tax rate for the quarter ended December 31, 2017 was a benefit of (9.2%) compared to expense of 30.0% for the quarter ended December 31, 2016. The 2017 benefit resulted from a $0.7 million adjustment to the net deferred tax liability as a result of applying the lower corporate tax rates to comply with the recently enacted Tax Reform.

Net income for the quarter ended December 31, 2017 was $2,346,000 or $0.16 basic and diluted earnings per share versus net income of $1,394,000 or $0.10 basic and diluted earnings per share for the quarter ended December 31, 2016.

Liquidity and Capital Resources

The Company generates capital resources through operations and returns on its investments.

The Company had no long-term debt outstanding at December 31, 2017 or September 30, 2017. The Company does not currently require a credit facility. As of December 31, 2017, the Company had funded $135,000 in cash deposits at insurance companies to cover collateral needs.

As of December 31, 2017, the Company had $24,863,000 in cash and cash equivalents, and $88,340,000 in marketable securities, including $42,499,000 in government securities, $16,387,000 in corporate bonds, $10,777,000 in equities, $8,730,000 in mutual funds, $4,508,000 in exchange-traded funds and $5,439,000 in cash and money funds. The marketable securities are invested through a global professional investment management firm. These securities may be liquidated at any time into cash and cash equivalents.

The Company’s backlog was $50.2 million at December 31, 2017, compared to $40.8 million at December 31, 2016. The Company’s working capital (defined as current assets less current liabilities) was equal to $125.0 million at December 31, 2017 and $124.7 million at September 30, 2017. The significant purchases, sales and maturities of marketable securities shown on the condensed consolidated statements of cash flows reflect the recurring purchase and sale of United States treasury bills. Cash provided by operations during the quarter ended December 31, 2017 was $3,617,000. Costs and estimated earnings in excess of billings decreased $1,041,000 and customer deposits decreased $1,315,000, reflecting the percentage of completion and timing of recognition of revenues on jobs-in-progress at December 31, 2017. Accounts payable increased from increased raw material purchases for production to meet the growth in customer orders.

Cash used in investing activities for the quarter ended December 31, 2017 of $1,954,000 related to capital expenditures, primarily new manufacturing machinery for handling and processing raw materials. Cash provided by financing activities of $267,000 for the quarter ended December 31, 2017 related to proceeds from the exercise of stock options.

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

For information concerning these factors and related matters, see the following sections of the Company’s Annual Report on Form 10-K for the year ended September 30, 2017: (a) “Risk Factors” in Part I and (b) “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II. However, other factors besides those referenced could adversely affect the Company’s results, and you should not consider any such list of factors to be a complete set of all potential risks or uncertainties. Any forward-looking statements made by the Company herein speak as of the date of this Report. The Company does not undertake to update any forward-looking statements, except as required by law.

Critical Accounting Policies, Estimates and Assumptions

The Company believes the following discussion addresses its most critical accounting policies, which are those that are most important to the portrayal of the financial condition and results of operations and require management’s most difficult, subjective, or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain. Accounting policies, in addition to the critical accounting policies referenced below, are presented in Note 1 to the Company’s Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended September 30, 2017, “Accounting Policies.”

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

Revenues & Expenses

Revenues from contracts for the design, manufacture and sale of asphalt plants are recognized under the percentage-of-completion method. The percentage-of-completion method of accounting for these contracts recognizes revenue, net of any promotional discounts, and costs in proportion to actual labor costs incurred as compared with total estimated labor costs expected to be incurred during the entire contract. Pre-contract costs are expensed as incurred. Changes to total estimated contract costs or losses, if any, are recognized in the period in which they are determined. Revenue recognized in excess of amounts billed is classified as current assets under “costs and estimated earnings in excess of billings.” The Company anticipates that all incurred costs associated with these contracts at December 31, 2017, will be billed and collected within one year.

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

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers: (Topic 606) (“ASU 2014-09”), amending its accounting guidance related to revenue recognition. Under this ASU and subsequently issued amendments, revenue is recognized to depict the transfer of goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The standard is effective for annual periods beginning after December 15, 2017. The Company plans to adopt the new standard in fiscal 2019. The Company does not expect the adoption of this standard to have a material impact on its results of operations and is currently evaluating which one of the two retrospective methods will be used for implementation.

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

At December 31, 2017 and September 30, 2017, the Company had no debt outstanding and there was no credit facility in place. The Company does not currently require a credit facility but continues to evaluate its needs and options for such a facility.

The Company’s marketable securities are invested in cash and money funds, equities, mutual funds, exchange-traded funds, corporate bonds, and government securities through a professional investment advisor. Investment securities are exposed to various risks, such as interest rate, market and credit risks. Due to the level of risk associated with certain investment securities and the level of uncertainty related to changes in the value of securities, it is possible that changes in these risk factors could have an adverse material impact on the Company’s results of operations or equity.

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

Changes in Internal Control over Financial Reporting

The Company’s management, including the Chief Executive Officer and Chief Financial Officer, has reviewed the Company’s internal control over financial reporting. There were no changes in the Company’s internal control over financial reporting during the quarter ended December 31, 2017 that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Part II. Other Information

ITEM 1. LEGAL PROCEEDINGS

From time to time the Company is engaged in legal proceedings in the ordinary course of business. We do not believe any current legal proceedings are material to our business.

ITEM 1A. RISK FACTORS

There have been no material changes in our risk factors from those set forth in Part I, Item 1A, “Risk Factors” contained in our Annual Report on Form 10K for the period ended September 30, 2017, as filed with the SEC on December 6, 2017.

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

February 2, 2018

/s/ Eric E. Mellen
Eric E. Mellen
Chief Financial Officer
(Principal Financial and Accounting Officer)

February 2, 2018