Form 10-Q
period 2018-03-31
GENCOR INDUSTRIES INC
filed 2018-05-03
CIK 64472

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2018

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD: From ______________ to ________________

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at May 1, 2018
Common stock, $.10 par value	12,196,837 shares
Class B stock, $.10 par value	2,288,857 shares

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

Part I. Financial Information

GENCOR INDUSTRIES, INC.

Condensed Consolidated Balance Sheets

	March 31, 2018	September 30, 2017
ASSETS	(Unaudited)
Current Assets:
Cash and cash equivalents	$22,883,000	$22,933,000
Marketable securities at fair value (cost $88,520,000 at March 31, 2018 and $86,967,000 at September 30, 2017)	88,004,000	87,886,000
Accounts receivable, less allowance for doubtful accounts of $181,000 at March 31, 2018 and $207,000 at September 30, 2017	1,830,000	1,184,000
Costs and estimated earnings in excess of billings	10,928,000	6,768,000
Inventories, net	15,076,000	16,687,000
Prepaid expenses and other current assets	783,000	1,660,000

Total Current Assets	139,504,000	137,118,000

Property and equipment, net	7,783,000	5,722,000
Other assets	53,000	53,000

Total Assets	$147,340,000	$142,893,000

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$3,704,000	$1,320,000
Customer deposits	5,187,000	8,628,000
Accrued expenses	2,410,000	2,426,000

Total Current Liabilities	11,301,000	12,374,000

Deferred and other income taxes	634,000	1,601,000

Total Liabilities	11,935,000	13,975,000

Commitments and contingencies
Shareholders’ Equity:
Preferred stock, par value $.10 per share; 300,000 shares authorized; none issued	—	—
Common stock, par value $.10 per share; 15,000,000 shares authorized;
12,196,837 and 12,154,829 shares issued and outstanding at March 31, 2018 and September 30, 2017, respectively	1,220,000	1,215,000
Class B Stock, par value $.10 per share; 6,000,000 shares authorized;
2,288,857 and 2,263,857 shares issued and outstanding at March 31, 2018 and September 30, 2017, respectively	229,000	226,000
Capital in excess of par value	11,547,000	11,178,000
Retained earnings	122,409,000	116,299,000

Total Shareholders’ Equity	135,405,000	128,918,000

Total Liabilities and Shareholders’ Equity	$147,340,000	$142,893,000

See accompanying Notes to Condensed Consolidated Financial Statements

GENCOR INDUSTRIES, INC.

Condensed Consolidated Statements of Income

(Unaudited)

	For the Quarters Ended March 31,		For the Six Months Ended March 31,
	2018	2017	2018	2017
Net revenue	$30,829,000	$22,526,000	$53,951,000	$38,309,000
Costs and expenses:
Production costs	22,059,000	15,869,000	40,098,000	27,502,000
Product engineering and development	758,000	470,000	1,458,000	886,000
Selling, general and administrative	2,921,000	2,127,000	5,613,000	4,317,000

	25,738,000	18,466,000	47,169,000	32,705,000

Operating income	5,091,000	4,060,000	6,782,000	5,604,000
Other income (expense), net:
Interest and dividend income, net of fees	383,000	162,000	676,000	203,000
Net realized and unrealized gains (losses) on marketable securities	(719,000)	656,000	(558,000)	1,063,000
Other	3,000	—	7,000	—

	(333,000)	818,000	125,000	1,266,000

Income before income tax expense	4,758,000	4,878,000	6,907,000	6,870,000
Income tax expense	994,000	1,463,000	797,000	2,061,000

Net income	$3,764,000	$3,415,000	$6,110,000	$4,809,000

Basic Income per Common Share:
Net income per share	$0.26	$0.24	$0.42	$0.33

Diluted Income per Common Share:
Net income per share	$0.26	$0.23	$0.41	$0.33

See accompanying Notes to Condensed Consolidated Financial Statements

GENCOR INDUSTRIES, INC.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	For the Six Months Ended March 31,
	2018	2017
Cash flows from operations:
Net income	$6,110,000	$4,809,000
Adjustments to reconcile net income to cash provided by operating activities:

Purchases of marketable securities	(140,032,000)	(306,744,000)
Proceeds from sale and maturity of marketable securities	139,275,000	306,339,000
Change in fair value of marketable securities	639,000	(861,000)
Deferred income taxes	(967,000)	108,000
Depreciation and amortization	648,000	605,000
Provision for doubtful accounts	—	50,000
Stock-based compensation	36,000	36,000
Changes in assets and liabilities:
Accounts receivable	(646,000)	(632,000)
Costs and estimated earnings in excess of billings	(4,160,000)	3,241,000
Inventories	1,611,000	(2,964,000)
Prepaid expenses and other current assets	877,000	309,000
Accounts payable	2,384,000	1,698,000
Customer deposits	(3,441,000)	2,795,000
Accrued expenses	(15,000)	350,000

Total adjustments	(3,791,000)	4,330,000

Cash flows provided by operating activities	2,319,000	9,139,000

Cash flows used in investing activities:
Capital expenditures	(2,709,000)	(420,000)

Cash flows used in investing activities	(2,709,000)	(420,000)

Cash flows from financing activities:
Proceeds from stock option exercises	340,000	98,000

Cash flows provided by financing activities	340,000	98,000

Net (decrease) increase in cash	(50,000)	8,817,000
Cash and cash equivalents at:
Beginning of period	22,933,000	18,219,000

End of period	$22,883,000	$27,036,000

See accompanying Notes to Condensed Consolidated Financial Statements

GENCOR INDUSTRIES, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Note 1—Basis of Presentation

The accompanying Condensed Consolidated Financial Statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all material adjustments (consisting of normal, recurring adjustments) considered necessary for a fair presentation have been included in the interim financial information. Operating results for the quarter and six months ended March 31, 2018 are not necessarily indicative of the results that may be expected for the year ending September 30, 2018.

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

The following table sets forth by level, within the fair value hierarchy, the Company’s assets measured at fair value as of March 31, 2018:

	Fair Value Measurements
	Level 1	Level 2	Level 3	Total
Equities	$13,835,000	$—	$—	$13,835,000
Mutual Funds	8,711,000	—	—	8,711,000
Exchange-Traded Funds	5,025,000	—	—	5,025,000
Corporate Bonds	—	28,062,000	—	28,062,000
Government Securities	27,976,000	—	—	27,976,000
Cash and Money Funds	4,395,000	—	—	4,395,000

Total	$59,942,000	$28,062,000	$—	$88,004,000

Net unrealized losses included in the Condensed Consolidated Statements of Income for the quarter and six months ended March 31, 2018, on trading securities still held as of March 31, 2018, were $(1,251,000) and $(1,435,000), respectively. There were no transfers of investments between Level 1 and Level 2 during the six months ended March 31, 2018.

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

Note 3—Inventories

Inventories are valued at the lower of cost or market, with cost being determined principally by using the last-in, first-out (“LIFO”) method and market defined as replacement cost for raw materials and net realizable value for work in process and finished goods. Appropriate consideration is given to obsolescence, excessive levels, deterioration, possible alternative uses and other factors in determining net realizable value. The cost of work in process and finished goods includes materials, direct labor, variable costs and overhead. The Company evaluates the need to record inventory allowances on all inventories, including raw material, work in process, finished goods, spare parts and used equipment. Used equipment acquired by the Company on trade-in from customers is included in inventory and carried at estimated net realizable value. Unless specific circumstances warrant different treatment regarding inventory obsolescence, the cost basis of inventories three to four years old is reduced by 50%, while the cost basis of inventories four to five years old is reduced by 75%, and the cost basis of inventories greater than five years old is reduced to zero. Inventory is typically reviewed for obsolescence on an annual basis computed as of

September 30, the Company’s fiscal year end. If significant known changes in trends, technology or other specific circumstances that warrant consideration occur during the year, then the impact on obsolescence is considered at that time. No such provisions were made during the quarter or six months ended March 31, 2018.

Net inventories at March 31, 2018 and September 30, 2017 consist of the following:

	March 31, 2018	September 30, 2017
Raw materials	$10,072,000	$9,407,000
Work in process	491,000	3,098,000
Finished goods	4,497,000	4,166,000
Used equipment	16,000	16,000

	$15,076,000	$16,687,000

Note 4—Costs and Estimated Earnings in Excess of Billings

Costs and estimated earnings in excess of billings on uncompleted contracts as of March 31, 2018 and September 30, 2017 consist of the following:

	March 31, 2018	September 30, 2017
Costs incurred on uncompleted contracts	$15,741,000	$10,250,000
Estimated earnings	5,999,000	3,161,000

	21,740,000	13,411,000
Billings to date	10,812,000	6,643,000

Costs and estimated earnings in excess of billings	$10,928,000	$6,768,000

Note 5—Earnings per Share Data

The Condensed Consolidated Financial Statements include basic and diluted earnings per share information. The following table sets forth the computation of basic and diluted earnings per share for the quarters and six months ended March 31, 2018 and 2017:

	Quarter Ended March 31,		Six Months Ended March 31,
	2018	2017	2018	2017
Net Income	$3,764,000	$3,415,000	$6,110,000	$4,809,000

Common Shares:
Weighted average common shares outstanding	14,482,000	14,390,000	14,470,000	14,384,000
Effect of dilutive stock options	246,000	207,000	255,000	210,000

Diluted shares outstanding	14,728,000	14,597,000	14,725,000	14,594,000

Basic:
Net earnings per share	$0.26	$0.24	$0.42	$0.33

Diluted:
Net earnings per share	$0.26	$0.23	$0.41	$0.33

Basic earnings per share is based on the weighted-average number of shares outstanding. Diluted earnings per share is based on the sum of the weighted-average number of shares outstanding plus common stock equivalents.

The weighted-average shares issuable upon the exercise of stock options included in the diluted earnings per share calculation for the quarter and six months ended March 31, 2018 were 377,000 and 389,000, respectively, which equates to 246,000 and 255,000 dilutive common stock equivalents, respectively. The weighted-average shares issuable upon the exercise of stock options included in the diluted earnings per share calculation for the quarter and six months ended March 31, 2017 were 469,000 and 475,000, respectively, which equates to 207,000 and 210,000 dilutive common stock equivalents, respectively. There were no anti-dilutive shares for the quarters and six month periods ended March 31, 2018 and 2017.

Note 6 – Customers with 10% (or greater) of Net Revenues

During the quarter ended March 31, 2018, three customers accounted for 17.4%, 13.3%, and 13.3% of net revenues, and 10.1%, 12.7% and 7.8% of net revenues for the six months then ended.

Three different customers accounted for 15.0%, 13.5%, and 13.0% of net revenues for the quarter ended March 31, 2017, and 8.8%, 8.0% and 7.6% of net revenues for the six months then ended.

Note 7 – Income Taxes

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

During the first quarter of calendar 2018, the U.S. Government imposed tariffs on steel and aluminum imports from select countries. Several U.S. trading partners are exempt from these tariffs, or maybe exempt once negotiations are final. We will continue to monitor the potential for higher costs that may result from these tariffs.

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

Results of Operations

Quarter Ended March 31, 2018 versus March 31, 2017

Net revenues for the quarter ended March 31, 2018 increased 36.9% to $30,829,000, from $22,526,000 for the quarter ended March 31, 2017. The FAST Act, along with plans to increase domestic infrastructure spending at the federal level continue to generate strong demand for asphalt plant and component orders from domestic highway contractors.

As a percent of sales, gross profit margin was 28.4% in the quarter ended March 31, 2018, a decrease of 120 basis points from 29.6% in the quarter ended March 31, 2017. Gross profit margins declined slightly, as the Company experienced higher material costs.

Product engineering and development expenses increased $288,000 for the quarter ended March 31, 2018 as compared to the quarter ended March 31, 2017, due to increased staffing to meet the higher demands for our engineered products. Selling, general and administrative (“SG&A”) expenses increased $794,000 in the quarter ended March 31, 2018, compared to the quarter ended March 31, 2017. Headcount additions, higher sales commissions, and increased advertising and trade show expenses to capitalize on the renewed optimism within the highway construction industry contributed to most of the increase in SG&A expenses. As a percentage of net revenues, SG&A expenses were 9.5% in the quarter ended March 31, 2018, compared to 9.4% in the prior year.

The Company had operating income of $5,091,000 for the quarter ended March 31, 2018 versus $4,060,000 for the quarter ended March 31, 2017. Operating margins were 16.5% in the quarter ended March 31, 2018, compared to 18.0% in the prior year quarter. The decrease in operating margins was due to higher material costs and increased operating costs to support the higher production activity compared to the prior year.

For the quarter ended March 31, 2018, interest and dividend income, net of fees, from the investment portfolio was $383,000, compared to $162,000 for the quarter ended March 31, 2017. Net realized and unrealized losses on marketable securities were $(719,000) for the quarter ended March 31, 2018, compared to net realized and unrealized gains of $656,000 for the quarter ended March 31, 2017.

The effective income tax rate for the quarter ended March 31, 2018 was 20.9% versus 30.0% for the quarter ended March 31, 2017. Net income for the quarter ended March 31, 2018 was $3,764,000, or $0.26 per diluted share, versus $3,415,000, or $0.23 per diluted share, for the quarter ended March 31, 2017.

Six Months Ended March 31, 2018 versus March 31, 2017

Net sales for the six months ended March 31, 2018 and 2017 were $53,951,000 and $38,309,000, respectively, an increase of 40.8%, reflecting the impact of the FAST Act and positive outlook of our domestic customers.

Gross profit margin decreased to 25.7% in the six months ended March 31, 2018 from 28.2% in the six months ended March 31, 2017. The lower gross profit margin resulted from higher material costs, particularly steel, and increased manufacturing overhead to support the significantly higher production compared to prior year.

Product engineering and development expenses increased $572,000 in the six months ended March 31, 2018, compared to the six months ended March 31, 2017 on increased staffing. SG&A expenses increased $1,296,000 in the six months ended March 31, 2018, compared to the six months ended March 31, 2017. As a percentage of net revenues, SG&A expenses were 10.4%, compared to 11.3% in the prior six months. The higher SG&A expenses in 2018 were due to increased headcount, sales commissions and advertising expenses.

The Company had operating income of $6,782,000 for the six months ended March 31, 2018 versus $5,604,000 for the six months ended March 31, 2017, due to higher revenues. Operating margins were to 12.6% for the six months ended March 31, 2018, compared to 14.6% in the six months ended March 31, 2017.

For the six months ended March 31, 2018, interest and dividend income, net of fees, from the investment portfolio was $676,000, as compared to $203,000 for the six months ended March 31, 2017. Net realized and unrealized losses on marketable securities were $(558,000) for the six months ended March 31, 2018 versus net realized and unrealized gains of $1,063,000 for the six months ended March 31, 2017.

The effective income tax rate for the six months ended March 31, 2018 was 11.5% versus 30.0% for the six months ended March 31, 2017. The 2018 tax rate was impacted by a $0.7 million adjustment to the net deferred tax liability as a result of applying the lower corporate tax rates to comply with the recently enacted Tax Reform Act. Net income for the six months ended March 31, 2018 was $6,110,000, or $0.41 per diluted share, versus $4,809,000, or $0.33 per diluted share, for the six months ended March 31, 2017.

Liquidity and Capital Resources

The Company generates capital resources through operations and returns on its investments.

The Company had no long-term or short-term debt outstanding at March 31, 2018 or September 30, 2017. The Company does not currently require a credit facility. As of March 31, 2018, the Company had funded $135,000 in cash deposits at insurance companies to cover related collateral needs.

As of March 31, 2018, the Company had $22,883,000 in cash and cash equivalents, and $88,004,000 in marketable securities, including $28,062,000 in corporate bonds, $27,976,000 in government securities, $13,835,000 in equities, $8,711,000 in mutual funds, and $5,025,000 in exchange-traded funds, and $4,395,000 in cash and money funds. The marketable securities are invested through a global professional investment management firm. These securities may be liquidated at any time into cash and cash equivalents.

The Company’s backlog was $45.6 at March 31, 2018, compared to $42.9 million at March 31, 2017. The Company’s working capital (defined as current assets less current liabilities) was equal to $128.2 million at March 31, 2018 and $124.7 million at September 30, 2017. Cash provided by operations during the six months ended March 31, 2018 was $2,319,000. The significant purchases, sales and maturities of marketable securities shown on the Condensed Consolidated Statements of Cash Flows reflect the recurring purchase and sale of United States treasury bills. Accounts receivable increased $646,000 as parts sales increased during the quarter ended March 31, 2018, as compared to the quarter ended September 30, 2017. Costs and estimated earnings in excess of billings increased $4,160,000 due to the increase in the number of open percentage-of-completion jobs at March 31, 2018, compared to September 30, 2017. Inventories decreased $1,611,000 reflecting usage of purchased parts and raw materials for the increased jobs-in-progress at March 31, 2018, compared to September 30, 2017. Accounts payable increased $2,384,000, reflecting increased parts and raw material purchases. Customer deposits decreased $3,441,000, as the majority of open percentage-of-completion jobs neared completion, as compared to September 30, 2017.

Cash flows used in investing activities for the six months ended March 31, 2018 of $2,709,000 were related to capital expenditures. Cash flows from financing activities of $340,000 during the six months ended March 31, 2018 reflect the proceeds received from stock option exercises.

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

Revenues & Expenses

Revenues from contracts for the design, manufacture and sale of asphalt plants are recognized under the percentage-of-completion method. The percentage-of-completion method of accounting for these contracts recognizes revenue, net of any promotional discounts, and costs in proportion to actual labor costs incurred, as compared with total estimated labor costs expected to be incurred during the entire contract. Pre-contract costs are expensed as incurred. Changes to total estimated contract costs or losses, if any, are recognized in the period in which they are determined. Revenue recognized in excess of amounts billed is classified as current assets under “costs and estimated earnings in excess of billings.” The Company anticipates that all incurred costs associated with these contracts at March 31, 2018 will be billed and collected within one year.

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

At March 31, 2018 and September 30, 2017, the Company had no debt outstanding. The Company’s marketable securities are invested primarily in cash and money funds, equities, government securities, corporate bonds, mutual funds and exchange-traded funds through a global professional investment management firm. Investment securities are exposed to various risks, such as interest rate, market and credit risks. Due to the level of risk associated with investment securities, it is possible that changes in these risk factors could have an adverse material impact on the Company’s results of operations or equity.

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

Changes in Internal Control over Financial Reporting

The Company’s management, including the Chief Executive Officer and Principal Financial and Accounting Officer, has reviewed the Company’s internal control over financial reporting. There were no changes in the Company’s internal control over financial reporting during the quarter and six months ended March 31, 2018 that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

May 3, 2018

/s/ Eric E. Mellen
Eric E. Mellen
Chief Financial Officer (Principal Financial and Accounting Officer)

May 3, 2018