Form 10-Q
period 2018-06-30
GENCOR INDUSTRIES INC
filed 2018-08-02
CIK 64472

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2018

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD:

From                      to

Commission File Number: 001-11703

GENCOR INDUSTRIES, INC.

Delaware	59-0933147
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

5201 North Orange Blossom Trail, Orlando, Florida	32810
(Address of principal executive offices)	(Zip Code)

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes  ☐            No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at July 27, 2018
Common stock, $.10 par value	12,204,837 shares
Class B stock, $.10 par value	2,288,857 shares

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

Part I. Financial Information

GENCOR INDUSTRIES, INC.

Condensed Consolidated Balance Sheets

	June 30, 2018 (Unaudited)	September 30, 2017
ASSETS
Current Assets:
Cash and cash equivalents	$24,911,000	$22,933,000
Marketable securities at fair value (cost $88,993,000 at June 30, 2018 and $86,967,000 at September 30, 2017)	87,900,000	87,886,000
Accounts receivable, less allowance for doubtful accounts of $267,000 at June 30, 2018 and $207,000 at September 30, 2017	1,599,000	1,184,000
Costs and estimated earnings in excess of billings	8,336,000	6,768,000
Inventories, net	16,244,000	16,687,000
Prepaid expenses and other current assets	955,000	1,660,000

Total Current Assets	139,945,000	137,118,000

Property and equipment, net	8,026,000	5,722,000
Other assets	53,000	53,000

Total Assets	$148,024,000	$142,893,000

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$3,093,000	$1,320,000
Customer deposits	3,745,000	8,628,000
Accrued expenses and other current liabilities	2,522,000	2,426,000

Total Current Liabilities	9,360,000	12,374,000

Deferred and other income taxes	519,000	1,601,000

Total Liabilities	9,879,000	13,975,000

Commitments and contingencies
Shareholders’ equity:
Preferred stock, par value $.10 per share; 300,000 shares authorized; none issued	—	—
Common stock, par value $.10 per share; 15,000,000 shares authorized; 12,204,837 and 12,154,829 shares issued and outstanding at June 30, 2018 and September 30, 2017, respectively	1,220,000	1,215,000
Class B Stock, par value $.10 per share; 6,000,000 shares authorized; 2,288,857 and 2,263,857 shares issued and outstanding at June 30, 2018 and September 30, 2017, respectively	229,000	226,000
Capital in excess of par value	11,605,000	11,178,000
Retained earnings	125,091,000	116,299,000

Total Shareholders’ Equity	138,145,000	128,918,000

Total Liabilities and Shareholders’ Equity	$148,024,000	$142,893,000

See accompanying Notes to Condensed Consolidated Financial Statements

GENCOR INDUSTRIES, INC.

Condensed Consolidated Statements of Income

(Unaudited)

	For the Quarters Ended June 30,		For the Nine Months Ended June 30,
	2018	2017	2018	2017
Net revenue	$24,118,000	$23,743,000	$78,069,000	$62,052,000
Costs and expenses:
Production costs	17,702,000	17,053,000	57,800,000	44,555,000
Product engineering and development	781,000	637,000	2,239,000	1,523,000
Selling, general and administrative	2,179,000	2,259,000	7,792,000	6,576,000

	20,662,000	19,949,000	67,831,000	52,654,000

Operating income	3,456,000	3,794,000	10,238,000	9,398,000
Other income (expense), net:
Interest and dividend income, net of fees	399,000	181,000	1,075,000	384,000
Net realized and unrealized gains (losses) on marketable securities	(503,000)	(253,000)	(1,061,000)	810,000
Other	—	—	7,000	—

	(104,000)	(72,000)	21,000	1,194,000

Income before income tax expense	3,352,000	3,722,000	10,259,000	10,592,000
Income tax expense	670,000	1,134,000	1,468,000	3,195,000

Net income	$2,682,000	$2,588,000	$8,791,000	$7,397,000

Basic Income per Common Share:
Net income per share	$0.19	$0.18	$0.61	$0.51

Diluted Income per Common Share:
Net income per share	$0.18	$0.18	$0.60	$0.50

See accompanying Notes to Condensed Consolidated Financial Statements

GENCOR INDUSTRIES, INC.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	For the Nine Months Ended June 30,
	2018	2017
Cash flows from operations:
Net income	$8,791,000	$7,397,000
Adjustments to reconcile net income to cash flows provided by operating activities:
Purchases of marketable securities	(188,082,000)	(413,993,000)
Proceeds from sale and maturity of marketable securities	186,812,000	413,491,000
Change in fair value of marketable securities	1,256,000	(692,000)
Deferred income taxes	(1,082,000)	6,000
Depreciation and amortization	1,010,000	862,000
Provision for doubtful accounts	80,000	65,000
Stock-based compensation	53,000	54,000
Loss on sale of fixed assets	3,000	—
Changes in assets and liabilities:
Accounts receivable	(495,000)	(338,000)
Costs and estimated earnings in excess of billings	(1,568,000)	24,000
Inventories	443,000	(3,687,000)
Prepaid expenses and other current assets	705,000	(109,000)
Accounts payable	1,773,000	803,000
Customer deposits	(4,883,000)	2,740,000
Accrued expenses and other current liabilities	98,000	1,095,000

Total adjustments	(3,877,000)	321,000

Cash flows provided by operating activities	4,914,000	7,718,000

Cash flows used in investing activities:
Capital expenditures	(3,317,000)	(854,000)

Cash flows used in investing activities	(3,317,000)	(854,000)

Cash flows from financing activities:
Proceeds from stock option exercises	381,000	136,000

Cash flows provided by financing activities	381,000	136,000

Net increase in cash	1,978,000	7,000,000
Cash at:
Beginning of period	22,933,000	18,219,000

End of period	$24,911,000	$25,219,000

See accompanying Notes to Condensed Consolidated Financial Statements

GENCOR INDUSTRIES, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Note 1 – Basis of Presentation

The accompanying condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all material adjustments (consisting of normal, recurring adjustments) considered necessary for a fair presentation have been included in the interim financial information. Operating results for the quarter and nine months ended June 30, 2018 are not necessarily indicative of the results that may be expected for the year ending September 30, 2018.

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

The following table sets forth, by level, within the fair value hierarchy, the Company’s marketable securities measured at fair value as of June 30, 2018:

	Fair Value Measurements
	Level 1	Level 2	Level 3	Total
Equities	$12,288,000	$—	$—	$12,288,000
Mutual Funds	8,502,000	—	—	8,502,000
Exchange-Traded Funds	5,581,000	—	—	5,581,000
Corporate Bonds	—	29,912,000	—	29,912,000
Government Securities	28,944,000	—	—	28,944,000
Cash and Money Funds	2,673,000	—	—	2,673,000

Total	$57,988,000	$29,912,000	$—	$87,900,000

Changes in net unrealized gains and (losses) included in the consolidated statements of income for the quarter and nine months ended June 30, 2018, on trading securities still held as of June 30, 2018, were $(577,000) and $(2,012,000), respectively. There were no transfers of investments between Level 1 and Level 2 during the nine months ended June 30, 2018.

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

Note 3 – Inventories

Inventories are valued at the lower of cost or market, with cost being determined principally by using the last-in, first-out (“LIFO”) method and market defined as replacement cost for raw materials and net realizable value for work in process and finished goods. Appropriate consideration is given to obsolescence, excessive levels, deterioration, possible alternative uses and other factors in determining net realizable value. The cost of work in process and finished goods includes materials, direct labor, variable costs and overhead. The Company evaluates the need to record inventory allowances on all inventories, including raw material, work in process, finished goods, spare parts and used equipment. Used equipment acquired by the Company on trade-in from customers is carried at estimated net realizable value. Unless specific circumstances warrant different treatment regarding inventory obsolescence, the cost basis of inventories three to four years old is reduced by 50%, while the cost basis of inventories four to five years old is reduced by 75%, and the cost basis of inventories greater than five years old is reduced to zero. Inventory is typically reviewed for obsolescence on an annual basis computed as of September 30, the Company’s fiscal year end. If significant known changes in trends, technology or other specific circumstances that warrant consideration occur during the year, then the impact on obsolescence is considered at that time. No such provisions were made during the quarter and nine months ended June 30, 2018.

Net inventories at June 30, 2018 and September 30, 2017 consist of the following:

	June 30, 2018	September 30, 2017
Raw materials	$10,834,000	$9,407,000
Work in process	265,000	3,098,000
Finished goods	5,129,000	4,166,000
Used equipment	16,000	16,000

	$16,244,000	$16,687,000

Note 4 – Costs and Estimated Earnings in Excess of Billings

Costs and estimated earnings in excess of billings on uncompleted contracts as of June 30, 2018 and September 30, 2017 consist of the following:

	June 30, 2018	September 30, 2017
Costs incurred on uncompleted contracts	$15,408,000	$10,250,000
Estimated earnings	5,741,000	3,161,000

	21,149,000	13,411,000
Billings to date	12,813,000	6,643,000

Costs and estimated earnings in excess of billings	$8,336,000	$6,768,000

Note 5 – Earnings per Share Data

The following table sets forth the computation of basic and diluted earnings per share for the quarters and nine months ended June 30, 2018 and 2017:

	Quarter Ended June 30,		Nine Months Ended June 30,
	2018	2017	2018	2017
Net Income	$2,682,000	$2,588,000	$8,791,000	$7,397,000

Common Shares:
Weighted average common shares outstanding	14,492,000	14,400,000	14,477,000	14,390,000
Effect of dilutive stock options	232,000	299,000	247,000	290,000

Diluted shares outstanding	14,724,000	14,699,000	14,724,000	14,680,000

Basic:
Net earnings per share	$0.19	$0.18	$0.61	$0.51

Diluted:
Net earnings per share	$0.18	$0.18	$0.60	$0.50

Basic earnings per share are based on the weighted-average number of shares outstanding. Diluted earnings per share are based on the sum of the weighted average number of shares outstanding plus common stock equivalents.

The weighted-average shares issuable upon the exercise of stock options included in the diluted earnings per share calculation for the quarter and nine months ended June 30, 2018 were 367,000 and 382,000, respectively, which equates to 232,000 and 247,000 dilutive common stock equivalents, respectively. The weighted-average shares issuable upon the exercise of stock options included in the diluted earnings per share calculation for the quarter and nine months ended June 30, 2017 were 459,000 and 469,000, respectively, which equates to 299,000 and 290,000 dilutive common stock equivalents, respectively. There were no anti-dilutive shares for the quarters and nine months ended June 30, 2018 and June 30, 2017.

Note 6 – Customers with 10% (or greater) of Net Revenues

During the quarter and nine months ended June 30, 2018, 27.3% and 9.2% of net revenues, respectively, were from entities owned by one global company. Two other customers accounted for 16.3% and 12.6% of net revenues, respectively, for the quarter ended June 30, 2018, and 5.1% and 3.9% of net revenues, respectively, for the nine months ended June 30, 2018.

During the quarter and nine months ended June 30, 2017, 15.1% and 11.6% of net revenues, respectively, were from entities owned by one global company. Two other customers accounted for 12.8% and 14.8% of net revenues, respectively, for the quarter ended June 30, 2017, and 4.9% and 5.7% of net revenues, respectively, for the nine months ended June 30, 2017.

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

The Company’s income tax provision is based on management’s estimate of the effective tax rate for the full year. The tax provision in any period will be affected by, among other things, permanent, as well as temporary differences in the deductibility of certain items, in addition to changes in tax legislation. As a result, the Company may experience significant fluctuations in the effective book tax rate (that is, its tax expense divided by pre-tax book income) from period to period. For fiscal 2018, the Company generally expects its effective tax rate to decline compared to fiscal 2017, primarily due to the implementation of the Tax Reform Act.

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

On December 4, 2015, President Obama signed into law a five-year, $305 billion transportation bill, Fixing America’s Surface Transportation Act (the “FAST Act”). The FAST Act reauthorized the collection of the 18.4 cents per gallon gas tax that is typically used to pay for transportation projects. It also included $70 billion from other areas of the federal budget to close a $16 billion annual funding deficit. The bill included spending of more than $205 billion on roads and highways over five years. The 2016 funding levels were approximately 5% above 2015 projected funding, with annual increases between 2.0% and 2.5% from 2016 through 2020.

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

Carbon steel is the primary material used in the manufacturing of the Company’s equipment. The Company is subject to fluctuations in market prices for raw materials such as steel. If the Company is unable to purchase materials it requires or is unable to pass on price increases to its customers or otherwise reduce its cost of goods sold, its business results of operations and financial condition may be adversely affected.

In the first quarter of calendar 2018, the U.S. Government proposed tariffs on steel and aluminum imports from select countries. This caused an immediate reaction throughout the supply chain of raw materials and related finished goods, resulting in higher prices incurred by the Company in the first half of calendar 2018. In May 2018, the U.S. Government imposed a 25% tariff on steel imported from the European Union, Mexico and Canada. Additionally, the U.S. Government is threatening steel tariffs on Chinese imports. We continue to monitor the potential for higher costs as a result of these and any tariffs affecting our purchased materials and components.

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

Results of Operations

Quarter Ended June 30, 2018 versus June 30, 2017

Net revenue for the quarter ended June 30, 2018 was $24,118,000, as compared to $23,743,000 for the quarter ended June 30, 2017, an increase of $375,000. The FAST Act, along with increased domestic infrastructure spending at the federal level, continues to generate strong demand for the Company’s products from domestic highway contractors.

As a percent of net revenue, gross profit margins decreased to 26.6% in the quarter ended June 30, 2018 from 28.2% in the quarter ended June 30, 2017. Gross profit margins declined as the Company experienced higher material costs and increased manufacturing overhead expenses compared to prior year.

Product engineering and development expenses were $781,000 in the quarter ended June 30, 2018, compared to $637,000 for the quarter ended June 30, 2017, due to increased headcount. Selling, general and administrative (“SG&A”) expenses decreased $80,000 to $2,179,000 in the quarter ended June 30, 2018, compared to $2,259,000 in the quarter ended June 30, 2017 on slightly increased revenues. As a percentage of net revenues, SG&A expenses declined to 9.0%, compared to 9.5% in the prior year quarter.

The Company had operating income of $3,456,000 for the quarter ended June 30, 2018 versus operating income of $3,794,000 for the quarter ended June 30, 2017. Operating margins were 14.3% for the quarter ended June 30, 2018, compared to 16.0% in the prior year. The decrease in operating margins was due to higher material costs and increased product engineering and development expenses to support the higher production activity compared to the prior year.

For the quarter ended June 30, 2018, interest and dividend income, net of fees, from the investment portfolio was $399,000, as compared to $181,000 in the quarter ended June 30, 2017. The increase was due to the shift in the fixed income investments from US treasuries to higher yielding, intermediate term corporate bonds. Net realized and unrealized losses on marketable securities were $(503,000) for the quarter ended June 30, 2018 versus losses of $(253,000) for the quarter ended June 30, 2017.

The effective income tax rate for the quarter ended June 30, 2018 was 20.0%, compared to 30.5% for the quarter ended June 30, 2017. The lower effective income tax rate is as a result of the Tax Reform Act.

Net income for the quarter ended June 30, 2018 was $2,682,000, or $0.18 per diluted share, versus $2,588,000, or $0.18 per diluted share, for the quarter ended June 30, 2017.

Nine Months Ended June 30, 2018 versus June 30, 2017

Net revenue for the nine months ended June 30, 2018 and 2017 were $78,069,000 and $62,052,000, respectively, an increase of 25.8% reflecting the impact of the FAST Act and positive outlook of our domestic customers.

Gross profit margins decreased to 26.0% in the nine months ended June 30, 2018 from 28.2% in the nine months ended June 30, 2017. The lower gross profit margin resulted from higher material costs, particularly steel, and increased manufacturing overhead to support the significantly higher production compared to prior year.

Product engineering and development expenses increased $716,000 in the nine months ended June 30, 2018, compared to the nine months ended June 30, 2017, due to increased headcount. SG&A expenses increased $1,216,000 in the nine months ended June 30, 2018, compared to the nine months ended June 30, 2017. The higher expenses in 2018 were due to increased sales force, increased sales commissions due to the higher revenues, and increased trade show expenses to capitalize on the optimism within the highway construction industry. As a percentage of net revenues, SG&A expenses were 10.0% in 2018, as compared to 10.6% in 2017.

The Company had operating income of $10,238,000 for the nine months ended June 30, 2018 versus operating income of $9,398,000 for the nine months ended June 30, 2017, due to higher revenues partially offset by lower gross profit margins and higher operating costs. Operating margins were 13.1% for the nine months ended June 30, 2018, compared to 15.1% in nine months ended June 30, 2017.

For the nine months ended June 30, 2018, interest and dividend income, net of fees, from the investment portfolio was $1,075,000, as compared to $384,000 for the prior period. The increase was due to the shift in the fixed income investments from US treasuries to higher yielding, intermediate term corporate bonds. The net realized and unrealized losses on marketable securities were $(1,061,000) for the nine months ended June 30, 2018 versus net realized and unrealized gains of $810,000 for the nine months ended June 30, 2017.

The effective income tax rate for the nine months ended June 30, 2018 was 14.3% versus 30.2% for the nine months ended June 30, 2017. The lower effective income tax rate is as a result of the Tax Reform Act. In addition, the 2018 tax rate was impacted by a $0.7 million adjustment to the net deferred tax liability as a result of applying the lower corporate tax rates to comply with the recently enacted Tax Reform Act.

Net income for the nine months ended June 30, 2018 was $8,791,000, or $0.60 per diluted share, versus $7,397,000, or $0.50 per diluted share, for the nine months ended June 30, 2017.

Liquidity and Capital Resources

The Company generates capital resources through operations and returns on its investments.

The Company had no long-term or short-term interest-bearing debt outstanding at June 30, 2018 or September 30, 2017. As of June 30, 2018, the Company has funded $135,000 in cash deposits at insurance companies to cover related collateral needs.

As of June 30, 2018, the Company had $24,911,000 in cash and cash equivalents, and $87,900,000 in marketable securities, including $29,912,000 in corporate bonds, $12,288,000 in equities, $8,502,000 in mutual funds, $5,581,000 in exchange-traded funds, $28,944,000 in government securities, and $2,673,000 in cash and money funds. The marketable securities are invested through a global professional investment management firm. These securities may be liquidated at any time into cash and cash equivalents.

The Company’s backlog was $29.3 million at June 30, 2018, compared to $37.9 million at June 30, 2017. The Company’s working capital (defined as current assets less current liabilities) was $130.6 million at June 30, 2018 and $124.7 million at September 30, 2017. Cash provided by operations during the nine months ended June 30, 2018 was $4,914,000. The significant purchases, sales and maturities of marketable securities shown on the condensed consolidated statements of cash flows reflect the recurring purchase and sale of United States treasury bills. Accounts receivable increased $495,000 as parts sales increased during the quarter ended June 30, 2018, as compared to the quarter ended September 30, 2017. Costs and estimated earnings in excess of billings increased $1,568,000 due to the increase in the number of open percentage-of-completion jobs at June 30, 2018, compared to September 30, 2017. Accounts payable increased $1,773,000, reflecting increased parts and raw material purchases. Customer deposits decreased $4,883,000, as the majority of open percentage-of-completion jobs neared completion, as compared to September 30, 2017.

Cash flows used in investing activities for the nine months ended June 30, 2018 of $3,317,000 were related to capital expenditures. Cash flows from financing activities of $381,000 during the nine months ended June 30, 2018 reflect the proceeds received from stock option exercises.

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

Revenues & Expenses

Revenues from contracts for the design, manufacture and sale of asphalt plants are recognized under the percentage-of-completion method. The percentage-of-completion method of accounting for these contracts recognizes revenue, net of any promotional discounts, and costs in proportion to actual labor costs incurred, as compared with total estimated labor costs expected to be incurred during the entire contract. Pre-contract costs are expensed as incurred. Changes to total estimated contract costs or losses, if any, are recognized in the period in which they are determined. Revenue recognized in excess of amounts billed is classified as current assets under “costs and estimated earnings in excess of billings.” The Company anticipates that all incurred costs associated with these contracts at June 30, 2018 will be billed and collected within one year.

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

At June 30, 2018 and September 30, 2017, the Company had no interest-bearing debt outstanding. The Company’s marketable securities are invested primarily in equities, mutual funds, exchange-traded funds, government securities, corporate bonds, and cash and money funds. Investment securities are exposed to various risks, such as interest rate, market and credit risks. Due to the level of risk associated with investment securities, it is possible that changes in these risk factors could have an adverse, material impact on the Company’s results of operations or equity.

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

Changes in Internal Control over Financial Reporting

The Company’s management, including the Chief Executive Officer and Chief Financial Officer, has reviewed the Company’s internal control over financial reporting. There were no changes in the Company’s internal control over financial reporting during the quarter and nine months ended June 30, 2018 that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

August 2, 2018

/s/ Eric E. Mellen
Eric E. Mellen
Chief Financial Officer
(Principal Financial and Accounting Officer)

August 2, 2018