Form 10-K
period 2018-09-30
GENCOR INDUSTRIES INC
filed 2018-12-13
CIK 64472

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10 – K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended September 30, 2018

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File No. 001-11703

GENCOR INDUSTRIES, INC.

Incorporated in the	IRS Employer Identification
State of Delaware	No. 59-0933147

5201 North Orange Blossom Trail

Orlando, Florida 32810

Registrant’s Telephone Number, Including Area Code: (407) 290-6000

SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

Title of Class	Name of Exchange on Which Registered
Common Stock ($.10 Par Value)	NASDAQ Global Market

SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act    ☐  Yes    ☒  No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15 (d) of the Act    ☐  Yes    ☒  No

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    ☒  Yes    ☐  No

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    ☒  Yes    ☐  No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act (check one):

Large Accelerated Filer	☐	Accelerated Filer	☒

Non-Accelerated Filer	☐	Smaller Reporting Company	☐

Emerging Growth Company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes    ☒  No

The aggregate market value of the common equity held by non-affiliates computed by reference to the price at which the common equity was last sold as of the last business day of the most recently completed second fiscal quarter was $166,869,500.

Indicate the number of shares outstanding of each of the Registrant’s classes of Common Stock, as of the latest practicable date: 12,252,337 shares of Common Stock ($.10 par value) and 2,288,857 shares of Class B Stock ($.10 par value) as of December 1, 2018.

DOCUMENTS INCORPORATED BY REFERENCE

Part III of this Form 10-K is incorporated by reference from the Registrant’s 2019 Proxy Statement for the Annual Meeting of the Stockholders.

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

PART I

ITEM 1	BUSINESS

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

The Company designs, manufactures and sells machinery and related equipment used primarily for the production of asphalt and highway construction materials. The Company’s principal core products include asphalt plants, combustion systems and fluid heat transfer systems. The Company believes that its technical and design capabilities and environmentally friendly process technology have enabled it to become a leading producer of hot mix asphalt plants and related components in North America. The Company believes it has the largest installed base of asphalt plants in the United States.

Because the Company’s products are sold primarily to companies in the highway construction industry, its business has historically been seasonal. Traditionally, the Company’s customers do not purchase new equipment during the summer and fall months to avoid disrupting their peak season for highway construction and repair work. The majority of orders for the Company’s asphalt plants are typically received between October and February, with a significant volume of shipments occurring prior to June. The principal factors driving demand for the Company’s products are the level of federal and state funding for domestic highway construction and repair, the replacement of existing plants, and a trend towards efficient, larger plants.

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

The tax credit legislation expired at the end of calendar year 2007. Consequently, the four synthetic fuel plants were decommissioned. The plants were sold or transferred to site owners in exchange for a release of all contracted liabilities related to the removal of plants from the sites. Gencor’s ownership in the two synthetic fuel entities ended in 2013.

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

Sources of Supply and Manufacturing

Substantially all products and components sold by the Company and its subsidiaries are manufactured and assembled by the Company, except for specialized parts. The Company purchases steel, other raw materials and hardware used to manufacture its products from numerous suppliers and is not dependent on any single supplier. Periodically, the Company reviews the cost effectiveness of internal manufacturing versus outsourcing to independent third parties. The Company may augment internal production by outsourcing some of its production when demand for its products exceeds its manufacturing capacity.

Seasonality

The Company is concentrated in the manufacturing of asphalt plants and related components, which is typically subject to a seasonal slow-down during the third and fourth quarters of the calendar year.

Competition

The markets for the Company’s products are highly competitive. The industry remains fairly concentrated, with a small number of companies competing for the majority of the Company’s product lines. The principal competitive factors include quality, price, delivery, and technology. The Company believes it manufactures the highest quality and heaviest equipment in the industry. Its products’ performance reliability, brand recognition, pricing, and after-the-sale technical support are other important factors.

Sales and Marketing

The Company’s products and services are marketed primarily through Company-employed sales representatives.

Sales Backlog

The size of the Company’s backlog should not be viewed as an indicator of the Company’s quarterly or annualized revenues, due to the timing of order fulfillment of asphalt plants. The Company’s backlog, which includes orders received through the date of this filing, was $28.0 million and $46.0 million as of December 1, 2018 and December 1, 2017, respectively.

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

Employees

As of September 30, 2018, the Company had a total of 372 full-time employees. The Company has a collective bargaining agreement covering employees at its Marquette, Iowa facility. No other employees are represented by a labor union or collective bargaining agreement.

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

ITEM 1A	RISK FACTORS

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

The demand for the Company’s products and service is dependent on general economic conditions and more specifically, the commercial highway construction industry. Adverse economic conditions may cause customers to forego or delay new purchases and rely more on repairing existing equipment thus negatively impacting the Company’s sales and profits. Rising oil prices, volatile steel prices and shortage of qualified workers may have adverse effects on the Company. Market conditions could limit the Company’s ability to raise selling prices to offset increases in material and/or labor costs.

The business is affected by the level of government funding for highway construction in the United States and Canada.

Most highway contractors depend on funding by federal, foreign, state and local agencies for highway, transit and infrastructure programs. Future legislation may increase or decrease government spending, which, if decreased, could have a negative effect on the Company’s financial condition or results of operations. Federal funding allocated to infrastructure may be decreased in the future.

Previously, the Company depended on one customer for a significant portion of its revenue. The loss of this relationship could have adverse consequences on the Company’s future business.

The percentage of the Company’s net revenue that was derived from sales to its largest customer in recent years was 3% in fiscal 2018, 13% in fiscal 2017 and 14% in fiscal 2016. No customer accounted for 10% or more of fiscal 2018 revenues.

If the Company fails to comply with requirements relating to internal control over financial reporting under Section 404 of the Sarbanes-Oxley Act, the business could be harmed and its stock price could decline.

Rules adopted by the SEC pursuant to Section 404 of the Sarbanes-Oxley Act of 2002 require the Company to assess its internal control over financial reporting annually. The rules governing the standards that must be met for management to assess its internal control over financial reporting are complex. They require significant documentation, testing, and possible remediation of any significant deficiencies in and/or material weaknesses of internal controls in order to meet the detailed standards under these rules. The Company has evaluated its internal control over financial reporting as effective as of September 30, 2018. See Item 9A – Controls and Procedures – Management’s Annual Report on Internal Control over Financial Reporting. Although the Company concluded that its internal control over financial reporting was effective as of September 30, 2018, in future fiscal years, the Company may encounter unanticipated delays or problems in assessing its internal control over financial reporting as effective or in completing its assessments by the required dates. In addition, the Company cannot assure you that its independent registered public accountants will attest that internal control over financial reporting is effective in future fiscal years. If the Company cannot assess its internal control over financial reporting as effective, investor confidence and share value may be negatively impacted.

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

As part of its growth strategy, the Company intends to evaluate the acquisition of other companies, assets or product lines that would complement or expand the Company’s existing business or broaden its customer base. Although the Company conducts due diligence reviews of potential acquisition candidates, it may not be able to identify all material liabilities or risks related to potential acquisition candidates. There can be no assurance that the Company will be able to locate and acquire any business, retain key personnel and customers of an acquired business or integrate any acquired business successfully. Additionally, there can be no assurance that financing for any acquisition, if necessary, will be available on acceptable terms, if at all, or that the Company will be able to accomplish its strategic objectives in connection with any acquisition. Although the Company periodically considers possible acquisitions, no specific acquisitions are probable as of the date of this Report on Form 10-K.

Demand for the Company’s products is cyclical in nature.

Demand for the Company’s products depends, in part, upon the level of capital and maintenance expenditures by companies in the highway construction industry. The highway construction industry historically has been cyclical and vulnerable to downturns in the economy. Decreases in industry spending could have a material adverse effect upon demand for the Company’s products and negatively impact its business, financial condition, results of operations and the market price of its common stock.

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

The Company’s operating results historically have fluctuated from quarter to quarter as a result of a number of factors, including the value, timing and shipment of individual orders and the mix of products sold. Revenues from larger contracts are recognized using the percentage-of-completion method of accounting. The Company recognizes product revenues upon shipment of its products. The Company’s asphalt production equipment operations are subject to seasonal fluctuations, which may lower revenues and result in possible quarterly operating losses.

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

The principal raw material the Company uses is carbon steel. The Company has been able to obtain sufficient supplies of raw materials for its operations. Although the Company believes that such raw materials are readily available from alternate sources, an interruption in the supply of steel and related products or a substantial increase in the price of steel could have a material adverse effect on the Company’s business and its results of operations.

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

The Company’s officers beneficially own 100% of the outstanding shares of the Company’s Class B stock. The holders of the Class B stock are entitled to elect 75% (calculated to the nearest whole number, rounding five-tenths to next highest whole number) of the members of the Company’s Board of Directors. Further, approval of a majority of the holders of the Class B stock is generally required to effect a sale of the Company and certain other corporate transactions. As a result, these shareholders can elect more than a majority of the Board of Directors and exercise significant influence over most matters requiring approval by the Company’s shareholders. This concentration of control may also have the effect of delaying or preventing a change in control.

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

The Company’s common stock has been, and likely will continue to be, subject to substantial price and volume fluctuations due to a number of factors, many of which will be beyond the Company’s control.

The market price of the Company’s common stock may be significantly affected by various factors, such as:

•	Quarterly variations in operating results

•	Changes in revenue growth rates as a whole or for specific geographic areas or products

•	Changes in earnings estimates by market analysts

•	The announcement of new products or product enhancements by the Company or its competitors

•	Speculation in the press or analyst community of potential acquisitions by the Company, and

•	General market conditions or market conditions specific to particular industries.

ITEM 1B	UNRESOLVED STAFF COMMENTS

None

ITEM 2	PROPERTIES

The following table lists the operating properties owned by the Company as of September 30, 2018:

Location	Owned Acreage	Building Square Footage	Principal Function
Marquette, Iowa	72.0	137,000	Offices and manufacturing
Orlando, Florida	27.0	215,000	Corporate offices and manufacturing

ITEM 3	LEGAL PROCEEDINGS

The Company has various litigation and claims, either as a plaintiff or defendant, pending as of the date of this Form 10-K which have occurred in the ordinary course of business, and which may be covered in whole, or in part, by insurance. Management has reviewed all litigation matters arising in the ordinary course of business and, upon advice of legal counsel, has made provisions, not deemed material, for any probable losses and expenses of litigation.

ITEM 4	MINE SAFETY DISCLOSURES

None

PART II

ITEM 5	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

The Company’s stock is traded on the NASDAQ Global Market under the symbol “GENC.”

As of September 30, 2018, there were 220 holders of common stock of record and 6 holders of Class B stock of record. The Company has not paid cash dividends during the last two fiscal years and has no intention to pay cash dividends in the foreseeable future.

EQUITY COMPENSATION PLANS

The following table includes information about the Company’s common stock that may be issued upon exercise of options, warrants and rights under all of the existing equity compensation plans and arrangements previously approved by security holders as of September 30, 2018:

Plan	Number of Securities to be Issued upon Exercise of Outstanding Options	Weighted-Average Exercise Price of Outstanding Options	Number of Securities Remaining Available for Future Issuance under Equity Compensation Plans
2009 Incentive Compensation Plan	317,492	$5.984	582,000	*

*	Includes 100,000 of Class B securities

ITEM 7	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Results of Operations

Year ended September 30, 2018 compared with the year ended September 30, 2017

Net revenue for the year ended September 30, 2018 was $98.6 million, an increase of 22.3% or $18.0 million from $80.6 million for the year ended September 30, 2017. Net revenue for the fourth quarter of 2018 was up 10.7% or $2.0 million over the fourth quarter of 2017. The FAST Act, along with increased domestic infrastructure spending at the federal level, continued to generate strong demand for the Company’s products from domestic highway contractors through fiscal 2018.

Gross profit for fiscal 2018 was 27.0% of net revenue versus 26.2% of net revenue in fiscal 2017. The Company faced significant inflationary pressures from steel and related purchased parts, but was able to improve its gross margins through higher net revenues, cost management and operational improvements implemented over the past few years.

Product engineering and development (“PED”) expenses increased $768,000 or 35.8% from fiscal 2017 due to increased headcount and salaries to meet the higher demand for its products. Selling, general and administrative (“SG&A”) expenses increased $1,215,000 or 13.8% to $9,991,000 from $8,776,000 in fiscal 2017. SG&A expenses increased due to increased headcount, increased sales commissions due to higher revenues, and increased advertising and trade show expenses to capture the optimism within the highway construction industry. As a percentage of net revenue, SG&A expenses declined to 10.1%, compared to 10.9% in the prior year.

Fiscal 2018 had operating income of $13,715,000 versus $10,236,000 in fiscal 2017. The improved operating results were due primarily to higher net revenue and gross margins, partially offset by increases in PED and SG&A expenses.

As of September 30, 2018 and 2017, the cost basis of the investment portfolio was $103.8 million and $87.0 million, respectively. For the years ended September 30, 2018 and 2017, net investment interest and dividend income (“Investment Income”) was $1.5 million and $0.7 million, respectively. The net realized and unrealized gains (losses) on marketable securities were $(0.4) million in fiscal 2018 versus $1.3 million in fiscal 2017. The total cash, cash equivalents and investments balance at September 30, 2018 was $112.1 million, compared to the September 30, 2017 cash, cash equivalents and investments balance of $110.8 million, an increase of $1.3 million.

On December 22, 2017, the U.S. Tax Cuts and Jobs Act (the “Tax Reform Act”) was signed into law by President Donald Trump. The Tax Reform Act significantly lowered the U.S. corporate income tax rate from 35% to 21% effective January 1, 2018, while also repealing the deduction for domestic production activities, implementing a territorial tax system and imposing repatriation tax on deemed repatriated earnings of foreign subsidiaries. U.S. GAAP requires that the impact of tax legislation be recognized in the period in which the law was enacted. As a result of the Tax Reform Act, the Company recorded a tax benefit of $0.7 million due to re-measurement of its deferred tax liability, during the first quarter of fiscal 2018. The Company recorded an additional $0.1 million of tax benefits related to the Tax Reform Act in the fourth quarter of fiscal 2018.

The effective income tax rate for fiscal 2018 was 15.6% versus 30.9% in fiscal 2017 due primarily to lowering of the corporate income tax rate under the Tax Reform Act.

As of September 30, 2017, the Company had no federal research and development tax credits (“R&D Credits”) carryforwards. In fiscal 2018, $249,000 of new credits were generated, all of which were used. There are no R&D Credits carryforwards as of September 30, 2018.

As of September 30, 2017, the Company had $155,000 in Florida state research and development tax credits (“Florida R&D Credits”) carryforwards. The Company received additional Florida R&D Credits of $25,000 in fiscal 2018 and used $93,000, leaving $87,000 of Florida R&D Credits carryforwards as of September 30, 2018. The $87,000 of Florida R&D Credits, which are included in net deferred and other income tax liabilities of $(2,358,000) at September 30, 2018, expire in fiscal 2022.

Net income for the year ended September 30, 2018 was $12,564,000 or $0.85 per diluted share versus net income of $8,418,000 or $0.57 per diluted share for the year ended September 30, 2017. The increase in net income was primarily due to the improved net revenue and higher gross profit margins.

Liquidity and Capital Resources

The Company generates capital resources through operations and returns on its investments.

The Company had no long-term debt outstanding at September 30, 2018 or 2017. As of September 30, 2018, the Company has funded $135,000 in cash deposits at insurance companies to cover collateral needs.

As of September 30, 2018, the Company had $8.0 million in cash and cash equivalents, and $104.1 million in marketable securities. The marketable securities are invested through professional investment management firms. The securities may be liquidated at any time into cash and cash equivalents.

The Company’s backlog, which includes orders received through the date of this filing, was $43.8 million at September 30, 2018 versus $61.3 million at September 30, 2017. The Company’s working capital was $136.6 million at September 30, 2018 versus $124.7 million at September 30, 2017.

The significant purchases, sales and maturities of marketable securities shown on the consolidated statements of cash flows reflect the frequent purchase and sale of United States treasury bills.

Year ended September 30, 2018 compared with the year ended September 30, 2017

Cash used in operations in fiscal 2018 of $(11,995,000) was primarily due to investing an additional $15.0 million of operating cash in marketable equity securities. The increase in costs and estimated earnings in excess of billings of $5.1 million reflects significant progress on large percentage-of-completion jobs prior to final billing and payment of amounts due in advance of shipment. Similarly, customer deposits decreased $4.1 million, reflecting the application of down payments on these jobs.

Cash provided by operations in fiscal 2017 of $6,108,000 was primarily from increases in net revenue. The increase in inventories of $5.1 million reflected the ongoing need for additional equipment to meet the increased demand for the Company’s products. Similarly, customer deposits increased $4.1 million, reflecting the down payments related to increased backlog of orders.

Cash used in investing activities during the year ended September 30, 2018 of $3,550,000 and $1,617,000 for the year ended September 30, 2017, related primarily to capital expenditures for manufacturing equipment. Cash provided by financing activities of $624,000 in fiscal 2018 and $223,000 in fiscal 2017 related to proceeds from the exercise of stock options.

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

Revenues & Expenses

Revenues from contracts for the design, manufacture and sale of asphalt plants are recognized under the percentage-of-completion method. The percentage-of-completion method of accounting for these contracts recognizes revenue, net of any promotional discounts, and costs in proportion to actual labor costs incurred as compared with total estimated labor costs expected to be incurred during the entire contract. Pre-contract costs are expensed as incurred. Changes to total estimated contract costs or losses, if any, are recognized in the period in which they are determined. Revenue recognized in excess of amounts billed is classified as current assets under “costs and estimated earnings in excess of billings.” The Company anticipates that all incurred costs associated with these contracts at September 30, 2018 will be billed and collected within one year.

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

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers: (Topic 606) (“ASU 2014-09”), amending its accounting guidance related to revenue recognition. Under this ASU and subsequently issued amendments, revenue is recognized to depict the transfer of goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The standard is effective for annual periods, and interim periods within those annual periods, beginning after December 15, 2017. ASU 2014-09 is effective for the Company starting in the first quarter of its fiscal 2019. The Company elected to adopt the standard using the modified retrospective method. The Company has substantially completed its analysis of the impact of the adoption, and expects that the adoption of this guidance will not have a material impact on its consolidated financial statements.

Provisions for estimated returns and allowances and other adjustments are provided for in the same period the related sales are recorded. Returns and allowances, which reduce product revenue, are estimated using historical experience.

Product warranty costs are estimated using historical experience and known issues and are charged to production costs as revenue is recognized.

All PED and SG&A expenses are charged to operations as incurred. Provision is made for any anticipated contract losses in the period that the loss becomes evident.

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

Inventories

Inventories are valued at the lower of cost or market, with cost being determined principally by using the last-in, first-out (“LIFO”) method and market defined as replacement cost for raw materials and net realizable value for work in process and finished goods (see Note 2 to Consolidated Financial Statements). Appropriate consideration is given to obsolescence, excessive levels, deterioration, possible alternative uses and other factors in determining net realizable value. The cost of work in process and finished goods includes materials, direct labor, variable costs and overhead. The Company evaluates the need to record inventory adjustments on all inventories, including raw materials, work in process, finished goods, spare parts and used equipment. Used equipment acquired by the Company on trade-in from customers is carried at estimated net realizable value. Unless specific circumstances warrant different treatment regarding inventory obsolescence, the cost basis of inventories three to four years old are reduced by 50%, while the cost basis of inventories four to five years old are reduced by 75%, and the cost basis of inventories greater than five years old are reduced to zero. Inventory is typically reviewed for obsolescence on an annual basis computed as of September 30, the Company’s fiscal year end. If significant known changes in trends, technology or other specific circumstances that warrant consideration occur during the year, then the impact on obsolescence is considered at that time.

Investments

Marketable debt and equity securities are categorized as trading securities and are thus marked to market and stated at fair value. Fair value is determined using the quoted closing or latest bid prices for Level 1 investments and market standard valuation methodologies for Level 2 investments. Realized gains and losses on investment transactions are determined by specific identification and are recognized as incurred in the consolidated income statements. Net unrealized gains and losses are reported in the consolidated income statements and represent the change in the fair value of investment holdings during the period.

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

Contractual Obligations

There were no outstanding borrowings or long-term contractual obligations at September 30, 2018.

The Company had no long-term or short-term debt as of September 30, 2018. There was no long-term debt facility in place and there were no outstanding letters of credit at September 30, 2018.

Off-Balance Sheet Arrangements

None

ITEM 8	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

INDEX TO FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULES

GENCOR INDUSTRIES, INC.

All other schedules are omitted because they are not applicable or the required information is shown in the consolidated financial statements or notes thereto.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of Gencor Industries, Inc.:

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of Gencor Industries, Inc. (the “Company”) as of September 30, 2018 and 2017, and the related consolidated statements of income, shareholders’ equity, and cash flows for each of the years in the two-year period ended September 30, 2018, and the related notes (collectively referred to as the consolidated financial statements). We also have audited the Company’s internal control over financial reporting as of September 30, 2018, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”).

In our opinion, the consolidated financial statements referred to in the first paragraph present fairly, in all material respects, the consolidated financial position of the Company as of September 30, 2018 and 2017, and the consolidated results of its operations and its cash flows for each of the years in the two-year period ended September 30, 2018, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of September 30, 2018, based on criteria established in Internal Control – Integrated Framework (2013) issued by COSO.

Basis for Opinion

The Company’s management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Item 9A, Management’s Annual Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s consolidated financial statements and an opinion on the Company’s internal control over financial reporting based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud, and whether effective internal control over financial reporting was maintained in all material respects.

Our audits of the consolidated financial statements included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

Definition and Limitations of Internal Control over Financial Reporting

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

MOORE STEPHENS LOVELACE, P.A.

Certified Public Accountants

We have served as the Company’s auditor since 2001.

Orlando, Florida

December 13, 2018

Part I. Financial Information

GENCOR INDUSTRIES, INC.

Consolidated Balance Sheets

As of September 30, 2018 and 2017

	2018	2017
ASSETS
Current assets:
Cash and cash equivalents	$8,012,000	$22,933,000
Marketable securities at fair value (cost of $103,751,000 at September 30, 2018 and $86,967,000 at September 30, 2017)	104,058,000	87,886,000
Accounts receivable, less allowance for doubtful accounts of $313,000 at September 30, 2018 and $207,000 at September 30, 2017	993,000	1,184,000
Costs and estimated earnings in excess of billings	11,900,000	6,768,000
Inventories, net	18,214,000	16,687,000
Prepaid expenses	1,904,000	1,660,000

Total current assets	145,081,000	137,118,000

Property and equipment, net	7,889,000	5,722,000
Other assets	53,000	53,000

Total Assets	$153,023,000	$142,893,000

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,838,000	$1,320,000
Customer deposits	4,563,000	8,628,000
Accrued expenses	2,085,000	2,426,000

Total current liabilities	8,486,000	12,374,000

Deferred and other income taxes	2,358,000	1,601,000

Total liabilities	10,844,000	13,975,000

Commitments and contingencies
Shareholders’ equity:
Preferred stock, par value $.10 per share; 300,000 shares authorized; none issued	—	—
Common stock, par value $.10 per share; 15,000,000 shares authorized; 12,252,337 shares and 12,154,829 shares issued and outstanding at September 30, 2018 and 2017, respectively	1,225,000	1,215,000
Class B Stock, par value $.10 per share; 6,000,000 shares authorized; 2,288,857 shares and 2,263857 shares issued and outstanding at September 30, 2018 and 2017, respectively	229,000	226,000
Capital in excess of par value	11,862,000	11,178,000
Retained earnings	128,863,000	116,299,000

Total shareholders’ equity	142,179,000	128,918,000

Total Liabilities and Shareholders’ Equity	$153,023,000	$142,893,000

See accompanying Notes to Consolidated Financial Statements

GENCOR INDUSTRIES, INC.

Consolidated Income Statements

For the Years Ended September 30, 2018 and 2017

	2018	2017
Net revenue	$98,614,000	$80,608,000
Cost of goods sold	71,993,000	59,449,000

Gross profit	26,621,000	21,159,000
Operating expenses:
Product engineering and development	2,915,000	2,147,000
Selling, general and administrative	9,991,000	8,776,000

Total operating expenses	12,906,000	10,923,000

Operating income	13,715,000	10,236,000

Other income (expense), net:
Interest and dividend income, net of fees	1,535,000	650,000
Realized and unrealized gains (losses) on marketable securities, net	(363,000)	1,297,000
Other	2,000	(5,000)

	1,174,000	1,942,000

Income before income tax expense	14,889,000	12,178,000
Income tax expense	2,325,000	3,760,000

Net income	$12,564,000	$8,418,000

Basic earnings per common share	$0.87	$0.58

Diluted earnings per common share	$0.85	$0.57

See accompanying Notes to Consolidated Financial Statements

GENCOR INDUSTRIES, INC.

Consolidated Statements of Shareholders’ Equity

For the Years Ended September 30, 2018 and 2017

	Common Stock		Class B Stock		Capital in Excess of	Retained	Total Shareholders’
	Shares	Amount	Shares	Amount	Par Value	Earnings	Equity
September 30, 2016	12,111,079	$1,211,000	2,263,857	$226,000	$10,887,000	$107,881,000	$120,205,000
Net income	—	—	—	—	—	8,418,000	8,418,000
Stock-based compensation	—	—	—	—	71,000	—	71,000
Stock options exercised	43,750	4,000	—	—	220,000	—	224,000

September 30, 2017	12,154,829	1,215,000	2,263,857	226,000	11,178,000	116,299,000	128,918,000
Net income	—	—	—	—	—	12,564,000	12,564,000
Stock-based compensation	—	—	—	—	71,000	—	71,000
Stock options exercised	97,508	10,000	25,000	3,000	613,000	—	626,000

September 30, 2018	12,252,337	$1,225,000	2,288,857	$229,000	$11,862,000	$128,863,000	$142,179,000

See accompanying Notes to Consolidated Financial Statements

GENCOR INDUSTRIES, INC.

Consolidated Statements of Cash Flows

For the Years Ended September 30, 2018 and 2017

	2018	2017
Cash flows from operating activities:
Net income	$12,564,000	$8,418,000
Adjustments to reconcile net income to cash provided by (used in) operating activities:
Purchase of marketable securities	(256,124,000)	(492,674,000)
Proceeds from sale and maturity of marketable securities	239,462,000	491,852,000
Change in value of marketable securities	490,000	(1,126,000)
Deferred and other income taxes	757,000	1,285,000
Depreciation and amortization	1,380,000	1,128,000
Provision for doubtful accounts	210,000	115,000
Loss on disposal of assets	3,000	7,000
Stock-based compensation	71,000	71,000
Changes in assets and liabilities:
Accounts receivable	(19,000)	(189,000)
Costs and estimated earnings in excess of billings	(5,132,000)	(1,847,000)
Inventories	(1,527,000)	(5,053,000)
Prepaid expenses	(244,000)	(62,000)
Accounts payable	518,000	(123,000)
Customer deposits	(4,065,000)	4,144,000
Accrued expenses	(341,000)	162,000

Total adjustments	(9,561,000)	(2,310,000)

Cash flows provided by (used in) operating activities	(11,997,000)	6,108,000

Cash flows from investing activities:
Capital expenditures	(3,550,000)	(1,624,000)
Proceeds from sale of property and equipment	—	7,000

Cash flows used in investing activities	(3,550,000)	(1,617,000)

Cash flows from financing activities:
Proceeds from stock option exercises	626,000	223,000

Cash flows provided by financing activities	626,000	223,000

Net increase (decrease) in cash and cash equivalents	(14,921,000)	4,714,000
Cash and cash equivalents at:
Beginning of year	22,933,000	18,219,000

End of year	$8,012,000	$22,933,000

See accompanying Notes to Consolidated Financial Statements

GENCOR INDUSTRIES, INC.

Notes to Consolidated Financial Statements

For the Years Ended September 30, 2018 and 2017

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

Accounting Pronouncements and Policies

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606) (“ASU 2014-09”), amending its accounting guidance related to revenue recognition. Under this ASU and subsequently issued amendments, revenue is recognized to depict the transfer of goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. Additional disclosures are required to provide the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments and assets recognized from costs incurred to obtain or fulfill a contract. The standard is effective for annual periods, and interim periods within those annual periods, beginning after December 15, 2017. ASU 2014-09 is effective for the Company starting in the first quarter of its fiscal 2019. The Company elected to adopt the standard using the modified retrospective method. The Company has substantially completed its analysis of the impact of the adoption, and expects that the adoption of this guidance will not have a material impact on its consolidated financial statements.

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

In May 2017, the FASB issued ASU 2017-09, “Compensation - Stock Compensation” (Topic 718): Scope of Modification Accounting (“ASU 2017-09”). The new guidance clarifies when a change to the terms or conditions of a share based payment award must be accounted for as a modification. ASU 2017-09 is effective for annual periods, and interim periods within those annual periods, beginning after December 15, 2017, with early adoption permitted. ASU 2017-09 is effective for the Company in the first quarter of its fiscal 2019. The Company does not expect the adoption of this standard to have a significant impact on its financial results when adopted.

No other accounting pronouncements recently issued or newly effective have had or are expected to have a material impact on the Company’s consolidated financial statements.

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

The weighted-average shares issuable upon the exercise of stock options included in the diluted EPS calculation at September 30, 2018 were 367,000, which equates to 231,000 dilutive common stock equivalents. For the year ended September 30, 2017, the weighted-average shares issuable upon the exercise of stock options included in the diluted EPS calculation were 463,000, which equates to 284,000 dilutive common stock equivalents. Weighted-average shares issuable upon the exercise of stock options, which were not included in the diluted EPS calculation because they were anti-dilutive, were zero in 2018 and 2017.

The following presents the calculation of the basic and diluted EPS for the years ended September 30, 2018 and 2017:

	2018			2017
	Net Income	Shares	EPS	Net Income	Shares	EPS
Basic EPS	$12,564,000	14,492,000	$0.87	$8,418,000	14,396,000	$0.58
Common stock equivalents		231,000			284,000

Diluted EPS	$12,564,000	14,723,000	$0.85	$8,418,000	14,680,000	$0.57

Cash Equivalents

Cash equivalents consist of short-term certificates of deposit and deposits in money market accounts with original maturities of three months or less.

Marketable Securities

Marketable debt and equity securities are categorized as trading securities and are thus marked to market and stated at fair value. Fair value is determined using the quoted closing or latest bid prices for Level 1 investments and market standard valuation methodologies for Level 2 investments. Realized gains and losses on investment transactions are determined by specific identification and are recognized as incurred in the consolidated income statements. Net changes in unrealized gains and losses are reported in the consolidated income statements in the current period.

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

The fair value of marketable equity securities, mutual funds, exchange-traded funds, corporate bonds, government securities, and cash and money funds are substantially based on quoted market prices (Level 1). Corporate and municipal bonds are valued using market standard valuation methodologies, including: discounted cash flow methodologies, and matrix pricing or other similar techniques. The inputs to these market standard valuation methodologies include, but are not limited to: interest rates, credit standing of the issuer or counterparty, industry sector of the issuer, coupon rate, call provisions, maturity, estimated duration and assumptions regarding liquidity and estimated future cash flows. In addition to bond characteristics, the valuation methodologies incorporate market data, such as actual trades completed, bids and actual dealer quotes, where such information is available. Accordingly, the estimated fair values are based on available market information and judgments about financial instruments (Level 2). Fair values of the Level 2 investments are provided by the Company’s professional investment management firms.

The following table sets forth by level, within the fair value hierarchy, the Company’s assets measured at fair value as of September 30, 2018:

	Fair Value Measurements
	Level 1	Level 2	Level 3	Total
Equities	$11,768,000	$—	$—	$11,768,000
Mutual Funds	3,811,000	—	—	3,811,000
Exchange-Traded Funds	4,148,000	—	—	4,148,000
Corporate Bonds	—	29,884,000	—	29,884,000
Government Securities	53,883,000	—	—	53,883,000
Cash and Money Funds	564,000	—	—	564,000

Total	$74,174,000	$29,884,000	$—	$104,058,000

Net unrealized losses reported during fiscal 2018 on trading securities still held as of September 30, 2018, were $612,000. There were no transfers of investments between Level 1 and Level 2 during the year ended September 30, 2018. In September 2018, the Company invested an additional $15.0 million of its operating cash in government securities.

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

Foreign Currency Transactions

Gains and losses resulting from foreign currency transactions are included in income and were not significant during the years ended September 30, 2018 and 2017.

Risk Management

Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash and cash equivalents, marketable securities, and accounts receivable. The Company maintains its cash accounts in various domestic financial institutions which may from time to time exceed federally insured limits. Operating cash is retained overnight in non-interest-bearing accounts which allow for offsets to treasury service charges. The marketable securities are invested in cash and money funds, mutual funds, exchange-traded funds (“ETF’s”), corporate bonds, government securities and stocks through a professional investment advisor. Investment securities are exposed to various risks, such as interest rate, market and credit risks.

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

Changes in the allowance for slow moving and obsolete inventories are as follows:

	2018	2017
Balance, beginning of year	$3,826,000	$3,869,000
Charged to cost of sales	262,000	77,000
Disposal of inventory, net of recoveries	(315,000)	(120,000)

Balance, end of year	$3,773,000	$3,826,000

Property and Equipment

Property and equipment are stated at cost (see Note 4). Depreciation of property and equipment is computed using the straight-line method over the estimated useful lives of the related assets, as follows:

Years
Land improvements	15
Buildings & improvements	6-40
Equipment	2-10

Impairments

Property and equipment and intangible assets subject to amortization are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset (or asset group) may not be recoverable. An impairment loss would be recognized when the carrying amount of an asset exceeds the estimated undiscounted cash flows expected to result from the use of the asset and its eventual disposition. The amount of the impairment loss to be recorded is calculated by the excess of the asset’s carrying value over its fair value. Fair value is generally determined using a discounted cash flow analysis. No such impairment losses were recorded during the years ended September 30, 2018 and 2017.

Revenues and Expenses

Revenues from contracts for the design, manufacture and sale of asphalt plants are recognized under the percentage-of-completion method. The percentage-of-completion method of accounting for these contracts recognizes revenue, net of any promotional discounts, and costs in proportion to actual labor costs incurred, as compared with total estimated labor costs expected to be incurred during the entire contract. Pre-contract costs are expensed as incurred. Changes to total estimated contract costs or losses, if any, are recognized in the period in which they are determined. Revenue recognized in excess of amounts billed is classified as current assets under “costs and estimated earnings in excess of billings.” The Company anticipates that all incurred costs associated with these contracts at September 30, 2018, will be billed and collected within one year.

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

Product warranty costs are estimated using historical experience and known issues and are charged to production costs as revenue is recognized.

Changes in the accrual for warranty and related costs are composed of the following:

	2018	2017
Balance, beginning of year	$412,000	$401,000
Warranties issued	225,000	400,000
Warranties settled	(237,000)	(389,000)

Balance, end of year	$400,000	$412,000

All product engineering and development costs, and selling, general and administrative expenses are charged to operations as incurred. Provision is made for any anticipated contract losses in the period that the loss becomes evident.

The allowance for doubtful accounts is determined by performing a specific review of all account balances greater than 90 days past due and other higher risk amounts to determine collectability, and also adjusting for any known customer payment issues with account balances in the less-than-90-day past due aging category. Account balances are charged off against the allowance for doubtful accounts when they are determined to be uncollectable. Any recoveries of account balances previously considered in the allowance for doubtful accounts reduce future additions to the allowance for doubtful accounts. The allowance for doubtful accounts also includes an estimate for returns and allowances. Provisions for estimated returns and allowances and other adjustments, are provided for in the same period the related sales are recorded. Returns and allowances, which reduce product revenue, are estimated using known issues and historical experience.

Changes in the allowance for doubtful accounts are composed of the following:

	2018	2017
Balance, beginning of year	$207,000	$195,000
Provision for doubtful accounts	210,000	115,000
Provision for estimated returns and allowances	265,000	385,000
Uncollectible accounts written-off	(76,000)	(16,000)
Returns and allowances issued	(293,000)	(472,000)

Balance, end of year	$313,000	$207,000

Shipping and Handling Costs

Shipping and handling costs are included in production costs in the consolidated income statements.

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

Deferred tax assets and liabilities are measured using the rates expected to apply to taxable income in the years in which the temporary differences are expected to reverse and the credits are expected to be used. The effect on deferred tax assets and liabilities of the change in tax rates is recognized in income in the period that includes the enactment date. All available evidence, both positive and negative, is considered to determine whether, based on the weight of that evidence, the Company is more likely than not to realize the benefit of a deferred tax asset and whether a valuation allowance is needed for some portion or all of a deferred tax asset. No such valuation allowances were recorded as of September 30, 2018 and 2017.

On December 22, 2017, the U.S. Tax Cuts and Jobs Act (the “Tax Reform Act”) was signed into law by President Donald Trump. The Tax Reform Act significantly lowered the U.S. corporate income tax rate from 35% to 21% effective January 1, 2018, while also repealing the deduction for domestic production activities for tax years beginning after December 31, 2017, implementing a territorial tax system and imposing repatriation tax on deemed repatriated earnings of foreign subsidiaries. U.S. GAAP requires that the impact of tax legislation be recognized in the period in which the law was enacted. As a result of the Tax Reform Act, the Company recorded a tax benefit of $0.7 million due to re-measurement of its deferred tax liability, in the three months ended December 31, 2017. The Company recorded an additional $0.1 million of tax benefits related to the Tax Reform Act in the fourth quarter of fiscal 2018.

The Company’s income tax provision is based on management’s estimate of the effective tax rate for the full year. The tax provision in any period will be affected by, among other things, permanent, as well as temporary differences in the deductibility of certain items, in addition to changes in tax legislation. As a result, the Company may experience significant fluctuations in the effective book tax rate (that is, its tax expense divided by pre-tax book income) from period to period. For fiscal 2018, the Company’s effective tax rate declined compared to fiscal 2017, primarily due to the implementation of the Tax Reform Act.

Comprehensive Income

For the years ended September 30, 2018 and 2017, other comprehensive income is equal to net income.

Reporting Segments and Geographic Areas

The Company has one reportable segment. For fiscal 2018 and 2017, total revenues of $98,614,000 and $80,608,000, and total long-term assets of $7,942,000 and $5,775,000, respectively, were attributed to the United States. Revenues are attributed to geographic areas based on the location of the assets producing the revenues.

Customers with 10% (or greater) of Net Revenues

Approximately 3% of total net revenue in the year ended September 30, 2018 and 13% of total net revenue for the year ended September 30, 2017, was from one or more separate U.S. entities owned by a foreign-based global company.

One other customer accounted for approximately 10% of net revenue for the year ended September 30, 2017. No customer accounted for 10% or more of fiscal 2018 net revenue.

Subsequent Events

Management has evaluated events occurring from September 30, 2018 through the date these financial statements were filed with the SEC for proper recording and disclosures therein.

NOTE 2 - INVENTORIES, NET

Net inventories consist of the following:

	September 30,
	2018	2017
Raw materials	$11,254,000	$9,407,000
Work in process	1,020,000	3,098,000
Finished goods	5,924,000	4,166,000
Used equipment	16,000	16,000

	$18,214,000	$16,687,000

At September 30, 2018 and 2017, cost is determined by the LIFO method for inventories. The estimated current cost of inventories exceeded their LIFO basis by approximately $4,446,000 and $4,250,000 at September 30, 2018 and 2017, respectively. Slow moving and obsolete inventory reserves were $3,773,000 and $3,826,000 at September 30, 2018 and 2017, respectively.

NOTE 3 - COSTS AND ESTIMATED EARNINGS IN EXCESS OF BILLINGS

Costs and estimated earnings in excess of billings on uncompleted contracts as of September 30, 2018 and 2017 consisted of the following:

	September 30,
	2018	2017
Costs incurred on uncompleted contracts	$17,437,000	$10,250,000
Estimated earnings	7,335,000	3,161,000

	24,772,000	13,411,000
Billings to date	12,872,000	6,643,000

Costs and estimated earnings in excess of billings	$11,900,000	$6,768,000

NOTE 4 - PROPERTY AND EQUIPMENT

Property and equipment consist of the following as of September 30, 2018 and 2017:

	September 30,
	2018	2017
Land and improvements	$3,323,000	$3,323,000
Buildings and improvements	13,350,000	12,935,000
Equipment	12,966,000	9,943,000

	29,639,000	26,201,000
Less: Accumulated depreciation and amortization	(21,750,000)	(20,479,000)

Property and equipment, net	$7,889,000	$5,722,000

Property and equipment includes approximately $11,996,000 and $10,645,000 of fully depreciated assets, which remained in service during fiscal 2018 and 2017, respectively.

NOTE 5 - ACCRUED EXPENSES

Accrued expenses consist of the following as of September 30, 2018 and 2017:

	September 30,
	2018	2017
Payroll and related accruals	$1,371,000	$1,374,000
Warranty and related accruals	400,000	412,000
Professional fees	118,000	158,000
Other	196,000	482,000

Accrued expenses	$2,085,000	$2,426,000

NOTE 6 - INCOME TAXES

The provision for income tax expense consists of:

	Year Ended September 30,
	2018	2017
Current:
Federal	$1,441,000	$2,381,000
State	127,000	50,000

Total current	1,568,000	2,431,000

Deferred:
Federal	631,000	1,238,000
State	126,000	91,000

Total deferred	757,000	1,329,000

Income tax expense	$2,325,000	$3,760,000

A reconciliation of the federal statutory tax rate to the total tax provision is as follows:

	Year Ended September 30,
	2018	2017
Federal income taxes computed at the statutory rate	24.3%	34.0%
State income taxes, net of federal benefit	1.4%	1.2%
Change in current tax rate	(3.0%)	—
Change in deferred tax rate	(2.3%)	—
Research & development tax refunds & credits	(1.8%)	(2.1%)
Dividend received deduction	(0.9%)	(0.9%)
Domestic production activities deduction	(1.2%)	(2.8%)
Incentive stock options	(1.0%)	—
Other, net	0.1%	1.5%

Effective income tax rate	15.6%	30.9%

Deferred income tax assets and liabilities consist of the following:

	September 30,
	2018	2017
Deferred Tax Assets:
Accrued liabilities and reserves	$218,000	$351,000
Allowance for doubtful accounts	71,000	73,000
Inventory	494,000	778,000
R&D tax credits carryforwards	87,000	155,000
Stock-based compensation	104,000	95,000
Net operating losses carryforwards	57,000	58,000
Other	—	48,000

Gross Deferred Income Tax Assets	1,031,000	1,558,000

Deferred and Other Tax Liabilities:
Domestic international sales corporation	(543,000)	(839,000)
Percentage of completion	(1,717,000)	(1,114,000)
Property and equipment	(904,000)	(694,000)
Unrealized gain on investments	(75,000)	(332,000)
Unrecognized tax benefits	(150,000)	(150,000)
Other	—	(30,000)

Gross Deferred and Other Income Tax Liabilities	(3,389,000)	(3,159,000)

Net Deferred and Other Income Tax Assets (Liabilities)	$(2,358,000)	$(1,601,000)

Total income taxes paid in fiscal 2018 and 2017 were $2,775,000 and $1,918,000, respectively.

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

Significant judgment is required in evaluating the Company’s uncertain tax position and determining the Company’s provision for taxes. Although the Company believes the reserves of unrecognized tax benefits (“UTB’s”) are reasonable, no assurance can be given that the final outcome of these matters will not be different from that which is reflected in the Company’s historical income tax provision and accruals. The Company adjusts these reserves in light of changing facts and circumstances. As of September 30, 2018 and 2017, the Company had UTB’s of $150,000. There were no additional accruals of UTB’s during fiscal years ended September 30, 2018 and 2017.

The Company recognizes interest and penalties accrued related to UTB’s as a component of income tax expense. There were no additional accruals of interest expense nor penalties during fiscal years ended September 30, 2018 and 2017. It is reasonably possible that the amount of the UTB’s with respect to certain unrecognized tax positions will increase or decrease during the next 12 months. The Company does not expect the change to have a material effect on its results of operations or its financial position. The only expected potential reason for change would be the normal expiration of the statute of limitations or the ultimate results stemming from any examinations by taxing authorities. If recognized, the entire amount of UTB’s would have an impact on the Company’s effective tax rate.

The effective income tax rate for fiscal 2018 was 15.6% versus 30.9% in fiscal 2017 due primarily to changes in the corporate income tax rate.

As of September 30, 2017, the Company had no federal research and development tax credits (“R&D Credits”) carryforwards. In fiscal 2018, $249,000 of new credits were generated, all of which were used. There are no R&D Credits carryforwards as of September 30, 2018.

As of September 30, 2017, the Company had $155,000 in Florida state research and development tax credits (“Florida R&D Credits”) carryforwards. The Company received additional Florida R&D Credits of $25,000 in fiscal 2018 and used $93,000, leaving $87,000 of Florida R&D Credits carryforwards as of September 30, 2018. The $87,000 of Florida R&D Credits, which are included in net deferred and other income tax liabilities of $(2,358,000) at September 30, 2018, expire in fiscal 2022.

The Company files U.S. federal income tax returns, as well as Florida and Iowa income tax returns. The Company’s U.S. federal income tax returns filed for tax years prior to fiscal year ended September 30, 2015 are generally no longer subject to examination by taxing authorities due to the expiration of the statute of limitations.

NOTE 7 - RETIREMENT BENEFITS

The Company has a voluntary 401(k) employee benefit plan, which covers all eligible, domestic employees. The Company makes discretionary matching contributions subject to a maximum level, in accordance with the terms of the plan. The Company charged approximately $420,000 and $218,000 to expense under the provisions of the plan during the fiscal years 2018 and 2017, respectively.

NOTE 8 - LONG-TERM DEBT

The Company had no long-term debt outstanding at September 30, 2018 or 2017. The Company does not currently require a credit facility.

As of September 30, 2018, total cash deposits with insurance companies covering collateral needs were $135,000.

NOTE 9 - COMMITMENTS AND CONTINGENCIES

Leases

The Company leases certain equipment under non-cancelable operating leases. Future minimum rental commitments under these leases at September 30, 2018 are immaterial. Total rental expense for the fiscal years ended September 30, 2018 and 2017 was $38,000 and $179,000, respectively.

Litigation

The Company is not involved in any legal proceedings other than routine litigation arising in the normal course of business, none of which we believe will have a material adverse effect on our business, financial condition or results of operations. Claims made in the ordinary course of business may be covered in whole or in part by insurance.

NOTE 10 - SHAREHOLDERS’ EQUITY

Under the Company’s Certificate of Incorporation, as amended, certain rights of the holders of the Company’s common stock are modified by shares of Class B stock for as long as such shares shall remain outstanding. During that period, holders of common stock will have the right to elect approximately 25% of the Company’s Board of Directors, and conversely, holders of Class B stock will be entitled to elect approximately 75% of the Company’s Board of Directors. During the period when shares of common stock and Class B stock are outstanding, certain matters submitted to a vote of shareholders will also require approval of the holders of common stock and Class B stock, each voting separately as a class. Common stock and Class B shareholders have equal rights with respect to dividends, preferences, and rights, including rights in liquidation.

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

As of September 30, 2018, all outstanding common stock options had been fully vested. These options amounted to 242,492 at September 30, 2018. As long as the employee remains employed by the Company, these options are exercisable through October 1, 2021.

As of September 30, 2018, 482,000 shares of Company common stock and 100,000 shares of Class B stock are available for granting of Awards under the 2009 Plan.

The following table summarizes option activity under the 2009 Plan:

	Number of Shares	Average Exercise Price Per Share
Options outstanding at September 30, 2016	483,750	$5.684
Options exercised during fiscal 2017	(43,750)	$5.126

Options outstanding at September 30, 2017	440,000	$5.739
Options exercised during fiscal 2018	(122,508)	$5.104

Options outstanding at September 30, 2018	317,492	$5.984

No options were granted, forfeited or cancelled during the year ended September 30, 2018. The weighted average remaining contractual life on the options outstanding as of September 30, 2018 is 3.5 years under the 2009 Plan.

NOTE 12 - RELATED PARTY TRANSACTIONS

Marcar Leasing Corporation (“Marcar”) was engaged in leasing vehicles and forklifts to the Company. Marcar is owned by a family member of the Company’s chairman. New leases between the Company and Marcar provided for equal monthly payments. There were no lease payments made to Marcar during fiscal 2018. During fiscal 2017, the Company made lease payments to Marcar totaling $125,000. On October 5, 2017, the Company agreed to purchase leased vehicles and forklifts under contract with Marcar for $320,000. The Company has no further obligation to Marcar.

ITEM 9	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

ITEM 9A	CONTROLS AND PROCEDURES

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

As of the end of the period covered by this Report, the Company conducted an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Exchange Act Rules 13a-15(b). Based on this evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of September 30, 2018.

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

In order to ensure that the Company’s internal control over financial reporting is effective, management regularly assesses such controls and did so most recently as of September 30, 2018. This assessment was based on criteria for effective internal control over financial reporting described in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management believes the Company maintained effective internal control over financial reporting as of September 30, 2018. The effectiveness of our internal control over financial reporting as of September 30, 2018 has been audited by Moore Stephens Lovelace, P.A., an independent registered public accounting firm, as stated in their report that is included herein.

Changes in Internal Control over Financial Reporting

The Company’s management, including the Chief Executive Officer and Chief Financial Officer, has reviewed the Company’s internal control over financial reporting. There were no changes in the Company’s internal control over financial reporting during the year ended September 30, 2018 that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B	OTHER INFORMATION

None

PART III

ITEM 10	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this Item 10 is incorporated herein by reference to the Company’s Definitive Proxy Statement for the 2019 Annual Meeting of Stockholders.

ITEM 11	EXECUTIVE COMPENSATION

The information required by this Item 11 is incorporated herein by reference to the Company’s Definitive Proxy Statement for the 2019 Annual Meeting of Stockholders.

ITEM 12	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this Item 12 is incorporated herein by reference to the Company’s Definitive Proxy Statement for the 2019 Annual Meeting of Stockholders.

ITEM 13	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this Item 13 is incorporated herein by reference to the Company’s Definitive Proxy Statement for the 2019 Annual Meeting of Stockholders.

ITEM 14	PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this Item 14 is incorporated herein by reference to the Company’s Definitive Proxy Statement for the 2019 Annual Meeting of Stockholders.

PART IV

ITEM 15	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)

A listing of financial statements and financial statement schedules filed as part of this Report and which financial statements and schedules are incorporated into this report by reference, is set forth in the “Index to Financial Statements and Financial Statement Schedules” in Item 8 hereof.

(b)	Exhibit Index

EXHIBIT NUMBER	DESCRIPTION	FILED HEREWITH

3.1	Restated Certificate of Incorporation of Company, incorporated by reference to Exhibit 3.1 to Registration No. 33-627(P)

3.2	Amended and Restated By-Laws of Gencor Industries, Inc., incorporated by reference to Exhibit 3.2 to the Company’s Annual Report on Form 10-K for the year ended September 30, 2007

3.3	Certificate of Amendment, changing name of Mechtron International Corporation to Gencor Industries, Inc. and adding a “twelfth” article regarding director liability limitation, incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 1987(P)

4.1	Form of Common Stock certificate, incorporated by reference to Exhibit 4.1 to Registration No. 33-627(P)

10.1	The Company’s 2009 Incentive Compensation Plan, as incorporated by reference to the Company’s 2009 Proxy Statement filed with the Securities and Exchange Commission on Schedule 14A on January 28, 2009

10.5	Form of Agreement for Nonqualified Stock Options granted in 1986, incorporated by reference to the Annual Report on Form 10-K for the year ended December 31, 1986(P)

10.11	1997 Stock Option Plan incorporated by reference to Exhibit A to the Company’s Proxy Statement on 14A, filed March 3, 1997

10.12	First Amendment to the Stock Option Plan Agreement incorporated by reference to Exhibit 10.12 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2006

21.1	Subsidiaries of the Registrant	X

23.1	Consent of Independent Registered Public Accountants	X

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a – 14(a) of the Securities Exchange Act of 1934, as amended	X

31.2	Certification of Chief Financial Officer Pursuant to Rule 13a – 14(a) of the Securities Exchange Act of 1934, as amended	X

32.1	Certifications of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U. S. C. Section 1350	X

EXHIBIT NUMBER	DESCRIPTION	FILED HEREWITH

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation Linkbase

101.DEF	XBRL Taxonomy Extension Definition Linkbase

101.LAB	XBRL Taxonomy Extension Label Linkbase

101.PRE	XBRL Taxonomy Extension Presentation Linkbase

SIGNATURES

Pursuant to the requirements of Sections 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: December 13, 2018	GENCOR INDUSTRIES, INC.
(Registrant)

/s/ John E. Elliott
John E. Elliott
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated. The signatures of Directors constitute a majority of Directors.

/s/ E.J. Elliott		/s/ John E. Elliott
E.J. Elliott	December 13, 2018	John E. Elliott	December 13, 2018
Chairman		Chief Executive Officer
(Principal Executive Officer)

/s/ Marc G. Elliott		/s/ Eric E. Mellen
Marc G. Elliott	December 13, 2018	Eric E. Mellen	December 13, 2018
President		Chief Financial Officer
(Principal Financial and Accounting Officer)

/s/ James P. Sharp		/s/ Cort J. Dondero
James P. Sharp	December 13, 2018	Cort J. Dondero	December 13, 2018
Director		Director

/s/ David A. Air
David A. Air	December 13, 2018
Director