Form 10-Q
period 2018-12-31
GENCOR INDUSTRIES INC
filed 2019-02-01
CIK 64472

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 2018

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD: From                      to

Commission File Number: 001-11703

GENCOR INDUSTRIES, INC.

Delaware	59-0933147
(State or other jurisdiction of incorporated or organization)	(I.R.S. Employer Identification No.)

5201 North Orange Blossom Trail, Orlando, Florida	32810
(Address of principal executive offices)	(Zip Code)

(407) 290-6000

(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer	☐	Accelerated Filer	☒

Non-Accelerated Filer	☐	Smaller Reporting Company	☒

Emerging Growth Company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at February 1, 2019
Common stock, $.10 par value	12,252,337 shares
Class B stock, $.10 par value	2,288,857 shares

GENCOR INDUSTRIES, INC.

Introductory Note: Caution Concerning Forward-Looking Statements

This Quarterly Report on Form 10-Q and the Company’s other communications and statements may contain “forward-looking statements,” including statements about the Company’s beliefs, plans, objectives, goals, expectations, estimates, projections and intentions. These statements are subject to significant risks and uncertainties and are subject to change based on various factors, many of which are beyond the Company’s control. The words “may,” “could,” “should,” “would,” “believe,” “anticipate,” “estimate,” “expect,” “intend,” “plan,” “target,” “goal,” and similar expressions are intended to identify forward-looking statements. All forward-looking statements, by their nature, are subject to risks and uncertainties. The Company’s actual future results may differ materially from those set forth in its forward-looking statements. For information concerning these factors and related matters, see Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” in this Report, and the following sections of the Company’s Annual Report on Form 10-K for the year ended September 30, 2018: (a) “Risk Factors” in Part I, and (b) “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II. However, other factors besides those referenced could adversely affect the Company’s results, and you should not consider any such list of factors to be a complete set of all potential risks or uncertainties. Any forward-looking statements made by the Company herein speak as of the date of this Quarterly Report. The Company does not undertake to update any forward-looking statement, except as required by law.

Unless the context otherwise indicates, all references in this Quarterly Report to the “Company,” “Gencor,” “we,” “us,” or “our,” or similar words are to Gencor Industries, Inc. and its subsidiaries.

Part I. Financial Information

GENCOR INDUSTRIES, INC.

Condensed Consolidated Balance Sheets

	December 31, 2018	September 30, 2018
ASSETS	(Unaudited)
Current assets:
Cash and cash equivalents	$4,269,000	$8,012,000
Marketable securities at fair value (cost $106,563,000 at December 31, 2018 and $103,751,000 at September 30, 2018)	104,445,000	104,058,000
Accounts receivable, less allowance for doubtful accounts of $278,000 at December 31, 2018 and $313,000 at September 30, 2018	1,500,000	993,000
Costs and estimated earnings in excess of billings	13,319,000	11,900,000
Inventories, net	20,229,000	18,214,000
Prepaid expenses & other current assets	1,582,000	1,904,000

Total Current Assets	145,344,000	145,081,000

Property and equipment, net	8,164,000	7,889,000
Other assets	53,000	53,000

Total Assets	$153,561,000	$153,023,000

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$3,593,000	$1,838,000
Customer deposits	3,397,000	4,563,000
Accrued expenses	2,189,000	2,085,000

Total Current Liabilities	9,179,000	8,486,000

Deferred and other income taxes	1,873,000	2,358,000

Total Liabilities	11,052,000	10,844,000

Commitments and contingencies
Shareholders’ equity:
Preferred stock, par value $.10 per share; authorized 300,000 shares; none issued	—	—
Common stock, par value $.10 per share; 15,000,000 shares authorized; 12,252,337 shares issued and outstanding at December 31, 2018 and September 30, 2018, respectively	1,225,000	1,225,000
Class B Stock, par value $.10 per share; 6,000,000 shares authorized; 2,288,857 shares issued and outstanding at December 31, 2018 and September 30, 2018, respectively	229,000	229,000
Capital in excess of par value	11,879,000	11,862,000
Retained earnings	129,176,000	128,863,000

Total Shareholders’ Equity	142,509,000	142,179,000

Total Liabilities and Shareholders’ Equity	$153,561,000	$153,023,000

See accompanying Notes to Condensed Consolidated Financial Statements

GENCOR INDUSTRIES, INC.

Condensed Consolidated Statements of Income

(Unaudited)

	For the Quarters Ended December 31,
	2018	2017
Net revenue	$21,327,000	$23,122,000
Costs and expenses:
Production costs	16,410,000	18,039,000
Product engineering and development	723,000	700,000
Selling, general and administrative	2,190,000	2,692,000

	19,323,000	21,431,000

Operating income	2,004,000	1,691,000
Other income (expense), net:
Interest and dividend income, net of fees	534,000	293,000
Realized and unrealized gains (losses) on marketable securities, net	(2,147,000)	161,000
Other	—	4,000

	(1,613,000)	458,000

Income before income tax expense (benefit)	391,000	2,149,000
Income tax expense (benefit)	78,000	(197,000)

Net income	$313,000	$2,346,000

Basic Income per Common Share:
Net income per share	$0.02	$0.16

Diluted Income per Common Share:
Net income per share	$0.02	$0.16

See accompanying Notes to Condensed Consolidated Financial Statements

GENCOR INDUSTRIES, INC.

Condensed Consolidated Statements of Shareholders’ Equity

(Unaudited)

For the Quarter Ended December 31, 2018

	Common Stock		Class B Stock		Capital in Excess of	Retained	Total Shareholders’
	Shares	Amount	Shares	Amount	Par Value	Earnings	Equity
September 30, 2018	12,252,337	$1,225,000	2,288,857	$229,000	$11,862,000	$128,863,000	$142,179,000
Net income	—	—	—	—	—	313,000	313,000
Stock-based compensation	—	—	—	—	17,000	—	17,000

December 31, 2018	12,252,337	$1,225,000	2,288,857	$229,000	$11,879,000	$129,176,000	$142,509,000

For the Quarter Ended December 31, 2017

	Common Stock		Class B Stock		Capital in Excess of	Retained	Total Shareholders’
	Shares	Amount	Shares	Amount	Par Value	Earnings	Equity
September 30, 2017	12,154,829	$1,215,000	2,263,857	$226,000	$11,178,000	$116,299,000	$128,918,000
Net income	—	—	—	—	—	2,346,000	2,346,000
Stock-based compensation	—	—	—	—	18,000	—	18,000
Stock options exercised	27,008	3,000	25,000	3,000	261,000	—	267,000

December 31, 2017	12,181,837	$1,218,000	2,288,857	$229,000	$11,457,000	$118,645,000	$131,549,000

See accompanying Notes to Condensed Consolidated Financial Statements

GENCOR INDUSTRIES, INC.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	For the Quarters Ended December 31,
	2018	2017
Cash flows from operating activities:
Net income	$313,000	$2,346,000
Adjustments to reconcile net income to cash provided by (used in) operating activities:
Purchases of marketable securities	(68,444,000)	(53,513,000)
Proceeds from sale and maturity of marketable securities	65,998,000	53,177,000
Change in fair value of marketable securities	2,059,000	(118,000)
Deferred income taxes	(485,000)	(726,000)
Depreciation and amortization	386,000	300,000
Provision for doubtful accounts	25,000	—
Stock-based compensation	17,000	18,000
Changes in assets and liabilities:
Accounts receivable	(532,000)	(133,000)
Costs and estimated earnings in excess of billings	(1,419,000)	1,041,000
Inventories	(2,015,000)	(238,000)
Prepaid expenses & other current assets	322,000	410,000
Accounts payable	1,755,000	1,995,000
Customer deposits	(1,166,000)	(1,315,000)
Accrued expenses	104,000	373,000

Total adjustments	(3,395,000)	1,271,000

Cash flows provided by (used in) operating activities	(3,082,000)	3,617,000

Cash flows from investing activities:
Capital expenditures	(661,000)	(1,954,000)

Cash flows used in investing activities	(661,000)	(1,954,000)

Cash flows from financing activities:
Proceeds from stock option exercises	—	267,000

Cash flows provided by financing activities	—	267,000

Net increase (decrease) in cash and cash equivalents	(3,743,000)	1,930,000
Cash and cash equivalents at:
Beginning of period	8,012,000	22,933,000

End of period	$4,269,000	$24,863,000

See accompanying Notes to Condensed Consolidated Financial Statements

GENCOR INDUSTRIES, INC.

Notes to Condensed Consolidated Financial Statements

For the Quarter Ended December 31, 2018

(Unaudited)

Note 1—Basis of Presentation

The accompanying condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all material adjustments (consisting of normal, recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the quarter ended December 31, 2018 are not necessarily indicative of the results that may be expected for the year ending September 30, 2019.

The accompanying Condensed Consolidated Balance Sheet at September 30, 2018 has been derived from the audited financial statements at that date but does not include all of the information and notes required by generally accepted accounting principles for complete financial statements.

For further information, refer to the consolidated financial statements and notes thereto included in the Gencor Industries, Inc. Annual Report on Form 10-K for the year ended September 30, 2018.

Accounting Pronouncements and Policies

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606) (“ASU 2014-09”), amending its accounting guidance related to revenue recognition. Under this ASU and subsequently issued amendments, revenue is recognized to depict the transfer of goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. Additional disclosures are required to provide the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments and assets recognized from costs incurred to obtain or fulfill a contract. The standard is effective for annual periods, and interim periods within those annual periods, beginning after December 15, 2017. The Company adopted ASU 2014-09 in the first quarter of fiscal 2019. The Company elected to adopt the standard using the modified retrospective method. The adoption of ASU 2014-09 did not have a significant impact on its consolidated financial statements.

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

In May 2017, the FASB issued ASU 2017-09, Compensation—Stock Compensation (Topic 718): Scope of Modification Accounting (“ASU 2017-09”). The new guidance clarifies when a change to the terms or conditions of a share based payment award must be accounted for as a modification. ASU 2017-09 is effective for annual periods, and interim periods within those annual periods, beginning after December 15, 2017, with early adoption permitted. The Company adopted ASU 2017-09 in the first quarter of its fiscal 2019. The adoption of ASU 2017-09 did not have a significant impact on its consolidated financial statements.

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

The following table sets forth, by level, within the fair value hierarchy, the Company’s assets measured at fair value as of December 31, 2018:

	Fair Value Measurements
	Level 1	Level 2	Level 3	Total
Equities	$15,603,000	$—	$—	$15,603,000
Mutual Funds	3,832,000	—	—	3,832,000
Exchange-Traded Funds	5,759,000	—	—	5,759,000
Corporate Bonds	—	39,273,000	—	39,273,000
Government Securities	38,900,000	—	—	38,900,000
Cash and Money Funds	1,078,000	—	—	1,078,000

Total	$65,172,000	$39,273,000	$—	$104,445,000

Net unrealized losses recognized during the quarter ended December 31, 2018 on trading securities still held as of December 31, 2018 were $(2,425,000). There were no transfers of investments between Level 1 and Level 2 during the quarter ended December 31, 2018. In the quarter ended December 2018, the Company invested an additional $2.0 million of its operating cash in marketable securities.

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

Note 3—Inventories

Inventories are valued at the lower of cost or market, with cost being determined principally by using the last-in, first-out (“LIFO”) method and market defined as replacement cost for raw materials and net realizable value for work in process and finished goods. Appropriate consideration is given to obsolescence, excessive levels, deterioration, possible alternative uses and other factors in determining net realizable value. The cost of work in process and finished goods includes materials, direct labor, variable costs and overhead. The Company evaluates the need to record inventory adjustments on all inventories, including raw materials, work in process, finished goods, spare parts and used equipment. Used equipment acquired by the Company on trade-in from customers is carried at estimated net realizable value. Unless specific circumstances warrant different treatment regarding inventory obsolescence, the carrying value of inventories three to four years old is reduced by 50%, while the carrying value of inventories four to five years old is reduced by 75%, and the carrying value of inventories greater than five years old is reduced to zero. Inventory is typically reviewed for obsolescence on an annual basis computed as of September 30, the Company’s fiscal year end. If significant known changes in trends, technology or other specific circumstances that warrant consideration occur during the year, then the impact on obsolescence is considered at that time.

Net inventories at December 31, 2018 and September 30, 2018 consist of the following:

	December 31, 2018	September 30, 2018
Raw materials	$12,525,000	$11,254,000
Work in process	651,000	1,020,000
Finished goods	7,037,000	5,924,000
Used equipment	16,000	16,000

	$20,229,000	$18,214,000

Note 4—Costs and Estimated Earnings in Excess of Billings

Costs and estimated earnings in excess of billings on uncompleted contracts as of December 31, 2018 and September 30, 2018 consist of the following:

	December 31, 2018	September 30, 2018
Costs incurred on uncompleted contracts	$27,145,000	$17,437,000
Estimated earnings	10,668,000	7,335,000

	37,813,000	24,772,000
Billings to date	24,494,000	12,872,000

Costs and estimated earnings in excess of billings	$13,319,000	$11,900,000

Note 5—Earnings per Share Data

The following table sets forth the computation of basic and diluted earnings per share for the quarters ended December 31, 2018 and 2017:

	December 31, 2018	December 31, 2017
Net income	$313,000	$2,346,000

Common Shares:
Weighted-average common shares outstanding	14,541,000	14,458,000
Effect of dilutive stock options	158,000	265,000

Weighted-average diluted shares outstanding	14,699,000	14,723,000

Basic:
Net income per share	$0.02	$0.16

Diluted:
Net income per share	$0.02	$0.16

Basic earnings per share is based on the weighted-average number of shares outstanding. Diluted earnings per share is based on the sum of the weighted-average number of shares outstanding plus common stock equivalents.

Weighted-average shares issuable upon the exercise of stock options included in the diluted earnings per share calculation for the quarter ended December 31, 2018 were 317,000, which equates to 158,000 dilutive common stock equivalents. Weighted-average shares issuable upon the exercise of stock options included in the diluted earnings per share calculation for the quarter ended December 31, 2017 were 401,000, which equated to 265,000 dilutive common stock equivalents. Weighted-average shares issuable upon the exercise of stock options, which were not included in the diluted earnings per share calculations because they were anti-dilutive, were zero for the quarters ended December 31, 2018 and 2017.

Note 6—Customers with 10% (or greater) of Net Revenues

Four customers accounted for 24.7%, 22.9%, 14.8% and 13.7% of net revenues, respectively, for the quarter ended December 31, 2018. Net revenues for each of these four customers were less than 1% during the prior year comparative periods.

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

Note 8—Revenue Recognition and Related Costs

As discussed in Note 1, the Company adopted the provisions of ASU No. 2014-09 and related amendments effective for the quarter ended December 31, 2018 using the modified retrospective method. The adoption of this standard did not have a material impact on the timing or amounts of revenues recognized by the Company, and, as such, no cumulative effect adjustment was recorded with the adoption of the standard.

The following table disaggregates the Company’s net revenue by major source for the quarter ended December 31, 2018:

Equipment sales recognized over time	$16,353,000
Equipment sales recognized at a point in time	1,514,000
Parts and component sales	3,051,000
Freight revenue	402,000
Other	7,000

Net revenue	$21,327,000

Revenues from contracts with customers for the design, manufacture and sale of custom equipment are recognized over time when the performance obligation is satisfied by transferring control of the equipment. Control of the equipment transfers over time as the equipment is unique to the specific contract and thus does not create an asset with an alternative use to the Company. Revenues and costs are recognized in proportion to actual labor costs incurred, as compared with total estimated labor costs expected to be incurred, during the entire contract. All incremental costs related to obtaining a contract are expensed as incurred as the amortization period is less than one year. Changes to total estimated contract costs or losses, if any, are recognized in the period in which they are determined.

Contract assets (excluding accounts receivable) under contracts with customers represent revenue recognized in excess of amounts billed on equipment sales recognized over time. These contract assets were $13,319,000 at December 31, 2018 and are included in current assets as costs and estimated earnings in excess of billings on the Company’s Condensed Consolidated Balance Sheet at December 31, 2018. The Company anticipates that all these contract assets at December 31, 2018, will be billed and collected within one year.

Revenues from all other contracts for the design and manufacture of equipment, for service and for parts sales, net of any discounts and return allowances, are recorded at a point in time when control of the goods or services has been transferred. Control of the goods or service typically transfers at time of shipment or upon completion of the service.

Payment for equipment under contract with customers is typically due prior to shipment. Payment for services under contract with customers is due as certain milestones are completed. Accounts receivable related to contracts with customers at December 31, 2018 was $264,000.

Product warranty costs are estimated using historical experience and known issues and are charged to production costs as revenue is recognized. Provisions for estimated returns and allowances and other adjustments are provided for in the same period the related sales are recorded. Returns and allowances, which reduce product revenue, are estimated using historical experience.

Under certain contracts with customers, recognition of a portion of the consideration received may be deferred and recorded as a contract liability if the Company has to satisfy a future obligation, such as to provide installation assistance. There were no contract liabilities other than customer deposits at December 31, 2018. Customer deposits related to contracts with customers were $3,397,000 at December 31, 2018, and are included in current liabilities on the Company’s Condensed Consolidated Balance Sheet at December 31, 2018.

The Company records revenues earned for shipping and handling as freight revenue at the time of shipment, regardless of whether or not it is identified as a separate performance obligation. The cost of shipping and handling is classified as cost of goods sold concurrently.

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

In addition to government funding and overall economic conditions, fluctuations in the price of steel, which is a significant cost and product used in the manufacturing of most of the Company’s equipment, may affect the Company’s financial performance. The Company is subject to fluctuations in market prices for raw materials, such as steel. If the Company is unable to purchase materials it requires or is unable to pass on price increases to its customers or otherwise reduce its cost of goods sold, its business results of operations and financial condition may be adversely affected.

Also, an increase in the price of liquid asphalt could decrease demand for hot mix asphalt paving materials and certain of the Company’s products. Increases in oil prices also drive up the cost of gasoline and diesel, which results in increased freight costs. Where possible, the Company will pass increased freight costs on to its customers. However, the Company may not be able to recapture all of the increased costs and thus could have a negative impact on the Company’s financial performance.

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

Results of Operations

Quarter Ended December 31, 2018 versus December 31, 2017

Net revenues for the quarters ended December 31, 2018 and December 31, 2017 were $21,327,000 and $23,122,000, respectively, a decrease of $1,795,000. The decline in revenues reflects a moderate slowdown in orders from the significant growth in business over the prior year.

As a percent of sales, gross profit margins were 23.1% in the quarter ended December 31, 2018, compared to 22.0% in the quarter ended December 31, 2017. Gross profit margins increased as a result of the Company’s cost management and operational improvements, implemented over the past few years.

Product engineering and development expenses increased slightly to $723,000 for the quarter ended December 31, 2018 as compared to $700,000 for the quarter ended December 31, 2017. Selling, general and administrative (“SG&A”) expenses decreased by $502,000 to $2,190,000 for the quarter ended December 31, 2018, compared to the quarter ended December 31, 2017. Reduced sales commissions and advertising and trade show expenses resulted in the decrease in SG&A expenses.

Operating income increased to $2,004,000 for the quarter ended December 31, 2018, from $1,691,000 for the quarter ended December 31, 2017, on improved gross margins and reduced SG&A expenses.

For the quarter ended December 31, 2018, interest and dividend income, net of fees, from the investment portfolio was $534,000 as compared to $293,000 in the quarter ended December 31, 2017. The increase was due to additional interest income from a significantly higher level of investments in corporate bonds and higher rates on United States Treasury bills. The net realized and unrealized losses on marketable securities were $(2,147,000) for the quarter ended December 31, 2018 versus net gains of $161,000 for the quarter ended December 31, 2017, which losses were due to a weak domestic stock market from October through December 2018.

The effective income tax rate for the quarter ended December 31, 2018 was 19.9%, compared to a benefit of 9.2% for the quarter ended December 31, 2017. The 2017 benefit resulted from a $0.7 million adjustment to the net deferred tax liability, as a result of applying the lower corporate tax rates to comply with the recently enacted Tax Reform Act.

Net income for the quarter ended December 31, 2018 was $313,000 or $0.02 basic and diluted earnings per share versus net income of $2,346,000 or $0.16 basic and diluted earnings per share for the quarter ended December 31, 2017.

Liquidity and Capital Resources

The Company generates capital resources through operations and returns on its investments.

The Company had no long-term debt outstanding at December 31, 2018 or September 30, 2018. The Company does not currently require a credit facility. As of December 31, 2018, the Company had funded $135,000 in cash deposits at insurance companies to cover collateral needs.

As of December 31, 2018, the Company had $4,269,000 in cash and cash equivalents, and $104,445,000 in marketable securities, including $38,900,000 in government securities, $39,273,000 in corporate bonds, $15,603,000 in equities, $3,832,000 in mutual funds, $5,759,000 in exchange-traded funds and $1,078,000 in cash and money funds. The marketable securities are invested through professional investment management firms. These securities may be liquidated at any time into cash and cash equivalents.

The Company’s backlog was $34.8 million at December 31, 2018, compared to $50.2 million at December 31, 2017. The Company’s working capital (defined as current assets less current liabilities) was equal to $136.2 million at December 31, 2018 and $136.6 million at September 30, 2018. The significant purchases, sales and maturities of marketable securities shown on the condensed consolidated statements of cash flows reflect primarily the recurring purchase and sale of United States treasury bills. Cash used in operations during the quarter ended December 31, 2018 was $3,082,000. Costs and estimated earnings in excess of billings increased $1,419,000 and customer deposits decreased $1,166,000, reflecting the timing of revenue recognition on customers contracts recognized over time, at December 31, 2018. Inventories increased by $2,015,000, as several customer contracts recognized at a point in time were completed but delivery of the equipment was delayed at customer requests. Accounts payable increased by $1,755,000 from increased raw material purchases for production to meet the current backlog of customer orders.

Cash used in investing activities for the quarter ended December 31, 2018 was $661,000 related to capital expenditures, primarily for new manufacturing machinery used for handling and processing raw materials.

Seasonality

The Company is concentrated in the manufacturing of asphalt plants and related components, which is typically subject to a seasonal slow-down during the third and fourth quarters of the calendar year.

Forward-Looking Information

This Quarterly Report on Form 10-Q contains certain “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), which represent the Company’s expectations and beliefs, including, but not limited to, statements concerning gross margins, sales of the Company’s products and future financing plans. These statements, by their nature, involve substantial risks and uncertainties, certain of which are beyond the Company’s control. Actual results may differ materially depending on a variety of important factors, including the financial condition of the Company’s customers, changes in the economic and competitive environments and demand for the Company’s products.

For information concerning these factors and related matters, see the following sections of the Company’s Annual Report on Form 10-K for the year ended September 30, 2018: (a) “Risk Factors” in Part I and (b) “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II. However, other factors besides those referenced could adversely affect the Company’s results, and you should not consider any such list of factors to be a complete set of all potential risks or uncertainties. Any forward-looking statements made by the Company herein speak as of the date of this Report. The Company does not undertake to update any forward-looking statements, except as required by law.

Critical Accounting Policies, Estimates and Assumptions

The Company believes the following discussion addresses its most critical accounting policies, which are those that are most important to the portrayal of the financial condition and results of operations and require management’s most difficult, subjective, or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain. Accounting policies, in addition to the critical accounting policies referenced below, are presented in Note 1 to the Company’s Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended September 30, 2018, under the heading “Accounting Pronouncements and Policies.”

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

Revenues & Expenses

As discussed in Note 1 to the Company’s Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended September 30, 2018, under the heading “Accounting Pronouncements and Policies”, the Company adopted the provisions of ASU No. 2014-09 and its related amendments effective for the quarter ended December 31, 2018 using the modified retrospective method. The adoption of this standard did not have a material impact on the timing or amounts of revenues recognized by the Company, and, as such, no cumulative effect adjustment was recorded with the adoption of the standard.

Revenues from contracts with customers for the design, manufacture and sale of custom equipment are recognized over time when the performance obligation is satisfied by transferring control of the equipment. Control of the equipment transfers over time as the equipment is unique to the specific contract and thus does not create an asset with an alternative use to the Company. Revenues and costs are recognized in proportion to actual labor costs incurred, as compared with total estimated labor costs expected to be incurred during the entire contract. All incremental costs related to obtaining a contract are expensed as incurred, as the amortization period is less than one year. Changes to total estimated contract costs or losses, if any, are recognized in the period in which they are determined.

Contract assets (excluding accounts receivable) under contracts with customers represent revenue recognized in excess of amounts billed on equipment sales recognized over time. These contract assets were $13,319,000 at December 31, 2018 and are included in current assets as costs and estimated earnings in excess of billings on the Company’s Condensed Consolidated Balance Sheet at December 31, 2018. The Company anticipates that all contract assets at December 31, 2018, will be billed and collected within one year.

Revenues from all other contracts for the design and manufacture of equipment, for service and for parts sales, net of any discounts and return allowances, are recorded at a point in time when control of the goods or services has been transferred. Control of the goods or service typically transfers at time of shipment or upon completion of the service.

Payment for equipment under contract with customers is typically due prior to shipment. Payment for services under contract with customers is due as certain milestones are completed. Accounts receivable related to contracts with customers at December 31, 2018 was $264,000.

Product warranty costs are estimated using historical experience and known issues and are charged to production costs as revenue is recognized.

Under certain contracts with customers, recognition of a portion of the consideration received may be deferred and recorded as a contract liability if the Company has to satisfy a future obligation, such as to provide installation assistance. There were no contract liabilities other than customer deposits at December 31, 2018. Customer deposits related to contracts with customers were $3,397,000 at December 31, 2018, and are included in current liabilities on the Company’s Condensed Consolidated Balance Sheet at December 31, 2018.

The Company records revenues earned for shipping and handling as freight revenue at the time of shipment, regardless of whether or not it is identified as a separate performance obligation. The cost of shipping and handling is classified as cost of goods sold concurrently.

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

Inventories

Inventories are valued at the lower of cost or market, with cost being determined principally by using the last-in, first-out (“LIFO”) method and market defined as replacement cost for raw materials and net realizable value for work in process and finished goods. Appropriate consideration is given to obsolescence, excessive levels, deterioration, possible alternative uses and other factors in determining net realizable value. The cost of work in process and finished goods includes materials, direct labor, variable costs and overhead. The Company evaluates the need to record inventory adjustments on all inventories, including raw materials, work in process, finished goods, spare parts and used equipment. Used equipment acquired by the Company on trade-in from customers is carried at estimated net realizable value. Unless specific circumstances warrant different treatment regarding inventory obsolescence, the carrying value of inventories three to four years old is reduced by 50%, while the carrying value of inventories four to five years old is reduced by 75%, and the carrying value of inventories greater than five years old is reduced to zero. Inventory is typically reviewed for obsolescence on an annual basis computed as of September 30, the Company’s fiscal year end. If significant known changes in trends, technology or other specific circumstances that warrant consideration occur during the year, then the impact on obsolescence is considered at that time.

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

Not Applicable

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Company’s Chief Executive Officer and Chief Financial Officer evaluated the effectiveness of the design and operation of the Company’s “disclosure controls and procedures” (as defined in Rule 13a-15(e) under the Exchange Act of 1934) as of the end of the period covered by this Quarterly Report. Based upon that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that, as of the end of the period covered by this Quarterly Report, the Company’s disclosure controls and procedures are effective.

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

Changes in Internal Control over Financial Reporting

The Company’s management, including the Chief Executive Officer and Chief Financial Officer, has reviewed the Company’s internal control over financial reporting. There were no changes in the Company’s internal control over financial reporting during the quarter ended December 31, 2018 that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Part II. Other Information

ITEM 1.	LEGAL PROCEEDINGS

From time to time the Company is engaged in legal proceedings in the ordinary course of business. We do not believe any current legal proceedings are material to our business.

ITEM 1A.	RISK FACTORS

There have been no material changes in our risk factors from those set forth in Part I, Item 1A, “Risk Factors” contained in our Annual Report on Form 10K for the period ended September 30, 2018, as filed with the SEC on December 13, 2018.

ITEM 6.	EXHIBITS

(a)	Exhibits

31.1*	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended

31.2*	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended

32*	Certifications of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U. S. C. Section 1350.

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase

101.DEF*	XBRL Taxonomy Extension Definition Linkbase

101.LAB*	XBRL Taxonomy Extension Label Linkbase

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase

* Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Quarterly Report to be signed on its behalf by the undersigned thereunto duly authorized.

GENCOR INDUSTRIES, INC.

/s/ John E. Elliott
John E. Elliott
Chief Executive Officer

February 1, 2019

/s/ Eric E. Mellen
Eric E. Mellen
Chief Financial Officer (Principal Financial and Accounting Officer)

February 1, 2019