Form 10-Q
period 2019-03-31
GENCOR INDUSTRIES INC
filed 2019-05-03
CIK 64472

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2019

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD: From                      to

Commission File Number: 001-11703

GENCOR INDUSTRIES, INC.

Delaware	59-0933147
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

5201 North Orange Blossom Trail, Orlando, Florida	32810
(Address of principal executive offices)	(Zip Code)

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

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.    Yes  ☒    No  ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at May 1, 2019
Common stock, $.10 par value	12,252,337 shares
Class B stock, $.10 par value	2,288,857 shares

Securities registered or to be registered pursuant to Section 12(b) of the Act.

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock ($.10 Par Value)	GENC	NASDAQ Global Market

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

Part I. Financial Information

GENCOR INDUSTRIES, INC.

Condensed Consolidated Balance Sheets

	March 31, 2019 (Unaudited)	September 30, 2018
ASSETS
Current Assets:
Cash and cash equivalents	$11,586,000	$8,012,000
Marketable securities at fair value (cost $103,629,000 at March 31, 2019 and $103,751,000 at September 30, 2018)	103,156,000	104,058,000
Accounts receivable, less allowance for doubtful accounts of $285,000 at March 31, 2019 and $313,000 at September 30, 2018	2,412,000	993,000
Costs and estimated earnings in excess of billings	14,013,000	11,900,000
Inventories, net	20,139,000	18,214,000
Prepaid expenses and other current assets	926,000	1,904,000

Total Current Assets	152,232,000	145,081,000

Property and equipment, net	8,366,000	7,889,000
Other assets	53,000	53,000

Total Assets	$160,651,000	$153,023,000

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$2,155,000	$1,838,000
Customer deposits	4,020,000	4,563,000
Accrued expenses	2,287,000	2,085,000

Total Current Liabilities	8,462,000	8,486,000

Deferred and other income taxes	2,202,000	2,358,000

Total Liabilities	10,664,000	10,844,000

Commitments and contingencies
Shareholders’ Equity:
Preferred stock, par value $.10 per share; 300,000 shares authorized; none issued	—	—
Common stock, par value $.10 per share; 15,000,000 shares authorized; 12,252,337 shares issued and outstanding at March 31, 2019 and September 30, 2018	1,225,000	1,225,000
Class B Stock, par value $.10 per share; 6,000,000 shares authorized; 2,288,857 shares issued and outstanding at March 31, 2019 and September 30, 2018	229,000	229,000
Capital in excess of par value	11,897,000	11,862,000
Retained earnings	136,636,000	128,863,000

Total Shareholders’ Equity	149,987,000	142,179,000

Total Liabilities and Shareholders’ Equity	$160,651,000	$153,023,000

See accompanying Notes to Condensed Consolidated Financial Statements

GENCOR INDUSTRIES, INC.

Condensed Consolidated Statements of Income

(Unaudited)

	For the Quarters Ended March 31,		For the Six Months Ended March 31,
	2019	2018	2019	2018
Net revenue	$26,670,000	$30,829,000	$47,997,000	$53,951,000
Costs and expenses:
Production costs	16,759,000	22,059,000	33,169,000	40,098,000
Product engineering and development	823,000	758,000	1,546,000	1,458,000
Selling, general and administrative	2,474,000	2,921,000	4,664,000	5,613,000

	20,056,000	25,738,000	39,379,000	47,169,000

Operating income	6,614,000	5,091,000	8,618,000	6,782,000
Other income (expense), net:
Interest and dividend income, net of fees	507,000	383,000	1,041,000	676,000
Net realized and unrealized gains (losses) on marketable securities	2,204,000	(719,000)	57,000	(558,000)
Other	—	3,000	—	7,000

	2,711,000	(333,000)	1,098,000	125,000

Income before income tax expense	9,325,000	4,758,000	9,716,000	6,907,000
Income tax expense	1,865,000	994,000	1,943,000	797,000

Net income	$7,460,000	$3,764,000	$7,773,000	$6,110,000

Basic Income per Common Share:
Net income per share	$0.51	$0.26	$0.53	$0.42

Diluted Income per Common Share:
Net income per share	$0.51	$0.26	$0.53	$0.41

See accompanying Notes to Condensed Consolidated Financial Statements

GENCOR INDUSTRIES, INC.

Condensed Consolidated Statements of Shareholders’ Equity

(Unaudited)

	For the Six Months Ended March 31, 2019
	Common Stock		Class B Stock		Capital in Excess of	Retained	Total Shareholders’
	Shares	Amount	Shares	Amount	Par Value	Earnings	Equity
September 30, 2018	12,252,337	$1,225,000	2,288,857	$229,000	$11,862,000	$128,863,000	$142,179,000
Net income	—	—	—	—	—	313,000	313,000
Stock-based compensation	—	—	—	—	17,000	—	17,000

December 31, 2018	12,252,337	1,225,000	2,288,857	229,000	11,879,000	129,176,000	142,509,000
Net income	—	—	—	—	—	7,460,000	7,460,000
Stock-based compensation	—	—	—	—	18,000	—	18,000

March 31, 2019	12,252,337	$1,225,000	2,288,857	$229,000	$11,897,000	$136,636,000	$149,987,000

	For the Six Months Ended March 31, 2018
	Common Stock		Class B Stock		Capital in Excess of	Retained	Total Shareholders’
	Shares	Amount	Shares	Amount	Par Value	Earnings	Equity
September 30, 2017	12,154,829	$1,215,000	2,263,857	$226,000	$11,178,000	$116,299,000	$128,918,000
Net income	—	—	—	—	—	2,346,000	2,346,000
Stock-based compensation	—	—	—	—	18,000	—	18,000
Stock options exercised	27,008	3,000	25,000	3,000	261,000	—	267,000

December 31, 2017	12,181,837	1,218,000	2,288,857	229,000	11,457,000	118,645,000	131,549,000
Net income	—	—	—	—	—	3,764,000	3,764,000
Stock-based compensation	—	—	—	—	18,000	—	18,000
Stock options exercised	15,000	2,000	—	—	72,000	—	74,000

March 31, 2018	12,196,837	$1,220,000	2,288,857	$229,000	$11,547,000	$122,409,000	$135,405,000

See accompanying Notes to Condensed Consolidated Financial Statements

GENCOR INDUSTRIES, INC.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	For the Six Months Ended March 31,
	2019	2018
Cash flows from operations:
Net income	$7,773,000	$6,110,000
Adjustments to reconcile net income to cash provided by operating activities:
Purchases of marketable securities	(112,663,000)	(140,032,000)
Proceeds from sale and maturity of marketable securities	113,767,000	139,275,000
Change in fair value of marketable securities	(202,000)	639,000
Deferred income taxes	(156,000)	(967,000)
Depreciation and amortization	783,000	648,000
Provision for doubtful accounts	50,000	—
Stock-based compensation	35,000	36,000
Changes in assets and liabilities:
Accounts receivable	(1,469,000)	(646,000)
Costs and estimated earnings in excess of billings	(2,113,000)	(4,160,000)
Inventories	(1,925,000)	1,611,000
Prepaid expenses and other current assets	978,000	877,000
Accounts payable	317,000	2,384,000
Customer deposits	(543,000)	(3,441,000)
Accrued expenses	202,000	(15,000)

Total adjustments	(2,939,000)	(3,791,000)

Cash flows provided by operating activities	4,834,000	2,319,000

Cash flows used in investing activities:
Capital expenditures	(1,260,000)	(2,709,000)

Cash flows used in investing activities	(1,260,000)	(2,709,000)

Cash flows from financing activities:
Proceeds from stock option exercises	—	340,000

Cash flows provided by financing activities	—	340,000

Net increase (decrease) in cash	3,574,000	(50,000)
Cash and cash equivalents at:
Beginning of period	8,012,000	22,933,000

End of period	$11,586,000	$22,883,000

See accompanying Notes to Condensed Consolidated Financial Statements

GENCOR INDUSTRIES, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Note 1 — Basis of Presentation

The Condensed Consolidated Financial Statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all material adjustments (consisting of normal, recurring adjustments) considered necessary for a fair presentation have been included in the interim financial information. Operating results for the quarter and six months ended March 31, 2019 are not necessarily indicative of the results that may be expected for the year ending September 30, 2019.

The Condensed Consolidated Balance Sheet at September 30, 2018 has been derived from the audited financial statements at that date but does not include all of the information and notes required by generally accepted accounting principles for complete financial statements.

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

Note 2 — Marketable Securities

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

The fair value of marketable equity securities, mutual funds, exchange-traded funds, government securities and cash and money funds are substantially based on quoted market prices (Level 1). Corporate bonds are valued using market standard valuation methodologies, including: discounted cash flow methodologies, matrix pricing or other similar techniques. The inputs to these market standard valuation methodologies include, but are not limited to: interest rates, credit standing of the issuer or counterparty, industry sector of the issuer, coupon rate, call provisions, maturity, estimated duration and assumptions regarding liquidity and estimated future cash flows. In addition to bond characteristics, the valuation methodologies incorporate market data, such as actual trades completed, bids and actual dealer quotes, where such information is available. Accordingly, the estimated fair values are based on available market information and judgments about financial instruments (Level 2). Fair values of the Level 2 investments, if any, are provided by the Company’s professional investment management firm.

The following table sets forth by level, within the fair value hierarchy, the Company’s assets measured at fair value as of March 31, 2019:

	Fair Value Measurements
	Level 1	Level 2	Level 3	Total
Equities	$15,172,000	$—	$—	$15,172,000
Mutual Funds	3,909,000	—	—	3,909,000
Exchange-Traded Funds	4,920,000	—	—	4,920,000
Corporate Bonds	—	36,424,000	—	36,424,000
Government Securities	39,643,000	—	—	39,643,000
Cash and Money Funds	3,088,000	—	—	3,088,000

Total	$66,732,000	$36,424,000	$—	$103,156,000

Net unrealized gains and (losses) included in the Condensed Consolidated Statements of Income for the quarter and six months ended March 31, 2019, on trading securities still held as of March 31, 2019, were $1,645,000 and $(780,000), respectively. There were no transfers of investments between Level 1 and Level 2 during the six months ended March 31, 2019.

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

Note 3 — Inventories

Inventories are valued at the lower of cost or market, with cost being determined principally by using the last-in, first-out (“LIFO”) method and market defined as replacement cost for raw materials and net realizable value for work in process and finished goods. Appropriate consideration is given to obsolescence, excessive levels, deterioration, possible alternative uses and other factors in determining net realizable value. The cost of work in process and finished goods includes materials, direct labor, variable costs and overhead. The Company evaluates the need to record inventory allowances on all inventories, including raw material, work in process, finished goods, spare parts and used equipment. Used equipment acquired by the Company on trade-in from customers is included in inventory and carried at estimated net realizable value. Unless specific circumstances warrant different treatment regarding inventory obsolescence, the cost basis of inventories three to four years old is reduced by 50%, while the cost basis of inventories four to five years old is reduced by 75%, and the cost basis of inventories greater than five years old is reduced to zero. Inventory is typically reviewed for obsolescence on an annual basis computed as of September 30, the Company’s fiscal year end. If significant known changes in trends, technology or other specific circumstances that warrant consideration occur during the year, then the impact on obsolescence is considered at that time. No such provisions were made during the quarter or six months ended March 31, 2019.

Net inventories at March 31, 2019 and September 30, 2018 consist of the following:

	March 31, 2019	September 30, 2018
Raw materials	$12,927,000	$11,254,000
Work in process	758,000	1,020,000
Finished goods	6,438,000	5,924,000
Used equipment	16,000	16,000

	$20,139,000	$18,214,000

Note 4 — Costs and Estimated Earnings in Excess of Billings

Costs and estimated earnings in excess of billings on uncompleted contracts as of March 31, 2019 and September 30, 2018 consist of the following:

	March 31, 2019	September 30, 2018
Costs incurred on uncompleted contracts	$28,723,000	$17,437,000
Estimated earnings	12,314,000	7,335,000

	41,037,000	24,772,000
Billings to date	27,024,000	12,872,000

Costs and estimated earnings in excess of billings	$14,013,000	$11,900,000

Note 5 — Earnings per Share Data

The Condensed Consolidated Financial Statements include basic and diluted earnings per share information. The following table sets forth the computation of basic and diluted earnings per share for the quarters and six months ended March 31, 2019 and 2018:

	Quarter Ended March 31,		Six Months Ended March 31,
	2019	2018	2019	2018
Net Income	$7,460,000	$3,764,000	$7,773,000	$6,110,000

Common Shares:
Weighted average common shares outstanding	14,541,000	14,482,000	14,541,000	14,470,000
Effect of dilutive stock options	167,000	246,000	164,000	255,000

Diluted shares outstanding	14,708,000	14,728,000	14,705,000	14,725,000

Basic:
Net earnings per share	$0.51	$0.26	$0.53	$0.42

Diluted:
Net earnings per share	$0.51	$0.26	$0.53	$0.41

Basic earnings per share is based on the weighted-average number of shares outstanding. Diluted earnings per share is based on the sum of the weighted-average number of shares outstanding plus common stock equivalents.

The weighted-average shares issuable upon the exercise of stock options included in the diluted earnings per share calculation for the quarter and six months ended March 31, 2019 were 317,000 and 317,000, respectively, which equates to 167,000 and 164,000 dilutive common stock equivalents, respectively. The weighted-average shares issuable upon the exercise of stock options included in the diluted earnings per share calculation for the quarter and six months ended March 31, 2018 were 377,000 and 389,000, respectively, which equates to 246,000 and 255,000 dilutive common stock equivalents, respectively. There were no anti-dilutive shares for the quarters and six month periods ended March 31, 2019 and 2018.

Note 6 — Customers with 10% (or greater) of Net Revenues

During the quarter ended March 31, 2019, two customers accounted for 14.2% and 11.2% of net revenues. During the six months ended March 31, 2019, three customers accounted for 13.9%, 13.9% and 11.8% of net revenues.

Three different customers accounted for 17.4%, 13.3%, and 13.3% of net revenues for the quarter ended March 31, 2018. Two of these customers accounted for 12.7% and 10.1% of net revenues for the six months then ended.

Note 7 — Income Taxes

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

Note 8 — Revenue Recognition and Related Costs

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

The following table disaggregates the Company’s net revenue by major source for the quarter and six months ended March 31, 2019:

	Quarter	Six Months
Equipment sales recognized over time	$12,006,000	$28,359,000
Equipment sales recognized at a point in time	8,929,000	10,443,000
Parts and component sales	4,466,000	7,517,000
Freight revenue	1,030,000	1,432,000
Other	239,000	246,000

Net revenue	$26,670,000	$47,997,000

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

Contract assets (excluding accounts receivable) under contracts with customers represent revenue recognized in excess of amounts billed on equipment sales recognized over time. These contract assets were $14,013,000 at March 31, 2019 and are included in current assets as costs and estimated earnings in excess of billings on the Company’s Condensed Consolidated Balance Sheet at March 31, 2019. The Company anticipates that all these contract assets at March 31, 2019, will be billed and collected within one year.

Revenues from all other contracts for the design and manufacture of equipment, for service and for parts sales, net of any discounts and return allowances, are recorded at a point in time when control of the goods or services has been transferred. Control of the goods or service typically transfers at time of shipment or upon completion of the service.

Payment for equipment under contract with customers is typically due prior to shipment. Payment for services under contract with customers is due as certain milestones are completed. Accounts receivable related to contracts with customers for equipment sales was $254,000 at March 31, 2019.

Product warranty costs are estimated using historical experience and known issues and are charged to production costs as revenue is recognized. Provisions for estimated returns and allowances and other adjustments are provided for in the same period the related sales are recorded. Returns and allowances, which reduce product revenue, are estimated using historical experience.

Under certain contracts with customers, recognition of a portion of the consideration received may be deferred and recorded as a contract liability if the Company has to satisfy a future obligation, such as to provide installation assistance. There were no contract liabilities other than customer deposits at March 31, 2019. Customer deposits related to contracts with customers were $4,020,000 at March 31, 2019, and are included in current liabilities on the Company’s Condensed Consolidated Balance Sheet at March 31, 2019.

The Company records revenues earned for shipping and handling as freight revenue at the time of shipment, regardless of whether or not it is identified as a separate performance obligation. The cost of shipping and handling is classified as production costs concurrently with the revenue recognition.

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

Results of Operations

Quarter Ended March 31, 2019 versus March 31, 2018

Net revenues for the quarter ended March 31, 2019 decreased $4,159,000 to $26,670,000, from $30,829,000 for the quarter ended March 31, 2018. The lower revenues reflect a decline in orders from the prior year.

As a percent of sales, gross profit margins were 37.2% in the quarter ended March 31, 2019, compared to 28.4% in the quarter ended March 31, 2018. Gross profit margins increased as a result of the Company’s cost management and operational improvements, implemented over the past few years, along with an improved pricing environment and an increase in parts sales.

Product engineering and development expenses increased $65,000 for the quarter ended March 31, 2019 as compared to the quarter ended March 31, 2018. Selling, general and administrative (“SG&A”) expenses decreased $447,000 in the quarter ended March 31, 2019, compared to the quarter ended March 31, 2018. Reduced sales commissions and advertising and trade show expenses resulted in the decrease in SG&A expenses. As a percentage of net revenues, SG&A expenses were 9.3% in the quarter ended March 31, 2019, compared to 9.5% in the prior year.

The Company had operating income of $6,614,000 for the quarter ended March 31, 2019 versus $5,091,000 for the quarter ended March 31, 2018. Operating margins were 24.8% in the quarter ended March 31, 2019, compared to 16.5% in the quarter ended March 31, 2018. The increase in operating margins was due primarily to improved gross margins and a reduction in SG&A expenses.

For the quarter ended March 31, 2019, interest and dividend income, net of fees, from the investment portfolio was $507,000, compared to $383,000 for the quarter ended March 31, 2018. The increase was due to additional interest income from a significantly higher level of investments in corporate bonds and United States Treasury bills. Net realized and unrealized gains on marketable securities were $2,204,000 for the quarter ended March 31, 2019, compared to net realized and unrealized losses of $(719,000) for the quarter ended March 31, 2018. The current quarter investment gains reflect a recovery from the weak domestic equity markets in the first quarter of fiscal 2019.

The effective income tax rate for the quarter ended March 31, 2019 was 20.0% versus 20.9% for the quarter ended March 31, 2018. Net income for the quarter ended March 31, 2019 was $7,460,000, or $0.51 per diluted share, versus $3,764,000, or $0.26 per diluted share, for the quarter ended March 31, 2018.

Six Months Ended March 31, 2019 versus March 31, 2018

Net sales for the six months ended March 31, 2019 and 2018 were $47,997,000 and $53,951,000, respectively, a decrease of $5,954,000, reflecting a decline in orders from the significant increase in business in the prior year.

Gross profit margins increased to 30.9% in the six months ended March 31, 2019 from 25.7% in the six months ended March 31, 2018. The improved gross profit margins resulted from the Company’s cost management and operational improvements, implemented over the past few years, along with an improved pricing environment and an increase in parts sales.

Product engineering and development expenses increased $88,000 in the six months ended March 31, 2019, compared to the six months ended March 31, 2018. SG&A expenses decreased $949,000 in the six months ended March 31, 2019, compared to the six months ended March 31, 2018. As a percentage of net revenues, SG&A expenses were 9.7%, compared to 10.4% in the prior six months. The lower SG&A expenses in 2019 were due to reduced sales commissions and advertising and trade show expenses in the current period.

The Company had operating income of $8,618,000 for the six months ended March 31, 2019 versus $6,782,000 for the six months ended March 31, 2018, on improved gross margins and lower SG&A expenses. Operating margins were 18.0% for the six months ended March 31, 2019, compared to 12.6% in the six months ended March 31, 2018.

For the six months ended March 31, 2019, interest and dividend income, net of fees, from the investment portfolio was $1,041,000, as compared to $676,000 for the six months ended March 31, 2018. The increase was due to additional interest income from a significantly higher level of fixed income investments. Net realized and unrealized gains on marketable securities were $57,000 for the six months ended March 31, 2019 versus net realized and unrealized losses of $(558,000) for the six months ended March 31, 2018.

The effective income tax rate for the six months ended March 31, 2019 was 20.0% versus 11.5% for the six months ended March 31, 2018. The 2018 tax rate was impacted by a $0.7 million adjustment to the net deferred tax liability as a result of applying the lower corporate tax rates to comply with the recently enacted Tax Reform Act. Net income for the six months ended March 31, 2019 was $7,773,000, or $0.53 per diluted share, versus $6,110,000, or $0.41 per diluted share, for the six months ended March 31, 2018.

Liquidity and Capital Resources

The Company generates capital resources through operations and returns on its investments.

The Company had no long-term or short-term debt outstanding at March 31, 2019 or September 30, 2018. The Company does not currently require a credit facility. As of March 31, 2019, the Company had funded $135,000 in cash deposits at insurance companies to cover related collateral needs.

As of March 31, 2019, the Company had $11,586,000 in cash and cash equivalents, and $103,156,000 in marketable securities, including $39,643,000 in government securities, $36,424,000 in corporate bonds, $15,172,000 in equities, $4,920,000 in exchange-traded funds, $3,909,000 in mutual funds, and $3,088,000 in cash and money funds. The marketable securities are invested through professional investment management firms. These securities may be liquidated at any time into cash and cash equivalents.

The Company’s backlog was $24.2 million at March 31, 2019, compared to $45.6 million at March 31, 2018. The Company’s working capital (defined as current assets less current liabilities) was equal to $143.8 million at March 31, 2019 and $136.6 million at September 30, 2018. Cash provided by operations during the six months ended March 31, 2019 was $4,834,000. The significant purchases, sales and maturities of marketable securities shown on the Condensed Consolidated Statements of Cash Flows reflect the recurring purchase and sale of United States treasury bills. Accounts receivable increased $1,469,000 as parts sales increased during the six months ended March 31, 2019, as compared to the six months ended September 30, 2018. Costs and estimated earnings in excess of billings increased $2,113,000, and customer deposits decreased $543,000, reflecting the timing of revenue recognition and payments on customer contracts recognized over time, at March 31, 2019. Inventories increased $1,925,000 reflecting manufacturing progress on equipment sales recognized at a point in time at March 31, 2019.

Cash flows used in investing activities for the six months ended March 31, 2019 of $1,260,000 were related to capital expenditures, primarily for new manufacturing machinery used for handling and processing raw materials.

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

Revenues & Expenses

As discussed in Note 1 to the Company’s Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended September 30, 2018, under the heading “Accounting Pronouncements and Policies.”, the Company adopted the provisions of ASU No. 2014-09 and its related amendments effective for the quarter ended December 31, 2018 using the modified retrospective method. The adoption of this standard did not have a material impact on the timing or amounts of revenues recognized by the Company, and, as such, no cumulative effect adjustment was recorded with the adoption of the standard.

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

Contract assets (excluding accounts receivable) under contracts with customers represent revenue recognized in excess of amounts billed on equipment sales recognized over time. Contract assets were $14,013,000 at March 31, 2019 and are included in current assets on the Company’s Condensed Consolidated Balance Sheet at March 31, 2019. The Company anticipates that all contract assets at March 31, 2019, will be billed and collected within one year.

Revenues from all other contracts for the design and manufacture of equipment, for service and for parts sales, net of any discounts and return allowances, are recorded at a point in time when control of the goods or services has been transferred. Control of the goods or service typically transfers at time of shipment or upon completion of the service.

Payment for equipment under contract with customers is typically due prior to shipment. Payment for services under contract with customers is due as certain milestones are completed. Accounts receivable related to contracts with customers at March 31, 2019 was $254,000.

Product warranty costs are estimated using historical experience and known issues and are charged to production costs as revenue is recognized.

Under certain contracts with customers, recognition of a portion of the consideration received may be deferred and recorded as a contract liability if the Company has to satisfy a future obligation, such as to provide installation assistance. Excluding customer deposits, there were no contract liabilities at March 31, 2019. Customer deposits related to contracts with customers were $4,020,000 at March 31, 2019, and are included in current liabilities on the Company’s Condensed Consolidated Balance Sheet at March 31, 2019.

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

Not applicable.

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

Changes in Internal Control over Financial Reporting

The Company’s management, including the Chief Executive Officer and Principal Financial and Accounting Officer, has reviewed the Company’s internal control over financial reporting. There were no changes in the Company’s internal control over financial reporting during the quarter and six months ended March 31, 2019 that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Part II. Other Information

ITEM 1. LEGAL PROCEEDINGS

From time to time the Company is engaged in legal proceedings in the ordinary course of business. We do not believe any current legal proceedings are material to our business.

ITEM 1A. RISK FACTORS

There have been no material changes in our risk factors from those set forth in Part I, Item 1A, “Risk Factors” contained in our

Annual Report on Form 10K for the period ended September 30, 2018, as filed with the SEC on December 13, 2018.

Item 6. Exhibits

(a)	Exhibits

31.1*	Certification of Chief Executive Officer Pursuant to Rule 13a – 14(a) of the Securities Exchange Act of 1934, as amended

31.2*	Certification of Principal Financial and Accounting Officer Pursuant to Rule 13a – 14(a) of the Securities Exchange Act of 1934, as amended

32*	Certifications of Chief Executive Officer and Principal Financial and Accounting Officer Pursuant to 18 U. S. C. Section 1350.

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase

101.DEF*	XBRL Taxonomy Extension Definition Linkbase

101.LAB*	XBRL Taxonomy Extension Label Linkbase

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase

*	Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Quarterly Report to be signed on its behalf by the undersigned thereunto duly authorized.

GENCOR INDUSTRIES, INC.

/s/ John E. Elliott
John E. Elliott
Chief Executive Officer

May 3, 2019

/s/ Eric E. Mellen
Eric E. Mellen
Chief Financial Officer
(Principal Financial and Accounting Officer)

May 3, 2019