Form 10-Q
period 2019-06-30
GENCOR INDUSTRIES INC
filed 2019-08-02
CIK 64472

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2019

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD: From                      to

Commission File Number: 001-11703

GENCOR INDUSTRIES, INC.

Delaware	59-0933147
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

5201 North Orange Blossom Trail, Orlando, Florida	32810
(Address of principal executive offices)	(Zip Code)

(407) 290-6000

(Registrant’s telephone number, including area code)

Securities registered or to be registered pursuant to Section 12(b) of the Act

Title of Each Class	Trading Symbol(s)	Name of Exchange on which registered
Common Stock ($.10 Par Value)	GENC	NASDAQ Global Market

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at August 1, 2019
Common stock, $.10 par value	12,252,337 shares
Class B stock, $.10 par value	2,288,857 shares

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

Part I. Financial Information

GENCOR INDUSTRIES, INC.

Condensed Consolidated Balance Sheets

	June 30,	September 30,
	2019	2018
	(Unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$6,435,000	$8,012,000
Marketable securities at fair value (cost $104,556,000 at June 30, 2019 and $103,751,000 at September 30, 2018)	104,767,000	104,058,000
Accounts receivable, less allowance for doubtful accounts of $341,000 at June 30, 2019 and $313,000 at September 30, 2018	1,482,000	993,000
Costs and estimated earnings in excess of billings	20,522,000	11,900,000
Inventories, net	19,995,000	18,214,000
Prepaid expenses and other current assets	945,000	1,904,000

Total Current Assets	154,146,000	145,081,000

Property and equipment, net	8,301,000	7,889,000
Other assets	53,000	53,000

Total Assets	$162,500,000	$153,023,000

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$2,594,000	$1,838,000
Customer deposits	2,462,000	4,563,000
Accrued expenses and other current liabilities	2,662,000	2,085,000

Total Current Liabilities	7,718,000	8,486,000

Deferred and other income taxes	2,333,000	2,358,000

Total Liabilities	10,051,000	10,844,000

Commitments and contingencies
Shareholders’ equity:
Preferred stock, par value $.10 per share; 300,000 shares authorized; none issued	—	—
Common stock, par value $.10 per share; 15,000,000 shares authorized; 12,252,337 shares issued and outstanding at June 30, 2019 and September 30, 2018	1,225,000	1,225,000
Class B Stock, par value $.10 per share; 6,000,000 shares authorized; 2,288,857 shares issued and outstanding at June 30, 2019 and September 30, 2018	229,000	229,000
Capital in excess of par value	11,915,000	11,862,000
Retained earnings	139,080,000	128,863,000

Total Shareholders’ Equity	152,449,000	142,179,000

Total Liabilities and Shareholders’ Equity	$162,500,000	$153,023,000

See accompanying Notes to Condensed Consolidated Financial Statements

GENCOR INDUSTRIES, INC.

Condensed Consolidated Statements of Income

(Unaudited)

	For the Quarters Ended June 30,		For the Nine Months Ended June 30,
	2019	2018	2019	2018
Net revenue	$18,848,000	$24,118,000	$66,845,000	$78,069,000
Costs and expenses:
Production costs	14,098,000	17,702,000	47,267,000	57,800,000
Product engineering and development	881,000	781,000	2,427,000	2,239,000
Selling, general and administrative	2,471,000	2,179,000	7,135,000	7,792,000

	17,450,000	20,662,000	56,829,000	67,831,000

Operating income	1,398,000	3,456,000	10,016,000	10,238,000
Other income (expense), net:
Interest and dividend income, net of fees	567,000	399,000	1,608,000	1,075,000
Net realized and unrealized gains (losses) on marketable securities	1,090,000	(503,000)	1,147,000	(1,061,000)
Other	—	—	—	7,000

	1,657,000	(104,000)	2,755,000	21,000

Income before income tax expense	3,055,000	3,352,000	12,771,000	10,259,000
Income tax expense	611,000	670,000	2,554,000	1,468,000

Net income	$2,444,000	$2,682,000	$10,217,000	$8,791,000

Basic Income per Common Share:
Net income per share	$0.17	$0.19	$0.70	$0.61

Diluted Income per Common Share:
Net income per share	$0.17	$0.18	$0.69	$0.60

See accompanying Notes to Condensed Consolidated Financial Statements

GENCOR INDUSTRIES, INC.

Condensed Consolidated Statements of Shareholders’ Equity

(Unaudited)

For the Nine Months Ended June 30, 2019

	Common Stock		Class B Stock		Capital in Excess of	Retained	Total Shareholders’
	Shares	Amount	Shares	Amount	Par Value	Earnings	Equity
September 30, 2018	12,252,337	$1,225,000	2,288,857	$229,000	$11,862,000	$128,863,000	$142,179,000
Net income	—	—	—	—	—	313,000	313,000
Stock-based compensation	—	—	—	—	17,000	—	17,000

December 31, 2018	12,252,337	1,225,000	2,288,857	229,000	11,879,000	129,176,000	142,509,000
Net income	—	—	—	—	—	7,460,000	7,460,000
Stock-based compensation	—	—	—	—	18,000	—	18,000

March 31, 2019	12,252,337	1,225,000	2,288,857	229,000	11,897,000	136,636,000	149,987,000
Net income	—	—	—	—	—	2,444,000	2,444,000
Stock-based compensation	—	—	—	—	18,000	—	18,000

June 30, 2019	12,252,337	$1,225,000	2,288,857	$229,000	$11,915,000	$139,080,000	$152,449,000

See accompanying Notes to Condensed Consolidated Financial Statements

For the Nine Months Ended June 30, 2018

	Common Stock		Class B Stock		Capital in Excess of	Retained	Total Shareholders’
	Shares	Amount	Shares	Amount	Par Value	Earnings	Equity
September 30, 2017	12,154,829	$1,215,000	2,263,857	$226,000	$11,178,000	$116,299,000	$128,918,000
Net income	—	—	—	—	—	2,346,000	2,346,000
Stock-based compensation	—	—	—	—	18,000	—	18,000
Stock options exercised	27,008	3,000	25,000	3,000	261,000	—	267,000

December 31, 2017	12,181,837	1,218,000	2,288,857	229,000	11,457,000	118,645,000	131,549,000
Net income	—	—	—	—	—	3,764,000	3,764,000
Stock-based compensation	—	—	—	—	18,000	—	18,000
Stock options exercised	15,000	2,000	—	—	72,000	—	74,000

March 31, 2018	12,196,837	1,220,000	2,288,857	229,000	11,547,000	122,409,000	135,405,000
Net income	—	—	—	—	—	2,682,000	2,682,000
Stock-based compensation	—	—	—	—	18,000	—	18,000
Stock options exercised	8,000	—	—	—	40,000	—	40,000

June 30, 2018	12,204,837	$1,220,000	2,288,857	$229,000	$11,605,000	$125,091,000	$138,145,000

See accompanying Notes to Condensed Consolidated Financial Statements

GENCOR INDUSTRIES, INC.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	For the Nine Months Ended June 30,
	2019	2018
Cash flows from operations:
Net income	$10,217,000	$8,791,000
Adjustments to reconcile net income to cash flows provided by operating activities:
Purchases of marketable securities	(152,063,000)	(188,082,000)
Proceeds from sale and maturity of marketable securities	152,678,000	186,812,000
Change in fair value of marketable securities	(1,324,000)	1,256,000
Deferred income taxes	(25,000)	(1,082,000)
Depreciation and amortization	1,188,000	1,010,000
Provision for doubtful accounts	100,000	80,000
Stock-based compensation	53,000	53,000
Loss on sale of fixed assets	—	3,000
Changes in assets and liabilities:
Accounts receivable	(589,000)	(495,000)
Costs and estimated earnings in excess of billings	(8,622,000)	(1,568,000)
Inventories	(1,781,000)	443,000
Prepaid expenses and other current assets	959,000	705,000
Accounts payable	756,000	1,773,000
Customer deposits	(2,101,000)	(4,883,000)
Accrued expenses and other current liabilities	577,000	98,000

Total adjustments	(10,194,000)	(3,877,000)

Cash flows provided by operating activities	23,000	4,914,000

Cash flows used in investing activities:
Capital expenditures	(1,600,000)	(3,317,000)

Cash flows used in investing activities	(1,600,000)	(3,317,000)

Cash flows from financing activities:
Proceeds from stock option exercises	—	381,000

Cash flows provided by financing activities	—	381,000

Net increase (decrease) in cash	(1,577,000)	1,978,000
Cash at:
Beginning of period	8,012,000	22,933,000

End of period	$6,435,000	$24,911,000

See accompanying Notes to Condensed Consolidated Financial Statements

GENCOR INDUSTRIES, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Note 1 - Basis of Presentation

The accompanying condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all material adjustments (consisting of normal, recurring adjustments) considered necessary for a fair presentation have been included in the interim financial information. Operating results for the quarter and nine months ended June 30, 2019 are not necessarily indicative of the results that may be expected for the year ending September 30, 2019.

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

The following table sets forth, by level, within the fair value hierarchy, the Company’s marketable securities measured at fair value as of June 30, 2019:

	Fair Value Measurements
	Level 1	Level 2	Level 3	Total
Equities	$10,476,000	$—	$—	$10,476,000
Mutual Funds	3,980,000	—	—	3,980,000
Exchange-Traded Funds	4,447,000	—	—	4,447,000
Corporate Bonds	—	40,075,000	—	40,075,000
Government Securities	45,147,000	—	—	45,147,000
Cash and Money Funds	642,000	—	—	642,000

Total	$64,692,000	$40,075,000	$—	$104,767,000

Changes in net unrealized gains and (losses) included in the condensed consolidated statements of income for the quarter and nine months ended June 30, 2019, on trading securities still held as of June 30, 2019, were $(123,000) and $684,000, respectively. There were no transfers of investments between Level 1 and Level 2 during the nine months ended June 30, 2019.

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

Changes in net unrealized gains and (losses) included in the condensed consolidated statements of income for the quarter and nine months ended June 30, 2018, on trading securities still held as of June 30, 2018, were $(577,000) and $(2,012,000), respectively. There were no transfers of investments between Level 1 and Level 2 during the nine months ended June 30, 2018.

The carrying amounts of cash and cash equivalents, accounts receivable and accounts payable approximate fair value because of the short-term nature of these items.

Note 3 – Inventories

Inventories are valued at the lower of cost or market, with cost being determined principally by using the last-in, first-out (“LIFO”) method and market defined as replacement cost for raw materials and net realizable value for work in process and finished goods. Appropriate consideration is given to obsolescence, excessive levels, deterioration, possible alternative uses and other factors in determining net realizable value. The cost of work in process and finished goods includes materials, direct labor, variable costs and overhead. The Company evaluates the need to record inventory allowances on all inventories, including raw material, work in process, finished goods, spare parts and used equipment. Used equipment acquired by the Company on trade-in from customers is carried at estimated net realizable value. Unless specific circumstances warrant different treatment regarding inventory obsolescence, the cost basis of inventories three to four years old is reduced by 50%, while the cost basis of inventories four to five years old is reduced by 75%, and the cost basis of inventories greater than five years old is reduced to zero. Inventory is typically reviewed for obsolescence on an annual basis computed as of September 30, the Company’s fiscal year end. If significant known changes in trends, technology or other specific circumstances that warrant consideration occur during the year, then the impact on obsolescence is considered at that time. No such provisions were made during the quarter and nine months ended June 30, 2019.

Net inventories at June 30, 2019 and September 30, 2018 consist of the following:

	June 30, 2019	September 30, 2018
Raw materials	$12,352,000	$11,254,000
Work in process	322,000	1,020,000
Finished goods	7,305,000	5,924,000
Used equipment	16,000	16,000

	$19,995,000	$18,214,000

Note 4 – Costs and Estimated Earnings in Excess of Billings

Costs and estimated earnings in excess of billings on uncompleted contracts as of June 30, 2019 and September 30, 2018 consist of the following:

	June 30, 2019	September 30, 2018
Costs incurred on uncompleted contracts	$22,528,000	$17,437,000
Estimated earnings	10,372,000	7,335,000

	32,900,000	24,772,000
Billings to date	12,378,000	12,872,000

Costs and estimated earnings in excess of billings	$20,522,000	$11,900,000

Note 5 – Earnings per Share Data

The following table sets forth the computation of basic and diluted earnings per share for the quarters and nine months ended June 30, 2019 and 2018:

	Quarter Ended June 30,		Nine Months Ended June 30,
	2019	2018	2019	2018
Net Income	$2,444,000	$2,682,000	$10,217,000	$8,791,000

Common Shares:
Weighted average common shares outstanding	14,541,000	14,492,000	14,541,000	14,477,000
Effect of dilutive stock options	164,000	232,000	163,000	247,000

Diluted shares outstanding	14,705,000	14,724,000	14,704,000	14,724,000

Basic:
Net earnings per share	$0.17	$0.19	$0.70	$0.61

Diluted:
Net earnings per share	$0.17	$0.18	$0.69	$0.60

Basic earnings per share are based on the weighted-average number of shares outstanding. Diluted earnings per share are based on the sum of the weighted average number of shares outstanding plus common stock equivalents.

The weighted-average shares issuable upon the exercise of stock options included in the diluted earnings per share calculation for the quarter and nine months ended June 30, 2019 were 317,000 and 317,000, respectively, which equates to 164,000 and 163,000 dilutive common stock equivalents, respectively. The weighted-average shares issuable upon the exercise of stock options included in the diluted earnings per share calculation for the quarter and nine months ended June 30, 2018 were 367,000 and 382,000, respectively, which equates to 232,000 and 247,000 dilutive common stock equivalents, respectively. There were no anti-dilutive shares for the quarters and nine months ended June 30, 2019 and June 30, 2018.

Note 6 – Customers with 10% (or greater) of Net Revenues

During the quarter and nine months ended June 30, 2019, 20.3% and 8.6% of net revenues, respectively, were from one customer. Two other customers accounted for 10.5% and 10.1% of net revenues, respectively, for the nine months ended June 30, 2019, and 1.6% and 0.4% of net revenues, respectively, for the quarter ended June 30, 2019.

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

Note 8 – Revenue Recognition and Related Costs

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

The following table disaggregates the Company’s net revenue by major source for the quarter and nine months ended June 30, 2019:

	Quarter	Nine Months
Equipment sales recognized over time	$7,844,000	$36,203,000
Equipment sales recognized at a point in time	6,747,000	17,190,000
Parts and component sales	2,870,000	10,387,000
Freight revenue	1,312,000	2,744,000
Other	75,000	321,000

Net revenue	$18,848,000	$66,845,000

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

Contract assets (excluding accounts receivable) under contracts with customers represent revenue recognized in excess of amounts billed on equipment sales recognized over time. These contract assets were $20,522,000 at June 30, 2019 and are included in current assets as costs and estimated earnings in excess of billings on the Company’s condensed consolidated balance sheet at June 30, 2019. The Company anticipates that all these contract assets at June 30, 2019, will be billed and collected within one year.

Revenues from all other contracts for the design and manufacture of equipment, for service and for parts sales, net of any discounts and return allowances, are recorded at a point in time when control of the goods or services has been transferred. Control of the goods or service typically transfers at time of shipment or upon completion of the service.

Payment for equipment under contract with customers is typically due prior to shipment. Payment for services under contract with customers is due as certain milestones are completed. Accounts receivable related to contracts with customers for equipment sales was $261,000 at June 30, 2019.

Product warranty costs are estimated using historical experience and known issues and are charged to production costs as revenue is recognized. Provisions for estimated returns and allowances and other adjustments are provided for in the same period the related sales are recorded. Returns and allowances, which reduce product revenue, are estimated using historical experience.

Under certain contracts with customers, recognition of a portion of the consideration received may be deferred and recorded as a contract liability if the Company has to satisfy a future obligation, such as to provide installation assistance. There were no contract liabilities other than customer deposits at June 30, 2019. Customer deposits related to contracts with customers were $2,462,000 at June 30, 2019, and are included in current liabilities on the Company’s condensed consolidated balance sheet at June 30, 2019.

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

Because the Company’s products are sold primarily to the highway construction industry, the business is seasonal in nature. Traditionally, the Company’s customers reduce their purchases of new equipment for shipment during the summer and fall months to avoid disrupting their peak season for highway construction and related repair work. The majority of orders for the Company’s products are thus received between October and February, with a significant volume of shipments occurring in the late winter and spring. The principal factors driving demand for the Company’s products are the overall economic conditions, the level of government funding for domestic highway construction and repair, Canadian infrastructure spending, the need for spare parts, fluctuations in the price of crude oil (liquid asphalt as well as fuel costs), and a trend towards larger more efficient asphalt plants.

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

California’s Senate Bill 1 (“SB1”), the Road Repair and Accountability Act of 2017, was signed into law on April 28, 2017. The legislative package invests $54 billion over the next decade to fix roads, freeways and bridges in communities across California and puts more dollars towards transit and safety. These funds will be allocated to state and local projects. Additionally, at least twenty other states have taken steps to increase their gas tax revenues in recent years.

Fluctuations in the price of steel, which is a significant cost and material used in the manufacturing of the Company’s equipment, may affect the Company’s financial performance. The Company is subject to fluctuations in market prices for raw materials, such as steel. If the Company is unable to purchase materials it requires or is unable to pass on price increases to its customers or otherwise reduce its cost of goods sold, its business results of operations and financial condition may be adversely affected.

Also, a significant increase in the price of liquid asphalt could decrease demand for hot mix asphalt paving materials and certain of the Company’s products. Increases in oil prices also drive up the cost of gasoline and diesel, which results in increased freight costs. Where possible, the Company will pass increased freight costs on to its customers. However, the Company may not be able to recapture all of the increased costs and thus could have a negative impact on the Company’s financial performance.

The Company believes its strategy of continuing to invest in product engineering and development and its focus on delivering the highest quality products and superior service will strengthen the Company’s market position. The Company continues to review its internal processes to identify inefficiencies and cost-reduction opportunities. The Company will continue to scrutinize its relationships with suppliers to ensure it is achieving the highest quality materials and services at the most competitive cost.

Results of Operations

Quarter Ended June 30, 2019 versus June 30, 2018

Net revenue for the quarter ended June 30, 2019 was $18,848,000, as compared to $24,118,000 for the quarter ended June 30, 2018, a decrease of $5,270,000. The lower revenues reflect a decline in orders from the prior year.

As a percent of net revenue, gross profit margins were 25.2% in the quarter ended June 30, 2019 compared to 26.6% in the quarter ended June 30, 2018. Gross profit margins declined due to lower production levels.

Product engineering and development expenses were $881,000 in the quarter ended June 30, 2019, compared to $781,000 for the quarter ended June 30, 2018, due to increased headcount and compensation. Selling, general and administrative (“SG&A”) expenses increased by $292,000 to $2,471,000 in the quarter ended June 30, 2019, compared to $2,179,000 in the quarter ended June 30, 2018 as a result of increased sales headcount and travel expenses.

The Company had operating income of $1,398,000 for the quarter ended June 30, 2019 versus operating income of $3,456,000 for the quarter ended June 30, 2018. Operating margins were 7.4% for the quarter ended June 30, 2019, compared to 14.3% in the prior year. The decrease in operating margins was due to lower production volumes and increased operating expenses.

For the quarter ended June 30, 2019, interest and dividend income, net of fees, from the investment portfolio was $567,000, as compared to $399,000 in the quarter ended June 30, 2018. The increase was due to additional interest income from a significantly higher level of investments in corporate bonds and United States Treasury bills. Net realized and unrealized gains on marketable securities were $1,090,000 for the quarter ended June 30, 2019 versus net unrealized and realized losses of $(503,000) for the quarter ended June 30, 2018.

The effective income tax rate for the quarters ended June 30, 2019 and 2018 was 20.0%.

Net income for the quarter ended June 30, 2019 was $2,444,000, or $0.17 per diluted share, versus $2,682,000, or $0.18 per diluted share, for the quarter ended June 30, 2018.

Nine Months Ended June 30, 2019 versus June 30, 2018

Net revenue for the nine months ended June 30, 2019 and 2018 were $66,845,000 and $78,069,000, respectively, a decrease of 14.4%, reflecting a decline in orders from the significant increase in business in the prior year.

Gross profit margins increased to 29.3% in the nine months ended June 30, 2019 from 26.0% in the nine months ended June 30, 2018. The improved gross profit margins resulted from the Company’s cost management and operational improvements implemented over the past few years, partially offset by the impact of lower production volumes.

Product engineering and development expenses increased by $188,000 in the nine months ended June 30, 2019, compared to the nine months ended June 30, 2018, due to increased headcount. SG&A expenses decreased by $657,000 in the nine months ended June 30, 2019, compared to the nine months ended June 30, 2018. As a percentage of net revenues, SG&A expenses were 10.7% for the nine months ended June 30, 2019, compared to 10.0% in the prior nine months. The lower SG&A expenses in 2019 were due to reduced sales commissions and advertising expenses partially offset by an increase in sales headcount and related travel expenses.

The Company had operating income of $10,016,000 for the nine months ended June 30, 2019 versus operating income of $10,238,000 for the nine months ended June 30, 2018, on improved gross margins and lower SG&A expenses. Operating margins were 15.0% for the nine months ended June 30, 2019, compared to 13.1% in nine months ended June 30, 2018.

For the nine months ended June 30, 2019, interest and dividend income, net of fees, from the investment portfolio was $1,608,000, as compared to $1,075,000 for the prior period. The increase was due to additional interest income from a significantly higher level of fixed income investments. The net realized and unrealized gains on marketable securities were $1,147,000 for the nine months ended June 30, 2019 versus net realized and unrealized losses of $(1,061,000) for the nine months ended June 30, 2018.

The effective income tax rate for the nine months ended June 30, 2019 was 20.0% versus 14.3% for the nine months ended June 30, 2018. The 2018 tax rate was impacted by a $0.7 million adjustment to the net deferred tax liability as a result of applying the lower corporate tax rates to comply with the Tax Reform Act.

Net income for the nine months ended June 30, 2019 was $10,217,000, or $0.69 per diluted share, versus $8,791,000, or $0.60 per diluted share, for the nine months ended June 30, 2018.

Liquidity and Capital Resources

The Company generates capital resources through operations and returns on its investments.

The Company had no long-term or short-term debt outstanding at June 30, 2019 or September 30, 2018. As of June 30, 2019, the Company has funded $135,000 in cash deposits at insurance companies to cover related collateral needs.

As of June 30, 2019, the Company had $6,435,000 in cash and cash equivalents, and $104,767,000 in marketable securities, including $40,075,000 in corporate bonds, $10,476,000 in equities, $3,980,000 in mutual funds, $4,447,000 in exchange-traded funds, $45,147,000 in government securities, and $642,000 in cash and money funds. The marketable securities are invested through professional investment management firms. These securities may be liquidated at any time into cash and cash equivalents.

The Company’s backlog was $11.9 million at June 30, 2019, compared to $29.3 million at June 30, 2018. The Company’s working capital (defined as current assets less current liabilities) was $146.4 million at June 30, 2019 and $136.6 million at September 30, 2018. Cash provided by operations during the nine months ended June 30, 2019 was $23,000. The significant purchases, sales and maturities of marketable securities shown on the condensed consolidated statements of cash flows reflect the recurring purchase and sale of United States treasury bills. Accounts receivable increased $589,000 as parts sales increased during the quarter ended June 30, 2019, as compared to the quarter ended September 30, 2018. Costs and estimated earnings in excess of billings increased $8,622,000 and customer deposits decreased $2,101,000, reflecting the timing of revenue recognition and payments on customer contracts recognized over time, at June 30, 2019. Final payments on a couple of plants remained open at June 30, 2019 as these customers have experienced delays in permitting and thus have not taken possession of their equipment. We anticipate payment and shipment of these plants in the fourth quarter of fiscal 2019. Inventories increased $1,781,000 reflecting manufacturing progress on equipment sales recognized at a point in time at June 30, 2019, as well as moderate inventory build to meet future orders.

Cash flows used in investing activities for the nine months ended June 30, 2019 of $1,600,000 were related to capital expenditures, primarily for new manufacturing machinery used for handling and processing raw materials.

Seasonality

The Company’s primary business is the manufacture of asphalt plants and related components and typically experiences a seasonal slowdown during the third and fourth quarters of the calendar year. This slowdown often results in lower reported sales and operating results during the first and fourth quarters of the fiscal year ended September 30. In fiscal 2017 and 2018, the Company had unusually strong backlog throughout the year, due to increased demand from the FAST Act.

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

Critical Accounting Policies, Estimates and Assumptions

The Company believes the following discussion addresses its most critical accounting policies, which are those that are most important to the portrayal of the financial condition and results of operations and require management’s most difficult, subjective, or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain. Accounting policies, in addition to the critical accounting policies referenced below, are presented in Note 1 to the Company’s consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended September 30, 2018, “Accounting Policies.”

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

Contract assets (excluding accounts receivable) under contracts with customers represent revenue recognized in excess of amounts billed on equipment sales recognized over time. Contract assets were $20,522,000 at June 30, 2019 and are included in current assets on the Company’s condensed consolidated balance sheet at June 30, 2019. The Company anticipates that all contract assets at June 30, 2019, will be billed and collected within one year.

Revenues from all other contracts for the design and manufacture of equipment, for service and for parts sales, net of any discounts and return allowances, are recorded at a point in time when control of the goods or services has been transferred. Control of the goods or service typically transfers at time of shipment or upon completion of the service.

Payment for equipment under contract with customers is typically due prior to shipment. Payment for services under contract with customers is due as certain milestones are completed. Accounts receivable related to contracts with customers at June 30, 2019 was $261,000.

Product warranty costs are estimated using historical experience and known issues and are charged to production costs as revenue is recognized.

Under certain contracts with customers, recognition of a portion of the consideration received may be deferred and recorded as a contract liability if the Company has to satisfy a future obligation, such as to provide installation assistance. Excluding customer deposits, there were no contract liabilities at June 30, 2019. Customer deposits related to contracts with customers were $2,462,000 at June 30, 2019, and are included in current liabilities on the Company’s condensed consolidated balance sheet at June 30, 2019.

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

Investments

Marketable debt and equity securities are categorized as trading securities and are thus marked to market and stated at fair value. Fair value is determined using the quoted closing or latest bid prices for Level 1 investments and market standard valuation methodologies for Level 2 investments. Realized gains and (losses) on investment transactions are determined by specific identification and are recognized as incurred in the condensed consolidated statements of income. Net unrealized gains and (losses) are reported in the condensed consolidated statements of income in the current period and represent the change in the fair value of investment holdings during the period.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Company’s Chief Executive Officer and Principal Financial and Accounting Officer evaluated the effectiveness of the design and operation of the Company’s “disclosure controls and procedures” (as defined in Rule 13a-15(e) under the Exchange Act) as of the end of the period covered by this Quarterly Report. Based upon that evaluation, the Chief Executive Officer and the Principal Financial and Accounting Officer concluded that, as of the end of the period covered by this Quarterly Report, the Company’s disclosure controls and procedures are effective.

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

Changes in Internal Control over Financial Reporting

The Company’s management, including the Chief Executive Officer and Principal Financial and Accounting Officer, has reviewed the Company’s internal control over financial reporting. There were no changes in the Company’s internal control over financial reporting during the quarter and nine months ended June 30, 2019 that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Part II. Other Information

ITEM 1. LEGAL PROCEEDINGS

From time to time the Company is engaged in legal proceedings in the ordinary course of business. We do not believe any current legal proceedings are material to our business.

ITEM 1A. RISK FACTORS

There have been no material changes in our risk factors from those set forth in Part I, Item 1A, “Risk Factors” contained in our Annual Report on Form 10-K for the period ended September 30, 2018, as filed with the SEC on December 13, 2018.

Item 6. Exhibits

(a) Exhibits

31.1*	Certification of Chief Executive Officer Pursuant to Rule 13a – 14(a) of the Securities Exchange Act of 1934, as amended

31.2*	Certification of Chief Financial Officer Pursuant to Rule 13a – 14(a) of the Securities Exchange Act of 1934, as amended

32*	Certifications of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U. S. C. Section 1350.

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase

101.DEF*	XBRL Taxonomy Extension Definition Linkbase

101.LAB*	XBRL Taxonomy Extension Label Linkbase

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase

*	Filed Herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

GENCOR INDUSTRIES, INC.

/s/ John E. Elliott
John E. Elliott
Chief Executive Officer

August 2, 2019

/s/ Eric E. Mellen
Eric E. Mellen
Chief Financial Officer
(Principal Financial and Accounting Officer)

August 2, 2019