Form 10-K
period 2019-09-30
GENCOR INDUSTRIES INC
filed 2019-12-11
CIK 64472

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10 – K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended September 30, 2019

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File No. 001-11703

GENCOR INDUSTRIES, INC.

Delaware	59-0933147
(State or other jurisdiction of Incorporation or organization)	(I.R.S. Employer Identification No.)

5201 North Orange Blossom Trail

Orlando, Florida 32810

(Address of principal executive offices, including zip code)

Registrant’s Telephone Number, Including Area Code: (407) 290-6000

SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

Title of Class	Trading Symbol(s)	Name of Exchange on Which Registered
Common Stock ($.10 Par Value)	GENC	Nasdaq Global Market

SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act     ☐  Yes    ☒  No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15 (d) of the Act     ☐  Yes    ☒  No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    ☒  Yes    ☐  No

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    ☒  Yes    ☐  No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act:

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

The aggregate market value of the common equity held by non-affiliates computed by reference to the price at which the common equity was last sold as of the last business day of the most recently completed second fiscal quarter was $129,500,000.

Indicate the number of shares outstanding of each of the registrant’s classes of Common Stock, as of the latest practicable date: 12,277,337 shares of Common Stock ($.10 par value) and 2,308,857 shares of Class B Stock ($.10 par value) as of December 1, 2019.

DOCUMENTS INCORPORATED BY REFERENCE

Part III of this Form 10-K is incorporated by reference from the Registrant’s 2020 Proxy Statement for the Annual Meeting of the Stockholders.

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

In 1968, the Company was formed by the merger of Mechtron Corporation with General Combustion, Inc. (“General Combustion”) and Genco Manufacturing, Inc. The new entity reincorporated in Delaware in 1969 and adopted the name Mechtron International Corporation in 1970. In 1985, the Company began a series of acquisitions into related fields starting with the Beverley Group Ltd. (“Beverley”) in the United Kingdom (the “UK”). Hy-Way Heat Company, Inc. (“Hy-Way Heat”) and the Bituma Group were acquired in 1986. In 1987, the Company changed its name to Gencor Industries, Inc. and acquired Davis Line Inc. and its subsidiaries in 1988.

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

Sales Backlog

The size of the Company’s backlog should not be viewed as an indicator of the Company’s quarterly or annualized revenues, due to the timing of order fulfillment of asphalt plants. The Company’s backlog, which includes orders received through the date of this filing, was $27.3 million and $28.0 million as of December 1, 2019 and December 1, 2018, respectively.

Financial Information about Geographic Areas Reporting Segments

For a geographic breakdown of revenues and long-term assets, see Reporting Segments and Geographic Areas in Note 1 to the Consolidated Financial Statements.

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

Employees

As of September 30, 2019, the Company had a total of 334 full-time employees. The Company has a collective bargaining agreement covering employees at its Marquette, Iowa facility. No other employees are represented by a labor union or collective bargaining agreement.

Available Information

For further discussion concerning the Company’s business, see the information included in Item 7 (Management’s Discussion and Analysis of Financial Condition and Results of Operations) and Item 8 (Financial Statements and Supplementary Data) of this Report.

The Company makes available free of charge through its website at www.gencor.com the Company’s Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and all amendments to those reports, if applicable, filed or furnished pursuant to Sections 13(a) and 15(d) of the Securities Exchange Act of 1934, as amended, as soon as reasonably practicable after the material is electronically filed with or furnished to the Securities and Exchange Commission (“SEC”). The information posted on the website is not incorporated into this Report.

ITEM 1A	RISK FACTORS

The following risk factors and other information included in this Report should be carefully considered. The risks and uncertainties described below are not the only ones the Company faces. Additional risks and uncertainties not presently known to the Company, or that the Company presently deems less significant, may also impair the Company’s operations. If any of the following risks actually occur, the Company’s business operating results and financial condition could be materially adversely affected. The order of these risk factors does not reflect their relative importance or likelihood of occurrence.

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

Previously, the Company depended on one customer for a significant portion of its revenue. The loss of this relationship, or a significant downturn in the business or financial condition of this customer, could have adverse consequences on the Company’s future business.

The percentage of the Company’s net revenue that was derived from sales to its largest customer in recent years was 6% in fiscal 2019, 3% in fiscal 2018 and 13% in fiscal 2017. No customer accounted for 10% or more of fiscal 2019 or 2018 revenues.

If the Company fails to comply with requirements relating to internal control over financial reporting under Section 404 of the Sarbanes-Oxley Act, the business could be harmed and its stock price could decline.

Rules adopted by the SEC pursuant to Section 404 of the Sarbanes-Oxley Act of 2002 require the Company to assess its internal control over financial reporting annually. The rules governing the standards that must be met for management to assess its internal control over financial reporting are complex. They require significant documentation, testing, and possible remediation of any significant deficiencies in and/or material weaknesses of internal controls in order to meet the detailed standards under these rules. The Company has evaluated its internal control over financial reporting as effective as of September 30, 2019. See Item 9A – Controls and Procedures – Management’s Annual Report on Internal Control over Financial Reporting. Although the Company concluded that its internal control over financial reporting was effective as of September 30, 2019, in future fiscal years, the Company may encounter unanticipated delays or problems in assessing its internal control over financial reporting as effective or in completing its assessments by the required dates. In addition, the Company cannot assure you that its independent registered public accountants will attest that internal control over financial reporting is effective in future fiscal years. If the Company cannot assess its internal control over financial reporting as effective, investor confidence and share value may be negatively impacted.

The Company may be required to reduce its profit margins on contracts in which revenues are recognized over time.

Revenues from contracts with customers for the design, manufacture and sale of custom equipment are recognized over time when the performance obligation is satisfied by transferring control of the equipment. Control of the equipment transfers over time as the equipment is unique to the specific contract and thus does not create an asset with an alternative use to the Company. Revenues and costs are recognized in proportion to actual labor costs incurred, as compared with total estimated labor costs expected to be incurred during the entire contract. As a result, revisions made to the estimates of revenues and profits are recorded in the period in which the conditions that require such revisions become known and can be estimated. Although the Company believes that its profit margins are fairly stated and that adequate provisions for losses for its fixed-price contracts are recorded in the financial statements, as required by accounting principles generally accepted in the United States of America (“GAAP”), the Company cannot assure you that its estimated contract profit margins will not decrease or its estimated loss provisions will not increase materially in the future.

The Company may encounter difficulties with future acquisitions.

As part of its growth strategy, the Company intends to evaluate the acquisition of other companies, assets or product lines that would complement or expand the Company’s existing business or broaden its customer base. Although the Company conducts due diligence reviews of potential acquisition candidates, it may not be able to identify all material liabilities or risks related to potential acquisition candidates. There can be no assurance that the Company will be able to locate and acquire any business, retain key personnel and customers of an acquired business or integrate any acquired business successfully. Additionally, there can be no assurance that financing for any acquisition, if necessary, will be available on acceptable terms, if at all, or that the Company will be able to accomplish its strategic objectives in connection with any acquisition. Although the Company periodically considers possible acquisitions, no specific acquisitions are probable as of the date of this Report.

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

The Company held numerous patents covering technology and applications related to various products, equipment and systems, and numerous trademarks and trade names registered with the U.S. Patent and Trademark Office and in various foreign countries. There can be no assurance as to the breadth or degree of protection that future patents or trademarks may afford the Company, or that any pending patent or trademark applications will result in issued patents or trademarks, or that the Company’s patents, registered trademarks or patent applications, if any, will be upheld if challenged, or that competitors will not develop similar or superior methods or products outside the protection of any patents issued, licensed or sublicensed to the Company. Although the Company believes that none of its technologies, products or trademarks infringe upon the patents, technologies, products or trademarks of others, it is possible that the Company’s trademarks or other rights may not be valid or that infringement of future patents, trademarks or proprietary rights may occur. In the event that the Company’s products are deemed to infringe upon the patent or proprietary rights of others, the Company could be required to modify the design of its products, change the name of its products or obtain a license for the use of certain technologies incorporated into its products. There can be no assurance that the Company would be able to do any of the foregoing in a timely manner, upon acceptable terms and conditions, or at all, and the failure to do so could have a material adverse effect on the Company. In addition, there can be no assurance that the Company will have the financial or other resources necessary to enforce or defend a patent, registered trademark or other proprietary right, and, if the Company’s products are deemed to infringe upon the patents, trademarks or other proprietary rights of others, the Company could become liable for damages, which could also have a material adverse effect on the Company.

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

The loss of one or more of the Company’s strategic suppliers could cause production delays.

The principal raw material the Company uses is carbon steel which is sourced through numerous suppliers. The Company uses select suppliers to provide proprietary components to its finished products. Although the Company believes that such raw materials are readily available from alternate sources, an interruption in the supply of steel and related products or a substantial increase in the price of steel could have a material adverse effect on the Company’s business and its results of operations.

The Company is committed to responsible environmental, social and government practices. The Company strives to be recognized as a company that achieves customer expectations safely and in a manner that rewards both its customers and its employees. The Company strives to achieve these goals through an organizational structure that provides excellent service and a reputation of integrity with the communities where it operates while providing its employees with growth opportunities in an injury-free environment.

The Company is subject to government regulations.

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

The Company intends to retain any earnings to finance its business requirements. It does not anticipate paying cash dividends on its common stock or Class B stock. Any future determination to pay cash dividends will be at the discretion of the Company’s Board of Directors and will be dependent upon then existing conditions, including the financial condition and results of operations, capital requirements, contractual restrictions, business prospects, and other factors that the Board of Directors considers relevant.

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

The Company’s quarterly operating results have varied significantly in the past and are likely to vary significantly from quarter to quarter in the future. As a result, the Company’s operating results may fall below the expectations of securities analysts and investors in some quarters, which could result in a decrease in the market price of its common stock. The reasons the Company’s quarterly results may fluctuate include:

•	General competitive and economic conditions;

•	Delays in, or uneven timing in, delivery of customer orders;

•	The seasonal nature of the industry;

•	The fluctuations in market value of its securities portfolio;

•	The introduction of new products by the Company or its competitors;

•	Product supply shortages;

•	Reduced demand due to adverse weather conditions;

•	Expiration or renewal of Federal highway programs; and

•	Changes to state or Canadian provincial programs.

Period-to-period comparisons of such items should not be relied on as indications of future performance.

The Company’s common stock has been, and likely will continue to be, subject to substantial price and volume fluctuations due to a number of factors, many of which will be beyond the Company’s control.

The market price of the Company’s common stock may be significantly affected by various factors, such as:

•	Quarterly variations in operating results;

•	Changes in revenue growth rates as a whole or for specific geographic areas or products;

•	Changes in earnings estimates by market analysts;

•	The announcement of new products or product enhancements by the Company or its competitors;

•	Speculation in the press or analyst community of potential acquisitions by the Company; and

•	General market conditions or market conditions specific to particular industries.

ITEM 1B	UNRESOLVED STAFF COMMENTS

None

ITEM 2	PROPERTIES

The following table lists the operating properties owned by the Company as of September 30, 2019:

Location	Owned Acreage	Building Square Footage	Principal Function
Marquette, Iowa	72.0	137,000	Offices and manufacturing
Orlando, Florida	27.0	215,000	Corporate offices and manufacturing

ITEM 3	LEGAL PROCEEDINGS

The Company has various litigation and claims, either as a plaintiff or defendant, pending as of the date of this Report, which have occurred in the ordinary course of business, and which may be covered in whole, or in part, by insurance. Management has reviewed all litigation matters arising in the ordinary course of business and, upon advice of legal counsel, has made provisions, not deemed material, for any probable losses and expenses of litigation.

ITEM 4	MINE SAFETY DISCLOSURES

None

PART II

ITEM 5	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

The Company’s common stock is traded on the Nasdaq Global Market under the symbol “GENC.”

The Company has not issued any securities during the prior two years that were not already registered under the Exchange Act.

As of September 30, 2019, there were 211 holders of common stock of record and 6 holders of Class B stock of record. The Company has not paid cash dividends during the last two fiscal years and has no intention to pay cash dividends in the foreseeable future.

EQUITY COMPENSATION PLANS

The following table includes information about the Company’s common stock that may be issued upon exercise of options, warrants and rights under all of the existing equity compensation plans and arrangements previously approved by security holders as of September 30, 2019:

Plan	Number of Securities to be Issued upon Exercise of Outstanding Options	Weighted-Average Exercise Price of Outstanding Options	Number of Securities Remaining Available for Future Issuance under Equity Compensation Plans
2009 Incentive Compensation Plan	272,492	$6.126	582,000	*

*	Includes 100,000 of Class B stock

ITEM 7	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

“Forward-Looking” Information

This Report contains certain “forward-looking statements” within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), which represent the Company’s expectations and beliefs, including, but not limited to, statements concerning gross margins, sales of the Company’s products and future financing plans, income from investees and litigation. These statements by their nature involve substantial risks and uncertainties, certain of which are beyond the Company’s control. Actual results may differ materially depending on a variety of important factors, including the financial condition of the Company’s customers, changes in the economic and competitive environments, the performance of the investment portfolio and the demand for the Company’s products.

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

Fluctuations in the price of carbon steel, which is a significant cost and material used in the manufacturing of the Company’s equipment, may affect the Company’s financial performance. The Company is subject to fluctuations in market prices for raw materials, such as steel. If the Company is unable to purchase materials it requires or is unable to pass on price increases to its customers or otherwise reduce its cost of goods sold, its business results of operations and financial condition may be adversely affected.

Also, a significant increase in the price of liquid asphalt could decrease demand for hot mix asphalt paving materials and certain of the Company’s products. Increases in oil prices also drive up the cost of gasoline and diesel, which results in increased freight costs. Where possible, the Company will pass increased freight costs on to its customers. However, the Company may not be able to recapture all of the higher costs and thus could have a negative impact on the Company’s financial performance.

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

Results of Operations

Year ended September 30, 2019 compared with the year ended September 30, 2018

Net revenue for the year ended September 30, 2019 decreased 17.5% to $81.3 million from $98.6 million for the year ended September 30, 2018. Net revenue for the fourth quarter of 2019 decreased 29.5% to $14.5 million compared to $20.5 million for the quarter ended September 30, 2018. The decrease in revenues reflects a decline in orders from prior years as the impact of the FAST Act has slowed. The FAST Act is scheduled to expire in 2020. Currently, there is no approved Federal infrastructure bill to replace the FAST Act.

Gross profit for fiscal 2019 was 27.6% of net revenue versus 27.2% of net revenue in fiscal 2018. The improved gross profit margins resulted from the Company’s cost management and operational improvements implemented over the past few years, partially offset by the impact of lower production volumes.

Product engineering and development (“PED”) expenses increased $380,000 or 13.0% to $3,295,000 from $2,915,000 in fiscal 2018 due to increased headcount. Selling, general and administrative (“SG&A”) expenses decreased $344,000 or 3.4% to $9,647,000 from $9,991,000 in fiscal 2018. The lower SG&A expenses in 2019 were due to reduced sales commissions and advertising expenses partially offset by an increase in sales headcount and related travel expenses. SG&A expenses as a percentage of net revenue increased to 11.9%, compared to 10.1% in the prior year.

Fiscal 2019 had operating income of $9,470,000 versus $13,890,000 in fiscal 2018 based on reduced net revenues.

As of September 30, 2019 and 2018, the cost basis of the investment portfolio was $104.2 million and $103.8 million, respectively. For the years ended September 30, 2019 and 2018, net investment interest and dividend income (“Investment Income”) was $2.3 million and $1.5 million, respectively. The net realized and unrealized gains (losses) on marketable securities were $1.0 million in fiscal 2019 versus $(0.4) million in fiscal 2018. The total cash, cash equivalents and investments balance at September 30, 2019 was $115.6 million, compared to the September 30, 2018 cash, cash equivalents and investments balance of $112.1 million, an increase of $3.5 million.

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

The effective income tax rate for fiscal 2019 was 20.5% versus 15.7% in fiscal 2018. The 2018 tax rate was impacted by a $0.8 million adjustment that reduced the net deferred tax liability as a result of applying the lower corporate tax rates to comply with the Tax Reform Act.

In fiscal 2018, the Company generated $249,000 of federal research and development tax credits (“R&D Credits”), all of which were used. In fiscal 2019, the Company generated $241,000 of R&D Credits, all of which were used. There were no R&D Credits carryforwards as of September 30, 2019.

As of September 30, 2017, the Company had $155,000 in Florida state research and development tax credits (“Florida R&D Credits”) carryforwards. The Company received additional Florida R&D Credits of $25,000 in fiscal 2018 and used $93,000, leaving $87,000 of Florida R&D Credits carryforwards as of September 30, 2018, which are included in net deferred and other income tax liabilities of $(2,640,000) at September 30, 2018. The Company did not receive any additional Florida R&D Credits in fiscal 2019. The Company used the $87,000 of Florida R&D Credits carryforwards from fiscal 2018 in fiscal 2019. There were no Florida R&D Credits carryforwards at September 30, 2019.

Net income for the year ended September 30, 2019 was $10,196,000 or $0.69 per diluted share versus net income of $12,694,000 or $0.86 per diluted share for the year ended September 30, 2018. The decrease in net income was primarily due to the reduced net revenues.

Liquidity and Capital Resources

The Company generates capital resources through operations and returns on its investments.

The Company had no long-term debt outstanding at September 30, 2019 or 2018. As of September 30, 2019, the Company has funded $135,000 in cash deposits at insurance companies to cover collateral needs.

As of September 30, 2019, the Company had $10.3 million in cash and cash equivalents, and $105.3 million in marketable securities. The marketable securities are invested through professional investment management firms. The securities may be liquidated at any time into cash and cash equivalents.

The Company’s backlog, which includes orders received through the filing date of this Report, was $36.9 million at September 30, 2019 versus $43.8 million at September 30, 2018. The Company’s working capital was $150.4 million at September 30, 2019 versus $139.7 million at September 30, 2018.

The significant purchases, sales and maturities of marketable securities shown on the consolidated statements of cash flows reflect the frequent purchase and sale of United States treasury bills.

Year ended September 30, 2019 compared with the year ended September 30, 2018

Cash provided by operations in fiscal 2019 was $4,163,000, primarily resulting from net income. The increase in inventories of $3.5 million reflected the impact of a summer stock build to meet the anticipated increased demand for the Company’s products at the start of fiscal 2020. The increase in costs and estimated earnings in excess of billings of $1.9 million reflects the ongoing progress on customer contracts with revenues recognized over time prior to final billing and payment of amounts due in advance of shipment. Customer deposits decreased $2.6 million, reflecting the application of down payments on these jobs.

Cash used in operations in fiscal 2018 of $(11,997,000) was primarily due to investing an additional $15.0 million of operating cash in marketable equity securities. The increase in costs and estimated earnings in excess of billings of $5.1 million reflected significant progress on customer contracts with revenues recognized over time prior to final billing and payment of amounts due in advance of shipment. Similarly, customer deposits decreased $4.1 million, reflecting the application of down payments on these jobs.

Cash used in investing activities during the year ended September 30, 2019 of $2,104,000 and $3,550,000 for the year ended September 30, 2018, related primarily to capital expenditures for manufacturing equipment. Cash provided by financing activities of $231,000 in fiscal 2019 and $626,000 in fiscal 2018 related to proceeds from the exercise of stock options.

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

Revenues & Expenses

As previously discussed in Note 1 to the Company’s consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended September 30, 2018, under the heading “Accounting Pronouncements and Policies.”, the Company adopted the provisions of ASU No. 2014-09 and its related amendments effective for the quarter ended December 31, 2018 using the modified retrospective method. The adoption of this standard did not have a material impact on the timing or amounts of revenues recognized by the Company, and, as such, no cumulative effect adjustment was recorded with the adoption of the standard.

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

Contract assets (excluding accounts receivable) under contracts with customers represent revenue recognized in excess of amounts billed on equipment sales recognized over time. Contract assets were $13,838,000 at September 30, 2019 and are included in current assets on the Company’s consolidated balance sheet at September 30, 2019. The Company anticipates that all contract assets at September 30, 2019, will be billed and collected within one year.

Revenues from all other contracts for the design and manufacture of equipment, for service and for parts sales, net of any discounts and return allowances, are recorded at a point in time when control of the goods or services has been transferred. Control of the goods or service typically transfers at time of shipment or upon completion of the service.

Payment for equipment under contract with customers is typically due prior to shipment. Payment for services under contract with customers is due as certain milestones are completed. Accounts receivable related to contracts with customers at September 30, 2019 was $301,000.

Product warranty costs are estimated using historical experience and known issues and are charged to production costs as revenue is recognized.

Under certain contracts with customers, recognition of a portion of the consideration received may be deferred and recorded as a contract liability if the Company has to satisfy a future obligation, such as to provide installation assistance. Excluding customer deposits, there were no contract liabilities at September 30, 2019. Customer deposits related to contracts with customers were $1,918,000 at September 30, 2019, and are included in current liabilities on the Company’s consolidated balance sheet at September 30, 2019.

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

Inventories

Inventories are valued at the lower of cost or net realizable value. Net realizable value is defined as the estimated selling price of goods less reasonable costs of completion and delivery. During the fourth quarter of fiscal 2019, the Company changed its method for accounting for cost of inventories from the last-in, first-out (“LIFO”) method to the first-in, first-out (“FIFO”) method. The Company believes the FIFO method will improve financial reporting by better reflecting the current value of inventory on the consolidated balance sheets, by more closely aligning the flow of physical inventory with the accounting for the inventory, and by providing better matching of revenues and expenses. The change in accounting method will also require the Company to make a conforming change for U.S. income tax purposes.

As required by GAAP, the Company has reflected this change in accounting principle on a retrospective basis, resulting in changes to the historical periods presented. The retrospective application of the change resulted in an increase in the Company’s September 30, 2018 and September 30, 2017 retained earnings of $2,838,000 (net of $838,000 in taxes) and $2,708,000 (net of $792,000 in taxes) respectively, and an increase to the Company’s net income of $130,000 (net of $45,000 in taxes) for the year ended September 30, 2018. This change did not affect our previously reported cash flows from operating, investing or financing activities nor did it have a significant impact on the previously reported quarterly operating results for fiscal 2019.

All inventories are now valued at the lower of cost or net realizable value, with cost being determined under the FIFO method and net realizable value defined as the estimated selling price of goods less reasonable costs of completion and delivery (see Note 2 to Consolidated Financial Statements). Appropriate consideration is given to obsolescence, excessive levels, deterioration, possible alternative uses and other factors in determining net realizable value. The cost of work in process and finished goods includes materials, direct labor, variable costs and overhead. The Company evaluates the need to record inventory adjustments on all inventories, including raw materials, work in process, finished goods, spare parts and used equipment. Used equipment acquired by the Company on trade-in from customers is carried at estimated net realizable value. Unless specific circumstances warrant different treatment regarding inventory obsolescence, the cost basis of inventories three to four years old are reduced by 50%, while the cost basis of inventories four to five years old are reduced by 75%, and the cost basis of inventories greater than five years old are reduced to zero. Inventory is typically reviewed for obsolescence on an annual basis computed as of September 30, the Company’s fiscal year end. If significant known changes in trends, technology or other specific circumstances that warrant consideration occur during the year, then the impact on obsolescence is considered at that time.

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

Contractual Obligations

There were no outstanding borrowings or long-term contractual obligations at September 30, 2019.

The Company had no long-term or short-term debt as of September 30, 2019. There was no long-term debt facility in place and there were no outstanding letters of credit at September 30, 2019.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of Gencor Industries, Inc.:

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of Gencor Industries, Inc. (the “Company”) as of September 30, 2019 and 2018, and the related consolidated statements of income, shareholders’ equity, and cash flows for each of the years in the two-year period ended September 30, 2019, and the related notes (collectively referred to as the consolidated financial statements). We also have audited the Company’s internal control over financial reporting as of September 30, 2019, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”).

In our opinion, the consolidated financial statements referred to in the first paragraph present fairly, in all material respects, the consolidated financial position of the Company as of September 30, 2019 and 2018, and the consolidated results of its operations and its cash flows for each of the years in the two-year period ended September 30, 2019, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of September 30, 2019, based on criteria established in Internal Control – Integrated Framework (2013) issued by COSO.

Change in Accounting Principle

As disclosed in Notes 1 and 2 to the consolidated financial statements, during the year ended September 30, 2019 the Company elected to change its method of accounting for inventory to the first-in, first-out (“FIFO”) method from the last-in, last-out (“LIFO”) method used in prior years.

Basis for Opinion

The Company’s management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying “Item 9A, Management’s Annual Report on Internal Control over Financial Reporting”. Our responsibility is to express an opinion on the Company’s consolidated financial statements and an opinion on the Company’s internal control over financial reporting based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

/s/ MOORE STEPHENS LOVELACE, P.A.

MOORE STEPHENS LOVELACE, P.A.

Certified Public Accountants

We have served as the Company’s auditor since 2001.

Orlando, Florida

December 11, 2019

Part I. Financial Information

GENCOR INDUSTRIES, INC.

Consolidated Balance Sheets

As of September 30, 2019 and 2018

	2019	2018 *
ASSETS
Current assets:
Cash and cash equivalents	$10,302,000	$8,012,000
Marketable securities at fair value (cost of $104,176,000 at September 30, 2019 and $103,751,000 at September 30, 2018)	105,322,000	104,058,000
Accounts receivable, less allowance for doubtful accounts of $459,000 at September 30, 2019 and $313,000 at September 30, 2018	1,603,000	993,000
Costs and estimated earnings in excess of billings	13,838,000	11,900,000
Inventories, net	25,366,000	21,890,000
Prepaid expenses	499,000	1,348,000

Total current assets	156,930,000	148,201,000

Property and equipment, net	8,389,000	7,889,000
Other assets	53,000	53,000

Total Assets	$165,372,000	$156,143,000

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,907,000	$1,838,000
Customer deposits	1,918,000	4,563,000
Accrued expenses	2,660,000	2,085,000

Total current liabilities	6,485,000	8,486,000

Deferred and other income taxes	3,372,000	2,640,000

Total liabilities	9,857,000	11,126,000

Commitments and contingencies
Shareholders’ equity:
Preferred stock, par value $.10 per share; 300,000 shares authorized; none issued	—	—
Common stock, par value $.10 per share; 15,000,000 shares authorized; 12,277,337 shares and 12,252,337 shares issued and outstanding at September 30, 2019 and 2018, respectively	1,228,000	1,225,000
Class B Stock, par value $.10 per share; 6,000,000 shares authorized; 2,308,857 shares and 2,288,857 shares issued and outstanding at September 30, 2019 and 2018, respectively	231,000	229,000
Capital in excess of par value	12,159,000	11,862,000
Retained earnings	141,897,000	131,701,000

Total shareholders’ equity	155,515,000	145,017,000

Total Liabilities and Shareholders’ Equity	$165,372,000	$156,143,000

See accompanying Notes to Consolidated Financial Statements

*	The amounts as of September 30, 2018 have been adjusted to reflect the change in inventory accounting method, as described in Notes 1 and 2 to the Consolidated Financial Statements.

GENCOR INDUSTRIES, INC.

Consolidated Income Statements

For the Years Ended September 30, 2019 and 2018

	2019	2018 *
Net revenue	$81,329,000	$98,614,000
Cost of goods sold	58,917,000	71,818,000

Gross profit	22,412,000	26,796,000
Operating expenses:
Product engineering and development	3,295,000	2,915,000
Selling, general and administrative	9,647,000	9,991,000

Total operating expenses	12,942,000	12,906,000

Operating income	9,470,000	13,890,000
Other income (expense), net:
Interest and dividend income, net of fees	2,307,000	1,535,000
Realized and unrealized gains (losses) on marketable securities, net	1,047,000	(363,000)
Other	—	2,000

	3,354,000	1,174,000

Income before income tax expense	12,824,000	15,064,000
Income tax expense	2,628,000	2,370,000

Net income	$10,196,000	$12,694,000

Basic earnings per common share	$0.70	$0.88

Diluted earnings per common share	$0.69	$0.86

See accompanying Notes to Consolidated Financial Statements

*	The amounts for the year ended September 30, 2018 have been adjusted to reflect the change in inventory accounting method, as described in Notes 1 and 2 to the Consolidated Financial Statements.

GENCOR INDUSTRIES, INC.

Consolidated Statements of Shareholders’ Equity

For the Years Ended September 30, 2019 and 2018

	Common Stock		Class B Stock		Capital in Excess of	Retained	Total Shareholders’
	Shares	Amount	Shares	Amount	Par Value	Earnings	Equity
September 30, 2017	12,154,829	$1,215,000	2,263,857	$226,000	$11,178,000	$116,299,000	$128,918,000
Inventory accounting method change *	—	—	—	—	—	2,708,000	2,708,000

September 30, 2017 *	12,154,829	1,215,000	2,263,857	226,000	11,178,000	119,007,000	131,626,000
Net income *	—	—	—	—	—	12,694,000	12,694,000
Stock-based compensation	—	—	—	—	71,000	—	71,000
Stock options exercised	97,508	10,000	25,000	3,000	613,000	—	626,000

September 30, 2018 *	12,252,337	1,225,000	2,288,857	229,000	11,862,000	131,701,000	145,017,000
Net income	—	—	—	—	—	10,196,000	10,196,000
Stock-based compensation	—	—	—	—	71,000	—	71,000
Stock options exercised	25,000	3,000	20,000	2,000	226,000	—	231,000

September 30, 2019	12,277,337	$1,228,000	2,308,857	$231,000	$12,159,000	$141,897,000	$155,515,000

See accompanying Notes to Consolidated Financial Statements

*

The balances as of September 30, 2017 and 2018, and the amounts for the year ended September 30, 2018, have been adjusted to reflect the change in inventory accounting method, as described in Notes 1 and 2 to the Consolidated Financial Statements.

GENCOR INDUSTRIES, INC.

Consolidated Statements of Cash Flows

For the Years Ended September 30, 2019 and 2018

	2019	2018 *
Cash flows from operating activities:
Net income	$10,196,000	$12,694,000
Adjustments to reconcile net income to cash provided by (used in) operating activities:
Purchase of marketable securities	(188,066,000)	(256,124,000)
Proceeds from sale and maturity of marketable securities	188,047,000	239,462,000
Change in value of marketable securities	(1,245,000)	490,000
Deferred and other income taxes	732,000	262,000
Depreciation and amortization	1,600,000	1,380,000
Provision for doubtful accounts	175,000	210,000
Loss on disposal of assets	4,000	3,000
Stock-based compensation	71,000	71,000
Changes in assets and liabilities:
Accounts receivable	(785,000)	(19,000)
Costs and estimated earnings in excess of billings	(1,938,000)	(5,132,000)
Inventories	(3,476,000)	(1,702,000)
Prepaid expenses	849,000	312,000
Accounts payable	69,000	518,000
Customer deposits	(2,645,000)	(4,065,000)
Accrued expenses	575,000	(357,000)

Total adjustments	(6,033,000)	(24,691,000)

Cash flows provided by (used in) operating activities	4,163,000	(11,997,000)

Cash flows from investing activities:
Capital expenditures	(2,104,000)	(3,550,000)
Proceeds from sale of property and equipment	—	—

Cash flows used in investing activities	(2,104,000)	(3,550,000)

Cash flows from financing activities:
Proceeds from stock option exercises	231,000	626,000

Cash flows provided by financing activities	231,000	626,000

Net increase (decrease) in cash and cash equivalents	2,290,000	(14,921,000)
Cash and cash equivalents at:
Beginning of year	8,012,000	22,933,000

End of year	$10,302,000	$8,012,000

See accompanying Notes to Consolidated Financial Statements

* The amounts for the year ended September 30, 2018 have been adjusted to reflect the change in inventory accounting method, as described in Notes 1 and 2 to the Consolidated Financial Statements.

GENCOR INDUSTRIES, INC.

Notes to Consolidated Financial Statements

For the Years Ended September 30, 2019 and 2018

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

In May 2017, the FASB issued ASU 2017-09, Compensation - Stock Compensation (Topic 718): Scope of Modification Accounting (“ASU 2017-09”). The new guidance clarifies when a change to the terms or conditions of a share-based payment award must be accounted for as a modification. ASU 2017-09 is effective for annual periods, and interim periods within those annual periods, beginning after December 15, 2017, with early adoption permitted. The Company adopted ASU 2017-09 in the first quarter of fiscal 2019. The adoption of ASU 2017-09 did not have a significant impact on its consolidated financial statements.

No other accounting pronouncements recently issued or newly effective have had, or are expected to have, a material impact on the Company’s consolidated financial statements.

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

Earnings per Share

The consolidated financial statements include basic and diluted earnings per share (“EPS”) information. Basic EPS is based on the weighted-average number of shares outstanding. Diluted EPS is based on the sum of the weighted-average number of shares outstanding plus common stock equivalents.

The weighted-average shares issuable upon the exercise of stock options included in the diluted EPS calculation at September 30, 2019 were 307,000, which equates to 157,000 dilutive common stock equivalents. For the year ended September 30, 2018, the weighted-average shares issuable upon the exercise of stock options included in the diluted EPS calculation were 367,000, which equates to 231,000 dilutive common stock equivalents. Weighted-average shares issuable upon the exercise of stock options, which were not included in the diluted EPS calculation because they were anti-dilutive, were zero in 2019 and 2018.

The following presents the calculation of the basic and diluted EPS for the years ended September 30, 2019 and 2018:

	2019			2018 (as adjusted)
	Net Income	Shares	EPS	Net Income	Shares	EPS
Basic EPS	$10,196,000	14,551,000	$0.70	$12,694,000	14,492,000	$0.88
Common stock equivalents		157,000			231,000

Diluted EPS	$10,196,000	14,708,000	$0.69	$12,694,000	14,723,000	$0.86

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

The fair value of marketable equity securities (stocks), mutual funds, exchange-traded funds, government securities, and cash and money funds, are substantially based on quoted market prices (Level 1). Corporate bonds are valued using market standard valuation methodologies, including: discounted cash flow methodologies, and matrix pricing or other similar techniques. The inputs to these market standard valuation methodologies include, but are not limited to: interest rates, credit standing of the issuer or counterparty, industry sector of the issuer, coupon rate, call provisions, maturity, estimated duration and assumptions regarding liquidity and estimated future cash flows. In addition to bond characteristics, the valuation methodologies incorporate market data, such as actual trades completed, bids and actual dealer quotes, where such information is available. Accordingly, the estimated fair values are based on available market information and judgments about financial instruments (Level 2). Fair values of the Level 2 investments are provided by the Company’s professional investment management firms.

The following table sets forth by level, within the fair value hierarchy, the Company’s assets measured at fair value as of September 30, 2019:

	Fair Value Measurements
	Level 1	Level 2	Level 3	Total
Equities	$10,412,000	$—	$—	$10,412,000
Mutual Funds	3,987,000	—	—	3,987,000
Exchange-Traded Funds	5,163,000	—	—	5,163,000
Corporate Bonds	—	38,690,000	—	38,690,000
Government Securities	45,171,000	—	—	45,171,000
Cash and Money Funds	1,899,000	—	—	1,899,000

Total	$66,632,000	$38,690,000	$—	$105,322,000

Net unrealized gains reported during fiscal 2019 on trading securities still held as of September 30, 2019, were $737,000. There were no transfers of investments between Level 1 and Level 2 during the year ended September 30, 2019.

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

Foreign Currency Transactions

Gains and losses resulting from foreign currency transactions are included in income and were not significant during the years ended September 30, 2019 and 2018.

Risk Management

Financial instruments that potentially subject the Company to concentrations of credit risk primarily consist of cash and cash equivalents, marketable securities, and accounts receivable. The Company maintains its cash accounts in various domestic financial institutions which may from time to time exceed federally insured limits. Operating cash is retained overnight in non-interest-bearing accounts which allow for offsets to treasury service charges. The marketable securities include investments in cash and money funds, mutual funds, exchange-traded funds (“ETF’s”), corporate bonds, government securities and stocks through two professional investment management firms. Investment securities are exposed to various risks, such as interest rate, market and credit risks.

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

Inventories

Inventories are valued at the lower of cost or net realizable value. Net realizable value is defined as the estimated selling price of goods less reasonable costs of completion and delivery. During the fourth quarter of fiscal 2019, the Company changed its method for accounting for cost of inventories from the last-in, first-out (“LIFO”) method to the first-in, first-out (“FIFO”) method. As required by accounting principles generally accepted in the United States of America (“GAAP”), the Company has reflected this change in accounting principle on a retrospective basis, resulting in changes to the historical periods presented. Appropriate consideration is given to obsolescence, excessive levels, deterioration, possible alternative uses and other factors in determining net realizable value. The cost of work in process and finished goods includes materials, direct labor, variable costs and overhead. The Company evaluates the need to record inventory adjustments on all inventories, including raw material, work in process, finished goods, spare parts and used equipment. Used equipment acquired by the Company on trade-in from customers is carried at estimated net realizable value. Unless specific circumstances warrant different treatment regarding inventory obsolescence, the cost basis of inventories three to four years old are reduced by 50%, while the cost basis of inventories four to five years old are reduced by 75%, and the cost basis of inventories greater than five years old are reduced to zero. Inventory is typically reviewed for obsolescence on an annual basis computed as of September 30, the Company’s fiscal year end. If significant known changes in trends, technology or other specific circumstances that warrant consideration occur during the year, then the impact on obsolescence is considered at that time.

Changes in the allowance for slow-moving and obsolete inventories are as follows:

	2019	2018
		(as adjusted)
Balance, beginning of year	$4,543,000	$4,575,000
Charged to cost of sales	304,000	283,000
Disposal of inventory, net of recoveries	(147,000)	(315,000)

Balance, end of year	$4,700,000	$4,543,000

Property and Equipment

Property and equipment are stated at cost (see Note 4). Depreciation of property and equipment is computed using the straight-line method over the estimated useful lives of the related assets, as follows:

Years
Land improvements	15
Buildings & improvements	6-40
Equipment	2-10

Impairments

Property and equipment, and intangible assets subject to amortization, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset (or asset group) may not be recoverable. An impairment loss would be recognized when the carrying amount of an asset exceeds the estimated undiscounted cash flows expected to result from the use of the asset and its eventual disposition. The amount of the impairment loss to be recorded is calculated by the excess of the asset’s carrying value over its fair value. Fair value is generally determined using a discounted cash flow analysis. No such impairment losses were recorded during the years ended September 30, 2019 and 2018.

Revenues and Expenses

The Company adopted the provisions of ASU No. 2014-09 and related amendments effective for the quarter ended December 31, 2018 using the modified retrospective method. The adoption of this standard did not have a material impact on the timing or amounts of revenues recognized by the Company, and, as such, no cumulative effect adjustment was recorded with the adoption of the standard.

The following table disaggregates the Company’s net revenue by major source for the years ended September 30, 2019 and 2018:

	2019	2018
Equipment sales recognized over time	$43,489,000	$70,836,000
Equipment sales recognized at a point in time	19,987,000	11,521,000
Parts and component sales	13,356,000	11,580,000
Freight revenue	4,130,000	4,474,000
Other	367,000	203,000

Net revenue	$81,329,000	$98,614,000

Revenues from contracts with customers for the design, manufacture and sale of custom equipment are recognized over time when the performance obligation is satisfied by transferring control of the equipment. Control of the equipment transfers over time, as the equipment is unique to the specific contract and thus does not create an asset with an alternative use to the Company. Revenues and costs are recognized in proportion to actual labor costs incurred, as compared with total estimated labor costs expected to be incurred, during the entire contract. All incremental costs related to obtaining a contract are expensed as incurred, as the amortization period is less than one year. Changes to total estimated contract costs or losses, if any, are recognized in the period in which they are determined.

Contract assets (excluding accounts receivable) under contracts with customers represent revenue recognized in excess of amounts billed on equipment sales recognized over time. These contract assets were $13,838,000 at September 30, 2019 and are included in current assets as costs and estimated earnings in excess of billings on the Company’s consolidated balance sheet at September 30, 2019. The Company anticipates that all of these contract assets at September 30, 2019, will be billed and collected within one year.

Revenues from all other contracts for the design and manufacture of equipment, for service and for parts sales, net of any discounts and return allowances, are recorded at a point in time when control of the goods or services has been transferred. Control of the goods or service typically transfers at time of shipment or upon completion of the service.

Payment for equipment under contract with customers is typically due prior to shipment. Payment for services under contract with customers is due as certain milestones are completed. Accounts receivable related to contracts with customers for equipment sales was $301,000 at September 30, 2019.

Product warranty costs are estimated using historical experience and known issues and are charged to production costs as revenue is recognized.

Changes in the accrual for warranty and related costs are composed of the following:

	2019	2018
Balance, beginning of year	$400,000	$412,000
Warranties issued	140,000	225,000
Warranties settled	(263,000)	(237,000)

Balance, end of year	$277,000	$400,000

Provisions for estimated returns and allowances, and other adjustments are provided for in the same period the related sales are recorded. Returns and allowances, which reduce product revenue, are estimated using historical experience.

Under certain contracts with customers, recognition of a portion of the consideration received may be deferred and recorded as a contract liability if the Company has to satisfy a future obligation, such as to provide installation assistance. There were no contract liabilities other than customer deposits at September 30, 2019. Customer deposits related to contracts with customers were $1,918,000 at September 30, 2019, and are included in current liabilities on the Company’s consolidated balance sheet at September 30, 2019.

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

The allowance for doubtful accounts is determined by performing a specific review of all account balances greater than 90 days past due and other higher risk amounts to determine collectibility, and also adjusting for any known customer payment issues with account balances in the less-than-90-day past due aging category. Account balances are charged off against the allowance for doubtful accounts when they are determined to be uncollectible. Any recoveries of account balances previously considered in the allowance for doubtful accounts reduce future additions to the allowance for doubtful accounts. The allowance for doubtful accounts also includes an estimate for returns and allowances. Provisions for estimated returns and allowances and other adjustments, are provided for in the same period the related sales are recorded. Returns and allowances, which reduce product revenue, are estimated using known issues and historical experience.

Changes in the allowance for doubtful accounts are composed of the following:

	2019	2018
Balance, beginning of year	$313,000	$207,000
Provision for doubtful accounts	175,000	210,000
Provision for estimated returns and allowances	315,000	265,000
Uncollectible accounts writtenoff	(71,000)	(76,000)
Returns and allowances issued	(273,000)	(293,000)

Balance, end of year	$459,000	$313,000

Shipping and Handling Costs

Shipping and handling costs are included in production costs in the consolidated income statements.

Income Taxes

Income taxes are provided for the tax effects of transactions reported in the consolidated financial statements and primarily consist of taxes currently due, plus deferred taxes (see Note 6).

The Company recognizes deferred tax liabilities and assets for the expected future tax consequences of events that have been included in the consolidated financial statements or tax returns using current tax rates. The Company and its domestic subsidiaries file a consolidated federal income tax return.

Deferred tax assets and liabilities are measured using the rates expected to apply to taxable income in the years in which the temporary differences are expected to reverse and the credits are expected to be used. The effect on deferred tax assets and liabilities of the change in tax rates is recognized in income in the period that includes the enactment date. All available evidence, both positive and negative, is considered to determine whether, based on the weight of that evidence, the Company is more likely than not to realize the benefit of a deferred tax asset and whether a valuation allowance is needed for some portion or all of a deferred tax asset. No such valuation allowances were recorded as of September 30, 2019 and 2018.

On December 22, 2017, the U.S. Tax Cuts and Jobs Act (the “Tax Reform Act”) was signed into law by President Donald Trump. The Tax Reform Act significantly lowered the U.S. corporate income tax rate from 35% to 21% effective January 1, 2018, while also repealing the deduction for domestic production activities for tax years beginning after December 31, 2017, implementing a territorial tax system and imposing repatriation tax on deemed repatriated earnings of foreign subsidiaries. GAAP requires that the impact of tax legislation be recognized in the period in which the law was enacted. As a result of the Tax Reform Act, the Company recorded a tax benefit of $0.7 million due to re-measurement of its deferred tax liability, in the first quarter of fiscal 2018. The Company recorded an additional $0.1 million of tax benefits related to the Tax Reform Act in the fourth quarter of fiscal 2018.

The Company’s income tax provision is based on management’s estimate of the effective tax rate for the full year. The tax provision in any period will be affected by, among other things, permanent, as well as temporary differences in the deductibility of certain items, in addition to changes in tax legislation. As a result, the Company may experience significant fluctuations in the effective book tax rate (that is, its tax expense divided by pre-tax book income) from period to period. The Company’s effective tax rates for fiscal 2019 and 2018 reflect the impact of the reduced rates under the Tax Reform Act.

Comprehensive Income

For the years ended September 30, 2019 and 2018, other comprehensive income is equal to net income.

Reporting Segments and Geographic Areas

The Company has one reportable segment. For fiscal 2019 and 2018, total revenues of $81,329,000 and $98,614,000, and total long-term assets of $8,442,000 and $7,942,000, respectively, were attributed to the United States. Revenues are attributed to geographic areas based on the location of the assets producing the revenues.

Customers with 10% (or greater) of Net Revenues

No customer accounted for 10% or more of fiscal 2019 or 2018 net revenues.

Subsequent Events

Management has evaluated events occurring from September 30, 2019 through the date these financial statements were filed with the Securities and Exchange Commission for proper recording and disclosures herein.

NOTE 2 – INVENTORIES

Inventories are valued at the lower of cost or net realizable value. During the fourth quarter of fiscal 2019, the Company changed its method for accounting for cost of inventories from the LIFO method to the FIFO method. The Company believes the FIFO method will improve financial reporting by better reflecting the current value of inventory on the consolidated balance sheets, by more closely aligning the flow of physical inventory with the accounting for the inventory, and by providing better matching of revenues and expenses.

Net inventories consist of the following:

	September 30,
	2019	2018
		(as adjusted)
Raw materials	$14,158,000	$13,470,000
Work in process	1,397,000	1,247,000
Finished goods	9,811,000	7,157,000
Used equipment	—	16,000

Inventories, net	$25,366,000	$21,890,000

The fiscal 2018 consolidated financial statements have been retrospectively adjusted to apply the new method of FIFO cost accounting for inventories. The cumulative effect of this change on periods prior to those presented herein resulted in an increase in retained earnings of $2,708,000.

Slow-moving and obsolete inventory reserves were $4,700,000 and $4,543,000 (as adjusted) at September 30, 2019 and 2018, respectively.

As a result of the retrospective application of this change in accounting method, the following financial statement line items within the accompanying fiscal 2018 consolidated financial statements were adjusted, as follows:

	As Originally Reported under LIFO	Effect of Change	As Reported under FIFO
Consolidated Balance Sheets
ASSETS
Inventories, net	$18,214,000	$3,676,000	$21,890,000
Prepaid expenses	1,904,000	(556,000)	1,348,000
LIABILITIES & SHAREHOLDERS’ EQUITY
Deferred and other income taxes	2,358,000	282,000	2,640,000
Retained earnings	128,863,000	2,838,000	131,701,000
Consolidated Income Statements
Cost of goods sold	$71,993,000	$(175,000)	$71,818,000
Income before income tax expense	14,889,000	175,000	15,064,000
Income tax expense	2,325,000	45,000	2,370,000
Net income	$12,564,000	$130,000	$12,694,000
Basic earnings per common share	$0.87	$0.01	$0.88
Diluted earnings per common share	$0.85	$0.01	$0.86
Consolidated Statements of Cash Flows
Net income	$12,564,000	$130,000	$12,694,000
Deferred and other income taxes	757,000	(495,000)	262,000
Inventories	(1,527,000)	(175,000)	(1,702,000)
Prepaid expenses	(244,000)	556,000	312,000
Accrued expenses	(341,000)	(16,000)	(357,000)

There was no material impact to the previously reported unaudited interim fiscal 2018 quarterly condensed consolidated results of operations or statements of income as a result of the retrospective application of the change in inventory accounting principle.

NOTE 3 - COSTS AND ESTIMATED EARNINGS IN EXCESS OF BILLINGS

Costs and estimated earnings in excess of billings on uncompleted contracts as of September 30, 2019 and 2018 consisted of the following:

	September 30,
	2019	2018
Costs incurred on uncompleted contracts	$18,707,000	$17,437,000
Estimated earnings	9,063,000	7,335,000

	27,770,000	24,772,000
Billings to date	13,932,000	12,872,000

Costs and estimated earnings in excess of billings	$13,838,000	$11,900,000

NOTE 4 - PROPERTY AND EQUIPMENT

Property and equipment consist of the following as of September 30, 2019 and 2018:

	September 30,
	2019	2018
Land and improvements	$3,323,000	$3,323,000
Buildings and improvements	13,462,000	13,350,000
Equipment	14,809,000	12,966,000

	31,594,000	29,639,000
Less: Accumulated depreciation and amortization	(23,205,000)	(21,750,000)

Property and equipment, net	$8,389,000	$7,889,000

Property and equipment includes approximately $12,866,000 and $11,996,000 of fully depreciated assets, which remained in service during fiscal 2019 and 2018, respectively.

NOTE 5 - ACCRUED EXPENSES

Accrued expenses consist of the following as of September 30, 2019 and 2018:

	September 30,
	2019	2018
Payroll and related accruals	$1,759,000	$1,371,000
Warranty and related accruals	277,000	400,000
Professional fees	205,000	118,000
Income tax accruals	175,000	—
Other	244,000	196,000

Accrued expenses	$2,660,000	$2,085,000

NOTE 6 - INCOME TAXES

The fiscal 2018 comparative amounts have been adjusted to reflect the change in inventory accounting method, as described in Notes 1 and 2 to the Consolidated Financial Statements.

The provision for income tax expense consists of:

	Year Ended September 30,
	2019	2018
Current:
Federal	$2,297,000	$1,483,000
State	148,000	130,000

Total current	2,445,000	1,613,000

Deferred:
Federal	52,000	631,000
State	131,000	126,000

Total deferred	183,000	757,000

Income tax expense	$2,628,000	$2,370,000

A reconciliation of the federal statutory tax rate to the total tax provision is as follows:

	Year Ended September 30,
	2019	2018
Federal income taxes computed at the statutory rate	21.0%	24.3%
State income taxes, net of federal benefit	1.6%	1.4%
Change in current tax rate	—	(2.9%)
Change in deferred tax rate	—	(2.3%)
Research & development tax refunds & credits	(1.9%)	(1.8%)
Dividend received deduction	(0.6%)	(0.9%)
Domestic production activities deduction	—	(1.2%)
Incentive stock options	0.2%	(1.0%)
Other, net	0.2%	0.1%

Effective income tax rate	20.5%	15.7%

Deferred income tax assets and liabilities consist of the following:

	September 30,
	2019	2018
Deferred Tax Assets:
Accrued liabilities and reserves	$344,000	$218,000
Allowance for doubtful accounts	104,000	71,000
Inventory	98,000	212,000
R&D tax credits carryforwards	—	87,000
Stock-based compensation	82,000	104,000
Net operating losses carryforwards	7,000	57,000

Gross Deferred Income Tax Assets	635,000	749,000

Deferred and Other Tax Liabilities:
Domestic international sales corporation	(464,000)	(543,000)
Percentage of completion	(2,048,000)	(1,717,000)
Property and equipment	(1,080,000)	(904,000)
Unrealized gain on investments	(265,000)	(75,000)
Unrecognized tax benefits	(150,000)	(150,000)

Gross Deferred and Other Income Tax Liabilities	(4,007,000)	(3,389,000)

Net Deferred and Other Income Tax Assets (Liabilities)	$(3,372,000)	$(2,640,000)

Total income taxes paid in fiscal 2019 and 2018 were $1,150,000 and $2,775,000, respectively.

GAAP prescribes a comprehensive model for the financial recognition, measurement, classification, and disclosure of uncertain tax positions. GAAP contains a two-step approach to recognizing and measuring uncertain tax positions. The first step is to evaluate the tax position for recognition by determining if the weight of available evidence indicates that it is more likely than not that the position will be sustained on audit, based on the technical merits of the position. The second step is to measure the tax benefit as the largest amount that is more than 50% likely of being realized upon settlement.

Significant judgment is required in evaluating the Company’s uncertain tax position and determining the Company’s provision for taxes. Although the Company believes the reserves of unrecognized tax benefits (“UTB’s”) are reasonable, no assurance can be given that the final outcome of these matters will not be different from that which is reflected in the Company’s historical income tax provision and accruals. The Company adjusts these reserves in light of changing facts and circumstances. As of September 30, 2019 and 2018, the Company had UTB’s of $150,000. There were no additional accruals of UTB’s during fiscal years ended September 30, 2019 and 2018.

The Company recognizes interest and penalties accrued related to UTB’s as a component of income tax expense. There were no additional accruals of interest expense nor penalties during fiscal years ended September 30, 2019 and 2018. It is reasonably possible that the amount of the UTB’s with respect to certain unrecognized tax positions will increase or decrease during the next 12 months. The Company does not expect the change to have a material effect on its results of operations or its financial position. The only expected potential reason for change would be the normal expiration of the statute of limitations or the ultimate results stemming from any examinations by taxing authorities. If recognized, the entire amount of UTB’s would have an impact on the Company’s effective income tax rate.

The effective income tax rate for fiscal 2019 was 20.5% versus 15.7% in fiscal 2018.

In fiscal 2018, the Company generated $249,000 of federal research and development credits (“R&D Credits”), all of which were used. In fiscal 2019, the Company generated $241,000 of R&D Credits, all of which were used. There were no R&D Credits carryforwards as of September 30, 2019.

As of September 30, 2017, the Company had $155,000 in Florida state research and development tax credits (“Florida R&D Credits”) carryforwards. The Company received additional Florida R&D Credits of $25,000 in fiscal 2018 and used $93,000, leaving $87,000 of Florida R&D Credits carryforwards as of September 30, 2018, which are included in net deferred and other income tax liabilities of $(3,091,000) at September 30, 2018. The Company did not receive any additional Florida R&D Credits in fiscal 2019. The Company used the $87,000 of Florida R&D Credits carryforwards from fiscal 2018 in fiscal 2019. There were no Florida R&D Credits carryforwards at September 30, 2019.

The Company files U.S. federal income tax returns, as well as Florida and Iowa income tax returns. The Company’s U.S. federal income tax returns filed for tax years prior to fiscal year ended September 30, 2016 are generally no longer subject to examination by taxing authorities due to the expiration of the statute of limitations.

NOTE 7 - RETIREMENT BENEFITS

The Company has a voluntary 401(k) employee benefit plan, which covers all eligible, domestic employees. The Company makes discretionary matching contributions subject to a maximum level, in accordance with the terms of the plan. The Company charged approximately $282,000 and $322,000 to expense under the provisions of the plan during the fiscal years 2019 and 2018, respectively.

NOTE 8 - LONG-TERM DEBT

The Company had no long-term debt outstanding at September 30, 2019 or 2018. The Company does not currently require a credit facility.

As of September 30, 2019, total cash deposits with insurance companies covering collateral needs were $135,000.

NOTE 9 - COMMITMENTS AND CONTINGENCIES

Leases

The Company leases certain equipment under non-cancelable operating leases. Future minimum rental commitments under these leases at September 30, 2019 are immaterial. Total rental expense for the fiscal years ended September 30, 2019 and 2018 was $40,000 and $38,000, respectively.

Litigation

The Company is involved in legal proceedings arising out of the normal course of business, none of which we believe will have a material adverse effect on our business, financial condition or results of operations. Claims made in the ordinary course of business may be covered in whole or in part by insurance.

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

As of September 30, 2019, all outstanding common stock options had been fully vested. These options amounted to 197,492 at September 30, 2019. As long as the employee remains employed by the Company, these options are exercisable through October 1, 2021.

As of September 30, 2019, 45,000 outstanding Class B stock options were fully vested and are exercisable through October 1, 2021 as long as the employee remains employed by the Company. In addition, 30,000 outstanding Class B stock options were 75% vested and are exercisable through September 26, 2026 as long as the employee remains employed by the Company.

As of September 30, 2019, 482,000 shares of Company common stock and 100,000 shares of Class B stock are available for granting of Awards under the 2009 Plan.

The following table summarizes option activity under the 2009 Plan:

	Number of Shares	Average Exercise Price Per Share
Options outstanding at September 30, 2017	440,000	$5.739
Options exercised during fiscal 2018	(122,508)	$5.104

Options outstanding at September 30, 2018	317,492	$5.984
Options exercised during fiscal 2019	(45,000)	$5.126

Options outstanding at September 30, 2019	272,492	$6.126

No options were granted, forfeited or cancelled during the year ended September 30, 2019. The weighted average remaining contractual life on the options outstanding as of September 30, 2019 is 2.5 years under the 2009 Plan.

NOTE 12 - RELATED-PARTY TRANSACTIONS

Marcar Leasing Corporation (“Marcar”) was engaged in leasing vehicles and forklifts to the Company. Marcar is owned by a family member of the Company’s chairman. New leases between the Company and Marcar provided for equal monthly payments. On October 5, 2017, the Company agreed to purchase leased vehicles and forklifts under contract with Marcar for $320,000. There were no lease payments made to Marcar during fiscal 2018. The Company has no further obligation to Marcar.

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

As of the end of the period covered by this Report, the Company conducted an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Exchange Act Rules 13a-15(b). Based on this evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of September 30, 2019.

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

In order to ensure that the Company’s internal control over financial reporting is effective, management regularly assesses such controls and did so most recently as of September 30, 2019. This assessment was based on criteria for effective internal control over financial reporting described in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management believes the Company maintained effective internal control over financial reporting as of September 30, 2019. The effectiveness of our internal control over financial reporting as of September 30, 2019 has been audited by Moore Stephens Lovelace, P.A., an independent registered public accounting firm, as stated in their report that is included herein.

Changes in Internal Control over Financial Reporting

The Company’s management, including the Chief Executive Officer and Chief Financial Officer, has reviewed the Company’s internal control over financial reporting. There were no changes in the Company’s internal control over financial reporting during the year ended September 30, 2019 that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B	OTHER INFORMATION

None

PART III

ITEM 10	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this Item 10 is incorporated herein by reference to the Company’s Definitive Proxy Statement for the 2020 Annual Meeting of Stockholders.

ITEM 11	EXECUTIVE COMPENSATION

The information required by this Item 11 is incorporated herein by reference to the Company’s Definitive Proxy Statement for the 2020 Annual Meeting of Stockholders.

ITEM 12	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this Item 12 is incorporated herein by reference to the Company’s Definitive Proxy Statement for the 2020 Annual Meeting of Stockholders.

ITEM 13	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this Item 13 is incorporated herein by reference to the Company’s Definitive Proxy Statement for the 2020 Annual Meeting of Stockholders.

ITEM 14	PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this Item 14 is incorporated herein by reference to the Company’s Definitive Proxy Statement for the 2020 Annual Meeting of Stockholders.

PART IV

ITEM 15	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)

A listing of financial statements and financial statement schedules filed as part of this Report and which financial statements and schedules are incorporated into this report by reference, is set forth in the “Index to Financial Statements and Financial Statement Schedules” in Item 8 hereof.

(b)	Exhibit Index

EXHIBIT NUMBER	DESCRIPTION	FILED HEREWITH

3.1	Restated Certificate of Incorporation of Company, incorporated by reference to Exhibit 3.1 to Registration No. 33-627(P)

3.2	Amended and Restated By-Laws of Gencor Industries, Inc., incorporated by reference to Exhibit 3.2 to the Company’s Annual Report on Form 10-K for the year ended September 30, 2007

3.3	Certificate of Amendment, changing name of Mechtron International Corporation to Gencor Industries, Inc. and adding a “twelfth” article regarding director liability limitation, incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 1987(P)

4.1	Form of Common Stock certificate, incorporated by reference to Exhibit 4.1 to Registration No. 33-627(P)

10.1	The Company’s 2009 Incentive Compensation Plan, as incorporated by reference to the Company’s 2009 Proxy Statement filed with the Securities and Exchange Commission on Schedule 14A on January 28, 2009

10.2	Form of Agreement for Nonqualified Stock Options granted in 1986, incorporated by reference to the Annual Report on Form 10-K for the year ended December 31, 1986(P)

10.3	1997 Stock Option Plan incorporated by reference to Exhibit A to the Company’s Proxy Statement on 14A, filed March 3, 1997

10.4	First Amendment to the Stock Option Plan Agreement incorporated by reference to Exhibit 10.12 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2006

18.01	Preferability Letter on Change in Accounting Principle	X

21.1	Subsidiaries of the Registrant	X

23.1	Consent of Independent Registered Public Accountants	X

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a – 14(a) of the Securities Exchange Act of 1934, as amended	X

31.2	Certification of Chief Financial Officer Pursuant to Rule 13a – 14(a) of the Securities Exchange Act of 1934, as amended	X

32.1	Certifications of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U. S. C. Section 1350	X

EXHIBIT NUMBER	DESCRIPTION	FILED HEREWITH
101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation Linkbase

101.DEF	XBRL Taxonomy Extension Definition Linkbase

101.LAB	XBRL Taxonomy Extension Label Linkbase

101.PRE	XBRL Taxonomy Extension Presentation Linkbase

ITEM 16	FORM 10-K SUMMARY

None

SIGNATURES

Pursuant to the requirements of Sections 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: December 11, 2019	GENCOR INDUSTRIES, INC.
(Registrant)

/s/ John E. Elliott
John E. Elliott
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated. The signatures of Directors constitute a majority of Directors.

/s/ E.J. Elliott		/s/ John E. Elliott
E.J. Elliott	December 11, 2019	John E. Elliott	December 11, 2019
Chairman		Chief Executive Officer (Principal Executive Officer)

/s/ Marc G. Elliott		/s/ Eric E. Mellen
Marc G. Elliott	December 11, 2019	Eric E. Mellen	December 11, 2019
President		Chief Financial Officer (Principal Financial and Accounting Officer)

/s/ James P. Sharp		/s/ General John G. Coburn
James P. Sharp	December 11, 2019	General John G. Coburn	December 11, 2019
Director		Director

/s/ David A. Air
David A. Air	December 11, 2019
Director