Form 10-Q
period 2019-12-31
GENCOR INDUSTRIES INC
filed 2020-01-31
CIK 64472

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 2019

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD: From to

Commission File Number:  001-11703

GENCOR INDUSTRIES, INC.

Delaware	59-0933147
(State or other jurisdiction of incorporated or organization)	(IRS Employer Identification No.)

5201 North Orange Blossom Trail, Orlando, Florida 32810

(Address of principal executive offices) (Zip Code)

(407) 290-6000

(Registrant’s telephone number, including area code)

Securities registered or to be registered pursuant to Section 12(b) of the Act

Title of Each Class	Trading Symbol(s)	Name of Exchange on which registered
Common Stock ($.10 Par Value)	GENC	NASDAQ Global Market

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☑    No  ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☑    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer	☐	Accelerated Filer	☑

Non-Accelerated Filer	☐	Smaller Reporting Company	☑

		Emerging Growth Company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.    ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☑

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.    Yes  ☑    No  ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at January 30, 2020
Common stock, $.10 par value	12,277,337 shares
Class B stock, $.10 par value	2,308,857 shares

GENCOR INDUSTRIES, INC.

Introductory Note: Caution Concerning Forward-Looking Statements

This Quarterly Report on Form 10-Q (this “Quarterly Report”) and the Company’s other communications and statements may contain “forward-looking statements,” including statements about the Company’s beliefs, plans, objectives, goals, expectations, estimates, projections and intentions. These statements are subject to significant risks and uncertainties and are subject to change based on various factors, many of which are beyond the Company’s control. The words “may,” “could,” “should,” “would,” “believe,” “anticipate,” “estimate,” “expect,” “intend,” “plan,” “target,” “goal,” and similar expressions are intended to identify forward-looking statements. All forward-looking statements, by their nature, are subject to risks and uncertainties. The Company’s actual future results may differ materially from those set forth in its forward-looking statements. For information concerning these factors and related matters, see Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” in this Quarterly Report, and the following sections of the Company’s Annual Report on Form 10-K for the year ended September 30, 2019: (a) “Risk Factors” in Part I, and (b) “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II. However, other factors besides those referenced could adversely affect the Company’s results, and you should not consider any such list of factors to be a complete set of all potential risks or uncertainties. Any forward-looking statements made by the Company herein speak as of the date of this Quarterly Report. The Company does not undertake to update any forward-looking statement, except as required by law.

Unless the context otherwise indicates, all references in this Quarterly Report to the “Company,” “Gencor,” “we,” “us,” or “our,” or similar words are to Gencor Industries, Inc. and its subsidiaries.

Part I. Financial Information

GENCOR INDUSTRIES, INC.

Condensed Consolidated Balance Sheets

	December 31, 2019	September 30, 2019
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$14,343,000	$10,302,000
Marketable securities at fair value (cost $104,896,000 at December 31, 2019 and $104,176,000 at September 30, 2019)	107,232,000	105,322,000
Accounts receivable, less allowance for doubtful accounts of $476,000 at December 31, 2019 and $459,000 at September 30, 2019	1,662,000	1,603,000
Costs and estimated earnings in excess of billings	13,383,000	13,838,000
Inventories, net	25,691,000	25,366,000
Prepaid expenses & other current assets	1,454,000	499,000

Total Current Assets	163,765,000	156,930,000

Property and equipment, net	7,977,000	8,389,000
Other assets	53,000	53,000

Total Assets	$171,795,000	$165,372,000

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$2,714,000	$1,907,000
Customer deposits	4,921,000	1,918,000
Accrued expenses	4,423,000	2,660,000

Total Current Liabilities	12,058,000	6,485,000

Deferred and other income taxes	1,715,000	3,372,000

Total Liabilities	13,773,000	9,857,000

Commitments and contingencies
Shareholders’ equity:
Preferred stock, par value $.10 per share; authorized 300,000 shares; none issued	—	—
Common stock, par value $.10 per share; 15,000,000 shares authorized; 12,277,337 shares issued and outstanding at December 31, 2019 and September 30, 2019, respectively	1,228,000	1,228,000
Class B Stock, par value $.10 per share; 6,000,000 shares authorized; 2,308,857 shares issued and outstanding at December 31, 2019 and September 30, 2019, respectively	231,000	231,000
Capital in excess of par value	12,177,000	12,159,000
Retained earnings	144,386,000	141,897,000

Total Shareholders’ Equity	158,022,000	155,515,000

Total Liabilities and Shareholders’ Equity	$171,795,000	$165,372,000

See accompanying Notes to Condensed Consolidated Financial Statements

GENCOR INDUSTRIES, INC.

Condensed Consolidated Statements of Income

(Unaudited)

	For the Quarters Ended December 31,
	2019	2018
Net revenue	$18,030,000	$21,327,000

Costs and expenses:
Production costs	13,710,000	16,410,000
Product engineering and development	766,000	723,000
Selling, general and administrative	2,382,000	2,190,000

	16,858,000	19,323,000

Operating income	1,172,000	2,004,000

Other income (expense), net:
Interest and dividend income, net of fees	632,000	534,000
Realized and unrealized gains (losses) on marketable securities, net	1,317,000	(2,147,000)
Other	(10,000)	—

	1,939,000	(1,613,000)

Income before income tax expense	3,111,000	391,000
Income tax expense	622,000	78,000

Net income	$2,489,000	$313,000

Basic Income per Common Share:
Net income per share	$0.17	$0.02

Diluted Income per Common Share:
Net income per share	$0.17	$0.02

See accompanying Notes to Condensed Consolidated Financial Statements

GENCOR INDUSTRIES, INC.

Condensed Consolidated Statements of Shareholders’ Equity

(Unaudited)

For the Quarter Ended December 31, 2019

	Common Stock		Class B Stock		Capital in Excess of Par Value	Retained Earnings	Total Shareholders’ Equity
	Shares	Amount	Shares	Amount
September 30, 2019	12,277,337	$1,228,000	2,308,857	$231,000	$12,159,000	$141,897,000	$155,515,000
Net income	—	—	—	—	—	2,489,000	2,489,000
Stock-based compensation	—	—	—	—	18,000	—	18,000

December 31, 2019	12,277,337	$1,228,000	2,308,857	$231,000	$12,177,000	$144,386,000	$158,022,000

For the Quarter Ended December 31, 2018

	Common Stock		Class B Stock		Capital in Excess of Par Value	Retained Earnings*	Total Shareholders’ Equity*
	Shares	Amount	Shares	Amount
September 30, 2018	12,252,337	$1,225,000	2,288,857	$229,000	$11,862,000	$131,701,000	$145,017,000
Net income	—	—	—	—	—	313,000	313,000
Stock-based compensation	—	—	—	—	17,000	—	17,000

December 31, 2018	12,252,337	$1,225,000	2,288,857	$229,000	$11,879,000	$132,014,000	$145,347,000

See accompanying Notes to Condensed Consolidated Financial Statements

*

The balances as of September 30, 2018 and December 31, 2018, and the amounts for the quarter ended December 31, 2018, have been adjusted to reflect the change in inventory accounting method, as described in Note 3 to the Condensed Consolidated Financial Statements.

GENCOR INDUSTRIES, INC.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	For the Quarters Ended December 31,
	2019	2018
Cash flows from operating activities:
Net income	$2,489,000	$313,000
Adjustments to reconcile net income to cash provided by (used in) operating activities:
Purchases of marketable securities	(35,313,000)	(68,444,000)
Proceeds from sale and maturity of marketable securities	34,659,000	65,998,000
Change in fair value of marketable securities	(1,256,000)	2,059,000
Deferred income taxes	(1,657,000)	(485,000)
Depreciation and amortization	418,000	386,000
Provision for doubtful accounts	—	25,000
Stock-based compensation	18,000	17,000
Changes in assets and liabilities:
Accounts receivable	(59,000)	(532,000)
Costs and estimated earnings in excess of billings	455,000	(1,419,000)
Inventories	(325,000)	(2,015,000)
Prepaid expenses & other current assets	(955,000)	322,000
Accounts payable	807,000	1,755,000
Customer deposits	3,003,000	(1,166,000)
Accrued expenses	1,763,000	104,000

Total adjustments	1,558,000	(3,395,000)

Cash flows provided by (used in) operating activities	4,047,000	(3,082,000)

Cash flows from investing activities:
Capital expenditures	(6,000)	(661,000)

Cash flows used in investing activities	(6,000)	(661,000)

Net increase (decrease) in cash and cash equivalents	4,041,000	(3,743,000)
Cash and cash equivalents at:
Beginning of period	10,302,000	8,012,000

End of period	$14,343,000	$4,269,000

See accompanying Notes to Condensed Consolidated Financial Statements

GENCOR INDUSTRIES, INC.

Notes to Condensed Consolidated Financial Statements

For the Quarter Ended December 31, 2019

(Unaudited)

Note 1 – Basis of Presentation

The accompanying condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all material adjustments (consisting of normal, recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the quarter ended December 31, 2019 are not necessarily indicative of the results that may be expected for the year ending September 30, 2020.

The accompanying Condensed Consolidated Balance Sheet at September 30, 2019 has been derived from the audited financial statements at that date but does not include all of the information and notes required by generally accepted accounting principles for complete financial statements.

For further information, refer to the consolidated financial statements and notes thereto included in the Gencor Industries, Inc. Annual Report on Form 10-K for the year ended September 30, 2019.

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

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842) (“ASU 2016-02”). With adoption of this standard, lessees will have to recognize most leases as a right-of-use asset and a lease liability on their balance sheet. For income statement purposes, the FASB retained a dual model, requiring leases to be classified as either operating or finance. Classification will be based on criteria that are similar to those applied in current lease accounting. ASU 2016-02 must be applied on a modified retrospective basis and is effective for fiscal years beginning after December 15, 2018, and interim periods within those years, with early adoption permitted. The Company adopted ASU 2016-02 in the first quarter of fiscal 2020. The adoption of ASU 2016-02 did not have a significant impact on its consolidated financial statements.

In May 2017, the FASB issued ASU 2017-09, Compensation—Stock Compensation (Topic 718): Scope of Modification Accounting (“ASU 2017-09”). The new guidance clarifies when a change to the terms or conditions of a share based payment award must be accounted for as a modification. ASU 2017-09 is effective for annual periods, and interim periods within those annual periods, beginning after December 15, 2017, with early adoption permitted. The Company adopted ASU 2017-09 in the first quarter of fiscal 2019. The adoption of ASU 2017-09 did not have a significant impact on consolidated financial statements.

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

The following table sets forth, by level, within the fair value hierarchy, the Company’s assets measured at fair value as of December 31, 2019:

	Fair Value Measurements
	Level 1	Level 2	Level 3	Total
Equities	$14,070,000	$—	$—	$14,070,000
Mutual Funds	4,052,000	—	—	4,052,000
Exchange-Traded Funds	5,298,000	—	—	5,298,000
Corporate Bonds	—	42,474,000	—	42,474,000
Government Securities	40,005,000	—	—	40,005,000
Cash and Money Funds	1,333,000	—	—	1,333,000

Total	$64,758,000	$42,474,000	$—	$107,232,000

Net unrealized gains recognized during the quarter ended December 31, 2019 on trading securities still held as of December 31, 2019 were $1,190,000. There were no transfers of investments between Level 1 and Level 2 during the quarter ended December 31, 2019.

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

Net unrealized losses recognized during the quarter ended December 31, 2018 on trading securities still held as of December 31, 2018 were $(2,425,000). There were no transfers of investments between Level 1 and Level 2 during the quarter ended December 31, 2018. In the quarter ended December 31, 2018, the Company invested an additional $2.0 million of its operating cash in marketable securities.

The carrying amounts of cash and cash equivalents, accounts receivable and accounts payable approximate fair value because of the short-term nature of these items.

Note 3 – Inventories

Inventories are valued at the lower of cost or net realizable value. Net realizable value is defined as the estimated selling price of goods less reasonable costs of completion and delivery. During the fourth quarter of fiscal 2019, the Company changed its method for accounting for cost of inventories from the last-in, first-out (“LIFO”) method to the first-in, first-out (“FIFO”) method. As required by accounting principles generally accepted in the United States of America (“GAAP”), the Company reflected this change in accounting principle on a retrospective basis, resulting in changes to the historical periods presented. The Company believes the FIFO method improves financial reporting by better reflecting the current value of inventory on the consolidated balance sheets, by more closely aligning the flow of physical inventory with the accounting for the inventory, and by providing better matching of revenues and expenses.

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

Net inventories at December 31, 2019 and September 30, 2019 consist of the following:

	December 31, 2019	September 30, 2019
Raw materials	$14,389,000	$14,158,000
Work in process	1,877,000	1,397,000
Finished goods	9,425,000	9,811,000

	$25,691,000	$25,366,000

Slow-moving and obsolete inventory reserves were $4,467,000 and $4,700,000 at December 30, 2019 and September 30, 2019, respectively.

Note 4 – Costs and Estimated Earnings in Excess of Billings

Costs and estimated earnings in excess of billings on uncompleted contracts as of December 31, 2019 and September 30, 2019 consist of the following:

	December 31, 2019	September 30, 2019
Costs incurred on uncompleted contracts	$22,503,000	$18,707,000
Estimated earnings	9,776,000	9,063,000

	32,279,000	27,770,000
Billings to date	18,896,000	13,932,000

Costs and estimated earnings in excess of billings	$13,383,000	$13,838,000

Note 5 – Earnings per Share Data

The following table sets forth the computation of basic and diluted earnings per share for the quarters ended December 31, 2019 and 2018:

	December 31, 2019	December 31, 2018
Net income	$2,489,000	$313,000

Common Shares:
Weighted-average common shares outstanding	14,586,000	14,541,000
Effect of dilutive stock options	134,000	158,000

Weighted-average diluted shares outstanding	14,720,000	14,699,000

Basic:
Net income per share	$0.17	$0.02

Diluted:
Net income per share	$0.17	$0.02

Basic earnings per share is based on the weighted-average number of shares outstanding. Diluted earnings per share is based on the sum of the weighted-average number of shares outstanding plus common stock equivalents.

Weighted-average shares issuable upon the exercise of stock options included in the diluted earnings per share calculation for the quarter ended December 31, 2019 were 272,000, which equates to 134,000 dilutive common stock equivalents. Weighted-average shares issuable upon the exercise of stock options included in the diluted earnings per share calculation for the quarter ended December 31, 2018 were 317,000, which equated to 158,000 dilutive common stock equivalents. Weighted-average shares issuable upon the exercise of stock options, which were not included in the diluted earnings per share calculations because they were anti-dilutive, were zero for the quarters ended December 31, 2019 and 2018.

Note 6 – Customers with 10% (or greater) of Net Revenues

Two customers accounted for 13.4% and 13.2% of net revenues, respectively, for the quarter ended December 31, 2019. Net revenues for each of these two customers were less than 1% during the prior year comparative periods.

Four other customers accounted for 24.7%, 22.9%, 14.8% and 13.7% of net revenues, respectively, for the quarter ended December 31, 2018.

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

On the condensed consolidated balance sheet as of December 31, 2019, deferred income taxes decreased $1.7 million and accrued expenses increased $1.8 million as compared to September 30, 2019. This change reflects the reclassification of taxes payable from a long-term liability to a current liability on the filing of the Company’s Form 3115 with the Internal Revenue Service to reflect the revenue recognition method change to the percentage of completion method for tax purposes pursuant to Internal Revenue Code Sections 460 and 451(b).

The Company’s income tax provision is based on management’s estimate of the effective tax rate for the full year. The tax provision in any period will be affected by, among other things, permanent, as well as temporary differences in the deductibility of certain items, in addition to changes in tax legislation. As a result, the Company may experience significant fluctuations in the effective book tax rate (that is, its tax expense divided by pre-tax book income) from period to period. The Company’s effective tax rates for the first quarters of fiscal 2020 and 2019 reflect the impact of the reduced rates under the Tax Reform Act.

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

The following table disaggregates the Company’s net revenue by major source for the quarters ended December 31, 2019 and 2018:

	December 31, 2019	December 31, 2018
Equipment sales recognized over time	$12,090,000	$16,353,000
Equipment sales recognized at a point in time	1,907,000	1,514,000
Parts and component sales	3,146,000	3,051,000
Freight revenue	903,000	402,000
Other	(16,000)	7,000

Net revenue	$18,030,000	$21,327,000

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

Contract assets (excluding accounts receivable) under contracts with customers represent revenue recognized in excess of amounts billed on equipment sales recognized over time. These contract assets were $13,383,000 at December 31, 2019 and $13,838,000 at September 30, 2019 and are included in current assets as costs and estimated earnings in excess of billings on the Company’s condensed consolidated balance sheets at December 31, 2019 and September 30, 2019, respectively. The Company anticipates that all these contract assets at December 31, 2019, will be billed and collected within one year.

Revenues from all other contracts for the design and manufacture of equipment, for service and for parts sales, net of any discounts and return allowances, are recorded at a point in time when control of the goods or services has been transferred. Control of the goods or service typically transfers at time of shipment or upon completion of the service.

Payment for equipment under contract with customers is typically due prior to shipment. Payment for services under contract with customers is due as certain milestones are completed. Accounts receivable related to contracts with customers for equipment sales were $325,000 at December 31, 2019 and $301,000 at September 30, 2019.

Product warranty costs are estimated using historical experience and known issues and are charged to production costs as revenue is recognized. Provisions for estimated returns and allowances and other adjustments are provided for in the same period the related sales are recorded. Returns and allowances, which reduce product revenue, are estimated using historical experience.

Under certain contracts with customers, recognition of a portion of the consideration received may be deferred and recorded as a contract liability if the Company has to satisfy a future obligation, such as to provide installation assistance. There were no contract liabilities other than customer deposits at December 31, 2019 and September 30, 2019. Customer deposits related to contracts with customers were $4,921,000 at December 31, 2019 and $1,918,000 at September 30, 2019, and are included in current liabilities on the Company’s condensed consolidated balance sheets at December 31, 2019 and September 30, 2019, respectively.

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

Results of Operations

Quarter Ended December 31, 2019 versus December 31, 2018

Net revenues for the quarters ended December 31, 2019 and December 31, 2018 were $18,030,000 and $21,327,000, respectively, a decrease of $3,297,000. The decline in revenues reflects a slowdown in equipment orders from the significant growth in business over the past couple of years. Revenue from parts and component sales increased 3.1% over the comparative quarter in the prior year.

As a percent of sales, gross profit margins were 24.0% in the quarter ended December 31, 2019, compared to 23.1% in the quarter ended December 31, 2018. Gross profit margins increased slightly as a result of the increased percentage of total revenues of higher margin parts and component sales compared to the prior year.

Product engineering and development expenses increased slightly to $766,000 for the quarter ended December 31, 2019 as compared to $723,000 for the quarter ended December 31, 2018, due to increased headcount. Selling, general and administrative (“SG&A”) expenses increased by $192,000 to $2,382,000 for the quarter ended December 31, 2019, compared to the quarter ended December 31, 2018. Increased travel expenses and professional fees resulted in the increase in SG&A expenses during the first quarter of fiscal 2020.

Operating income decreased to $1,172,000 for the quarter ended December 31, 2019, from $2,004,000 for the quarter ended December 31, 2018, due to lower revenues and increased SG&A expenses.

For the quarter ended December 31, 2019, interest and dividend income, net of fees, from the investment portfolio was $632,000 as compared to $534,000 in the quarter ended December 31, 2018. The net realized and unrealized gains on marketable securities were $1,317,000 for the quarter ended December 31, 2019 versus net losses of $(2,147,000) for the quarter ended December 31, 2018, due to a strong domestic stock market from October 2019 through December 2019.

The effective income tax rate for the quarter ended December 31, 2019 was 20.0%, compared to 19.9% for the quarter ended December 31, 2018.

Net income for the quarter ended December 31, 2019 was $2,489,000 or $0.17 basic and diluted earnings per share versus net income of $313,000 or $0.02 basic and diluted earnings per share for the quarter ended December 31, 2018.

Liquidity and Capital Resources

The Company generates capital resources through operations and returns on its investments.

The Company had no long-term debt outstanding at December 31, 2019 or September 30, 2019. The Company does not currently require a credit facility. As of December 31, 2019, the Company had funded $135,000 in cash deposits at insurance companies to cover collateral needs.

As of December 31, 2019, the Company had $14,343,000 in cash and cash equivalents, and $107,232,000 in marketable securities, including $40,005,000 in government securities, $42,474,000 in corporate bonds, $14,070,000 in equities, $4,052,000 in mutual funds, $5,298,000 in exchange-traded funds and $1,333,000 in cash and money funds. The marketable securities are invested through professional investment management firms. These securities may be liquidated at any time into cash and cash equivalents.

The Company’s backlog was $30.9 million at December 31, 2019, compared to $34.8 million at December 31, 2018. The Company’s working capital (defined as current assets less current liabilities) was equal to $151.7 million at December 31, 2019 and $150.4 million at September 30, 2019. The significant purchases, sales and maturities of marketable securities shown on the condensed consolidated statements of cash flows reflect primarily the recurring purchase and sale of United States treasury bills. Cash provided by operations during the quarter ended December 31, 2019 was $4,047,000. Deferred income taxes decreased $1.7 million and accrued expenses increased $1.8 million reflecting the reclassification of taxes payable from a long-term liability to a current liability on the filing of the Company’s Form 3115 with the Internal Revenue Service to reflect the revenue recognition method change to the percentage of completion method for tax purposes pursuant to Internal Revenue Code Sections 460 and 451(b). Prepaid expenses increased $955,000 primarily related to payments on insurance policies which benefit the whole year and expenses related to the CONEXPO-CON/AGG trade show in March 2020. Customer deposits increased $3.0 million reflecting increased down payments against equipment bookings during the quarter.

Seasonality

The Company is concentrated in the manufacturing of asphalt plants and related components, which is typically subject to a seasonal slow-down during the third and fourth quarters of the calendar year.

Forward-Looking Information

This Quarterly Report contains certain “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), which represent the Company’s expectations and beliefs, including, but not limited to, statements concerning gross margins, sales of the Company’s products and future financing plans. These statements, by their nature, involve substantial risks and uncertainties, certain of which are beyond the Company’s control. Actual results may differ materially depending on a variety of important factors, including the financial condition of the Company’s customers, changes in the economic and competitive environments and demand for the Company’s products.

For information concerning these factors and related matters, see the following sections of the Company’s Annual Report on Form 10-K for the year ended September 30, 2019: (a) “Risk Factors” in Part I and (b) “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II. However, other factors besides those referenced could adversely affect the Company’s results, and you should not consider any such list of factors to be a complete set of all potential risks or uncertainties. Any forward-looking statements made by the Company herein speak as of the date of this Report. The Company does not undertake to update any forward-looking statements, except as required by law.

Critical Accounting Policies, Estimates and Assumptions

The Company believes the following discussion addresses its most critical accounting policies, which are those that are most important to the portrayal of the financial condition and results of operations and require management’s most difficult, subjective, or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain. Accounting policies, in addition to the critical accounting policies referenced below, are presented in Note 1 to the Company’s Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended September 30, 2019, under the heading “Accounting Pronouncements and Policies.”

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

Revenues & Expenses

As discussed in Note 1 to the Company’s Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended September 30, 2019, under the heading “Accounting Pronouncements and Policies”, the Company adopted the provisions of ASU No. 2014-09 and its related amendments effective for the quarter ended December 31, 2018 using the modified retrospective method. The adoption of this standard did not have a material impact on the timing or amounts of revenues recognized by the Company, and, as such, no cumulative effect adjustment was recorded with the adoption of the standard.

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

Contract assets (excluding accounts receivable) under contracts with customers represent revenue recognized in excess of amounts billed on equipment sales recognized over time. These contract assets were $13,383,000 at December 31, 2019 and $13,838,000 at September 30, 2019 and are included in current assets as costs and estimated earnings in excess of billings on the Company’s condensed consolidated balance sheets at December 31, 2019 and September 30, 2019, respectively. The Company anticipates that all these contract assets at December 31, 2019, will be billed and collected within one year.

Revenues from all other contracts for the design and manufacture of equipment, for service and for parts sales, net of any discounts and return allowances, are recorded at a point in time when control of the goods or services has been transferred. Control of the goods or service typically transfers at time of shipment or upon completion of the service.

Payment for equipment under contract with customers is typically due prior to shipment. Payment for services under contract with customers is due as certain milestones are completed. Accounts receivable related to contracts with customers for equipment sales were $325,000 at December 31, 2019 and $301,000 at September 30, 2019.

Product warranty costs are estimated using historical experience and known issues and are charged to production costs as revenue is recognized.

Under certain contracts with customers, recognition of a portion of the consideration received may be deferred and recorded as a contract liability if the Company has to satisfy a future obligation, such as to provide installation assistance. There were no contract liabilities other than customer deposits at December 31, 2019 and September 30, 2019. Customer deposits related to contracts with customers were $4,921,000 at December 31, 2019 and $1,918,000 at September 30, 2019, and are included in current liabilities on the Company’s condensed consolidated balance sheets at December 31, 2019 and September 30, 2019, respectively.

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

Inventories

Inventories are valued at the lower of cost or net realizable value. Net realizable value is defined as the estimated selling price of goods less reasonable costs of completion and delivery. During the fourth quarter of fiscal 2019, the Company changed its method for accounting for cost of inventories from the LIFO method to the FIFO method. The Company believes the FIFO method improves financial reporting by better reflecting the current value of inventory on the consolidated balance sheets, by more closely aligning the flow of physical inventory with the accounting for the inventory, and by providing better matching of revenues and expenses. The change in accounting method will also require the Company to make a conforming change for U.S. income tax purposes.

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

Evaluation of Disclosure Controls and Procedures

The Company’s Chief Executive Officer and Chief Financial Officer evaluated the effectiveness of the design and operation of the Company’s “disclosure controls and procedures” (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this Quarterly Report. Based upon that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that, as of the end of the period covered by this Quarterly Report, the Company’s disclosure controls and procedures are effective.

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

Changes in Internal Control over Financial Reporting

The Company’s management, including the Chief Executive Officer and Chief Financial Officer, has reviewed the Company’s internal control over financial reporting. There were no changes in the Company’s internal control over financial reporting during the quarter ended December 31, 2019 that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Part II. Other Information

ITEM 1.	LEGAL PROCEEDINGS

From time to time the Company is engaged in legal proceedings in the ordinary course of business. We do not believe any current legal proceedings are material to our business.

ITEM 1A.	RISK FACTORS

There have been no material changes in our risk factors from those set forth in Part I, Item 1A, “Risk Factors” contained in our Annual Report on Form 10K for the period ended September 30, 2019, as filed with the SEC on December 11, 2019.

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

January 31, 2020

/s/ Eric E. Mellen
Eric E. Mellen Chief Financial Officer (Principal Financial and Accounting Officer)

January 31, 2020