Form 10-Q
period 2020-03-31
GENCOR INDUSTRIES INC
filed 2020-05-04
CIK 64472

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2020

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☑

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at May 1, 2020
Common stock, $.10 par value	12,277,337 shares
Class B stock, $.10 par value	2,308,857 shares

GENCOR INDUSTRIES, INC.

Caution Concerning Forward-Looking Statements

This Quarterly Report on Form 10-Q (this “Quarterly Report”) and the Company’s other communications and statements may contain certain “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), including statements about the Company’s beliefs, plans, objectives, goals, expectations, estimates, projections and intentions. These statements are subject to significant risks and uncertainties and are subject to change based on various factors, many of which are beyond the Company’s control. Actual results may differ materially depending on a variety of important factors, including the financial condition of the Company’s customers, changes in the economic and competitive environments, demand for the Company’s products, the duration and scope of the coronavirus (“COVID-19”) pandemic, actions governments, and businesses take in response to the COVID-19 pandemic, including mandatory business closures; the impact of the pandemic and actions taken on regional economies; the pace of recovery when the COVID-19 pandemic subsides. The words “may,” “could,” “should,” “would,” “believe,” “anticipate,” “estimate,” “expect,” “intend,” “plan,” “target,” “goal,” and similar expressions are intended to identify forward-looking statements.

For information concerning these factors and related matters, see Part I, Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and Part II, Item 1A, “Risk Factors” in this Quarterly Report, and the following sections of the Company’s Annual Report on Form 10-K for the year ended September 30, 2019: (a) Part I, Item 1A, “Risk Factors” and (b) Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations”. However, other factors besides those referenced could adversely affect the Company’s results, and you should not consider any such list of factors to be a complete set of all potential risks or uncertainties. Any forward-looking statements made by the Company herein speak as of the date of this Quarterly Report. The Company does not undertake to update any forward-looking statements, except as required by law.

Unless the context otherwise indicates, all references in this Quarterly Report to the “Company,” “Gencor,” “we,” “us,” or “our,” or similar words are to Gencor Industries, Inc. and its subsidiaries.

Part I. Financial Information

GENCOR INDUSTRIES, INC.

Condensed Consolidated Balance Sheets

	March 31, 2020	September 30, 2019
ASSETS	(Unaudited)
Current Assets:
Cash and cash equivalents	$18,738,000	$10,302,000
Marketable securities at fair value (cost $105,967,000 at March 31, 2020 and $104,176,000 at September 30, 2019)	102,275,000	105,322,000
Accounts receivable, less allowance for doubtful accounts of $474,000 at March 31, 2020 and $459,000 at September 30, 2019	2,366,000	1,603,000
Costs and estimated earnings in excess of billings	8,792,000	13,838,000
Inventories, net	27,063,000	25,366,000
Prepaid expenses and other current assets	2,144,000	499,000

Total Current Assets	161,378,000	156,930,000

Property and equipment, net	8,276,000	8,389,000
Other assets	53,000	53,000

Total Assets	$169,707,000	$165,372,000

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$4,380,000	$1,907,000
Customer deposits	4,713,000	1,918,000
Accrued expenses	2,721,000	2,660,000

Total Current Liabilities	11,814,000	6,485,000

Deferred and other income taxes	509,000	3,372,000

Total Liabilities	12,323,000	9,857,000

Commitments and contingencies
Shareholders’ Equity:
Preferred stock, par value $.10 per share; 300,000 shares authorized; none issued	—	—
Common stock, par value $.10 per share; 15,000,000 shares authorized; 12,277,337 shares issued and outstanding at March 31, 2020 and September 30, 2019	1,228,000	1,228,000
Class B Stock, par value $.10 per share; 6,000,000 shares authorized; 2,308,857 shares issued and outstanding at March 31, 2020 and September 30, 2019	231,000	231,000
Capital in excess of par value	12,194,000	12,159,000
Retained earnings	143,731,000	141,897,000

Total Shareholders’ Equity	157,384,000	155,515,000

Total Liabilities and Shareholders’ Equity	$169,707,000	$165,372,000

See accompanying Notes to Condensed Consolidated Financial Statements

GENCOR INDUSTRIES, INC.

Condensed Consolidated Statements of Operations

(Unaudited)

	For the Quarters Ended March 31,		For the Six Months Ended March 31,
	2020	2019	2020	2019
Net revenue	$25,993,000	$26,670,000	$44,023,000	$47,997,000
Costs and expenses:
Production costs	18,655,000	16,759,000	32,365,000	33,169,000
Product engineering and development	689,000	823,000	1,455,000	1,546,000
Selling, general and administrative	2,561,000	2,474,000	4,943,000	4,664,000

	21,905,000	20,056,000	38,763,000	39,379,000

Operating income	4,088,000	6,614,000	5,260,000	8,618,000
Other income (expense), net:
Interest and dividend income, net of fees	763,000	507,000	1,395,000	1,041,000
Net realized and unrealized gains (losses) on marketable securities	(5,670,000)	2,204,000	(4,353,000)	57,000
Other	—	—	(10,000)	—

	(4,907,000)	2,711,000	(2,968,000)	1,098,000

Income (loss) before income tax expense (benefit)	(819,000)	9,325,000	2,292,000	9,716,000
Income tax expense (benefit)	(164,000)	1,865,000	458,000	1,943,000

Net income (loss)	$(655,000)	$7,460,000	$1,834,000	$7,773,000

Basic Income (Loss) per Common Share:
Net income (loss) per share	$(0.04)	$0.51	$0.13	$0.53

Diluted Income (Loss) per Common Share:
Net income (loss) per share	$(0.04)	$0.51	$0.12	$0.53

See accompanying Notes to Condensed Consolidated Financial Statements

GENCOR INDUSTRIES, INC.

Condensed Consolidated Statements of Shareholders’ Equity

(Unaudited)

For the Six Months Ended March 31, 2020

	Common Stock		Class B Stock		Capital in Excess of	Retained	Total Shareholders’
	Shares	Amount	Shares	Amount	Par Value	Earnings	Equity
September 30, 2019	12,277,337	$1,228,000	2,308,857	$231,000	$12,159,000	$141,897,000	$155,515,000
Net income	—	—	—	—	—	2,489,000	2,489,000
Stock-based compensation	—	—	—	—	18,000	—	18,000

December 31, 2019	12,277,337	$1,228,000	2,308,857	$231,000	$12,177,000	$144,386,000	$158,022,000
Net loss	—	—	—	—	—	(655,000)	(655,000)
Stock-based compensation	—	—	—	—	17,000	—	17,000

March 31, 2020	12,277,337	$1,228,000	2,308,857	$231,000	$12,194,000	$143,731,000	$157,384,000

For the Six Months Ended March 31, 2019

	Common Stock		Class B Stock		Capital in Excess of	Retained	Total Shareholders’
	Shares	Amount	Shares	Amount	Par Value	Earnings *	Equity *
September 30, 2018	12,252,337	$1,225,000	2,288,857	$229,000	$11,862,000	$131,701,000	$145,017,000
Net income	—	—	—	—	—	313,000	313,000
Stock-based compensation	—	—	—	—	17,000	—	17,000

December 31, 2018	12,252,337	1,225,000	2,288,857	229,000	11,879,000	132,014,000	145,347,000
Net income	—	—	—	—	—	7,460,000	7,460,000
Stock-based compensation	—	—	—	—	18,000	—	18,000

March 31, 2019	12,252,337	$1,225,000	2,288,857	$229,000	$11,897,000	$139,474,000	$152,825,000

See accompanying Notes to Condensed Consolidated Financial Statements

*

The balances as of September 30, 2018, December 31, 2018 and March 31, 2019, and the amounts for the quarter and six months ended March 31, 2019, have been adjusted to reflect the change in inventory accounting method, as described in Note 3 to the Condensed Consolidated Financial Statements.

GENCOR INDUSTRIES, INC.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	For the Six Months Ended March 31,
	2020	2019
Cash flows from operations:
Net income	$1,834,000	$7,773,000
Adjustments to reconcile net income to cash provided by operating activities:
Purchases of marketable securities	(73,393,000)	(112,663,000)
Proceeds from sale and maturity of marketable securities	72,181,000	113,767,000
Change in fair value of marketable securities	4,259,000	(202,000)
Deferred income taxes	(2,863,000)	(156,000)
Depreciation and amortization	831,000	783,000
Provision for doubtful accounts	25,000	50,000
Stock-based compensation	35,000	35,000
Changes in assets and liabilities:
Accounts receivable	(788,000)	(1,469,000)
Costs and estimated earnings in excess of billings	5,046,000	(2,113,000)
Inventories	(1,697,000)	(1,925,000)
Prepaid expenses and other current assets	(1,645,000)	978,000
Accounts payable	2,473,000	317,000
Customer deposits	2,795,000	(543,000)
Accrued expenses	61,000	202,000

Total adjustments	7,320,000	(2,939,000)

Cash flows provided by operating activities	9,154,000	4,834,000

Cash flows used in investing activities:
Capital expenditures	(718,000)	(1,260,000)

Cash flows used in investing activities	(718,000)	(1,260,000)

Net increase in cash	8,436,000	3,574,000
Cash and cash equivalents at:
Beginning of period	10,302,000	8,012,000

End of period	$18,738,000	$11,586,000

See accompanying Notes to Condensed Consolidated Financial Statements

GENCOR INDUSTRIES, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Note 1—Basis of Presentation

The accompanying condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all material adjustments (consisting of normal, recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the quarter and six months ended March 31, 2020 are not necessarily indicative of the results that may be expected for the year ending September 30, 2020.

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

Recent Accounting Pronouncements

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

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842) (“ASU 2016-02”). With adoption of this standard, lessees will have to recognize most leases as a right-of-use asset and a lease liability on their balance sheet. For income statement purposes, the FASB retained a dual model, requiring leases to be classified as either operating or finance. Classification is based on criteria that are similar to those applied in prior lease accounting. ASU 2016-02 must be applied on a modified retrospective basis and is effective for fiscal years beginning after December 15, 2018, and interim periods within those years, with early adoption permitted. The Company adopted ASU 2016-02 in the first quarter of fiscal 2020. The adoption of ASU 2016-02 did not have a significant impact on its consolidated financial statements.

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

COVID-19 Pandemic

The Company continues to monitor and evaluate the risks to public health and the slowdown in overall business activity related to the COVID-19 pandemic, including potential impacts on our employees, customers, suppliers and financial results. To date, there have been no material impacts to the Company’s operations as a result of COVID-19. As the situation remains fluid, it is difficult to predict the duration and scope of the pandemic and its impact on the Company’s business. However, it may result in a material adverse impact to the Company’s financial position, operations and cash flows if conditions persist or worsen.

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

The following table sets forth by level, within the fair value hierarchy, the Company’s assets measured at fair value as of March 31, 2020:

	Fair Value Measurements
	Level 1	Level 2	Level 3	Total
Equities	$12,458,000	$—	$—	$12,458,000
Mutual Funds	2,290,000	—	—	2,290,000
Exchange-Traded Funds	4,005,000	—	—	4,005,000
Corporate Bonds	—	39,721,000	—	39,721,000
Government Securities	40,315,000	—	—	40,315,000
Cash and Money Funds	3,486,000	—	—	3,486,000

Total	$62,554,000	$39,721,000	$—	$102,275,000

Net unrealized gains and (losses) included in the Condensed Consolidated Statements of Income for the quarter and six months ended March 31, 2020, were $(6,029,000) and $(4,839,000), respectively. There were no transfers of investments between Level 1 and Level 2 during the six months ended March 31, 2020.

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

Net unrealized gains and (losses) included in the condensed consolidated statements of income for the quarter and six months ended March 31, 2019, were $1,645,000 and $(780,000), respectively. There were no transfers of investments between Level 1 and Level 2 during the six months ended March 31, 2019.

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

The fiscal 2018 consolidated financial statements were retrospectively adjusted to apply the new method of FIFO cost accounting for inventories. The cumulative effect of this change on periods prior to those presented herein resulted in an increase in retained earnings of $2,708,000. There was no material impact to the previously reported unaudited interim fiscal 2018 quarterly condensed consolidated results of operations or statements of income as a result of the retrospective application of the change in inventory accounting principle.

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

Net inventories at March 31, 2020 and September 30, 2019 consist of the following:

	March 31, 2020	September 30, 2019
Raw materials	$15,155,000	$14,158,000
Work in process	3,092,000	1,397,000
Finished goods	8,776,000	9,811,000
Used equipment	40,000	—

	$27,063,000	$25,366,000

Slow-moving and obsolete inventory reserves were $4,518,000 and $4,700,000 at March 31, 2020 and September 30, 2019, respectively.

Note 4—Costs and Estimated Earnings in Excess of Billings

Costs and estimated earnings in excess of billings on uncompleted contracts as of March 31, 2020 and September 30, 2019 consist of the following:

	March 31, 2020	September 30, 2019
Costs incurred on uncompleted contracts	$17,950,000	$18,707,000
Estimated earnings	7,489,000	9,063,000

	25,439,000	27,770,000
Billings to date	16,647,000	13,932,000

Costs and estimated earnings in excess of billings	$8,792,000	$13,838,000

Note 5—Earnings per Share Data

The Condensed Consolidated Financial Statements include basic and diluted earnings per share information. The following table sets forth the computation of basic and diluted earnings per share for the quarters and six months ended March 31, 2020 and 2019:

	Quarter Ended March 31,		Six Months Ended March 31,
	2020	2019	2020	2019
Net Income (Loss)	$(655,000)	$7,460,000	$1,834,000	$7,773,000

Common Shares:
Weighted average common shares outstanding	14,586,000	14,541,000	14,586,000	14,541,000
Effect of dilutive stock options	—	167,000	128,000	164,000

Diluted shares outstanding	14,586,000	14,708,000	14,714,000	14,705,000

Basic:
Net earnings (loss) per share	$(0.04)	$0.51	$0.13	$0.53

Diluted:
Net earnings (loss) per share	$(0.04)	$0.51	$0.12	$0.53

Basic earnings per share is based on the weighted-average number of shares outstanding. Diluted earnings per share is based on the sum of the weighted-average number of shares outstanding plus common stock equivalents.

For the quarter ended March 31, 2020, there were no common stock equivalents included in the diluted earnings per share calculation. The weighted-average shares issuable upon the exercise of stock options included in the diluted earnings per share calculation for the six months ended March 31, 2020 were 260,000, which equates to 128,000 dilutive common stock equivalents. There were 30,000 weighted-average shares issuable upon the exercise of stock options, which were not included in the diluted earnings per share calculation for the six months ended March 31, 2020 because they were anti-dilutive. The weighted-average shares issuable upon the exercise of stock options included in the diluted earnings per share calculation for the quarter and six months ended March 31, 2019 were 317,000 and 317,000, respectively, which equates to 167,000 and 164,000 dilutive common stock equivalents, respectively. There were no anti-dilutive shares for the quarter and six months ended March 31, 2019.

Note 6—Customers with 10% (or greater) of Net Revenues

During the quarter ended March 31, 2020, three customers accounted for 12.3%, 11.2% and 10.7% of net revenues. During the six months ended March 31, 2020, one of these three customers accounted for 10.4% of net revenues.

Two different customers accounted for 14.2% and 11.2% of net revenues for the quarter ended March 31, 2019. One of these two customers plus two other customers accounted for 13.9%, 13.9% and 11.8% of net revenues for the six months ended March 31, 2019.

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

On the condensed consolidated balance sheet as of March 31, 2020, deferred income taxes decreased $2.9 million as compared to September 30, 2019, reflecting payment of taxes due of $1.9 million on the filing of the Company’s Form 3115 with the Internal Revenue Service to reflect the revenue recognition method change to the percentage of completion method for tax purposes pursuant to Internal Revenue Code Sections 460 and 451(b).

The Company’s income tax provision is based on management’s estimate of the effective tax rate for the full year. The tax provision in any period will be affected by, among other things, permanent, as well as temporary differences in the deductibility of certain items, in addition to changes in tax legislation. As a result, the Company may experience significant fluctuations in the effective book tax rate (that is, its tax expense divided by pre-tax book income) from period to period. The Company’s effective tax rates for the first six months of fiscal 2020 and 2019 reflect the impact of the reduced rates under the Tax Reform Act.

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

The following table disaggregates the Company’s net revenue by major source for the quarter and six months ended March 31, 2020 and 2019:

	Quarter Ended March 31,		Six Months Ended March 31,
	2020	2019	2020	2019
Equipment sales recognized over time	$9,829,000	$12,006,000	$21,919,000	$28,359,000
Equipment sales recognized at a point in time	10,044,000	8,929,000	11,951,000	10,443,000
Parts and component sales	4,675,000	4,466,000	7,821,000	7,517,000
Freight revenue	1,201,000	1,030,000	2,104,000	1,432,000
Other	244,000	239,000	228,000	246,000

Net revenue	$25,993,000	$26,670,000	$44,023,000	$47,997,000

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

Contract assets (excluding accounts receivable) under contracts with customers represent revenue recognized in excess of amounts billed on equipment sales recognized over time. These contract assets were $8,792,000 at March 31, 2020 and $13,838,000 at September 30, 2019 and are included in current assets as costs and estimated earnings in excess of billings on the Company’s condensed consolidated balance sheets at March 31, 2020 and September 30, 2019, respectively. The Company anticipates that all these contract assets at March 31, 2020, will be billed and collected within one year.

Revenues from all other contracts for the design and manufacture of equipment, for service and for parts sales, net of any discounts and return allowances, are recorded at a point in time when control of the goods or services has been transferred. Control of the goods or service typically transfers at time of shipment or upon completion of the service.

Payment for equipment under contract with customers is typically due prior to shipment. Payment for services under contract with customers is due as certain milestones are completed. Accounts receivable related to contracts with customers for equipment sales was $247,000 at March 31, 2020 and $301,000 at September 30, 2019.

Product warranty costs are estimated using historical experience and known issues and are charged to production costs as revenue is recognized. Provisions for estimated returns and allowances and other adjustments are provided for in the same period the related sales are recorded. Returns and allowances, which reduce product revenue, are estimated using historical experience.

Under certain contracts with customers, recognition of a portion of the consideration received may be deferred and recorded as a contract liability if the Company has to satisfy a future obligation, such as to provide installation assistance. There were no contract liabilities other than customer deposits at March 31, 2020 and September 30, 2019. Customer deposits related to contracts with customers were $4,713,000 at March 31, 2020 and $1,918,000 at September 30, 2019, and are included in current liabilities on the Company’s condensed consolidated balance sheets at March 31, 2020 and September 30, 2019, respectively.

The Company records revenues earned for shipping and handling as freight revenue at the time of shipment, regardless of whether or not it is identified as a separate performance obligation. The cost of shipping and handling is classified as production costs concurrently with the revenue recognition.

Note 9—Subsequent Events

In January 2020, the World Health Organization (the “WHO”) announced a global health emergency because of a new strain of coronavirus COVID-19 originating in Wuhan, China and the risks to the international community as the virus spread globally beyond its point of origin. In March 2020, the WHO classified the COVID-19 outbreak as a pandemic based on the rapid increase in global exposure.

As of the date of issuance of these unaudited Condensed Consolidated Financial Statements, our operations have not been significantly impacted. However, the full impact of the COVID-19 pandemic continues to evolve subsequent to the three and six months ended March 31, 2020 and as of the date these unaudited Condensed Consolidated Financial Statements are issued. As such, the full magnitude that the COVID-19 pandemic will have on our financial condition and future results of operations is uncertain. Management is actively monitoring the situation on our financial condition, operations, suppliers, industry, customers, and workforce. As the spread of COVID-19 continues, our ability to meet customer demands for products may be impacted or our customers may experience adverse business consequences due to COVID-19. Reduced demand for products or ability to meet customer demand (including as a result of disruptions at our suppliers and vendors) could have a material adverse effect on our business operations and financial performance.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Information

This Quarterly Report contains certain “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), which represent the Company’s expectations and beliefs, including, but not limited to, statements concerning gross margins, sales of the Company’s products and future financing plans. These statements, by their nature, involve substantial risks and uncertainties, certain of which are beyond the Company’s control. Actual results may differ materially depending on a variety of important factors, including the financial condition of the Company’s customers, changes in the economic and competitive environments, demand for the Company’s products, the duration and scope of the coronavirus (“COVID-19”) pandemic, actions governments, businesses, and individuals take in response to the COVID-19 pandemic, including mandatory business closures and restrictions on onsite commercial interactions; the impact of the pandemic and actions taken in response to the pandemic on global and regional economies and economic activity; the pace of recovery when the COVID-19 pandemic subsides; and general economic uncertainty in key global markets and a worsening of global economic conditions or low levels of economic growth.

For information concerning these factors and related matters, see the Caution Regarding Forward-Looking Statements, this Part I, Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and Part II, Item 1A, “Risk Factors,” in this Quarterly Report and the following sections of the Company’s Annual Report on Form 10-K for the year ended September 30, 2019: (a) Part I, Item 1A, “Risk Factors” and (b) Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations”. However, other factors besides those referenced could adversely affect the Company’s results, and you should not consider any such list of factors to be a complete set of all potential risks or uncertainties. Any forward-looking statements made by the Company herein speak as of the date of this Quarterly Report. The Company does not undertake to update any forward-looking statements, except as required by law.

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

On December 4, 2015, President Obama signed into law a five-year, $305 billion transportation bill, Fixing America’s Surface Transportation Act (the “FAST Act”). The FAST Act reauthorized the collection of the 18.4 cents per gallon gas tax that is typically used to pay for transportation projects. It also included $70 billion from other areas of the federal budget to close a $16 billion annual funding deficit. The bill included spending of more than $205 billion on roads and highways over five years. The 2016 funding levels were approximately 5% above 2015 projected funding, with annual increases between 2.0% and 2.5% from 2016 through 2020. The FAST Act is scheduled to expire in September 2020.

California’s Senate Bill 1 (“SB1”), the Road Repair and Accountability Act of 2017, was signed into law on April 28, 2017. The legislative package invests $54 billion over the next decade to fix roads, freeways and bridges in communities across California and puts more dollars towards transit and safety. These funds will be allocated to state and local projects. Additionally, at least twenty-five other states have taken steps to increase their gas tax revenues in recent years.

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

Results of Operations

Quarter Ended March 31, 2020 versus March 31, 2019

Net revenues for the quarter ended March 31, 2020 decreased by $677,000 to $25,993,000, from $26,670,000, for the quarter ended March 31, 2019. The decline in revenues reflects a slight slowdown in equipment orders from the prior year. As a percent of sales, gross profit margins were 28.2% in the quarter ended March 31, 2020, compared to 37.2% in the quarter ended March 31, 2019. The gross margin achieved in quarter ended March 31, 2019, benefitted from an unusually strong pricing environment for plant and equipment sales.

Product engineering and development expenses decreased $134,000 for the quarter ended March 31, 2020, compared to the quarter ended March 31, 2019. Selling, general and administrative (“SG&A”) expenses increased $87,000 in the quarter ended March 31, 2020, compared to the quarter ended March 31, 2019. Increased headcount, travel and trade show expenses resulted in the increase in SG&A expenses during the second quarter of fiscal 2020. As a percentage of net revenues, SG&A expenses were 9.8% in the quarter ended March 31, 2020, compared to 9.3% in the prior year.

The Company had operating income of $4,088,000 for the quarter ended March 31, 2020 versus $6,614,000 for the quarter ended March 31, 2019. Operating margins were 15.7% in the quarter ended March 31, 2020, compared to 24.8% in the quarter ended March 31, 2019. The decrease in operating margins was due primarily to lower gross margin.

For the quarter ended March 31, 2020, interest and dividend income, net of fees, from the investment portfolio was $763,000, compared to $507,000 for the quarter ended March 31, 2019. The increase was due to additional interest income from a larger investment in corporate bonds and higher average yield to maturities. Net realized and unrealized losses on marketable securities were $(5,670,000) for the quarter ended March 31, 2020, compared to net realized and unrealized gains of $2,204,000 for the quarter ended March 31, 2019. The current quarter investment losses reflect the decline in the domestic equity markets from the impact of the COVID-19 pandemic.

The effective income tax rate for the quarter ended March 31, 2020 was a benefit of (20.0%) versus expense of 20.0% for the quarter ended March 31, 2019. Net loss for the quarter ended March 31, 2020 was $(655,000), or ($0.04) per diluted share, versus net income of $7,460,000, or $0.51 per diluted share, for the quarter ended March 31, 2019.

Six Months Ended March 31, 2020 versus March 31, 2019

Net sales for the six months ended March 31, 2020 and 2019 were $44,023,000 and $47,997,000, respectively, a decrease of $3,974,000, reflecting a normalizing in order level from the significant growth in business over the past couple of years.

Gross profit margins decreased to 26.5% in the six months ended March 31, 2020 from 30.9% in the six months ended March 31, 2019. The gross margin achieved in quarter ended March 31, 2019, benefitted from an unusually strong pricing environment for plant and equipment sales.

Product engineering and development expenses decreased $91,000 in the six months ended March 31, 2020, compared to the six months ended March 31, 2019. SG&A expenses increased $279,000 in the six months ended March 31, 2020, compared to the six months ended March 31, 2019. As a percentage of net revenues, SG&A expenses were 11.2% for the six months ended March 31, 2020, compared to 9.7% in the six months ended March 31, 2019. The higher SG&A expenses in 2020 were due to increased headcount, travel and trade show expenses during the first six months of fiscal 2020.

The Company had operating income of $5,260,000 for the six months ended March 31, 2020 versus $8,618,000 for the six months ended March 31, 2019. Operating margins were 11.9% for the six months ended March 31, 2020, compared to 18.0% in the six months ended March 31, 2019.

For the six months ended March 31, 2020, interest and dividend income, net of fees, from the investment portfolio was $1,395,000, as compared to $1,041,000 for the six months ended March 31, 2019. The increase was due to additional interest income from a larger investment in corporate bonds and higher average yield to maturities. Net realized and unrealized losses on marketable securities were $(4,353,000) for the six months ended March 31, 2020 versus net realized and unrealized gains of $57,000 for the six months ended March 31, 2019. The current year investment losses reflect the decline in the domestic equity markets from the impact of the COVID-19 pandemic.

The effective income tax rate for the six months ended March 31, 2020 and March 31, 2019 was 20.0%. Net income for the six months ended March 31, 2020 was $1,834,000, or $0.12 per diluted share, versus $7,773,000, or $0.53 per diluted share for the six months ended March 31, 2019.

COVID-19 pandemic

In March 2020, the WHO declared the outbreak of COVID-19 as a pandemic based on the rapid increase in global exposure. COVID-19 continues to spread throughout world, including the United States.    The COVID-19 pandemic continues to impact economic conditions, which could impact the short-term and long-term demand from our customers and, therefore, has the potential to negatively impact our results of operations, cash flows, and financial position in the future. Management continues to monitor the situation and any impact on our financial condition and results of operations.

Liquidity and Capital Resources

The Company generates capital resources through operations and returns on its investments.

The Company had no long-term or short-term debt outstanding at March 31, 2020 or September 30, 2019. The Company does not currently require a credit facility. As of March 31, 2020, the Company had funded $85,000 in cash deposits at insurance companies to cover related collateral needs.

As of March 31, 2020, the Company had $18,738,000 in cash and cash equivalents, and $102,275,000 in marketable securities, including $40,315,000 in government securities, $39,721,000 in corporate bonds, $12,458,000 in equities, $4,005,000 in exchange-traded funds, $2,290,000 in mutual funds, and $3,486,000 in cash and money funds. The marketable securities are invested through two professional investment management firms. These securities may be liquidated at any time into cash and cash equivalents.

The Company’s backlog was $24.5 million at March 31, 2020, compared to $24.2 million at March 31, 2019. The Company’s working capital (defined as current assets less current liabilities) was equal to $149.6 million at March 31, 2020 and $150.4 million at September 30, 2019. Cash provided by operations during the six months ended March 31, 2020 was $9,154,000. The significant purchases, sales and maturities of marketable securities shown on the Condensed Consolidated Statements of Cash Flows primarily are from the purchase and sale of United States treasury bills with very short durations. Deferred income taxes decreased $2.9 million reflecting payments of taxes due of $1.9 million on the filing of the Company’s Form 3115 with the Internal Revenue Service to reflect the revenue recognition method change to the percentage of completion method for tax purposes pursuant to Internal Revenue Code Sections 460 and 451(b). In addition, net deferred income tax liabilities were reduced due to the large unrealized losses on marketable equity securities. Accounts receivable increased $788,000 as parts sales increased during the quarter ended March 31, 2020, as compared to the quarter ended September 30, 2019. Costs and estimated earnings in excess of billings decreased $5,046,000, and customer deposits increased $2,795,000, reflecting the timing of revenue recognition and payments on customer contracts recognized over time, at March 31, 2020. Inventories increased $1,697,000 reflecting manufacturing progress on equipment sales recognized at a point in time at March 31, 2020. Prepaid expenses and other current assets increased $1,645,000 primarily related to payments on insurance policies which benefit the whole year, and expenses related to the CONEXPO-CON/AGG trade show in March 2020. Accounts payable increased $2,473,000 with the increased inventory and timing of payments.

Cash flows used in investing activities for the six months ended March 31, 2020 of $718,000 were related to capital expenditures, primarily for new machinery used for cutting raw materials and systems’ software.

Seasonality

The Company’s primary business is the manufacture and sale of asphalt plants and related components and is subject to a seasonal slow-down during the third and fourth quarters of the calendar year. This slow-down often results in lower reported sales and operating results during the first and fourth quarters of each fiscal year ended September 30.

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

Contract assets (excluding accounts receivable) under contracts with customers represent revenue recognized in excess of amounts billed on equipment sales recognized over time. These contract assets were $8,792,000 at March 31, 2020 and $13,838,000 at September 30, 2019 and are included in current assets as costs and estimated earnings in excess of billings on the Company’s condensed consolidated balance sheets at March 31, 2020 and September 30, 2019, respectively. The Company anticipates that all these contract assets at March 31, 2020, will be billed and collected within one year.

Revenues from all other contracts for the design and manufacture of equipment, for service and for parts sales, net of any discounts and return allowances, are recorded at a point in time when control of the goods or services has been transferred. Control of the goods or service typically transfers at time of shipment or upon completion of the service.

Payment for equipment under contract with customers is typically due prior to shipment. Payment for services under contract with customers is due as certain milestones are completed. Accounts receivable related to contracts with customers for equipment sales were $247,000 at March 31, 2020 and $301,000 at September 30, 2019.

Product warranty costs are estimated using historical experience and known issues and are charged to production costs as revenue is recognized.

Under certain contracts with customers, recognition of a portion of the consideration received may be deferred and recorded as a contract liability if the Company has to satisfy a future obligation, such as to provide installation assistance. There were no contract liabilities other than customer deposits at March 31, 2020 and September 30, 2019. Customer deposits related to contracts with customers were $4,713,000 at March 31, 2020 and $1,918,000 at September 30, 2019, and are included in current liabilities on the Company’s condensed consolidated balance sheets at March 31, 2020 and September 30, 2019, respectively.

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

Changes in Internal Control over Financial Reporting

The Company’s management, including the Chief Executive Officer and Principal Financial and Accounting Officer, has reviewed the Company’s internal control over financial reporting. There were no changes in the Company’s internal control over financial reporting during the quarter and six months ended March 31, 2020 that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Part II. Other Information

Item 1. Legal Proceedings

From time to time the Company is engaged in legal proceedings in the ordinary course of business. We do not believe any current legal proceedings are material to our business.

Item 1A. Risk Factors

Our business, operations, and financial condition are subject to various risks and uncertainties. The risk factors described in Part I, Item 1A, “Risk Factors” contained in our Annual Report on Form 10K for the year ended September 30, 2019, as filed with the SEC on December 11, 2019, should be carefully considered, together with the other information contained or incorporated by reference in this Quarterly Report on Form 10-Q and in our other filings filed with the SEC in connection with evaluating us, our business, and the forward-looking statements contained in this Quarterly Report on Form 10-Q. During the quarter ended March 31, 2020, there have been no material changes from the risk factors previously disclosed under Part I, Item 1A, “Risk Factors” in our Annual Report on Form 10-K, for the year ended September 30, 2019, except as follows:

The Company’s business, results of operations, financial condition, cash flows, and the stock price of our common stock could be adversely affected by the COVID-19 pandemic.

Our business, results of operations financial condition, cash flows, and the stock price of our common stock can be adversely affected by pandemics or other public health emergencies, such as the recent outbreak of COVID-19. In March 2020, the WHO declared COVID-19 as a pandemic. The COVID-19 pandemic has resulted in governments around the world implementing increasingly stringent measures to help control the spread of the virus, including “stay at home” orders, travel restrictions, business curtailments, school closures, and other measures.

The outbreak of COVID-19 and any preventive or protective actions taken by governmental authorities may have a material adverse effect on our operations, supply chain, customers, and transportation networks, including business shutdown or disruptions. The extent to which COVID-19 may adversely impact our business depends on future developments, which are highly uncertain and unpredictable, depends upon the severity and duration of the outbreak and the effectiveness of actions taken globally to contain or mitigate its effect. Any resulting financial impact cannot be estimated reasonably at this time, but may materially adversely affect our business, results of operations, financial condition, and cash flows. Even after the COVID-19 pandemic has subsided, we may experience materially adverse impacts to our business due to any resulting economic recession or depression. Additionally, concerns over the economic impact of COVID-19 have caused extreme volatility in financial and other capital markets, which has and may continue to adversely impact our stock price, our ability to access capital markets, and the value of our investment portfolio. To the extent the COVID-19 pandemic adversely affects our business and financial results, it may also have the effect of heightening many of the other risks described in our Annual Report on Form 10-K for the year ended September 30, 2019, such as those relating to our products and financial performance.

The Company may suffer adverse consequences if it is deemed an investment company under the Investment Company Act of 1940, as amended (the “Investment Company Act”).

Under Section 3(a)(1)(A) of the Investment Company Act, a company is deemed to be an investment company if it is, or holds itself out as being, engaged primarily, or proposes to engage primarily, in the business of investing, reinvesting, or trading in securities. We believe that we are not an investment company under Section 3(a)(1)(A) of the Investment Company Act because we do not hold ourselves out as being engaged primarily in the business of investing, reinvesting, or trading in securities. Rather, we have been a manufacturer of heavy equipment used in the production of asphalt for highway construction and environmental control equipment for over 50 years. Our core products include asphalt plants, combustion systems, and fluid heat transfer systems.

Under Section 3(a)(1)(C) of the Investment Company Act, a company is deemed to be an investment company if it is engaged, or proposes to engage in the business of investing, reinvesting, owning, holding, or trading in securities and owns or proposes to acquire investment securities having a value exceeding 40% of the value of its total assets (exclusive of U.S. Government securities and cash items) on an unconsolidated basis. As reflected on our balance sheet at March 31, 2020, we own a significant amount of marketable securities, which include cash, cash equivalents, government and corporate bonds, mutual funds, exchange-traded funds and equities. Section 3(a)(2) defines the term “investment securities”, as used in Section 3(a)(1)(C) to include all marketable securities except government securities and cash and cash equivalents. The value of the Company’s investment securities exceeds 40% of the value of our total assets (excluding government securities and cash items). Because of the value of our investment securities, we may be deemed an investment company. We believe that we are not an investment company under Section 3(a)(1)(C) of the Investment Company Act because we do not propose to engage in the business of investing, reinvesting, owning, holding, or trading in securities. In addition, even if we were deemed an investment company under Section 3(a)(1)(C), we believe that we qualify for an exemption from the definition of an investment company as we are primarily engaged in a business other than that of investing, reinvesting, owning, holding, or trading in securities. As noted above, we are primarily engaged in the manufacturing of heavy equipment. If the Securities and Exchange Commission (the “SEC”) or a court challenged our status as an operating company, we could incur significant legal expenses.

If we are deemed to be, and were required to register as, an investment company, we would be forced to comply with the legal requirements of the Investment Company Act that would regulate the manner in which we would be permitted to conduct our business activities. As an investment company, we would be (i) subjected to disclosure and accounting guidance geared toward investment, rather than operating, companies; (ii) significantly limited in our ability to borrow money, issue options, issue multiple classes of stock and debt, and engage in transactions with affiliates; and (iii) required to undertake significant costs and expenses to meet other disclosure, reporting, and regulatory requirements to which we would be subject as a registered investment company.

Item 6. Exhibits

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

May 4, 2020

/s/ Eric E. Mellen
Eric E. Mellen
Chief Financial Officer
(Principal Financial and Accounting Officer)

May 4, 2020