Form 10-Q
period 2020-06-30
GENCOR INDUSTRIES INC
filed 2020-08-06
CIK 64472

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM
10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2020
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
12b-2
of the Exchange Act).    Yes  ☐    No  ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at July 31, 2020
Common stock, $.10 par value	12,287,337 shares
Class B stock, $.10 par value	2,318,857 shares

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
For information concerning these factors and related matters, see Part I, Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this Quarterly Report, Part II, Item 1A, “Risk Factors” in the Quarterly Report on Form
10-Q
for the quarter ended March 31, 2020, and the following sections of the Company’s Annual Report on Form
10-K
for the year ended September 30, 2019: (a) Part I, Item 1A, “Risk Factors” and (b) Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations”. However, other factors besides those referenced could adversely affect the Company’s results, and you should not consider any such list of factors to be a complete set of all potential risks or uncertainties. Any forward-looking statements made by the Company herein speak as of the date of this Quarterly Report. The Company does not undertake to update any forward-looking statements, except as required by law.
Unless the context otherwise indicates, all references in this Quarterly Report to the “Company,” “Gencor,” “we,” “us,” or “our,” or similar words are to Gencor Industries, Inc. and its subsidiaries.

Part I. Financial Information
GENCOR INDUSTRIES, INC.
Condensed Consolidated Balance Sheets

	June 30, 2020	September 30, 2019
	(Unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$18,564,000	$10,302,000
Marketable securities at fair value (cost $105,388,000 at June 30, 2020 and $104,176,000 at September 30, 2019)	105,675,000	105,322,000
Accounts receivable, less allowance for doubtful accounts of $419,000 at June 30, 2020 and $459,000 at September 30, 2019	1,609,000	1,603,000
Costs and estimated earnings in excess of billings	10,064,000	13,838,000
Inventories, net	24,562,000	25,366,000
Prepaid expenses and other current assets	1,649,000	499,000

Total Current Assets	162,123,000	156,930,000
Property and equipment, net	8,391,000	8,389,000
Other assets	53,000	53,000

Total Assets	$170,567,000	$165,372,000

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$2,089,000	$1,907,000
Customer deposits	2,651,000	1,918,000
Accrued expenses and other current liabilities	2,694,000	2,660,000

Total Current Liabilities	7,434,000	6,485,000
Deferred and other income taxes	1,306,000	3,372,000

Total Liabilities	8,740,000	9,857,000

Commitments and contingencies
Shareholders’ equity:
Preferred stock, par value $.10 per share; 300,000 shares authorized; none issued	—	—
Common stock, par value $.10 per share; 15,000,000 shares authorized; 12,287,337 shares issued and outstanding at June 30, 2020 and 12,277,337 shares issued and outstanding at September 30, 2019	1,229,000	1,228,000
Class B Stock, par value $.10 per share; 6,000,000 shares authorized; 2,318,857 shares issued and outstanding at June 30, 2020 and 2,308,857 shares issued and outstanding at September 30, 2019	232,000	231,000
Capital in excess of par value	12,313,000	12,159,000
Retained earnings	148,053,000	141,897,000

Total Shareholders’ Equity	161,827,000	155,515,000

Total Liabilities and Shareholders’ Equity	$170,567,000	$165,372,000

See accompanying Notes to Condensed Consolidated Financial Statements

GENCOR INDUSTRIES, INC.
Condensed Consolidated Statements of Income
(Unaudited)

	For the Quarters Ended June 30,		For the Nine Months Ended June 30,
	2020	2019	2020	2019
Net revenue	$22,940,000	$18,848,000	$66,963,000	$66,845,000
Costs and expenses:
Production costs	17,555,000	14,098,000	49,920,000	47,267,000
Product engineering and development	849,000	881,000	2,304,000	2,427,000
Selling, general and administrative	2,522,000	2,471,000	7,465,000	7,135,000

	20,926,000	17,450,000	59,689,000	56,829,000
Operating income	2,014,000	1,398,000	7,274,000	10,016,000
Other income (expense), net:
Interest and dividend income, net of fees	512,000	567,000	1,907,000	1,608,000
Net realized and unrealized gains (losses) on marketable securities	2,888,000	1,090,000	(1,465,000)	1,147,000
Other	(10,000)	—	(20,000)	—

	3,390,000	1,657,000	422,000	2,755,000
Income before income tax expense	5,404,000	3,055,000	7,696,000	12,771,000
Income tax expense	1,082,000	611,000	1,540,000	2,554,000

Net income	$4,322,000	$2,444,000	$6,156,000	$10,217,000

Basic Income per Common Share:
Net income per share	$0.30	$0.17	$0.42	$0.70

Diluted Income per Common Share:
Net income per share	$0.29	$0.17	$0.42	$0.69

See accompanying Notes to Condensed Consolidated Financial Statements

GENCOR INDUSTRIES, INC.
Condensed Consolidated Statements of Shareholders’ Equity
(Unaudited)
For the Nine Months Ended June 30, 2020

	Common Stock		Class B Stock		Capital in Excess of	Retained Earnings	Total Shareholders’ Equity
	Shares	Amount	Shares	Amount	Par Value
September 30, 2019	12,277,337	$1,228,000	2,308,857	$231,000	$12,159,000	$141,897,000	$155,515,000
Net income	—	—	—	—	—	2,489,000	2,489,000
Stock-based compensation	—	—	—	—	18,000	—	18,000

December 31, 2019	12,277,337	1,228,000	2,308,857	231,000	12,177,000	144,386,000	158,022,000
Net loss	—	—	—	—	—	(655,000)	(655,000)
Stock-based compensation	—	—	—	—	17,000	—	17,000

March 31, 2020	12,277,337	1,228,000	2,308,857	231,000	12,194,000	143,731,000	157,384,000
Net income	—	—	—	—	—	4,322,000	4,322,000
Stock-based compensation	—	—	—	—	18,000	—	18,000
Stock options exercised	10,000	1,000	10,000	1,000	101,000	—	103,000

June 30, 2020	12,287,337	$1,229,000	2,318,857	$232,000	$12,313,000	$148,053,000	$161,827,000

See accompanying Notes to Condensed Consolidated Financial Statements
For the Nine Months Ended June 30, 2019

	Common Stock		Class B Stock		Capital in Excess of	Retained Earnings *	Total Shareholders’ Equity *
	Shares	Amount	Shares	Amount	Par Value
September 30, 2018	12,252,337	$1,225,000	2,288,857	$229,000	$11,862,000	$131,701,000	$145,017,000
Net income	—	—	—	—	—	313,000	313,000
Stock-based compensation	—	—	—	—	17,000	—	17,000

December 31, 2018	12,252,337	1,225,000	2,288,857	229,000	11,879,000	132,014,000	145,347,000
Net income	—	—	—	—	—	7,460,000	7,460,000
Stock-based compensation	—	—	—	—	18,000	—	18,000

March 31, 2019	12,252,337	1,225,000	2,288,857	229,000	11,897,000	139,474,000	152,825,000
Net income	—	—	—	—	—	2,444,000	2,444,000
Stock-based compensation	—	—	—	—	18,000	—	18,000

June 30, 2019	12,252,337	$1,225,000	2,288,857	$229,000	$11,915,000	$141,918,000	$155,287,000
See accompanying Notes to Condensed Consolidated Financial Statements

*
The balances as of September 30, 2018, December 31, 2018, March 31, 2019 and June 30, 2019, and the amounts for the quarter and nine months ended June 30, 2019, have been adjusted to reflect the change in inventory accounting method, as described in Note 3 to the Condensed Consolidated Financial Statements.

GENCOR INDUSTRIES, INC.
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	For the Nine Months Ended June 30,
	2020	2019
Cash flows from operations:
Net income	$6,156,000	$10,217,000
Adjustments to reconcile net income to cash flows provided by operating activities:
Purchases of marketable securities	(112,668,000)	(152,063,000)
Proceeds from sale and maturity of marketable securities	110,805,000	152,678,000
Change in fair value of marketable securities	1,510,000	(1,324,000)
Deferred income taxes	(2,066,000)	(25,000)
Depreciation and amortization	1,244,000	1,188,000
Provision for doubtful accounts	50,000	100,000
Stock-based compensation	53,000	53,000
Changes in assets and liabilities:
Accounts receivable	(56,000)	(589,000)
Costs and estimated earnings in excess of billings	3,774,000	(8,622,000)
Inventories	804,000	(1,781,000)
Prepaid expenses and other current assets	(1,150,000)	959,000
Accounts payable	182,000	756,000
Customer deposits	733,000	(2,101,000)
Accrued expenses and other current liabilities	34,000	577,000

Total adjustments	3,249,000	(10,194,000)

Cash flows provided by operating activities	9,405,000	23,000

Cash flows used in investing activities:
Capital expenditures	(1,246,000)	(1,600,000)

Cash flows used in investing activities	(1,246,000)	(1,600,000)
Cash flows from financing activities:
Proceeds from stock option exercises	103,000	—
Cash flows provided by financing activities	103,000	—
Net increase (decrease) in cash	8,262,000	(1,577,000)
Cash at:
Beginning of period	10,302,000	8,012,000

End of period	$18,564,000	$6,435,000

See accompanying Notes to Condensed Consolidated Financial Statements

GENCOR INDUSTRIES, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
Note 1 - Basis of Presentation
The accompanying condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form
10-Q
and Article 10 of Regulation
S-X.
Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all material adjustments (consisting of normal, recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the quarter and nine months ended June 30, 2020 are not necessarily indicative of the results that may be expected for the year ending September 30, 2020.
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
In February 2016, the FASB issued ASU No. 2016-02,
 Leases
 (Topic 842) (“ASU 2016-02”). With adoption of this standard, lessees must
recognize most leases as a right-of-use asset and a lease liability on their balance sheet. For income statement purposes, the FASB retained a dual model, requiring leases to be classified as either operating or finance. Classification is based on criteria that are similar to those applied in prior lease accounting. ASU 2016-02 must be applied on a modified retrospective basis and is effective for fiscal years beginning after December 15, 2018, and interim periods within those years, with early adoption permitted. The Company adopted ASU 2016-02 in the first quarter of fiscal 2020. The adoption of ASU 2016-02 did not have a significant impact on its consolidated financial statements.
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

COVID-19
Pandemic
The Company continues to monitor and evaluate the risks to public health and the slowdown in overall business activity related to the
COVID-19
pandemic, including impacts on our employees, customers, suppliers and financial results. As of the date of issuance of these unaudited Condensed Consolidated Financial Statements, our operations have not been significantly impacted. However, the full impact of the
COVID-19
pandemic continues to evolve subsequent to the quarter and nine months ended June 30, 2020 and as of the date these unaudited Condensed Consolidated Financial Statements are issued. As such, the full magnitude that the
COVID-19
pandemic will have on our financial condition and future results of operations is uncertain. Management is actively monitoring the situation on our financial condition, operations, suppliers, industry, customers, and workforce. As the spread of
COVID-19
continues, our ability to meet customer demands for products may be impacted or our customers may experience adverse business consequences due to
COVID-19.
Reduced demand for products or ability to meet customer demand (including as a result of disruptions at our suppliers and vendors) could have a material adverse effect on our business operations and financial performance.
Note 2 - Marketable Securities and Fair Value Measurements
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
The following table sets forth, by level, within the fair value hierarchy, the Company’s marketable securities measured at fair value as of June 30, 2020:
	Fair Value Measurements
	Level 1	Level 2	Level 3	Total
Equities	$12,089,000	$—	$—	$12,089,000
Mutual Funds	3,983,000	—	—	3,983,000
Exchange-Traded Funds	7,140,000	—	—	7,140,000
Corporate Bonds	—	38,058,000	—	38,058,000
Government Securities	33,789,000	—	—	33,789,000
Cash and Money Funds	10,616,000	—	—	10,616,000

Total	$67,617,000	$38,058,000	$—	$105,675,000

Changes in net unrealized gains and (losses) included in the condensed consolidated statements of income for the quarter and nine months ended June 30, 2020, were $
(
857,000
)
and $3,979,000, respectively. There were no transfers of investments between Level 1 and Level 2 during the nine months ended June 30, 2020.
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

Changes in net unrealized gains and (losses) included in the condensed consolidated statements of income for the quarter and nine months ended June 30, 2019, were $3,979,000 and $(857,000), respectively. There were no transfers of investments between Level 1 and Level 2 during the nine months ended June 30, 2019.
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

Net inventories at June 30, 2020 and September 30, 2019 consist of the following:

	June 30, 2020	September 30, 2019
Raw materials	$15,090,000	$14,158,000
Work in process	580,000	1,397,000
Finished goods	8,852,000	9,811,000
Used equipment	40,000	—

	$24,562,000	$25,366,000

Slow-moving and obsolete inventory
allow
ances
were $4,569,000 and $4,700,000 at June 30, 2020 and September 30, 2019, respectively.
Note 4 – Costs and Estimated Earnings in Excess of Billings
Costs and estimated earnings in excess of billings on uncompleted contracts as of June 30, 2020 and September 30, 2019 consist of the following:

	June 30, 2020	September 30, 2019
Costs incurred on uncompleted contracts	$13,792,000	$18,707,000
Estimated earnings	5,555,000	9,063,000

	19,347,000	27,770,000
Billings to date	9,283,000	13,932,000

Costs and estimated earnings in excess of billings	$10,064,000	$13,838,000

Note 5 – Earnings per Share Data
The following table sets forth the computation of basic and diluted earnings per share for the quarters and nine months ended June 30, 2020 and 2019:

	Quarter Ended June 30,		Nine Months Ended June 30,
	2020	2019	2020	2019
Net Income	$4,322,000	$2,444,000	$6,156,000	$10,217,000

Common Shares:
Weighted average common shares outstanding	14,601,000	14,541,000	14,592,000	14,541,000
Effect of dilutive stock options	118,000	164,000	125,000	163,000

Diluted shares outstanding	14,719,000	14,705,000	14,717,000	14,704,000

Basic:
Net earnings per share	$0.30	$0.17	$0.42	$0.70

Diluted:
Net earnings per share	$0.29	$0.17	$0.42	$0.69

Basic earnings per share are based on the weighted-average number of shares outstanding. Diluted earnings per share are based on the sum of the weighted average number of shares outstanding plus common stock equivalents.
The weighted-average shares issuable upon the exercise of stock options included in the diluted earnings per share calculation for the quarter and nine months ended June 30, 2020 were 250,000 and 257,000, respectively, which equates to 118,000 and 125,000 dilutive common stock equivalents, respectively.
There were 7,000 weighted-average shares issuable upon the exercise of stock options, which were not included in the diluted earnings per share calculation for the quarter ended June 30, 2020 because they were anti-dilutive.
The weighted-average shares

issuable upon the exercise of stock options included in the diluted earnings per share calculation for the quarter and nine months ended June 30, 2019 were 317,000 and 317,000, respectively, which equates to 164,000 and 163,000 dilutive common stock equivalents, respectively. There were no anti-dilutive shares for the quarter end
ed
June 30, 2019, and for the nine months ended June 30, 2020 and June 30, 2019.

Note 6 – Customers with 10% (or greater) of Net Revenues
During the quarter ended June 30, 2020, three customers accounted for 16.5%, 13.3% and 12.6% of net revenues. During the nine months ended June 30, 2020, no customers accounted for 10% or more of net revenues.
During the quarter ended June 30, 2019,
one customer accounted for 20.3% of net revenues
. Two other customers accounted for 10.5% and 10.1% of net revenues, respectively, for the nine months ended June 30, 2019.
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
On the condensed consolidated balance sheet as of June 30, 2020, deferred income taxes decreased $2.1 million as compared to September 30, 2019, reflecting payment of taxes due of $1.9 million on the filing of the Company’s Form 3115 with the Internal Revenue Service to reflect the revenue recognition method change to the percentage of completion method for tax purposes pursuant to Internal Revenue Code Sections 460 and 451(b).
The Company’s income tax provision is based on management’s estimate of the effective tax rate for the full year. The tax provision in any period will be affected by, among other things, permanent, as well as temporary differences in the deductibility of certain items, in addition to changes in tax legislation. As a result, the Company may experience significant fluctuations in the effective book tax rate (that is, its tax expense divided by pre-tax
book income) from period to period. The Company’s effective tax rates for the first nine months of fiscal 2020 and 2019 reflect the impact of the reduced rates under the Tax Reform Act.
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
The following table disaggregates the Company’s net revenue by major source for the quarter and nine months ended June 30, 2020 and 2019:

	Quarter Ended June 30,		Nine Months Ended June 30,
	2020	2019	2020	2019
Equipment sales recognized over time	$10,350,000	$7,844,000	$32,269,000	$36,203,000
Equipment sales recognized at a point in time	8,995,000	6,747,000	20,946,000	17,190,000
Parts and component sales	2,671,000	2,870,000	10,492,000	10,387,000
Freight revenue	822,000	1,312,000	2,926,000	2,744,000
Other	102,000	75,000	330,000	321,000

Net revenue	$22,940,000	$18,848,000	$66,963,000	$66,845,000

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
Contract assets (excluding accounts receivable) under contracts with customers represent revenue recognized in excess of amounts billed on equipment sales recognized over time. These contract assets were $10,064,000 at June 30, 2020 and $13,838,000 at September 30, 2019 and are included in current assets as costs and estimated earnings in excess of billings on the Company’s condensed consolidated balance sheets at June 30, 2020 and September 30, 2019, respectively. The Company anticipates that all these contract assets at June 30, 2020, will be billed and collected within one year.
Revenues from all other contracts for the design and manufacture of equipment, for service and for parts sales, net of any discounts and return allowances, are recorded at a point in time when control of the goods or services has been transferred. Control of the goods or service typically transfers at time of shipment or upon completion of the service.
Payment for equipment under contract with customers is typically due prior to shipment. Payment for services under contract with customers is due as certain milestones are completed. Accounts receivable related to contracts with customers for equipment sales was $281,000 at June 30, 2020 and $301,000 at September 30, 2019.
Product warranty costs are estimated using historical experience and known issues and are charged to production costs as revenue is recognized. Provisions for estimated returns and allowances and other adjustments are provided for in the same period the related sales are recorded. Returns and allowances, which reduce product revenue, are estimated using historical experience.
Under certain contracts with customers, recognition of a portion of the consideration received may be deferred and recorded as a contract liability if the Company has to satisfy a future obligation, such as to provide installation assistance. There were no contract liabilities other than customer deposits at June 30, 2020 and September 30, 2019. Customer deposits related to contracts with customers were $2,651,000 at June 30, 2020 and $1,918,000 at September 30, 2019, and are included in current liabilities on the Company’s condensed consolidated balance sheets at June 30, 2020 and September 30, 2019, respectively.
The Company records revenues earned for shipping and handling as freight revenue at the time of shipment, regardless of whether or not it is identified as a separate performance obligation. The cost of shipping and handling is classified as production costs concurrently with the revenue recognition.
Note 9 – Subsequent Events
On July 31, 2020 Gencor announced that it has signed an agreement to acquire the Blaw-Knox paver business and associated assets from Volvo CE. The Blaw-Knox business, name, and associated assets will transfer to Gencor, including the manufacturing production line currently located at Shippensburg Pennsylvania.
The proposed deal, which is expected to be finalized in Gencor’s first quarter of fiscal 2021, will allow Gencor to manufacture and develop Volvo CE’s current North American paver product line under the Blaw-Knox brand. Gencor is expected to continue marketing and servicing the Blaw-Knox paver line through selected Volvo CE dealers.

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
For information concerning these factors and related matters, see the Caution Regarding Forward-Looking Statements, and this Part I, Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” in this Quarterly Report, Part II, Item 1A, “Risk Factors,” in the Quarterly Report on Form
10-Q
for the quarter ended March 31, 2020, and the following sections of the Company’s Annual Report on Form
10-K
for the year ended September 30, 2019: (a) Part I, Item 1A, “Risk Factors” and (b) Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations”. However, other factors besides those referenced could adversely affect the Company’s results, and you should not consider any such list of factors to be a complete set of all potential risks or uncertainties. Any forward-looking statements made by the Company herein speak as of the date of this Quarterly Report. The Company does not undertake to update any forward-looking statements, except as required by law.
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
Results of Operations
Quarter Ended June 30, 2020 versus June 30, 2019
Net revenue for the quarter ended June 30, 2020 was $22,940,000, as compared to $18,848,000 for the quarter ended June 30, 2019, an increase of $4,092,000, or 21.7%. The increase in net revenue was due to the timing of and shipment of orders for equipment sales.
As a percent of net revenue, gross profit margins were 23.5% in the quarter ended June 30, 2020 compared to 25.2% in the quarter ended June 30, 2019. The gross profit margins achieved in the current quarter were impacted by a higher percentage of revenues generated from plant and equipment sales compared with parts sales, which have a higher gross margin.
Product engineering and development expenses were $849,000 in the quarter ended June 30, 2020, compared to $881,000 for the quarter ended June 30, 2019, as a result of reduced travel expense. Selling, general and administrative (“SG&A”) expenses increased by $51,000 to $2,522,000 in the quarter ended June 30, 2020, compared to $2,471,000 in the quarter ended June 30, 2019 as a result of increased sales headcount.
The Company had operating income of $2,014,000 for the quarter ended June 30, 2020 versus operating income of $1,398,000 for the quarter ended June 30, 2019. Operating margins were 8.8% for the quarter ended June 30, 2020, compared to 7.4% in the prior year. The increase in operating margins was due to higher revenues and production volumes.
For the quarter ended June 30, 2020, interest and dividend income, net of fees, from the investment portfolio was $512,000, as compared to $567,000 in the quarter ended June 30, 2019. Net realized and unrealized gains on marketable securities were $2,888,000 for the quarter ended June 30, 2020 versus net unrealized and realized gains of $1,090,000 for the quarter ended June 30, 2019. The current quarter investment gains reflect a recovery in the domestic equity markets after the initial declines from the impact of the
COVID-19
pandemic in the quarter ended March 31, 2020
The effective income tax rate for the quarters ended June 30, 2020 and 2019 was 20.0%.
Net income for the quarter ended June 30, 2020 was $4,322,000, or $0.29 per diluted share, versus $2,444,000, or $0.17 per diluted share, for the quarter ended June 30, 2019.

Nine Months Ended June 30, 2020 versus June 30, 2019
Net revenue for the nine months ended June 30, 2020 and 2019 were $66,963,000 and $66,845,000, respectively, an increase of $118,000.
Gross profit margins decreased to 25.5% in the nine months ended June 30, 2020 from 29.3% in the nine months ended June 30, 2019. The gross profit margins achieved in the prior year benefitted from an unusually strong pricing environment for plant and equipment sales.
Product engineering and development expenses decreased by $123,000 in the nine months ended June 30, 2020, compared to the nine months ended June 30, 2019. SG&A expenses increased $330,000 in the nine months ended June 30, 2020, compared to the nine months ended June 30, 2019. As a percentage of net revenues, SG&A expenses were 11.1% for the nine months ended June 30, 2020, compared to 10.7% for the nine months ended June 30, 2019. The higher SG&A expenses in 2020 were due to increased headcount, travel and trade show expenses during the first nine months of fiscal 2020.
The Company had operating income of $7,274,000 for the nine months ended June 30, 2020 versus operating income of $10,016,000 for the nine months ended June 30, 2019, on lower gross profit margins and higher SG&A expenses. Operating margins were 10.9% for the nine months ended June 30, 2020, compared to 15.0% for the nine months ended June 30, 2019.
For the nine months ended June 30, 2020, interest and dividend income, net of fees, from the investment portfolio was $1,907,000, as compared to $1,608,000 for the prior period. The increase was due to additional interest income from a larger investment in corporate bonds and higher average yield to maturities. The net realized and unrealized losses on marketable securities were $(1,465,000) for the nine months ended June 30, 2020 versus net realized and unrealized gains of $1,147,000 for the nine months ended June 30, 2019. The current year investment losses reflect the decline in the domestic equity markets from the impact of the
COVID-19
pandemic.
The effective income tax rate for the nine months ended June 30, 2020 and June 30, 2019 was 20.0%. Net income for the nine months ended June 30, 2020 was $6,156,000, or $0.42 per diluted share, versus $10,217,000, or $0.69 per diluted share, for the nine months ended June 30, 2019.
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
The Company had no long-term or short-term debt outstanding at June 30, 2020 or September 30, 2019. As of June 30, 2020, the Company has funded $85,000 in cash deposits at insurance companies to cover related collateral needs. In April 2020, a financial institution issued an irrevocable standby letter of credit (“letter of credit”) on behalf of the Company for the benefit of one of the Company’s insurance carriers. The maximum amount that can be drawn by the beneficiary under the letter of credit is $150,000. The letter of credit expires in April 2021, unless terminated earlier, and can be extended, as provided by the agreement. The Company intends to renew the letter of credit for as long as the Company does business with the beneficiary insurance carrier. The letter is collateralized by restricted cash of the same amount on any outstanding drawings. To date, no amounts have been drawn under the letter of credit.

As of June 30, 2020, the Company had $18,564,000 in cash and cash equivalents, and $105,675,000 in marketable securities, including $38,058,000 in corporate bonds, $12,089,000 in equities, $3,983,000 in mutual funds, $7,140,000 in exchange-traded funds, $33,789,000 in government securities, and $10,616,000 in cash and money funds. The marketable securities are invested through professional investment management firms. These securities may be liquidated at any time into cash and cash equivalents.
The Company’s backlog was $11.7 million at June 30, 2020, compared to $11.9 million at June 30, 2019. The Company’s working capital (defined as current assets less current liabilities) was $154.7 million at June 30, 2020 and $150.4 million at September 30, 2019. Cash provided by operations during the nine months ended June 30, 2020 was $9,405,000. The significant purchases, sales and maturities of marketable securities shown on the condensed consolidated statements of cash flows reflect the recurring purchases and sales of United States treasury bills. Deferred income taxes decreased by $2.1 million reflecting payments of taxes due of $1.9 million on the filing of the Company’s Form 3115 with the Internal Revenue Service to reflect the revenue recognition method change to the percentage of completion method for tax purposes pursuant to Internal Revenue Code Sections 460 and 451(b). Costs and estimated earnings in excess of billings decreased $3,774,000 and customer deposits increased $733,000, reflecting the timing of revenue recognition and payments on customer contracts recognized over time, at June 30, 2020. Final payment on one plant remained open at June 30, 2020 as this customer has experienced delays in permitting and thus has not taken possession of their equipment. We anticipate payment and shipment of this plant when the customer’s permit is issued. Inventories decreased $804,000 reflecting final shipments on equipment sales recognized at a point in time prior to June 30, 2020.
Cash flows used in investing activities for the nine months ended June 30, 2020 of $1,246,000 were related to capital expenditures, primarily for new manufacturing machinery used for cutting raw materials and systems’ software.
Cash provided by financing activities of $103,000 for the nine months ended June 30, 2020 related to proceeds from the exercise of stock options.
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
Critical Accounting Policies, Estimates and Assumptions
The Company believes the following discussion addresses its most critical accounting policies, which are those that are most important to the portrayal of the financial condition and results of operations and require management’s most difficult, subjective, or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain. Accounting policies, in addition to the critical accounting policies referenced below, are presented in Note 1 to the Company’s consolidated financial statements included in the Company’s Annual Report on Form
10-K
for the year ended September 30, 2019, “Accounting Policies.”
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
Contract assets (excluding accounts receivable) under contracts with customers represent revenue recognized in excess of amounts billed on equipment sales recognized over time. These contract assets were $10,064,000 at June 30, 2020 and $13,838,000 at September 30, 2019 and are included in current assets as costs and estimated earnings in excess of billings on the Company’s condensed consolidated balance sheets at June 30, 2020 and September 30, 2019, respectively. The Company anticipates that all these contract assets at June 30, 2020, will be billed and collected within one year.
Revenues from all other contracts for the design and manufacture of equipment, for service and for parts sales, net of any discounts and return allowances, are recorded at a point in time when control of the goods or services has been transferred. Control of the goods or service typically transfers at time of shipment or upon completion of the service.
Payment for equipment under contract with customers is typically due prior to shipment. Payment for services under contract with customers is due as certain milestones are completed. Accounts receivable related to contracts with customers for equipment sales was $281,000 at June 30, 2020 and $301,000 at September 30, 2019.
Product warranty costs are estimated using historical experience and known issues and are charged to production costs as revenue is recognized.
Under certain contracts with customers, recognition of a portion of the consideration received may be deferred and recorded as a contract liability if the Company has to satisfy a future obligation, such as to provide installation assistance. There were no contract liabilities other than customer deposits at June 30, 2020 and September 30, 2019. Customer deposits related to contracts with customers were $2,651,000 at June 30, 2020 and $1,918,000 at September 30, 2019, and are included in current liabilities on the Company’s condensed consolidated balance sheets at June 30, 2020 and September 30, 2019, respectively.
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
All inventories are valued at the lower of cost or net realizable value, with cost being determined under the FIFO method and net realizable value defined as the estimated selling price of goods less reasonable costs of completion and delivery (see Note 3 to Condensed Consolidated Financial Statements). Appropriate consideration is given to obsolescence, excessive levels, deterioration, possible alternative uses and other factors in determining net realizable value. The cost of work in process and finished goods includes materials, direct labor, variable costs and overhead. The Company evaluates the need to record inventory adjustments on all inventories, including raw materials, work in process, finished goods, spare parts and used equipment. Used equipment acquired by the Company on trade-in
from customers is carried at estimated net realizable value. Unless specific circumstances warrant different treatment regarding inventory obsolescence, the cost basis of inventories three to four years old are reduced by 50%, while the cost basis of inventories four to five years old are reduced by 75%, and the cost basis of inventories greater than five years old are reduced to zero. Inventory is typically reviewed for obsolescence on an annual basis computed as of September 30, the Company’s fiscal year end. If significant known changes in trends, technology or other specific circumstances that warrant consideration occur during the year, then the impact on obsolescence is considered at that time.
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
Changes in Internal Control over Financial Reporting
The Company’s management, including the Chief Executive Officer and Principal Financial and Accounting Officer, has reviewed the Company’s internal control over financial reporting. There were no changes in the Company’s internal control over financial reporting during the quarter and nine months ended June 30, 2020 that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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
During the quarter ended June 30, 2020, there have been no material changes from the risk factors previously disclosed under Part I, Item 1A, “Risk Factors” in our Annual Report on Form
10-K,
for the year ended September 30, 2019, and Part II, Item 1A, “Risk Factors” in our Quarterly Report on
Form 10-Q,
for the quarter end March 31, 2020.
Item 6. Exhibits

Exhibit 31.1	Certification of Chief Executive Officer Pursuant to Rule 13a – 14(a) of the Securities Exchange Act of 1934, as amended

Exhibit 31.2	Certification of Chief Financial Officer Pursuant to Rule 13a – 14(a) of the Securities Exchange Act of 1934, as amended

Exhibit 32	Certifications of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U. S. C. Section 1350

Exhibit 101.1	Interactive Data File

101.INS	XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

101.SCH	XBRL Schema Document

101.CAL	XBRL Calculation Linkbase Document

101.DEF	XBRL Definition Linkbase Document

101.LAB	XBRL Label Linkbase Document

101.PRE	XBRL Presentation Linkbase Document

104	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2020, formatted in Inline XBRL (included in Exhibit 101)

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

GENCOR INDUSTRIES, INC.

/s/ John E. Elliott
John E. Elliott
Chief Executive Officer

August 6, 2020

/s/ Eric E. Mellen
Eric E. Mellen
Chief Financial Officer
(Principal Financial and Accounting Officer)

August 6, 2020