Form 10-Q/A
period 2020-06-30
GENCOR INDUSTRIES INC
filed 2020-08-10
CIK 64472

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM
10-Q/A
(Amendment No. 1)

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

Explanatory Note
Gencor Industries, Inc. (the “Company”) is filing this Amendment No. 1 on Form
10-Q/A
(the “Form
10-Q/A”)
to the Company’s Quarterly Report on Form
10-Q
for the quarter ended June 30, 2020, filed with the Securities and Exchange Commission on August 6, 2020 (the “Form
10-Q”),
solely to correct an error in certain amounts disclosed in Note 2 to the Condensed Consolidated Financial Statements.
The Form
10-Q
incorrectly stated that the changes in net unrealized gains and (losses) included in the condensed consolidated statements of income for the quarter and nine months ended June 30, 2020, were $(857,000) and $3,979,000, respectively, when it should have stated that the changes in net unrealized gains and (losses) included in the condensed consolidated statements of income for the quarter and nine months ended June 30, 2020, were $3,979,000 and $(857,000), respectively.
The Form
10-Q
also incorrectly stated that the changes in net unrealized gains and (losses) included in the condensed consolidated statements of income for the quarter and nine months ended June 30, 2019, were $3,979,000 and $(857,000), respectively, when it should have stated that the changes in net unrealized gains and (losses) included in the condensed consolidated statements of income for the quarter and nine months ended June 30, 2019, were $(123,000) and $684,000, respectively.
This Form
10-Q/A
should be read in conjunction with the Form
10-Q,
which, as amended hereby, continues to be as of the date of the Form
10-Q.
Except as specifically noted above, this Form
10-Q/A
does not amend, restate, modify or update the information in the Form
10-Q.
Accordingly, this Form
10-Q/A
does not reflect events occurring after the filing of the Form
10-Q
or amend, restate, modify or update any related or other disclosures or information contained therein. As required by Rule
12b-15
under the Securities Exchange Act of 1934, as amended, new certifications by the Company’s Chief Executive Officer and Chief Financial Officer are being filed herewith as exhibits to this Form
10-Q/A
(Exhibit 31.1, Exhibit 31.2, and Exhibit 32).

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

Changes in net unrealized gains and (losses) included in the condensed consolidated statements of income for the quarter and nine months ended June 30, 2020, were

$3,979,000
 and
$
(857,000),
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

Changes in net unrealized gains and (losses) included in the condensed consolidated statements of income for the quarter and nine months ended June 30, 2019, were $(123,000) and $684,000, respectively. There were no transfers of investments between Level 1 and Level 2 during the nine months ended June 30, 2019.
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

August 7, 2020

/s/ Eric E. Mellen
Eric E. Mellen
Chief Financial Officer
(Principal Financial and Accounting Officer)

August 7, 2020