Form 10-K
period 2020-09-30
GENCOR INDUSTRIES INC
filed 2020-12-18
CIK 64472

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10 – K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended September 30, 2020

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
of the Exchange Act:

Large Accelerated Filer	☐	Accelerated Filer	☐

Non-Accelerated Filer	☒	Smaller Reporting Company	☒

		Emerging Growth Company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule
12b-2
of the Exchange Act).    ☐  Yes    ☒  No
State the aggregate market value of the voting and
non-voting
common equity held by
non-affiliates
computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter: $109,937,000.
Indicate the number of shares outstanding of each of the registrant’s classes of Common Stock, as of the latest practicable date. As of December 11, 2020:

Common Stock ($.10 par value):	12,287,337 shares
Class B Stock ($.10 par value):	2,318,857 shares

DOCUMENTS INCORPORATED BY REFERENCE
Part III of this Form
10-K
is incorporated by reference from the Registrant’s 2021 Proxy Statement for the Annual Meeting of the Stockholders.
Introductory Note: Caution Concerning Forward-Looking Statements
This Annual Report on Form
10-K
(this “Annual Report”) and the Company’s other communications and statements may contain “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), including statements about the Company’s beliefs, plans, objectives, goals, expectations, estimates, projections and intentions. All forward-looking statements, by their nature, are subject to significant risks and uncertainties and are subject to change based on various factors, many of which are beyond the Company’s control. The Company’s actual future results may differ materially from those set forth in the Company’s forward-looking statements depending on a variety of important factors, including the financial condition of the Company’s customers, changes in the economic and competitive environments, demand for the Company’s products, the duration and scope of the coronavirus
(“COVID-19”)
pandemic, actions government entities and businesses take in response to the
COVID-19
pandemic, including mandatory business closures; the impact of the pandemic and actions taken on regional economies; and the pace of recovery when the
COVID-19
pandemic subsides. The words “may,” “could,” “should,” “would,” “believe,” “anticipate,” “estimate,” “expect,” “intend,” “plan,” “target,” “goal,” and similar expressions are intended to identify forward-looking statements.
For information concerning these factors and related matters, see “Risk Factors” in Part I, Item 1A in this Annual Report, and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II, Item 7 in this Annual Report. However, other factors besides those referenced could adversely affect the Company’s results, and you should not consider any such list of factors to be a complete set of all potential risks or uncertainties. Any forward-looking statements made by the Company herein speak as of the date of this Annual Report. The Company does not undertake to update any forward-looking statement, except as required by law.

PART I

ITEM 1	BUSINESS
General
Gencor Industries, Inc. and its subsidiaries (the “Company,” “Gencor,” “we,” “us” or “our”) is a leading manufacturer of heavy machinery used in the production of highway construction materials and environmental control equipment. The Company’s products are manufactured in the United States. The Company’s products are sold through a combination of Company sales representatives and independent dealers and agents located throughout the world.
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
In October 2020, the Company acquired the Blaw-Knox paver business from Volvo Construction Equipment North America, LLC (“Volvo CE”). The acquisition expands the Company’s product offerings by adding highway class asphalt pavers to its asphalt plant and related equipment products. Operations will continue with Blaw-Knox’s in place management and workforce.
Products
Asphalt Plants
. The Company manufactures and produces
hot-mix
asphalt plants used in the production of asphalt paving materials. The Company also manufactures related asphalt plant equipment, including hot-mix
storage silos, fabric filtration systems, cold feed bins and other plant components. The Company’s H&B (Hetherington and Berner) product line is the world’s oldest asphalt plant line, first manufactured in 1894. The Company’s subsidiary, Bituma Corporation, formerly known as Boeing Construction Company, developed the first continuous process for asphalt production. Gencor developed and patented the first counter flow drum mix technology, several adaptations of which have become the industry standard, which recaptures and burns emissions and vapors, resulting in a cleaner and more efficient process. The Company also manufactures a very comprehensive range of fully mobile batch plants.

Combustion Systems and Industrial Incinerators
. The Company manufactures combustion systems, which are large burners that can transform most solid, liquid or gaseous fuels into usable energy, or burn multiple fuels, alternately or simultaneously. Through its subsidiary General Combustion, the Company has been a significant source of combustion systems for the asphalt and aggregate drying industries since the 1950’s. The Company also manufactures combustion systems for rotary dryers, kilns, fume and liquid incinerators and fuel heaters. The Company believes maintenance and fuel costs are lower for its burners because of their superior design.
Fluid Heat Transfer Systems
. The Company’s General Combustion subsidiary manufactures the Hy-Way Heat and Beverley lines of thermal fluid heat transfer systems and specialty storage tanks for a wide array of industry uses. Thermal fluid heat transfer systems are similar to boilers, but use high temperature oil instead of water. Thermal fluid heaters have been replacing steam pressure boilers as the best method of heat transfer for storage, heating and pumping viscous materials (i.e., asphalt, chemicals, heavy oils, etc.) in many industrial and petrochemical applications worldwide. The Company believes the high-efficiency design of its thermal fluid heaters can outperform competitive units in many types of process applications.
Asphalt Pavers.
The Company manufactures asphalt pavers under the Blaw-Knox brand.

The Blaw-Knox brand dates back over a century, when in 1917 Blaw Collapsible Steel Centering Company merged with the Knox Pressed and Welded Steel Company. Blaw-Knox made its first road paving equipment in 1929. Blaw-Knox pavers are the industry leading, highway class pavers that deliver outstanding reliability and produce the highest quality rideable surfaces in the industry. Projects paved with Blaw-Knox pavers continually win industry awards for the highest quality highway pavements.
Product Engineering and Development
The Company is engaged in product engineering and development efforts to expand its product lines and to further develop more energy-efficient and environmentally friendly equipment.
Product engineering and development activities are directed toward more efficient methods of producing asphalt and lower cost fluid heat transfer systems. In addition, efforts are also focused on developing combustion systems that operate at higher efficiency and offer a higher level of environmental compatibility.
Sources of Supply and Manufacturing
Substantially all products and components sold by the Company and its subsidiaries are manufactured and assembled by the Company. The Company purchases steel, other raw materials and hardware used to manufacture its products from numerous suppliers. The Company may augment internal production by outsourcing some of its production when demand for its products exceeds its manufacturing capacity.
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
Sales and Marketing
The Company’s products and services are marketed primarily through Company-employed sales representatives and independent dealers.
Sales Backlog
The size of the Company’s backlog should not be viewed as an indicator of the Company’s quarterly or annualized revenues, due to the timing of order fulfillment of asphalt plants. The Company’s backlog, which includes orders received through the date of this filing, was $24.9 million and $27.3 million as of December 1, 2020 and December 1, 2019, respectively.

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
Employees
As of September 30, 2020, the Company had 316 full-time employees. The Company has a collective bargaining agreement covering employees at its Marquette, Iowa facility. No other employees are represented by a labor union or collective bargaining agreement.
Available Information
For further discussion concerning the Company’s business, see the information included in Item 7 (Management’s Discussion and Analysis of Financial Condition and Results of Operations) and Item 8 (Financial Statements and Supplementary Data) of this Annual Report.
The Company makes available free of charge through its website at www.gencor.com the Company’s Annual Reports on Form
10-K,
Quarterly Reports on Form
10-Q,
Current Reports on Form
8-K
and all amendments to those reports, if applicable, filed or furnished pursuant to Sections 13(a) and 15(d) of the Exchange Act, as soon as reasonably practicable after the material is electronically filed with or furnished to the Securities and Exchange Commission (“SEC”). The information posted on the website is not incorporated into this Annual Report.

ITEM 1A	RISK FACTORS
The following risk factors and other information included in this Annual Report should be carefully considered. The risks and uncertainties described below are not the only ones the Company faces. Additional risks and uncertainties not presently known to the Company, or that the Company presently deems less significant, may also impair the Company’s operations. If any of the following risks actually occur, the Company’s business operating results and financial condition could be materially adversely affected. The order of these risk factors does not reflect their relative importance or likelihood of occurrence.
The business is affected by the cyclical nature of the markets it serves and steel prices
.
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
Most highway contractors in the U.S. and Canada depend on funding by federal, provincial, state and local agencies for highway, transit and infrastructure programs. Future legislation may increase or decrease government spending, which, if decreased, could have a negative effect on the Company’s financial condition or results of operations. Federal and/or state funding allocated to infrastructure may decrease in the future.
Previously, the Company depended on one customer for a significant portion of its revenue. The loss of any relationship with a large customer, or a significant downturn in the business or financial condition of any such customer, could have adverse consequences on the Company’s future business.
The percentage of the Company’s net revenue that was derived from sales to its largest customer was 9% in fiscal 2020, 6% in fiscal 2019 and 3% in fiscal 2018. No customer accounted for 10% or more of fiscal 2020 or 2019 revenues. If the Company had customers that accounted for a significant portion of its net revenues, then the loss of any of those customers, or a significant reduction in sales to any such customer, could adversely affect the Company’s revenues and, consequently, its business.
If the Company fails to comply with requirements relating to internal control over financial reporting under Section 404 of the Sarbanes-Oxley Act, the business could be harmed and its stock price could decline.
Rules adopted by the SEC pursuant to Section 404 of the Sarbanes-Oxley Act of 2002 require the Company to assess its internal control over financial reporting annually. The rules governing the standards that must be met for management to assess its internal control over financial reporting are complex. They require significant documentation, testing, and possible remediation of any significant deficiencies in and/or material weaknesses of internal controls in order to meet the detailed standards under these rules. The Company has evaluated its internal control over financial reporting as effective as of September 30, 2020. See Item 9A – Controls and Procedures – Management’s Annual Report on Internal Control over Financial Reporting. Although the Company concluded that its internal control over financial reporting was effective as of September 30, 2020, in future fiscal years, the Company may encounter unanticipated delays or problems in assessing its internal control over financial reporting as effective or in completing its assessments by the required dates. In addition, the Company cannot be assured that, if required, its independent registered public accountants will attest that internal control over financial reporting is effective in future fiscal years. If the Company cannot assess its internal control over financial reporting as effective, investor confidence and share value may be negatively impacted.

The Company may be required to reduce its profit margins on contracts where revenues are recognized over time.
Revenues from contracts with customers for the design, manufacture and sale of custom equipment are recognized over time when the performance obligation is satisfied by transferring control of the equipment. Control of the equipment transfers over time as the equipment is unique to the specific contract and thus does not create an asset with an alternative use. Revenues and costs are recognized in proportion to actual labor costs incurred, as compared with total estimated labor costs expected to be incurred during the entire contract. As a result, revisions made to the estimates of revenues and profits are recorded in the period in which the conditions that require such revisions become known and can be estimated. Although the Company believes that its profit margins are fairly stated and that adequate provisions for losses for its fixed-price contracts are recorded in the financial statements, as required by accounting principles generally accepted in the United States of America (“GAAP”), the Company cannot assure that its estimated contract profit margins will not decrease or its estimated loss provisions will not increase materially in the future.
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
Demand for the Company’s products depends, in part, upon the level of capital expenditures by companies in the highway construction industry. The highway construction industry historically has been cyclical and vulnerable to downturns in the economy. Decreases in industry spending could have a material adverse effect upon demand for the Company’s products and negatively impact its business, financial condition, results of operations and the market price of its common stock.
The Company’s marketable securities are comprised of cash and money funds, equities, corporate bonds, mutual funds, exchange-traded funds, and government securities invested through professional investment management firms and are subject to various risks, such as interest rates, markets, and credit.
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
The principal raw material the Company uses is carbon steel which is sourced through numerous suppliers. The Company also uses select suppliers to provide proprietary components to its finished products. Although the Company believes that raw materials are readily available from alternate sources, an interruption in the supply of steel and related products or a substantial increase in the price of steel could have a material adverse effect on the Company’s production and its results of operations.

The Company is subject to government regulations.
The Company is committed to responsible environmental, social and governance (“ESG”) practices. The Company strives to be recognized as a company that achieves customer expectations safely and in a manner that rewards both its customers and its employees. The Company strives to achieve these goals through an organizational structure that provides excellent service and a reputation of integrity with the communities where it operates while providing its employees with growth opportunities in an injury-free environment.
The Company is subject to a variety of governmental regulations relating to the manufacturing of its products. Failure by the Company to comply with regulations could subject it to liabilities, or suspension of production that could have a material adverse effect on the Company’s results. Such regulations could also restrict the Company’s ability to expand its facilities, or to incur other expenses to comply with such regulations. Although the Company believes it has the design and manufacturing capability to meet all industry or governmental agency standards that may apply to its product lines, including all domestic and foreign environmental, structural, electrical and safety codes, there can be no assurance that governmental laws and regulations will not become more stringent over time, imposing greater compliance costs and increasing risks and penalties associated with a violation. The cost to the Company of such compliance to date has not materially affected its business, financial condition or results of operations. There can be no assurance, however, that violations will not occur in the future as a result of human error, equipment failure or other causes. The Company’s customers are also subject to extensive regulations, including those related to the workplace. The Company cannot predict the nature, scope or effect of governmental legislation, or regulatory requirements that could be imposed or how existing or future laws or regulations will be administered, or interpreted. Compliance with more stringent laws or regulations, as well as more vigorous enforcement policies of regulatory agencies, could require substantial expenditures by the Company and could adversely affect its business, financial condition and results of operations.
Increasing scrutiny and changing expectations from stakeholders with respect to the Company’s ESG practices may expose us to new or additional risks.
Companies across many industries are facing increasing scrutiny from stakeholders related to their ESG practices. Investor advocacy groups, certain institutional investors, investment funds and other influential investors are also increasingly focused on ESG practices and in recent years have placed increasing importance on the implications and social cost of their investments. Regardless of the industry, investors’ and stakeholders’ increased focus related to stakeholder ESG expectations and standards, which are evolving, may cause the Company to suffer from reputational damage and its business or financial condition could be adversely affected.
The Company’s management has effective voting control.
The Company’s officers beneficially own 100% of the outstanding shares of the Company’s Class B stock. The holders of the Class B stock are entitled to elect 75% (calculated to the nearest whole number, rounding five-tenths to next highest whole number) of the members of the Company’s Board of Directors. Further, approval of a majority of the holders of the Class B stock is generally required to effect a sale of the Company and certain other corporate transactions. As a result, the Class B shareholders can elect more than a majority of the Board of Directors and exercise significant influence over most matters requiring approval by the Company’s shareholders. This concentration of control may also have the effect of delaying or preventing a change in control.
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
The Company intends to retain its cash to fund its business requirements. It does not anticipate paying cash dividends on its common stock or Class B stock. Any future determination to pay cash dividends will be at the discretion of the Company’s Board of Directors and will be dependent upon existing conditions, including the financial condition and results of operations, capital requirements, contractual restrictions, business prospects, and other factors that the Board of Directors considers relevant.
Competition could reduce revenue from the Company’s products and services and cause it to lose market share.
The Company currently faces strong competition in product performance, price and service. Some of the Company’s competitors have greater financial, product development and marketing resources than the Company. If competition in the Company’s industry intensifies or if the current competitors enhance their products or lower their prices for competing products, the Company may lose sales or be required to lower the prices it charges for its products. This may reduce revenues from the Company’s products and services, lower its gross margins, or cause a loss in market share.
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
The Company’s quarterly operating results have varied significantly in the past and are likely to vary significantly from quarter to quarter in the future. As a result, the Company’s operating results may fall below the expectations of securities analysts and investors in some quarters, which could result in a decrease in the market price of its common stock. The reasons the Company’s quarterly results may fluctuate include:

•	General competitive and economic conditions;

•	Delays in, or uneven timing in, delivery of customer orders;

•	The seasonal nature of the industry;

•	The fluctuations in the market value of its securities portfolio;

•	The introduction of new products by the Company or its competitors;

•	Product supply shortages;

•	Reduced demand due to adverse weather conditions;

•	Expiration or renewal of Federal highway programs; and

•	Changes to state or Canadian provincial programs.
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
The Company’s business, results of operations, financial condition, cash flows, and the stock price of its common stock could be adversely affected by the
COVID-19
pandemic.
The Company’s business, results of operations financial condition, cash flows, and the stock price of its common stock can be adversely affected by pandemics or other public health emergencies, such as the recent outbreak of
COVID-19.
In March 2020, the WHO declared
COVID-19
as a pandemic. The
COVID-19
pandemic has resulted in governments around the world implementing increasingly stringent measures to help control the spread of the virus, including “stay at home” orders, travel restrictions, business curtailments, school closures, and other measures.
The outbreak of
COVID-19
and any preventive or protective actions taken by governmental authorities may have a material adverse effect on the Company’s operations, supply chain, customers, and transportation networks, including business shutdown or disruptions. The extent to which
COVID-19
may adversely impact the Company’s business depends on future developments, which are highly uncertain and unpredictable, depends upon the severity and duration of the outbreak and the effectiveness of actions taken globally to contain or mitigate its effect. Any resulting financial impact cannot be estimated reasonably at this time, but may materially adversely affect the Company’s business, results of operations, financial condition, and cash flows. Even after the
COVID-19
pandemic has subsided, the Company may experience materially adverse impacts to its business due to any resulting economic recession or depression. Additionally, concerns over the economic impact of
COVID-19
have caused extreme volatility in financial and other capital markets, which has and may continue to adversely impact the Company’s stock price, its ability to access capital markets, and the value of its investment portfolio. To the extent the
COVID-19
pandemic adversely affects the Company’s business and financial results it may also have the effect of heightening many of the other risks described in this Annual Report, such as those relating to the Company’s products and financial performance.
The Company may suffer adverse consequences if it is deemed an investment company under the Investment Company Act of 1940, as amended (the “Investment Company Act”).
Under Section 3(a)(1)(A) of the Investment Company Act, a company is deemed to be an investment company if it is, or holds itself out as being, engaged primarily, or proposes to engage primarily, in the business of investing, reinvesting, or trading in securities. The Company believes that it is not an investment company under Section 3(a)(1)(A) of the Investment Company Act because it does not hold itself out as being engaged primarily in the business of investing in securities. Rather, the Company has been a manufacturer of heavy equipment used in the production of asphalt for highway construction and environmental control equipment for over 50 years. The Company’s core products include asphalt plants, combustion systems, and fluid heat transfer systems. The Company is expanding its product offerings through new product introductions and its recent acquisition of an asphalt paver product line.
Under Section 3(a)(1)(C) of the Investment Company Act, a company is deemed to be an investment company if it is engaged, or proposes to engage in the business of investing, reinvesting, owning, holding, or trading in securities and owns or proposes to acquire investment securities having a value exceeding 40% of the value of its total assets (exclusive of U.S. Government securities and cash items) on an unconsolidated basis. As reflected on the Company’s balance sheet at September 30, 2020, the Company owns a significant amount of marketable securities, which include cash, cash equivalents, government and corporate bonds, mutual funds, exchange-traded funds and equities. Section 3(a)(2) defines the term “investment securities”, as used in Section 3(a)(1)(C) to include all marketable securities except government securities and cash and cash equivalents. The value of the Company’s investment securities was approximately 57% of the value of its total assets (excluding government securities and cash items) at September 30, 2020. Because of the value of its investment securities, the Company may be deemed an investment company. The Company believes that it is not an investment company under Section 3(a)(1)(C) of the Investment Company Act because it does not propose to engage in the business of investing, reinvesting, owning, holding, or trading in securities. In addition, if the Company was deemed an investment company under Section 3(a)(1)(C), it believes that it will qualify for an exemption from the definition of an investment company as it is primarily engaged in a business other than that of investing in securities. As noted above, the Company is primarily engaged in the manufacturing of heavy equipment. If the SEC or a court challenged the Company’s status as an operating company, it could incur significant legal expenses.

If the Company was deemed to be, and was required to register as an investment company, the Company would be forced to comply with the legal requirements of the Investment Company Act. As an investment company, the Company would be (i) subjected to disclosure and accounting guidance geared toward investment, rather than operating, companies; and (ii) required to undertake significant expense to meet other disclosure, reporting, and regulatory requirements to which it would be subject as a registered investment company.
The Company faces risks in connection with the acquisition of Blaw-Knox and any future acquisitions.
The Company acquired the Blaw-Knox paver product line on October 1, 2020. The success of this acquisition depends, in part, on the Company’s ability to successfully grow the business and realize anticipated benefits, including any synergies. It may take longer than expected to realize growth in the business or realize anticipated benefits, which may be smaller than the Company expects. Also, there are a number of challenges and risks involved in the Company’s ability to successfully integrate Blaw-Knox with its current business. Any of these factors could have a material adverse effect on the Company’s business, financial condition, results of operations, or cash flows.
Acquiring businesses or products that expand and/or complement the Company’s operations has been an element of its business strategy. The Company continues to evaluate potential acquisitions that may expand and/or complement its business. The Company may not be able to successfully identify attractive acquisition candidates or negotiate favorable terms in the future. Furthermore, the Company’s ability to effectively integrate any future acquisitions will depend on, among other things, the adequacy of its implementation plans, the ability of its management to oversee and operate effectively the combined operations, and the Company’s ability to achieve desired operational efficiencies. The Company’s failure to successfully integrate the operations of any business that it may acquire in the future may adversely affect our business, financial position, results of operations, or cash flows.

ITEM 1B	UNRESOLVED STAFF COMMENTS
None

ITEM 2	PROPERTIES
The following table lists the operating properties owned or leased by the Company as of September 30, 2020:

Location	Acreage	Building Square Footage	Principal Function
Marquette, Iowa	72.0	137,000	Owned offices and manufacturing - Gencor

Orlando, Florida	27.0	215,000	Owned corporate offices and manufacturing - Gencor

Chambersburg, Pennsylvania	7.4	91,500	Leased offices and manufacturing – Blaw-Knox (as of September 1, 2020)

ITEM 3	LEGAL PROCEEDINGS
The Company has various litigation and claims, either as a plaintiff or defendant, pending as of the date of this Annual Report, which have occurred in the ordinary course of business, and which may be covered in whole, or in part, by insurance. Management has reviewed all litigation matters arising in the ordinary course of business and, upon advice of legal counsel, has made provisions, not deemed material, for any probable losses and expenses of litigation.

ITEM 4	MINE SAFETY DISCLOSURES
None

PART II

ITEM 5	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
The Company’s common stock is traded on the Nasdaq Global Market under the symbol “GENC.”
The Company has not issued any securities during the prior two years that were not already registered under the Exchange Act.
As of September 30, 2020, there were 200 holders of common stock of record and 6 holders of Class B stock of record. The Company has not paid cash dividends during the last two fiscal years and has no intention to pay cash dividends in the foreseeable future.
EQUITY COMPENSATION PLANS
The following table includes information about the Company’s common and Class B stock that may be issued upon exercise of options, warrants and rights under all of the existing equity compensation plans and arrangements previously approved by security holders as of September 30, 2020:

Plan	Number of Securities to be Issued upon Exercise of Outstanding Options	Weighted-Average Exercise Price of Outstanding Options	Number of Securities Remaining Available for Future Issuance under Equity Compensation Plans

2009 Incentive Compensation Plan	252,492	$6.205	—

ITEM 7	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
“Forward-Looking” Information
This Annual Report contains certain “forward-looking statements” within the meaning of the Exchange Act, which represent the Company’s expectations and beliefs, including, but not limited to, statements concerning gross margins, sales of the Company’s products and future financing plans, income from investees and litigation. These statements by their nature involve substantial risks and uncertainties, certain of which are beyond the Company’s control. Actual results may differ materially depending on a variety of important factors, including the financial condition of the Company’s customers, changes in the economic and competitive environments, the performance of the investment portfolio and the demand for the Company’s products.
For information concerning these factors and related matters, see “Risk Factors” in Part I, Item 1A in this Annual Report. However, other factors besides those referenced could adversely affect the Company’s results, and you should not consider any such list of factors to be a complete set of all potential risks or uncertainties. Any forward-looking statements made by the Company herein speak as of the date of this Annual Report. The Company does not undertake to update any forward-looking statements, except as required by law.
Overview
Gencor is a leading manufacturer of heavy machinery used in the production of highway construction materials and environmental control equipment. The Company’s core products include asphalt plants, combustion systems, fluid heat transfer systems and asphalt pavers. The Company’s products are manufactured at three facilities in the United States.
Because the Company’s products are sold primarily to the highway construction industry, the business is seasonal in nature. Traditionally, the Company’s customers reduce their purchases of new equipment for shipment during the summer and fall months to avoid disrupting their peak season for highway construction and related repair work. The majority of orders for the Company’s products are thus received between October and February, with a significant volume of shipments occurring in the late winter and spring. The principal factors driving demand for the Company’s products are the overall economic conditions, the level of government funding for domestic highway construction and repair, Canadian infrastructure spending, the need for spare parts, fluctuations in the price of liquid asphalt, and a trend towards larger more efficient asphalt plants.
On December 4, 2015, President Obama signed into law a five-year, $305 billion transportation bill, Fixing America’s Surface Transportation Act (the “FAST Act”). The FAST Act reauthorized the collection of the 18.4 cents per gallon gas tax that is typically used to pay for transportation projects. It also included $70 billion from other areas of the federal budget to close a $16 billion annual funding deficit. The bill included spending of more than $205 billion on roads and highways over five years. The 2016 funding levels were approximately 5% above 2015 projected funding, with annual increases between 2.0% and 2.5% from 2016 through September 2020. On the eve of its expiration, a one-year
extension to the FAST Act was passed and signed into law. The one-year
extension maintains current funding levels under the FAST Act through September 2021.
California’s Senate Bill 1 (“SB1”), the Road Repair and Accountability Act of 2017, was signed into law on April 28, 2017. The legislative package invests $54 billion over the next decade to fix roads, freeways and bridges in communities across California and puts more dollars towards transit and safety. These funds will be allocated to state and local projects. Additionally, numerous other states have taken steps to increase their gas tax revenues in recent years.
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
Results of Operations
Year ended September 30, 2020 compared with the year ended September 30, 2019
Net revenue for the year ended September 30, 2020 decreased 4.8% to $77.4 million from $81.3 million for the year ended September 30, 2019. Net revenue for the fourth quarter of 2020 decreased 27.8% to $10.5 million compared to $14.5 million for the quarter ended September 30, 2019. The decrease in revenues reflects a decline in orders from prior year as the impact of the FAST Act, which was set to expire at the end of September 2020, has slowed. On the eve of its expiration, a one-year
extension to the FAST Act was passed and signed into law. The one-year
extension maintains current funding levels under the FAST Act through September 2021.
Gross profit for fiscal 2020 was 24.5% of net revenue versus 27.6% of net revenue in fiscal 2019. The reduced gross profit margins resulted from lower margins on contract jobs related to new products and overall lower production volumes.
Product engineering and development (“PED”) expenses decreased by $234,000 or 7.1% to $3,061,000 from $3,295,000 in fiscal 2019 due to reduced supplies, consulting and travel expenses. Selling, general and administrative (“SG&A”) expenses increased $709,000 or 7.3% to $10,356,000 from $9,647,000 in fiscal 2019. The higher SG&A expenses in 2020 were due to increased headcount, trade show and professional expenses. SG&A expenses as a percentage of net revenue increased to 13.4%, compared to 11.9% in the prior year.
Fiscal 2020 had operating income of $5,536,000 versus $9,470,000 in fiscal 2019 based on lower net revenues and increased selling expenses.
On October 1, 2020, the Company completed the acquisition of the Blaw-Knox paver business and associated assets, including inventory fixed assets and related intellectual property, for a purchase price of approximately $14.4 million, subject to post-closing adjustments. The acquisition expands the Company’s product offerings by adding highway class asphalt pavers to its asphalt plant and related equipment products. Operations will continue with Blaw-Knox’s current management and workforce at a manufacturing facility located in Chambersburg, Pennsylvania. The financial information included in the Management’s Discussion and Analysis of Financial Condition and Results of Operations of this Annual Report and in the accompanying Consolidated Financial Statements is that of Gencor prior to the acquisition of Blaw-Knox because the acquisition was completed after September 30, 2020, the annual period covered by the Consolidated Financial Statements included in this Annual Report. Accordingly, the historical information included in this Annual Report, unless otherwise indicated, is that of Gencor prior to the acquisition.
As of September 30, 2020 and 2019, the cost basis of the investment portfolio was $89.5 million and $104.2 million, respectively. During the fourth quarter of 2020, approximately $17.0 million of investments were liquidated. The cash was used to fund the acquisition of the Blaw-Knox paver business (see Note 12 - Subsequent Events to Consolidated Financial Statements for additional information). For both years ended September 30, 2020 and 2019, net interest and dividend income was $2.3 million. The net realized and unrealized gains (losses) on marketable securities were $(1.2) million in fiscal 2020 versus $1.0 million in fiscal 2019. The total cash, cash equivalents and investments balance at September 30, 2020 was $125.1 million, compared to the September 30, 2019 cash, cash equivalents and investments balance of $115.6 million, an increase of $9.5 million.
The effective income tax rate for fiscal 2020 was 17.2% versus 20.5% in fiscal 2019.
In fiscal 2019, the Company generated $241,000 of federal research and development tax credits (“R&D Credits”), all of which were used in fiscal 2019. In fiscal 2020, the Company generated $421,000 of R&D Credits, all of which were used. There were no R&D Credits carryforwards as of September 30, 2020 or September 30, 2019.

As of September 30, 2018, the Company had $87,000 in Florida state research and development tax credits (“Florida R&D Credits”) carryforwards. The Company did not receive any additional Florida R&D Credits in fiscal 2019 or fiscal 2020. The Company used the $87,000 of Florida R&D Credits carryforwards from fiscal 2018 in fiscal 2019. There were no Florida R&D Credits carryforwards at September 30, 2020 or September 30, 2019.
Net income for the year ended September 30, 2020 was $5,531,000 or $0.38 per diluted share versus net income of $10,196,000 or $0.69 per diluted share for the year ended September 30, 2019. The decrease in net income was primarily due to the lower net revenues, higher SG&A expenses and lower investment income.
Liquidity and Capital Resources
The Company generates capital resources through operations and returns from its investments.
The Company had no long-term debt outstanding at September 30, 2020 or 2019. As of September 30, 2020, the Company has funded $85,000 in cash deposits at insurance companies to cover collateral needs. In April 2020, a financial institution issued an irrevocable standby letter of credit (“letter of credit”) on behalf of the Company for the benefit of one of the Company’s insurance carriers. The maximum amount that can be drawn by the beneficiary under the letter of credit is $150,000. The letter of credit expires in April 2021, unless terminated earlier, and can be extended, as provided by the agreement. The Company intends to renew the letter of credit for as long as the Company does business with the beneficiary insurance carrier. The letter is collateralized by restricted cash of the same amount on any outstanding drawings. To date, no amounts have been drawn under the letter of credit.
As of September 30, 2020, the Company had $35.6 million in cash and cash equivalents, and $89.5 million in marketable securities. The marketable securities are invested through professional investment management firms. The securities may be liquidated at any time into cash and cash equivalents.
The Company’s backlog, which includes orders received through the filing date of this Annual Report, was $34.6 million at September 30, 2020 versus $36.9 million at September 30, 2019. The Company’s working capital was $153.2 million at September 30, 2020 versus $150.4 million at September 30, 2019.
The significant purchases, sales and maturities of marketable securities shown on the consolidated statements of cash flows typically reflect the frequent purchase and sale of United States treasury bills. In the fourth quarter of fiscal 2020, the Company liquidated approximately $17.0 million of its investments. The cash was used to fund the acquisition of the Blaw-Know paver product line (see Note 12 - Subsequent Events to Consolidated Financial Statements for additional information).
Year ended September 30, 2020 compared with the year ended September 30, 2019
Cash provided by operations in fiscal 2020 was $26,774,000, primarily resulting from the sale of investment securities and net income. The decrease in costs and estimated earnings in excess of billings of $7.4 million reflects the completion of customer contracts with revenues recognized over time that were open at the end of fiscal 2019 and the reduced number of such contracts open at the end of fiscal 2020. The increase in inventories of $1.7 million reflects the progress on several contract jobs where revenues are recognized at a point in time. Customer deposits increased $1.9 million, reflecting the down payments on these jobs.
Cash provided by operations in fiscal 2019 was $4,163,000, primarily resulting from net income. The increase in inventories of $3.5 million reflected the impact of a product build to meet the anticipated demand for the Company’s products at the start of fiscal 2020. The increase in costs and estimated earnings in excess of billings of $1.9 million reflects the ongoing progress on customer contracts with revenues recognized over time prior to final billing and payment of amounts due in advance of shipment. Customer deposits decreased $2.6 million, reflecting the application of down payments on those jobs.
Cash used in investing activities during the year ended September 30, 2020 of $1,595,000 and $2,104,000 for the year ended September 30, 2019, related primarily to capital expenditures for manufacturing equipment. Cash provided by financing activities of $103,000 in fiscal 2020 and $231,000 in fiscal 2019 related to proceeds from the exercise of stock options.

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
Contract assets (excluding accounts receivable) under contracts with customers represent revenue recognized in excess of amounts billed on equipment sales recognized over time. These contract assets were $6,405,000 and $13,838,000 at September 30, 2020 and 2019, respectively, and are included in current assets as costs and estimated earnings in excess of billings on the Company’s consolidated balance sheets. The Company anticipates that all of the contract assets at September 30, 2020, will be billed and collected within one year.
Revenues from all other contracts for the design and manufacture of equipment, for service and for parts sales, net of any discounts and return allowances, are recorded at a point in time when control of the goods or services has been transferred. Control of the goods or service typically transfers at time of shipment or upon completion of the service.
Payment for equipment under contract with customers is typically due prior to shipment. Payment for services under contract with customers is due as services are completed. Accounts receivable related to contracts with customers at September 30, 2020 and September 30, 2019 were $223,000 and $301,000, respectively.
Product warranty costs are estimated using historical experience and known issues and are charged to production costs as revenue is recognized.

Under certain contracts with customers, recognition of a portion of the consideration received may be deferred and recorded as a contract liability if the Company has to satisfy a future obligation, such as to provide installation assistance. There were no contract liabilities other than customer deposits at September 30, 2020 and September 30, 2019. Customer deposits related to contracts with customers were $3,853,000 and $1,918,000 at September 30, 2020 and 2019, respectively, and are included in current liabilities on the Company’s consolidated balance sheets.
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
first-out
(“LIFO”) method to the
first-in,
first-out
(“FIFO”) method. The Company believes the FIFO method improved financial reporting by better reflecting the current value of inventory on the consolidated balance sheets, by more closely aligning the flow of physical inventory with the accounting for the inventory, and by providing better matching of revenues and expenses. The change in accounting method also required the Company to make a change for U.S. income tax purposes.
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
All inventories are now valued at the lower of cost or net realizable value, with cost being determined under the FIFO method and net realizable value defined as the estimated selling price of goods less reasonable costs of completion and delivery (see Note 2 to Consolidated Financial Statements). Appropriate consideration is given to obsolescence, excessive levels, deterioration, possible alternative uses and other factors in determining net realizable value. The cost of work in process and finished goods includes materials, direct labor, variable costs and overhead. The Company evaluates the need to record inventory adjustments on all inventories, including raw materials, work in process, finished goods, spare parts and used equipment. Used equipment acquired by the Company on trade-in
from customers is carried at estimated net realizable value. Unless specific circumstances warrant different treatment regarding inventory obsolescence, an allowance is established to reduce the cost basis of inventories three to four years old by 50%, the cost basis of inventories four to five years old by 75%, and the cost basis of inventories greater than five years old to zero. Inventory is typically reviewed for obsolescence on an annual basis computed as of September 30, the Company’s fiscal year end. If significant known changes in trends, technology or other specific circumstances that warrant consideration occur during the year, then the impact on obsolescence is considered at that time.

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
Contractual Obligations
The Company had no long-term or short-term debt as of September 30, 2020 and there was no long-term debt facility in place at September 30, 2020.
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
On August 28, 2020, the Company entered into a three year operating lease for property related to the manufacturing and warehousing of the Blaw-Knox paver business which was acquired after September 30, 2020 (refer to Note 12 – Subsequent Events to Consolidated Financial Statements for additional information). The lease term is for the period September 1, 2020 through August 31, 2023.
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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Shareholders of Gencor Industries, Inc.:
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Gencor Industries, Inc. (the “Company”) as of September 30, 2020 and 2019, and the related consolidated statements of income, shareholders’ equity, and cash flows for each of the years in the two-year
period ended September 30, 2020, and the related notes (collectively referred to as the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the consolidated financial position of the Company as of September 30, 2020 and 2019, and the consolidated results of its operations and its cash flows for each of the years in the two-year
period ended September 30, 2020, in conformity with accounting principles generally accepted in the United States of America.
Basis for Opinion
These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.
Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinions.
/s/ MSL, P.A.
MSL, P.A.
Certified Public Accountants
We have served as the Company’s auditor since 2001.
Orlando, Florida
December 18, 2020

Part I. Financial Information
GENCOR INDUSTRIES, INC.
Consolidated Balance Sheets
As of September 30, 2020 and 2019

	2020	2019
ASSETS
Current assets:
Cash and cash equivalents	$35,584,000	$10,302,000
Marketable securities at fair value (cost of $89,514,000 at September 30, 2020 and $104,176,000 at September 30, 2019)	89,498,000	105,322,000
Accounts receivable, less allowance for doubtful accounts of $442,000 at September 30, 2020 and $459,000 at September 30, 2019	1,992,000	1,603,000
Costs and estimated earnings in excess of billings	6,405,000	13,838,000
Inventories, net	27,090,000	25,366,000
Prepaid expenses	1,189,000	499,000

Total current assets	161,758,000	156,930,000

Property and equipment, net	8,341,000	8,389,000
Other long-term assets	995,000	53,000

Total Assets	$171,094,000	$165,372,000

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,728,000	$1,907,000
Customer deposits	3,853,000	1,918,000
Accrued expenses	2,605,000	2,660,000
Current operating lease liabilities	328,000	—

Total current liabilities	8,514,000	6,485,000

Deferred and other income taxes	746,000	3,372,000
Non-current operating lease liabilities	614,000	—

Total liabilities	9,874,000	9,857,000

Commitments and contingencies
Shareholders’ equity:
Preferred stock, par value $.10 per share; 300,000 shares authorized; none issued	—	—
Common stock, par value $.10 per share; 15,000,000 shares authorized; 12,287,337 shares and 12,277,337 shares issued and outstanding at September 30, 2020 and 2019, respectively	1,229,000	1,228,000
Class B Stock, par value $.10 per share; 6,000,000 shares authorized; 2,318,857 shares and 2,308,857 shares issued and outstanding at September 30, 2020 and 2019, respectively	232,000	231,000
Capital in excess of par value	12,331,000	12,159,000
Retained earnings	147,428,000	141,897,000

Total shareholders’ equity	161,220,000	155,515,000

Total Liabilities and Shareholders’ Equity	$171,094,000	$165,372,000

See accompanying Notes to Consolidated Financial Statements

GENCOR INDUSTRIES, INC.
Consolidated Income Statements
For the Years Ended September 30, 2020 and 2019

	2020	2019

Net revenue	$77,420,000	$81,329,000
Cost of goods sold	58,467,000	58,917,000

Gross profit	18,953,000	22,412,000
Operating expenses:
Product engineering and development	3,061,000	3,295,000
Selling, general and administrative	10,356,000	9,647,000

Total operating expenses	13,417,000	12,942,000

Operating income	5,536,000	9,470,000

Other income (expense), net:
Interest and dividend income, net of fees	2,321,000	2,307,000
Realized and unrealized gains (losses) on marketable securities, net	(1,160,000)	1,047,000
Other	(16,000)	—

	1,145,000	3,354,000

Income before income tax expense	6,681,000	12,824,000
Income tax expense	1,150,000	2,628,000

Net income	$5,531,000	$10,196,000

Basic earnings per common share	$0.38	$0.70

Diluted earnings per common share	$0.38	$0.69

See accompanying Notes to Consolidated Financial Statements

GENCOR INDUSTRIES, INC.
Consolidated Statements of Shareholders’ Equity
For the Years Ended September 30, 2020 and 2019

	Common Stock		Class B Stock		Capital in Excess of Par Value	Retained Earnings	Total Shareholders’ Equity
	Shares	Amount	Shares	Amount

September 30, 2018 *	12,252,337	$1,225,000	2,288,857	$229,000	$11,862,000	$131,701,000	$145,017,000

Net income	—	—	—	—	—	10,196,000	10,196,000
Stock-based compensation	—	—	—	—	71,000	—	71,000
Stock options exercised	25,000	3,000	20,000	2,000	226,000	—	231,000

September 30, 2019	12,277,337	$1,228,000	2,308,857	$231,000	$12,159,000	$141,897,000	$155,515,000

Net income	—	—	—	—	—	5,531,000	5,531,000
Stock-based compensation	—	—	—	—	71,000	—	71,000
Stock options exercised	10,000	1,000	10,000	1,000	101,000	—	103,000

September 30, 2020	12,287,337	$1,229,000	2,318,857	$232,000	$12,331,000	$147,428,000	$161,220,000

See accompanying Notes to Consolidated Financial Statements

*	The balances as of September 30, 2018, have been adjusted to reflect the change in inventory accounting method, as described in Notes 1 and 2 to the Consolidated Financial Statements.

GENCOR INDUSTRIES, INC.
Consolidated Statements of Cash Flows
For the Years Ended September 30, 2020 and 2019

	2020	2019

Cash flows from operating activities:
Net income	$5,531,000	$10,196,000
Adjustments to reconcile net income to cash provided by operating activities:
Purchase of marketable securities	(131,635,000)	(188,066,000)
Proceeds from sale and maturity of marketable securities	146,122,000	188,047,000
Change in value of marketable securities	1,337,000	(1,245,000)
Deferred and other income taxes	(2,626,000)	732,000
Depreciation and amortization	1,643,000	1,600,000
Provision for doubtful accounts	50,000	175,000
Loss on disposal of assets	—	4,000
Stock-based compensation	71,000	71,000
Changes in assets and liabilities:
Accounts receivable	(439,000)	(785,000)
Costs and estimated earnings in excess of billings	7,433,000	(1,938,000)
Inventories	(1,724,000)	(3,476,000)
Prepaid expenses	(690,000)	849,000
Accounts payable	(179,000)	69,000
Customer deposits	1,935,000	(2,645,000)
Accrued expenses	(55,000)	575,000

Total adjustments	21,243,000	(6,033,000)

Cash flows provided by operating activities	26,774,000	4,163,000

Cash flows from investing activities:
Capital expenditures	(1,595,000)	(2,104,000)

Cash flows used in investing activities	(1,595,000)	(2,104,000)

Cash flows from financing activities:
Proceeds from stock option exercises	103,000	231,000

Cash flows provided by financing activities	103,000	231,000

Net increase in cash and cash equivalents	25,282,000	2,290,000
Cash and cash equivalents at:
Beginning of year	10,302,000	8,012,000

End of year	$35,584,000	$10,302,000

Non-cash investing and financing activities:
Operating lease right-of-use assets	$942,000	$—
Operating lease liabilities	942,000	—
See accompanying Notes to Consolidated Financial Statements

GENCOR INDUSTRIES, INC.
Notes to Consolidated Financial Statements
For the Years Ended September 30, 2020 and 2019
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
The Company adopted ASU 2016-02 in the first quarter of fiscal 2020. The initial adoption of ASU 2016-02 did not have a significant impact on its consolidated financial statements. During the fourth quarter of fiscal 2020, the Company entered into a new operating lease which resulted in reporting a right-of-use (“ROU”) asset and related lease liabilities of approximately $970,000 (see Note 9 – Leases)
.
In May 2017, the FASB issued ASU
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
The weighted-average shares issuable upon the exercise of stock options included in the diluted EPS calculation at September 30, 2020 were 256,000, which equates to 125,000 dilutive common stock equivalents. For the year ended September 30, 2019, the weighted-average shares issuable upon the exercise of stock options included in the diluted EPS calculation were 307,000, which equates to 157,000 dilutive common stock equivalents. Weighted-average shares issuable upon the exercise of stock options, which were not included in the diluted EPS calculation because they were anti-dilutive, were 7,000 in 2020 and zero in 2019.
The following presents the calculation of the basic and diluted EPS for the years ended September 30, 2020 and 2019:

	2020			2019
	Net Income	Shares	EPS	Net Income	Shares	EPS
Basic EPS	$5,531,000	14,595,000	$0.38	$10,196,000	14,551,000	$0.70
Common stock equivalents		125,000			157,000

Diluted EPS	$5,531,000	14,720,000	$0.38	$10,196,000	14,708,000	$0.69

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

From time to time the Company may transfer cash between its marketable securities portfolio and operating cash and cash equivalents.

The following table sets forth by level, within the fair value hierarchy, the Company’s assets measured at fair value as of September 30, 2020:

	Fair Value Measurements
	Level 1	Level 2	Level 3	Total
Equities	$11,949,000	$—	$—	$11,949,000
Mutual Funds	9,595,000	—	—	9,595,000
Exchange-Traded Funds	10,344,000	—	—	10,344,000
Corporate Bonds	—	27,877,000	—	27,877,000
Government Securities	16,147,000	—	—	16,147,000
Cash and Money Funds	13,586,000	—	—	13,586,000

Total	$61,621,000	$27,877,000	$—	$89,498,000

Net unrealized losses reported during fiscal 2020 on trading securities still held as of September 30, 2020, were $(1,091,000). There were no transfers of investments between Level 1 and Level 2 during the year ended September 30, 2020.
In the fourth quarter of fiscal 2020, the Company liquidated approximately $17.0 million of its investments.
The cash was used to fund the acquisition of the Blaw-Knox paver business and associated assets, including inventory, fixed assets and related intellectual property, from Volvo CE (see Note 12 - Subsequent Events for additional information).
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

In fiscal 2019, the Company transferred a net $2.0 million from the marketable securities portfolio to operating cash and cash equivalents.
The carrying amounts of cash and cash equivalents, accounts receivable, accounts payable, customer deposits and accrued expenses approximate fair value because of the short-term nature of these items.
Foreign Currency Transactions
Gains and losses resulting from foreign currency transactions are included in income and were not significant during the years ended September 30, 2020 and 2019.
Risk Management
Financial instruments that potentially subject the Company to concentrations of credit risk primarily consist of cash and cash equivalents, marketable securities, and accounts receivable. The Company maintains its cash accounts in various domestic financial institutions which may from time to time exceed federally insured limits. Operating cash is retained overnight in non-interest-bearing accounts which allow for offsets to treasury service charges. The marketable securities include investments in cash and money funds, mutual funds, exchange traded funds (“ETF’s”), corporate bonds, government securities and stocks through professional investment management firms. Investment securities are exposed to various risks, such as interest rate, market and credit risks.

The Company’s customers are not concentrated in any specific geographic region, but are concentrated in the road and highway construction industry. The Company extends limited credit on parts sales to its customers based upon their credit-worthiness. Generally, the Company requires a significant up-front deposit before beginning manufacturing on complete asphalt plant and component orders, and requires full payment subject to hold-back provisions prior to shipment. The Company establishes an allowance for doubtful accounts based upon the credit risk of specific customers, historical trends and other pertinent information.
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
Appropriate consideration is given to obsolescence, excessive levels, deterioration, possible alternative uses and other factors in determining net realizable value. The cost of work in process and finished goods includes materials, direct labor, variable costs and overhead. The Company evaluates the need to record inventory adjustments on all inventories, including raw material, work in process, finished goods, spare parts and used equipment. Used equipment acquired by the Company on trade-in
from customers is carried at estimated net realizable value. Unless specific circumstances warrant different treatment regarding inventory obsolescence, an allowance is established to reduce

the cost basis of inventories three to four years old by 50%,

the cost basis of inventories four to five years old by 75%, and the cost basis of inventories greater than five years old to zero. Inventory is typically reviewed for obsolescence on an annual basis computed as of September 30, the Company’s fiscal year end. If significant known changes in trends, technology or other specific circumstances that warrant consideration occur during the year, then the impact on obsolescence is considered at that time.
Changes in the allowance for slow-moving and obsolete inventories are as follows:

	2020	2019
Balance, beginning of year	$4,700,000	$4,543,000
Charged to cost of sales	401,000	304,000
Disposal of inventory, net of recoveries	(484,000)	(147,000)

Balance, end of year	$4,617,000	$4,700,000

Property and Equipment
Property and equipment are stated at cost (see Note 4). Depreciation of property and equipment is computed using the straight-line method over the estimated useful lives of the related assets, as follows:

Years
Land improvements	15
Buildings & improvements	6-40
Equipment	2-10
Impairments
Property and equipment, and intangible assets subject to amortization, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset (or asset group) may not be recoverable. An impairment loss would be recognized when the carrying amount of an asset exceeds the estimated undiscounted cash flows expected to result from the use of the asset and its eventual disposition. The amount of the impairment loss to be recorded is calculated by the excess of the asset’s carrying value over its fair value. Fair value is generally determined using a discounted cash flow analysis. No such impairment losses were recorded during the years ended September 30, 2020 and 2019.

3
0

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
The following table disaggregates the Company’s net revenue by major source for the years ended September 30, 2020 and 2019:

	2020	2019
Equipment sales recognized over time	$35,579,000	$43,489,000
Equipment sales recognized at a point in time	23,642,000	19,987,000
Parts and component sales	13,896,000	13,356,000
Freight revenue	3,983,000	4,130,000
Other	320,000	367,000

Net revenue	$77,420,000	$81,329,000

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
Contract assets (excluding accounts receivable) under contracts with customers represent revenue recognized in excess of amounts billed on equipment sales recognized over time. These contract assets were $6,405,000 and $13,838,000 at September 30, 2020 and 2019, respectively, and are included in current assets as costs and estimated earnings in excess of billings on the Company’s consolidated balance sheets. The Company anticipates that all of the contract assets at September 30, 2020, will be billed and collected within one year.
Revenues from all other contracts for the design and manufacture of equipment, for service and for parts sales, net of any discounts and return allowances, are recorded at a point in time when control of the goods or services has been transferred. Control of the goods or service typically transfers at time of shipment or upon completion of the service.
Payment for equipment under contract with customers is typically due prior to shipment. Payment for services under contract with customers is due as
s
ervices
 are completed. Accounts receivable related to contracts with customers for equipment sales were $223,000 and $301,000 at September 30, 2020 and September 30, 2019, respectively.
Product warranty costs are estimated using historical experience and known issues and are charged to production costs as revenue is recognized.
Changes in the accrual for warranty and related costs are composed of the following:

	2020	2019
Balance, beginning of year	$277,000	$400,000
Warranties issued	375,000	140,000
Warranties settled	(353,000)	(263,000)

Balance, end of year	$299,000	$277,000

Provisions for estimated returns and allowances, and other adjustments are provided for in the same period the related sales are recorded. Returns and allowances, which reduce product revenue, are estimated using historical experience.
Under certain contracts with customers, recognition of a portion of the consideration received may be deferred and recorded as a contract liability if the Company has to satisfy a future obligation, such as to provide installation assistance. There were no contract liabilities other than customer deposits at September 30, 2020 and September 30, 2019. Customer deposits related to contracts with customers were $3,853,000 and $1,918,000 at September 30, 2020 and 2019, respectively, and are included in current liabilities on the Company’s consolidated balance sheets.
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
Changes in the allowance for doubtful accounts are composed of the following:

	2020	2019
Balance, beginning of year	$459,000	$313,000
Provision for doubtful accounts	50,000	175,000
Provision for estimated returns and allowances	205,000	315,000
Uncollectible accounts written off	(5,000)	(71,000)
Returns and allowances issued	(267,000)	(273,000)

Balance, end of year	$442,000	$459,000

Shipping and Handling Costs
Shipping and handling costs are included in production costs in the consolidated income statements.
Income Taxes
Income taxes are provided for the tax effects of transactions reported in the consolidated financial statements and primarily consist of taxes currently due, plus deferred taxes
(see Note 6 – Income Taxes).
The Company recognizes deferred tax liabilities and assets for the expected future tax consequences of events that have been included in the consolidated financial statements or tax returns using current tax rates. The Company and its domestic subsidiaries file a consolidated federal income tax return.
Deferred tax assets and liabilities are measured using the rates expected to apply to taxable income in the years in which the temporary differences are expected to reverse and the credits are expected to be used. The effect on deferred tax assets and liabilities of the change in tax rates is recognized in income in the period that includes the enactment date. All available evidence, both positive and negative, is considered to determine whether, based on the weight of that evidence, the Company is more likely than not to realize the benefit of a deferred tax asset and whether a valuation allowance is needed for some portion or all of a deferred tax asset. No such valuation allowances were recorded as of September 30, 2020 and 2019.

The Company’s income tax provision is based on management’s estimate of the effective tax rate for the full year. The tax provision in any period will be affected by, among other things, permanent, as well as temporary differences in the deductibility of certain items, in addition to changes in tax legislation. As a result, the Company may experience significant fluctuations in the effective book tax rate (that is, its tax expense divided by pre-tax
book income) from period to period. The Company’s effective tax rates for fiscal 2020 and 2019 reflect the impact of the reduced rates under the U.S. Tax Cuts and Jobs Act (the “Tax Reform Act) which was signed into law on December 22, 2017.
Comprehensive Income
For the years ended September 30, 2020 and 2019, other comprehensive income is equal to net income.
Reporting Segments and Geographic Areas
The Company has one reportable segment. For fiscal 2020 and 2019, total revenues of $77,420,000 and $81,329,000, and total long-term assets of $9,336,000 and $8,442,000, respectively, were attributed to the United States. Revenues are attributed to geographic areas based on the location of the assets producing the revenues.
Customers with 10% (or greater) of Net Revenues
No customer accounted for 10% or more of fiscal 2020 or 2019 net revenues.
Subsequent Events
Management has evaluated events occurring from September 30, 2020 through the date these consolidated financial statements were filed with the Securities and Exchange Commission for proper recording and disclosure herein.
On October 1, 2020, the Company acquired the Blaw-Knox
paver business and associated assets, including inventory, fixed assets and related intellectual property, from Volvo CE. The acquisition was accounted for as a business combination under ASC 805, “Business Combinations.” The purchase price of approximately $14.4 million was funded by cash on hand
 (see Note 12 - Subsequent Events for additional information).
NOTE 2 - INVENTORIES
Inventories are valued at the lower of cost or net realizable value. During the fourth quarter of fiscal 2019, the Company changed its method for accounting for cost of inventories from the LIFO method to the FIFO method. The Company believes the FIFO method improves financial reporting by better reflecting the current value of inventory on the consolidated balance sheets, by more closely aligning the flow of physical inventory with the accounting for the inventory, and by providing better matching of revenues and ex
p
enses.
Net inventories consist of the following:

	September 30,
	2020	2019
Raw materials	$14,607,000	$14,158,000
Work in process	3,633,000	1,397,000
Finished goods	8,810,000	9,811,000
Used equipment	40,000	—

Inventories, net	$27,090,000	$25,366,000

Slow-moving and obsolete inventory reserves were $4,617,000 and $4,700,000 at September 30, 2020 and 2019, respectively.

NOTE 3 - COSTS AND ESTIMATED EARNINGS IN EXCESS OF BILLINGS
Costs and estimated earnings in excess of billings on uncompleted contracts as of September 30, 2020 and 2019 consisted of the following:

	September 30,
	2020	2019
Costs incurred on uncompleted contracts	$10,390,000	$18,707,000
Estimated earnings	4,680,000	9,063,000

	15,070,000	27,770,000
Billings to date	8,665,000	13,932,000

Costs and estimated earnings in excess of billings	$6,405,000	$13,838,000

NOTE 4 - PROPERTY AND EQUIPMENT
Property and equipment consist of the following as of September 30, 2020 and 2019:

	September 30,
	2020	2019
Land and improvements	$3,323,000	$3,323,000
Buildings and improvements	13,547,000	13,462,000
Equipment	16,305,000	14,809,000

	33,175,000	31,594,000
Less: Accumulated depreciation and amortization	(24,834,000)	(23,205,000)

Property and equipment, net	$8,341,000	$8,389,000

Property and equipment includes approximately $14,300,000 and $12,866,000 of fully depreciated assets, which remained in service during fiscal 2020 and 2019, respectively.
NOTE 5 - ACCRUED EXPENSES
Accrued expenses consist of the following as of September 30, 2020 and 2019:

	September 30,
	2020	2019
Payroll and related accruals	$1,608,000	$1,759,000
Warranty and related accruals	299,000	277,000
Professional fees	247,000	205,000
Income tax accruals	225,000	175,000
Other	226,000	244,000

Accrued expenses	$2,605,000	$2,660,000

NOTE 6 - INCOME TAXES
The provision for income tax expense consists of:

	Year Ended September 30,
	2020	2019
Current:
Federal	$3,430,000	$2,297,000
State	346,000	148,000

Total current	3,776,000	2,445,000

Deferred:
Federal	(2,436,000)	52,000
State	(190,000)	131,000

Total deferred	(2,626,000)	183,000

Income tax expense	$1,150,000	$2,628,000

A reconciliation of the federal statutory tax rate to the total tax provision is as follows:

	Year Ended September 30,
	2020	2019
Federal income taxes computed at the statutory rate	21.0%	21.0%
State income taxes, net of federal benefit	1.3%	1.6%
Research & development tax refunds & credits	(6.3%)	(1.9%)
Dividend received deduction	(1.2%)	(0.6%)
263A Section 481(a) adjustment	1.5%	—
Other, net	0.9%	0.4%

Effective income tax rate	17.2%	20.5%

Deferred income tax assets and liabilities consist of the following:

	September 30,
	2020	2019
Deferred Tax Assets:
Accrued liabilities and reserves	$340,000	$344,000
Allowance for doubtful accounts	98,000	104,000
Inventory	369,000	98,000
Stock-based compensation	81,000	82,000
Net operating losses carryforwards	5,000	7,000

Gross Deferred Income Tax Assets	893,000	635,000

Deferred and Other Tax Liabilities:
Domestic international sales corporation	(329,000)	(464,000)
Percentage of completion	—	(2,048,000)
Property and equipment	(1,158,000)	(1,080,000)
Unrealized gain on investments	(2,000)	(265,000)
Unrecognized tax benefits	(150,000)	(150,000)

Gross Deferred and Other Income Tax Liabilities	(1,639,000)	(4,007,000)

Net Deferred and Other Income Tax Assets (Liabilities)	$(746,000)	$(3,372,000)

Total income taxes paid in fiscal 2020 and 2019 were $3,850,000 and $1,150,000, respectively. The fiscal 2020 income taxes paid includes $2,050,000 of tax payments due on the filing of the Company’s Form 3115 with the Internal Revenue Service to reflect the revenue recognition method change to the percentage of completion method for tax purposes pursuant to Internal Revenue Code Sections 460 and 451(b).
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
Significant judgment is required in evaluating the Company’s uncertain tax position and determining the Company’s provision for taxes. Although the Company believes the reserves of unrecognized tax benefits (“UTB’s”) are reasonable, no assurance can be given that the final outcome of these matters will not be different from that which is reflected in the Company’s historical income tax provision and accruals. The Company adjusts these reserves in light of changing facts and circumstances. As of September 30, 2020 and 2019, the Company had UTB’s of $150,000. There were no additional accruals of UTB’s during fiscal years ended September 30, 2020 and 2019.
The Company recognizes interest and penalties accrued related to UTB’s as a component of income tax expense. There were no additional accruals of interest expense nor penalties during fiscal years ended September 30, 2020 and 2019. It is reasonably possible that the amount of the UTB’s with respect to certain unrecognized tax positions will increase or decrease during the next 12 months.
The Company does not expect the change to have a material effect on its results of operations or its financial position. The only expected potential reason for change would be the ultimate results stemming from any examinations by taxing authorities. If recognized, the entire amount of UTB’s would have an impact on the Company’s effective income tax rate.
The effective income tax rate for fiscal 2020 was 17.2% versus 20.5% in fiscal 2019.
In fiscal 2019, the Company generated $241,000 of federal research and development credits (“R&D Credits”), all of which were used. In fiscal 2020, the Company generated $421,000 of R&D Credits, all of which were used. There were no R&D Credits carryforwards as of September 30, 2020.
As of September 30, 2018, the Company had $87,000 in Florida state research and development tax credits (“Florida R&D Credits”) carryforwards. The Company did not receive any additional Florida R&D Credits in fiscal 2020 or fiscal 2019. The Company used the $87,000 of Florida R&D Credits carryforwards from fiscal 2018 in fiscal 2019. There were no Florida R&D Credits carryforwards at September 30, 2020.
The Company files U.S. federal income tax returns, as well as Florida and Iowa income tax returns. The Company’s U.S. federal income tax returns filed for tax years prior to fiscal year ended September 30, 2017 are generally no longer subject to examination by taxing authorities due to the expiration of the statute of limitations.
NOTE 7 - RETIREMENT BENEFITS
The Company has a voluntary 401(k) employee benefit plan, which covers all eligible, domestic employees. The Company makes discretionary matching contributions subject to a maximum level, in accordance with the terms of the plan. The Company charged approximately $290,000 and $282,000 to expense under the provisions of the plan during the years ended September 30, 2020 and 2019, respectively.
NOTE 8 - LONG-TERM DEBT AND ARRANGEMENTS WITH FINANCIAL INSTITUTIONS
The Company had no long-term debt outstanding at September 30, 2020 or 2019. The Company does not currently require a credit facility.
As of September 30, 2020, total cash deposits with insurance companies covering collateral needs were $85,000.

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
NOTE 9 - LEASES
The Company leases certain equipment under non-cancelable operating leases. Future minimum rental payments under these leases at September 30, 2020 are immaterial. Total rental expense for the fiscal years ended September
30, 2020 and 2019 was $37,000 and $40,000, respectively.
On August 28, 2020, the Company entered into a
three-year
operating lease for property related to the manufactur
ing
 and warehousing of the Blaw-Knox
paver business
which was acquired after September 30, 2020 (refer to Note 12 – Subsequent Events for additional information
). The lease term is for the period September 1, 2020 through August 31, 2023. In accordance with ASU 2016-02, the Company recorded a ROU asset totaling
 $970,000
and
related lease liabilities at inception.
For the year ended September 30, 2020, operating lease cost was
$28,000 which was accrued at September 30, 2020 and paid in October 2020. There were no cash payments related to this operating lease in fiscal 2020.
Other information concerning the Company’s operating lease accounted for under ASC 842 guidelines is as follows:

As of September 30, 2020
Operating lease ROU asset included in other long-term assets	$942,000
Current operating lease liability	328,000
Non-current operating lease liability	614,000
Weighted average remaining lease term (in years)	2.92
Weighted average discount rate used in calculating ROU asset	4.0%
Future annual minimum lease payments as of September 30, 2020 are as follows:

Fiscal Year	Annual Lease Payments
2021	$335,000
2022	343,000
2023	322,000

Total	1,000,000
Less interest	(58,000)

Present value of lease liabilities	$942,000

NOTE 10 - COMMITMENTS AND CONTINGENCIES
Litigation
The Company is involved in legal proceedings arising out of the normal course of business, none of which we believe will have a material adverse effect on our business, financial condition or results of operations. Claims made in the ordinary course of business may be covered in whole or in part by insurance.
COVID-19
Pandemic
The Company continues to monitor and evaluate the risks to public health and the slowdown in overall business activity related to the novel coronavirus
(“COVID-19”)
pandemic, including impacts on its employees, customers, suppliers and financial results. As of the date of issuance of these Consolidated Financial Statements, the Company’s operations have not been significantly impacted. However, the full impact of the
COVID-19
pandemic continues to evolve subsequent to the quarter and year ended September 30, 2020 and as of the date these Consolidated Financial Statements are issued. As such, the full magnitude that the
COVID-19
pandemic will have on

the Company’s financi
a
l condition and future results of operations is uncertain. Management is actively monitoring the situation on the Company’s financial condition, operations, suppliers, industry, customers, and workforce. As the spread of
COVID-19
continues, the Company’s ability to meet customer demands for products may be impacted or its customers may experience adverse business consequences due to
COVID-19.
Reduced demand for products or ability to meet customer demand (including as a result of disruptions at the Company’s suppliers) could have a material adverse effect on its business operations and financial performance.
NOTE 11 - SHAREHOLDERS’ EQUITY AND STOCK-BASED COMPENSATION
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
Stock-Based Compensation
On March 17, 2009, the shareholders of the Company approved the 2009 Incentive Compensation Plan (the “2009 Plan”). The 2009 Plan provides that the total number of shares of Company stock that may be subject to the granting of awards under the 2009 Plan (“Awards”)
equals
800,000 shares of common stock and 160,000 shares of Class B stock
, subject to adjustment pursuant to the terms of
the 2009 Plan. Persons eligible to receive Awards under the 2009 Plan include employees, directors, consultants and other persons who provide services to the Company. The 2009 Plan imposes individual limitations on the amount of certain Awards, in part, to comply with Internal Revenue Code, Section 162(m).
As of September 30, 2020
 and 2019
, all outstanding common stock options
 issued under the 2009 Plan
had been fully vested. These options amounted to 177,492 at September 30, 2020. As long as the employees remain
employed by the Company, these options are exercisable through October 1, 2021.
As of September 30, 2020
 and 2019
, 45,000 outstanding Class B stock options
issued under the 2009 Plan
were fully vested and are exercisable through October 1, 2021 as long as the employee remains employed by the Company. In addition, 30,000 outstanding Class B stock options issued under the 2009 Plan
were fully vested
at September 30, 2020, and were 75% vested as of September 30, 2019, and are exercisable through September 26, 2026 as long as the employee remains employed by the Company.
As of September 30, 2020,

no
options
 are available for granting of Awards under the 2009 Plan.

Th
e
following table summarizes option activity under the
2009
Plan:

	Number of Shares	Average Exercise Price Per Share
Options outstanding at September 30, 2018	317,492	$5.984
Options exercised during fiscal 2019	(45,000)	$5.126

Options outstanding at September 30, 2019	272,492	$6.126
Options exercised during fiscal 2020	(20,000)	$5.126

Options outstanding at September 30, 2020	252,492	$6.205

No
options were granted, forfeited or cancelled during the years ended September 30, 2020 or September 30, 2019. The weighted average remaining contractual life on the options outstanding as of September 30, 2020 is
 1.6 years under the 2009 Plan.
NOTE 12 - SUBSEQUENT EVENTS
O
n
October 1, 2020, the Company acquired the Blaw-Knox paver business and associated assets, including inventory, fixed assets and related intellectual property, from Volvo CE
.
The acquisition was accounted for as a business combination under ASC 805, “Business Combinations.” The purchase price of approximately $14.4 million, which is subject to post-closing adjustments, was funded by cash on hand.
Due to COVID-19 constraints, as well as limited time since the acquisition date, the Company is still in the process of completing the initial accounting for the business combination. As a result, the specific amounts for the major classes of assets acquired are not provided. There were no liabilities assumed.
This acquisition provides the Company entry into the hot mix paver segment of the asphalt industry.

ITEM 9	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None

ITEM 9A	CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
The Company’s Chief Executive Officer and Chief Financial Officer evaluated the effectiveness of the design and operation of the Company’s “disclosure controls and procedures” (as defined in Rule
13a-15(e)
under the Exchange Act) as of the end of the period covered by this Annual Report. Based upon that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that, as of the end of the period covered by this Annual Report, the Company’s disclosure controls and procedures are effective.
Because of inherent limitations, the Company’s disclosure controls and procedures, no matter how well designed and operated, can provide only reasonable, and not absolute, assurance that the objectives of such disclosure controls and procedures are met and no evaluation can provide absolute assurance that all control issues and instances of fraud, if any, within the Company has been detected.
As of the end of the period covered by this Annual Report, the Company conducted an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Exchange Act Rules
13a-15(b).
Based on this evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of September 30, 2020.
Management’s Annual Report on Internal Control over Financial Reporting
This Annual Report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to rules of the SEC that permit the Company to provide only management’s report in this Annual Report.
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
In order to ensure that the Company’s internal control over financial reporting is effective, management regularly assesses such controls and did so most recently as of September 30, 2020. This assessment was based on criteria for effective internal control over financial reporting described in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management believes the Company maintained effective internal control over financial reporting as of September 30, 2020
Changes in Internal Control over Financial Reporting
The Company’s management, including the Chief Executive Officer and Chief Financial Officer, has reviewed the Company’s internal control over financial reporting. There were no changes in the Company’s internal control over financial reporting during the year ended September 30, 2020 that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B	OTHER INFORMATION
None
PART III

ITEM 10	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The information required by this Item 10 is incorporated herein by reference to the Company’s Definitive Proxy Statement for the 2021 Annual Meeting of Stockholders.

ITEM 11	EXECUTIVE COMPENSATION
The information required by this Item 11 is incorporated herein by reference to the Company’s Definitive Proxy Statement for the 2021 Annual Meeting of Stockholders.

ITEM 12	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The information required by this Item 12 is incorporated herein by reference to the Company’s Definitive Proxy Statement for the 2021 Annual Meeting of Stockholders.

ITEM 13	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
The information required by this Item 13 is incorporated herein by reference to the Company’s Definitive Proxy Statement for the 2021 Annual Meeting of Stockholders.

ITEM 14	PRINCIPAL ACCOUNTING FEES AND SERVICES
The information required by this Item 14 is incorporated herein by reference to the Company’s Definitive Proxy Statement for the 2021 Annual Meeting of Stockholders.

PART IV

ITEM 15	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)
A listing of financial statements and financial statement schedules filed as part of this Annual Report and which financial statements and schedules are incorporated into this report by reference, is set forth in the “Index to Financial Statements and Financial Statement Schedules” in Item 8 hereof.

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
10-K
for the year ended December 31,
1987(P)

4.1	Form of Common Stock certificate, incorporated by reference to Exhibit 4.1 to Registration No. 33-627(P)

4.2	Description of Securities Registered under Section 12 of the Securities Exchange Act of 1934, as amended	X

10.1	The Company’s 2009 Incentive Compensation Plan, as incorporated by reference to the Company’s 2009 Proxy Statement filed with the Securities and Exchange Commission on Schedule 14A on January 28, 2009

10.2	Form of Agreement for Nonqualified Stock Options granted in 1986, incorporated by reference to the Annual Report on Form 10-K for the year ended December 31, 1986(P)

10.3	1997 Stock Option Plan incorporated by reference to Exhibit A to the Company’s Proxy Statement on 14A, filed March 3, 1997

10.4	First Amendment to the Stock Option Plan Agreement incorporated by reference to Exhibit 10.12 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2006

21.1	Subsidiaries of the Registrant	X

23.1	Consent of Independent Registered Public Accountants	X

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a – 14(a) of the Securities Exchange Act of 1934, as amended	X

31.2	Certification of Chief Financial Officer Pursuant to Rule 13a – 14(a) of the Securities Exchange Act of 1934, as amended	X

32.1	Certifications of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U. S. C. Section 1350	X

EXHIBIT NUMBER	DESCRIPTION	FILED HEREWITH

101.INS	XBRL Instance Document	X

101.SCH	XBRL Taxonomy Extension Schema	X

101.CAL	XBRL Taxonomy Extension Calculation Linkbase	X

101.DEF	XBRL Taxonomy Extension Definition Linkbase	X

101.LAB	XBRL Taxonomy Extension Label Linkbase	X

101.PRE	XBRL Taxonomy Extension Presentation Linkbase	X

ITEM 16	FORM 10-K SUMMARY
None

SIGNATURES
Pursuant to the requirements of Sections 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Annual Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: December 18, 2020	GENCOR INDUSTRIES, INC.
(Registrant)

/s/ John E. Elliott
John E. Elliott
Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated. The signatures of Directors constitute a majority of Directors.

/s/ E.J. Elliott		/s/ John E. Elliott
E.J. Elliott	December 18, 2020	John E. Elliott	December 18, 2020
Chairman		Chief Executive Officer
(Principal Executive Officer)

/s/ Marc G. Elliott		/s/ Eric E. Mellen
Marc G. Elliott	December 18, 2020	Eric E. Mellen	December 18, 2020
President		Chief Financial Officer
(Principal Financial and Accounting Officer)

/s/ James P. Sharp		/s/ General John G. Coburn
James P. Sharp	December 18, 2020	Gen. John G. Coburn	December 18, 2020
Director		Director

/s/ David A. Air
David A. Air	December 18, 2020
Director