Form 10-Q
period 2020-12-31
GENCOR INDUSTRIES INC
filed 2021-02-12
CIK 64472

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM
10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 2020
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD:
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
12b-2
of the Exchange Act).    Yes  ☐    No  ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at January 29, 2021
Common stock , $.10 par value	12,287,337 shares
Class B stock, $.10 par value	2,318,857 shares

GENCOR INDUSTRIES, INC.

Caution Concerning Forward-Looking Statements
This Quarterly Report on Form
10-Q
(this “Quarterly Report”) and the Company’s other communications and statements may contain certain “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), including statements about the Company’s beliefs, plans, objectives, goals, expectations, estimates, projections and intentions. These statements are subject to significant risks and uncertainties and are subject to change based on various factors, many of which are beyond the Company’s control. Actual results may differ materially depending on a variety of important factors, including the financial condition of the Company’s customers, changes in the economic and competitive environments, demand for the Company’s products, the duration and scope of the novel coronavirus
(“COVID-19”)
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
For information concerning these factors and related matters, see the following sections of the Company’s Annual Report on Form
10-K
for the year ended September 30, 2020: (a) Part I, Item 1A, “Risk Factors” and (b) Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations”. However, other factors besides those referenced could adversely affect the Company’s results, and you should not consider any such list of factors to be a complete set of all potential risks or uncertainties. Any forward-looking statements made by the Company herein speak as of the date of this Quarterly Report. The Company does not undertake to update any forward-looking statements, except as required by law.
Unless the context otherwise indicates, all references in this Quarterly Report to the “Company,” “Gencor,” “we,” “us,” or “our,” or similar words are to Gencor Industries, Inc. and its subsidiaries.

Part I. Financial Information
Item 1. Financial Statements
GENCOR INDUSTRIES, INC.
Condensed Consolidated Balance Sheets

	December 31, 2020 (Unaudited)	September 30, 2020
ASSETS
Current assets:
Cash and cash equivalents	$23,957,000	$35,584,000
Marketable securities at fair value (cost of $90,158,000 at December 31, 2020 and $89,514,000 at September 30, 2020)	92,049,000	89,498,000
Accounts receivable, less allowance for doubtful accounts of $360,000 at December 31, 2020 and $442,000 at September 30, 2020	2,764,000	1,992,000
Costs and estimated earnings in excess of billings	4,709,000	6,405,000
Inventories, net	35,473,000	27,090,000
Prepaid expenses	1,114,000	1,189,000

Total current assets	160,066,000	161,758,000

Property and equipment, net	12,087,000	8,341,000
Other long-term assets	1,159,000	995,000

Total Assets	$173,312,000	$171,094,000

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$3,224,000	$1,728,000
Customer deposits	2,697,000	3,853,000
Accrued expenses	2,386,000	2,605,000
Current operating lease liabilities	420,000	328,000

Total current liabilities	8,727,000	8,514,000
Deferred and other income taxes	1,128,000	746,000
Non-current operating lease liabilities	686,000	614,000

Total liabilities	10,541,000	9,874,000

Commitments and contingencies
Shareholders’ equity:
Preferred stock, par value $.10 per share; 300,000 shares authorized; none issued	—	—
Common stock, par value $.10 per share; 15,000,000 shares authorized; 12,287,337 shares issued and outstanding at December 31, 2020 and September 30, 2020	1,229,000	1,229,000
Class B Stock, par value $.10 per share; 6,000,000 shares authorized; 2,318,857 shares issued and outstanding at December 31, 2020 and September 30, 2020	232,000	232,000
Capital in excess of par value	12,331,000	12,331,000
Retained earnings	148,979,000	147,428,000

Total shareholders’ equity	162,771,000	161,220,000

Total Liabilities and Shareholders’ Equity	$173,312,000	$171,094,000

See accompanying Notes to Condensed Consolidated Financial Statements

GENCOR INDUSTRIES, INC.
Condensed

Consolidated Income Statements
For the Quarters Ended December 31, 2020 and 2019
(Unaudited)

	2020	2019
Net revenue	$18,964,000	$18,030,000
Cost of goods sold	15,983,000	13,710,000

Gross profit	2,981,000	4,320,000
Operating expenses:
Product engineering and development	845,000	766,000
Selling, general and administrative	3,194,000	2,382,000

Total operating expenses	4,039,000	3,148,000

Operating income (loss)	(1,058,000)	1,172,000
Other income (expense), net:
Interest and dividend income, net of fees	804,000	632,000
Realized and unrealized gains on marketable securities, net	2,193,000	1,317,000
Other	—	(10,000)

	2,997,000	1,939,000

Income before income tax expense	1,939,000	3,111,000
Income tax expense	388,000	622,000

Net income	$1,551,000	$2,489,000

Basic earnings per common share	$0.11	$0.17

Diluted earnings per common share	$0.11	$0.17

See accompanying Notes to Condensed Consolidated Financial Statements

GENCOR INDUSTRIES, INC.
Condensed Consolidated Statements of Shareholders’ Equity
(Unaudited)

For the Quarter Ended December 31, 2020
	Common Stock		Class B Stock		Capital in Excess of Par Value	Retained Earnings	Total Shareholders’ Equity
	Shares	Amount	Shares	Amount
September 30, 2020	12,287,337	$1,229,000	2,318,857	$232,000	$12,331,000	$147,428,000	$161,220,000
Net income	—	—	—	—	—	1,551,000	1,551,000

December 31, 2020	12,287,337	$1,229,000	2,318,857	$232,000	$12,331,000	$148,979,000	$162,771,000

For the Quarter Ended December 31, 2019
	Common Stock		Class B Stock		Capital in Excess of Par Value	Retained Earnings	Total Shareholders’ Equity
	Shares	Amount	Shares	Amount
September 30, 2019	12,277,337	$1,228,000	2,308,857	$231,000	$12,159,000	$141,897,000	$155,515,000
Net income	—	—	—	—	—	2,489,000	2,489,000
Stock-based compensation	—	—	—	—	18,000	—	18,000

December 31, 2019	12,277,337	$1,228,000	2,308,857	$231,000	$12,177,000	$144,386,000	$158,022,000

See accompanying Notes to Condensed Consolidated Financial Statements

GENCOR INDUSTRIES, INC.
Condensed Consolidated Statements of Cash Flows
For the Quarters Ended December 31, 2020 and 2019
(Unaudited)

	2020	2019
Cash flows from operating activities:
Net income	$1,551,000	$2,489,000
Adjustments to reconcile net income to cash provided by operating activities:
Purchase of marketable securities	(33,191,000)	(35,313,000)
Proceeds from sale and maturity of marketable securities	32,680,000	34,659,000
Change in value of marketable securities	(2,040,000)	(1,256,000)
Deferred and other income taxes	382,000	(1,657,000)
Depreciation and amortization	586,000	418,000
Stock-based compensation	—	18,000
Changes in assets and liabilities:
Accounts receivable	(772,000)	(59,000)
Costs and estimated earnings in excess of billings	1,696,000	455,000
Inventories (excluding the effect of the Blaw-Knox acquisition)	2,617,000	(325,000)
Prepaid expenses	75,000	(955,000)
Accounts payable	1,496,000	807,000
Customer deposits	(1,156,000)	3,003,000
Accrued expenses	(219,000)	1,763,000

Total adjustments	2,154,000	1,558,000

Cash flows provided by operating activities	3,705,000	4,047,000

Cash flows from investing activities:
Acquisition of Blaw-Knox	(14,400,000)	—
Capital expenditures	(932,000)	(6,000)

Cash flows used in investing activities	(15,332,000)	(6,000)

Net increase (decrease) in cash and cash equivalents	(11,627,000)	4,041,000
Cash and cash equivalents at:
Beginning of year	35,584,000	10,302,000

End of year	$23,957,000	$14,343,000

Non-cash investing and financing activities:
Operating lease right-of-use assets	$254,000	$—
Operating lease liabilities	$254,000	$—
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
10-Q
and Article 10 of Regulation
S-X.
Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all material adjustments (consisting of normal, recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the quarter ended December 31, 2020 are not necessarily indicative of the results that may be expected for the year ending September 30, 2021.
The accompanying Condensed Consolidated Balance Sheet at September 30, 2020 has been derived from the audited financial statements at that date but does not include all of the information and notes required by generally accepted accounting principles for complete financial statements.
On October 1, 2020, the Company acquired the Blaw-Knox paver product line and associated assets, including inventory, fixed assets and related intellectual property, from Volvo Construction Equipment North America, LLC (“Volvo CE”). The acquisition provides the Company entry into the asphalt paver sector of the asphalt industry. The acquisition was accounted for as a business combination under ASC 805, “Business Combinations.” The initial purchase price of approximately
$14.4 million, which is subject to post-closing adjustments, was funded by cash on hand. The initial accounting for the business combination included $11.0 million in inventory and $3.4 million in fixed assets. Due to
COVID-19
constraints, the Company is in the process of finalizing the post-closing adjustments. There were no liabilities assumed. The accompanying condensed consolidated financial statements as of December 31, 2020, include the assets, liabilities and operating results of Blaw-Knox for the quarter then ended. There were no revenues generated by Blaw-Knox during the quarter ended December 31, 2020, as the facility is being readied to begin production.
For further information, refer to the consolidated financial statements and notes thereto included in the Gencor Industries, Inc. Annual Report on Form
10-K
for the year ended September 30, 2020.
Recent Accounting Pronouncements
In February 2016, the FASB issued ASU No.
2016-02,
 Leases
 (Topic 842) (“ASU
2016-02”).
With adoption of this standard, lessees are required to recognize most leases as a right-of-use
asset and a lease liability on their balance sheet. For income statement purposes, the FASB retained a dual model, requiring leases to be classified as either operating or finance. ASU
2016-02
must be applied on a modified retrospective basis and was effective for fiscal years beginning after December 15, 2018, and interim periods within those years, with early adoption permitted. The Company adopted ASU
2016-02
in the first quarter of fiscal 2020. The initial adoption of ASU
2016-02
did not have a significant impact on its consolidated financial statements. During the fourth quarter of fiscal 2020, the Company entered into a three-year operating lease for property related to the manufacturing and warehousing of the Blaw-Knox paver product line which resulted in reporting a right-of-use
(“ROU”) asset and related lease liabilities of approximately $970,000.
On October 9, 2020, the Company entered into a second operating lease for additional warehousing space for the Blaw-Knox inventory. The lease term is for one year beginning November 2020 with automatic one-year renewals. In accordance with ASU
2016-02,
the Company recorded a ROU asset totaling $254,000 and related lease liabilities at inception (see Note 9 – Leases).
In August 2018, the FASB issued ASU
2018-13,
Fair Value Measurement—Disclosure Framework (Topic 820) (ASU
2018-13).
The updated guidance improves the disclosure requirements on fair value measurements, including, among other things, addition of certain disclosures related to level 3 fair value measurements, and removal of disclosure requirements for (i) the amount and reasons for transfers between level 1 and level 2 of the fair value hierarchy, and (ii) policy and timing of transfers between fair value hierarchy levels. The updated guidance is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019. The Company adopted ASU
2018-13
for the quarter ended December 31, 2020. The application of this guidance did not have a material effect on our disclosures.

No other accounting pronouncements recently issued or newly effective have had, or are expected to have, a material impact on the Company’s consolidated financial statements.
COVID-19
Pandemic
The Company continues to monitor and evaluate the risks to public health and the slowdown in overall business activity related to the
COVID-19
pandemic, including impacts on its employees, customers, suppliers and financial results. As of the date of issuance of these Condensed Consolidated Financial Statements, the Company’s operations have not been significantly impacted. However, the full impact of the
COVID-19
pandemic continues to evolve subsequent to the quarter ended December 31, 2020 and as of the date these Condensed Consolidated Financial Statements are issued. As such, the full magnitude that the
COVID-19
pandemic will have on the Company’s financial condition and future results of operations is uncertain. Management is actively monitoring the situation on the Company’s financial condition, operations, suppliers, industry, customers, and workforce. As the spread of
COVID-19
continues, the Company’s ability to meet customer demands for products may be impacted or its customers may experience adverse business consequences due to
COVID-19.
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

The following table sets forth, by level, within the fair value hierarchy, the Company’s marketable securities measured at fair value as of December 31, 2020:

	Fair Value Measurements
	Level 1	Level 2	Level 3	Total
Equities	$15,129,000	$—	$—	$15,129,000
Mutual Funds	13,260,000	—	—	13,260,000
Exchange-Traded Funds	15,775,000	—	—	15,775,000
Corporate Bonds	—	27,392,000	—	27,392,000
Government Securities	16,056,000	—	—	16,056,000
Cash and Money Funds	4,437,000	—	—	4,437,000

Total	$64,657,000	$27,392,000	$—	$92,049,000

Net unrealized gains recognized during the quarter ended December 31, 2020 on trading securities still held as of December 31, 2020 were $1,908,000.
The following table sets forth by level, within the fair value hierarchy, the Company’s assets measured at fair value as of September 30, 2020:

	Fair Value Measurements
	Level 1	Level 2	Level 3	Total
Equities	$11,949,000	$—	$—	$11,949,000
Mutual Funds	9,595,000	—	—	9,595,000
Exchange-Traded Funds	10,344,000	—	—	10,344,000
Corporate Bonds	—	27,877,000	—	27,877,000
Government Securities	16,147,000	—	—	16,147,000
Cash and Money Funds	13,586,000	—	—	13,586,000

Total	$61,621,000	$27,877,000	$—	$89,498,000

Net unrealized gains recognized during the quarter ended December 31, 2019 on trading securities still held as of December 31, 2019 were $1,190,000.
In the fourth quarter of fiscal 2020, the Company liquidated approximately $17.0 million of its investments. The cash was used to fund the acquisition of the Blaw-Knox paver product line and associated assets, including inventory, fixed assets and related intellectual property, from Volvo CE, as well as pay for capital expenditures and other startup costs to get the leased manufacturing facility ready for production.
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

Net inventories at December 31, 2020 and September 30, 2020 consist of the following:

	December 31, 2020	September 30, 2020
Raw materials	$25,430,000	$14,607,000
Work in process	1,874,000	3,633,000
Finished goods	8,129,000	8,810,000
Used equipment	40,000	40,000

	$35,473,000	$27,090,000

Included in raw materials at December 31, 2020 was approximately
$11.0
million of inventory acquired in the Blaw-Know acquisition.
Slow-moving and obsolete inventory allowances were $4,966,000 and $4,617,000 at December 31, 2020 and September 30, 2020, respectively.
Note 4 – Costs and Estimated Earnings in Excess of Billings
Costs and estimated earnings in excess of billings on uncompleted contracts as of December 31, 2020 and September 30, 2020 consist of the following:

	December 31, 2020	September 30, 2020
Costs incurred on uncompleted contracts	$12,934,000	$10,390,000
Estimated earnings	5,267,000	4,680,000

	18,201,000	15,070,000
Billings to date	13,492,000	8,665,000

Costs and estimated earnings in excess of billings	$4,709,000	$6,405,000

Note 5 – Earnings per Share Data
The following table sets forth the computation of basic and diluted earnings per share for the quarters ended December 31, 2020 and 2019:

	Quarter Ended December 31,
	2020	2019
Net Income	$1,551,000	$2,489,000

Common Shares:
Weighted average common shares outstanding	14,606,000	14,586,000
Effect of dilutive stock options	123,000	134,000

Diluted shares outstanding	14,729,000	14,720,000

Basic:
Net earnings per share	$0.11	$0.17

Diluted:
Net earnings per share	$0.11	$0.17

Basic earnings per share are based on the weighted-average number of shares outstanding. Diluted earnings per share are based on the sum of the weighted average number of shares outstanding plus common stock equivalents.

The weighted-average shares issuable upon the exercise of stock options included in the diluted earnings per share calculation for the quarter ended December 31, 2020 were 252,000, which equates to 123,000 dilutive common stock equivalents. The weighted-average shares issuable upon the exercise of stock options included in the diluted earnings per share calculation for the quarter ended December 31, 2019 were 272,000, which equates to 134,000 dilutive common stock equivalents. There were no anti-dilutive shares for the quarters ended December 31, 2020 and December 31, 2019.
Note 6 – Customers with 10% (or greater) of Net Revenues
During the quarter ended December 31, 2020, three customers accounted for 15.5%, 12.0% and 10.5%
of net revenues, respectively.
Two other customers accounted for 13.4% and 13.2% of net revenues, respectively, for the quarter ended December 31, 2019.
Note 7 – Income Taxes
Income taxes are provided for the tax effects of transactions reported in the consolidated financial statements and primarily consist of taxes currently due, plus deferred taxes.
The Company recognizes deferred tax liabilities and assets for the expected future tax consequences of events that have been included in the consolidated financial statements or tax returns using current tax rates. The Company and its domestic subsidiaries file a consolidated federal income tax return.
Deferred tax assets and liabilities are measured using the rates expected to apply to taxable income in the years in which the temporary differences are expected to reverse and the credits are expected to be used. The effect on deferred tax assets and liabilities of the change in tax rates is recognized in income in the period that includes the enactment date. All available evidence, both positive and negative, is considered to determine whether, based on the weight of that evidence, the Company is more likely than not to realize the benefit of a deferred tax asset and whether a valuation allowance is needed for some portion or all of a deferred tax asset. No such valuation allowances were recorded as of December 31, 2020 and September 30, 2020.
The Company’s income tax provision is based on management’s estimate of the effective tax rate for the full year. The tax provision in any period will be affected by, among other things, permanent, as well as temporary differences in the deductibility of certain items, in addition to changes in tax legislation. As a result, the Company may experience significant fluctuations in the effective book tax rate (that is, its tax expense divided by pre-tax
book income) from period to period. The Company’s effective tax rates for the quarters ended December 31, 2020 and December 31, 2019 reflect the impact of the reduced rates under the U.S. Tax Cuts and Jobs Act (the “Tax Reform Act) which was signed into law on December 22, 2017.
Note 8 – Revenue Recognition and Related Costs
The Company recognizes revenue under ASU
No. 2014-09,
Revenue from Contracts with Customers
(Topic 606). The following table disaggregates the Company’s net revenue by major source for the quarters ended December 31, 2020 and 2019:

	Quarter Ended December 31,
	2020	2019
Equipment sales recognized over time	$4,132,000	$12,090,000
Equipment sales recognized at a point in time	10,136,000	1,907,000
Parts and component sales	3,931,000	3,146,000
Freight revenue	745,000	903,000
Other	20,000	(16,000)

Net revenue	$18,964,000	$18,030,000

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
Contract assets (excluding accounts receivable) under contracts with customers represent revenue recognized in excess of amounts billed on equipment sales recognized over time. These contract assets were $4,709,000 and $6,405,000 at December 31, 2020 and September 30, 2020, respectively, and are included in current assets as costs and estimated earnings in excess of billings on the Company’s condensed
consolidated balance sheets. The Company anticipates that all of the contract assets at December 31, 2020, will be billed and collected within one year.
Revenues from all other contracts for the design and manufacture of equipment, for service and for parts sales, net of any discounts and return allowances, are recorded at a point in time when control of the goods or services has been transferred. Control of the goods or service typically transfers at time of shipment or upon completion of the service.
Payment for equipment under contract with customers is typically due prior to shipment. Payment for services under contract with customers is due as services are completed. Accounts receivable related to contracts with customers for equipment sales were $346,000 and $223,000 at December 31, 2020 and September 30, 2020, respectively.
Product warranty costs are estimated using historical experience and known issues and are charged to production costs as revenue is recognized. Provisions for estimated returns and allowances and other adjustments are provided for in the same period the related sales are recorded. Returns and allowances, which reduce product revenue, are estimated using historical experience.
Under certain contracts with customers, recognition of a portion of the consideration received may be deferred and recorded as a contract liability if the Company has to satisfy a future obligation, such as to provide installation assistance. There were no contract liabilities other than customer deposits at December 31, 2020 and September 30, 2020. Customer deposits related to contracts with customers were $2,697,000 and $3,853,000 at December 31, 2020 and September 30, 2020, respectively, and are included in current liabilities on the Company’s condensed
consolidated balance sheets.
The Company records revenues earned for shipping and handling as freight revenue at the time of shipment, regardless of whether or not it is identified as a separate performance obligation. The cost of shipping and handling is classified as cost of goods sold concurrently with the revenue recognition.
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
Note 9 – Leases
The Company leases certain equipment under
non-cancelable
operating leases. Future minimum rental payments under these leases at December 31, 2020 were immaterial.
On August 28, 2020, the Company entered into a three-year operating lease for property related to the manufacturing and warehousing of the Blaw-Knox paver product line which was acquired on October 1, 2020. The lease term is for the period beginning on September 1, 2020 through August 31, 2023. In accordance with ASU
2016-02,
the Company recorded a ROU asset totaling $970,000 and related lease liabilities at inception. On October 9, 2020, the Company entered into an operating lease for additional warehousing space for Blaw-Knox inventory. The lease term is for one year beginning November 2020 with automatic one
-
year
renewals. In accordance with ASU
2016-02,
the Company recorded a ROU asset totaling $254,000 and related lease liabilities at inception.

For the quarter ended December 31, 2020, operating lease costs were $89,000 and cash payments related to these operating leases were $116,000.
Other information concerning the Company’s operating lease accounted for under ASC 842 guidelines as of December 31, 2020 and September 30, 2020, is as follows:

	December 31, 2020	September 30, 2020
Operating lease ROU asset included in other long-term assets	$1,106,000	$942,000
Current operating lease liability	420,000	328,000
Non-current operating lease liability	686,000	614,000
Weighted average remaining lease term (in years)	2.75	2.92
Weighted average discount rate used in calculating ROU asset	4.0%	4.0%
Future annual minimum lease payments as of December 31, 2020 are as follows:

Fiscal Year	Annual Lease Payments
2021	$348,000
2022	419,000
2023	400,000

Total	1,167,000
Less interest	(61,000)

Present value of lease liabilities	$1,106,000

Note 10 – Segment Information
The Company has one reporting segment, equipment for the highway construction industry. Based on evaluation of the criteria of ASC 280 – Segment Reporting, including the nature of products and services, the nature of the production processes, the type of customers and the methods used to distribute products and services, the Company determined that its operating segments meet the requirements for aggregation. The Company designs, manufactures and sells asphalt plants and pavers, combustion systems and fluid heat transfer systems, for the highway construction industry and environmental and petrochemical markets. The Company’s products are manufactured at three facilities in the United States. The Company also services and sells spare parts for its equipment.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Forward-Looking Information
This Quarterly Report contains certain “forward-looking statements” within the meaning of the Exchange Act, which represent the Company’s expectations and beliefs, including, but not limited to, statements concerning gross margins, sales of the Company’s products and future financing plans, income from investees and litigation. These statements by their nature involve substantial risks and uncertainties, certain of which are beyond the Company’s control. Actual results may differ materially depending on a variety of important factors, including the financial condition of the Company’s customers, changes in the economic and competitive environments, the performance of the investment portfolio and the demand for the Company’s products.
For information concerning these factors and related matters, see the following sections of the Company’s Annual Report on Form
10-K
for the year ended September 30, 2020: (a) Part I, Item 1A, “Risk Factors” and (b) Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations”. However, other factors besides those referenced could adversely affect the Company’s results, and you should not consider any such list of factors to be a complete set of all potential risks or uncertainties. Any forward-looking statements made by the Company herein speak as of the date of this Quarterly Report. The Company does not undertake to update any forward-looking statements, except as required by law.
Overview
Gencor is a leading manufacturer of heavy machinery used in the production and application of highway construction materials and environmental control equipment. The Company’s core products include asphalt plants, combustion systems, fluid heat transfer systems and asphalt pavers. The Company’s products are manufactured at three facilities in the United States.
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
Results of Operations
Quarter Ended December 31, 2020 versus December 31, 2019
Net revenues for the quarters ended December 31, 2020 and December 31, 2019 were $18,964,000 and $18,030,000, respectively, an increase of $934,000. The improved revenues reflect an increase in parts and component sales over the comparative quarter in the prior year. There were no revenues generated by Blaw-Knox during the quarter ended December 31, 2020, as the facility is being readied to begin production.
As a percent of sales, gross profit margins were 15.7% in the quarter ended December 31, 2020, compared to 24.0% in the quarter ended December 31, 2019. The gross profit margins for the quarter ended December 31, 2020 were impacted by approximately $1.5 million of unabsorbed manufacturing labor and overhead expenses related to the Blaw-Knox paver product line. Excluding these expenses, the gross profit margin for the quarter ended December 31, 2020, would have been 23.5%, with increases in steel prices contributing to the lower overall gross margins.
Product engineering and development expenses increased $79,000 to $845,000 for the quarter ended December 31, 2020, as compared to $766,000 for the quarter ended December 31, 2019, due primarily to engineering wages related to the Blaw-Knox paver product line. Selling, general and administrative (“SG&A”) expenses increased by $812,000 to $3,194,000 for the quarter ended December 31, 2020, compared to the quarter ended December 31, 2019. The increase in SG&A expenses was primarily due to professional fees, salaries, travel and other general expenses of approximately $0.5 million related to the acquisition. In addition, increased advertising expenses contributed to the higher SG&A expenses during the first quarter of fiscal 2021.
Operating income decreased from $1,172,000 for the quarter ended December 31, 2019 to an operating loss of $(1,058,000) for the quarter ended December 31, 2020, due primarily to the operational start-up
costs related to the acquisition.
For the quarter ended December 31, 2020, interest and dividend income, net of fees, was $804,000 as compared to $632,000 in the quarter ended December 31, 2019. Interest income for the quarter ended December 31, 2020, included $456,000 collected from a customer due to permitting delays. The net realized and unrealized gains on marketable securities were $2,193,000 for the quarter ended December 31, 2020 versus $1,317,000 for the quarter ended December 31, 2019, due to a strong domestic stock market during the quarter ended December 31, 2020.
The effective income tax rate for the quarters ended December 31, 2020 and December 31, 2019, was 20.0% based on the expected annual effective income tax rate.
Net income for the quarter ended December 31, 2020 was $1,551,000 or $0.11 basic and diluted earnings per share versus net income of $2,489,000 or $0.17 basic and diluted earnings per share for the quarter ended December 31, 2019.
Liquidity and Capital Resources
The Company generates capital resources through operations and returns on its investments.

The Company had no long-term or short-term debt outstanding at December 31, 2020 or September 30, 2020. As of December 31, 2020, the Company has funded $85,000 in cash deposits at insurance companies to cover related collateral needs. In April 2020, a financial institution issued an irrevocable standby letter of credit (“letter of credit”) on behalf of the Company for the benefit of one of the Company’s insurance carriers. The maximum amount that can be drawn by the beneficiary under the letter of credit is $150,000. The letter of credit expires in April 2021, unless terminated earlier, and can be extended, as provided by the agreement. The Company intends to renew the letter of credit for as long as the Company does business with the beneficiary insurance carrier. The letter is collateralized by restricted cash of the same amount on any outstanding drawings. To date, no amounts have been drawn under the letter of credit.
As of December 31, 2020, the Company had $23,957,000 in cash and cash equivalents, and $92,049,000 in marketable securities, including $27,392,000 in corporate bonds, $15,129,000 in equities, $13,260,000 in mutual funds, $15,775,000 in exchange-traded funds, $16,056,000 in government securities, and $4,437,000 in cash and money funds. The marketable securities are invested through a professional investment management firm. These securities may be liquidated at any time into cash and cash equivalents.
The Company’s backlog was $32.1 million at December 31, 2020 compared to $30.9 million at December 31, 2019. The Company’s working capital (defined as current assets less current liabilities) was $151.3 million at December 31, 2020 and $153.2 million at September 30, 2020. Cash provided by operations during the quarter ended December 31, 2020 was $3,705,000. The significant purchases, sales and maturities of marketable securities shown on the condensed consolidated statements of cash flows reflect the recurring purchases and sales of United States treasury bills. Costs and estimated earnings in excess of billings decreased by $1.7 million, inventories decreased by $2.6 million (excluding the $11.0 million of inventory acquired with the Blaw-Knox paver product line) and customer deposits decreased by $1.2 million reflecting the completion and shipment of several large contract jobs during the quarter ended December 31, 2020.
Cash flows used in investing activities for the quarter ended December 31, 2020 of $15,332,000 were related to the acquisition of the Blaw-Know paver product line and subsequent capital expenditures, primarily for systems software and leasehold improvements for the Blaw-Knox manufacturing facility.
Seasonality
The Company’s primary business is the manufacture of asphalt plants and related components and asphalt pavers. These products typically experience a seasonal slowdown during the third and fourth quarters of the calendar year. This slowdown often results in lower reported sales and operating results during the first and fourth quarters of the fiscal year ended September 30.
Critical Accounting Policies, Estimates and Assumptions
The Company believes the following discussion addresses its most critical accounting policies, which are those that are most important to the portrayal of the financial condition and results of operations and require management’s most difficult, subjective, or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain. Accounting policies, in addition to the critical accounting policies referenced below, are presented in Note 1 to the Company’s consolidated financial statements included in the Company’s Annual Report on Form
10-K
for the year ended September 30, 2020, “Nature of Operations and Summary of Significant Accounting Policies.”
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

Revenues & Expenses
The Company recognizes revenue under ASU
No. 2014-09,
Revenue from Contracts with Customers
(Topic 606). Revenues from contracts with customers for the design, manufacture and sale of custom equipment are recognized over time when the performance obligation is satisfied by transferring control of the equipment. Control of the equipment transfers over time, as the equipment is unique to the specific contract and thus does not create an asset with an alternative use to the Company. Revenues and costs are recognized in proportion to actual labor costs incurred, as compared with total estimated labor costs expected to be incurred, during the entire contract. All incremental costs related to obtaining a contract are expensed as incurred, as the amortization period is less than one year. Changes to total estimated contract costs or losses, if any, are recognized in the period in which they are determined.
Contract assets (excluding accounts receivable) under contracts with customers represent revenue recognized in excess of amounts billed on equipment sales recognized over time. These contract assets were $4,709,000 and $6,405,000 at December 31, 2020 and September 30, 2020, respectively, and are included in current assets as costs and estimated earnings in excess of billings on the Company’s condensed consolidated balance sheets. The Company anticipates that all of the contract assets at December 31, 2020, will be billed and collected within one year.
Revenues from all other contracts for the design and manufacture of equipment, for service and for parts sales, net of any discounts and return allowances, are recorded at a point in time when control of the goods or services has been transferred. Control of the goods or service typically transfers at time of shipment or upon completion of the service.
Payment for equipment under contract with customers is typically due prior to shipment. Payment for services under contract with customers is due as services are completed. Accounts receivable related to contracts with customers for equipment sales were $346,000 at December 31, 2020 and $223,000 at September 30, 2020.
Product warranty costs are estimated using historical experience and known issues and are charged to production costs as revenue is recognized.
Under certain contracts with customers, recognition of a portion of the consideration received may be deferred and recorded as a contract liability if the Company has to satisfy a future obligation, such as to provide installation assistance. There were no contract liabilities other than customer deposits at December 31, 2020 and September 30, 2020. Customer deposits related to contracts with customers were $2,697,000 at December 31, 2020 and $3,853,000 at September 30, 2020 and are included in current liabilities on the Company’s condensed consolidated balance sheets.
The Company records revenues earned for shipping and handling as freight revenue at the time of shipment, regardless of whether or not it is identified as a separate performance obligation. The cost of shipping and handling is classified as cost of goods sold concurrently with the revenue recognition.
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
Changes in Internal Control over Financial Reporting
The Company’s management, including the Chief Executive Officer and Principal Financial and Accounting Officer, has reviewed the Company’s internal control over financial reporting. There were no changes in the Company’s internal control over financial reporting during the quarter ended December 31, 2020 that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Part II. Other Information
Item 1. Legal Proceedings
From time to time the Company is engaged in legal proceedings in the ordinary course of business. We do not believe any current legal proceedings are material to our business.
Item 1A. Risk Factors
Our business, operations, and financial condition are subject to various risks and uncertainties. The risk factors described in Part I, Item 1A, “Risk Factors” contained in our Annual Report on Form 10K for the year ended September 30, 2020, as filed with the SEC on December 18, 2020, should be carefully considered, together with the other information contained or incorporated by reference in this Quarterly Report on Form
10-Q
and in our other filings filed with the SEC in connection with evaluating us, our business, and the forward-looking statements contained in this Quarterly Report on Form
10-Q.
During the quarter ended December 31, 2020, there have been no material changes from the risk factors previously disclosed under Part I, Item 1A, “Risk Factors” in our Annual Report on Form
10-K,
for the year ended September 30, 2020.
Item 6. Exhibits

Exhibit 31.1	Certification of Chief Executive Officer Pursuant to Rule 13a – 14(a) of the Securities Exchange Act of 1934, as amended

Exhibit 31.2	Certification of Chief Financial Officer Pursuant to Rule 13a – 14(a) of the Securities Exchange Act of 1934, as amended

Exhibit 32	Certifications of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U. S. C. Section 1350

Exhibit 101.1	Interactive Data File

101.INS	XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

101.SCH	XBRL Schema Document

101.CAL	XBRL Calculation Linkbase Document

101.DEF	XBRL Definition Linkbase Document

101.LAB	XBRL Label Linkbase Document

101.PRE	XBRL Presentation Linkbase Document

104	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2020, formatted in Inline XBRL (included in Exhibit 101)

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

GENCOR INDUSTRIES, INC.

/s/ John E. Elliott
John E. Elliott
Chief Executive Officer

February 12, 2021

/s/ Eric E. Mellen
Eric E. Mellen
Chief Financial Officer
(Principal Financial and Accounting Officer)

February 12, 2021