Form 10-Q
period 2021-03-31
GENCOR INDUSTRIES INC
filed 2021-05-14
CIK 64472

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM
10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2021
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
(407)
290-6000
(Registrant’s telephone number, including area code)

Securities registered or to be registered pursuant to Section 12(b) of the Act

Title of Each Class	Trading Symbol(s)	Name of Exchange on which registered
Common Stock ($.10 Par Value)	GENC	NASDAQ Global Marke t

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
12b-2
of the Exchange Act.

Large accelerated filer	☐	Accelerated Filer	☐

Non-accelerated Filer	☑	Smaller Reporting Company	☑

Emerging Growth Company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule
12b-2
of the Exchange Act).    Yes  ☐    No  ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at May 10 , 2021
Common stock, $.10 par value	12,298,337 shares
Class B stock, $.10 par value	2,318,857 shares

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

Part I. Financial Information

Item 1.	Financial Statements
GENCOR INDUSTRIES, INC.
Condensed Consolidated Balance Sheets

	March 31, 2021 (Unaudited)	September 30, 2020
ASSETS
Current assets:
Cash and cash equivalents	$29,417,000	$35,584,000
Marketable securities at fair value (cost of $91,159,000 at March 31, 2021 and $89,514,000 at September 30, 2020)	93,646,000	89,498,000
Accounts receivable, less allowance for doubtful accounts of $373,000 at March 31, 2021 and $442,000 at September 30, 2020	3,543,000	1,992,000
Costs and estimated earnings in excess of billings	—	6,405,000
Inventories, net	38,104,000	27,090,000
Prepaid expenses	1,204,000	1,189,000

Total current assets	165,914,000	161,758,000

Property and equipment, net	12,252,000	8,341,000
Other long-term assets	1,054,000	995,000

Total Assets	$179,220,000	$171,094,000

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$2,697,000	$1,728,000
Customer deposits	6,026,000	3,853,000
Accrued expenses	3,134,000	2,605,000
Current operating lease liabilities	412,000	328,000

Total current liabilities	12,269,000	8,514,000
Deferred and other income taxes	1,247,000	746,000
Non-current operating lease liabilities	589,000	614,000

Total liabilities	14,105,000	9,874,000

Commitments and contingencies
Shareholders’ equity:
Preferred stock, par value $.10 per share; 300,000 shares authorized; none issued	—	—
Common stock, par value $.10 per share; 15,000,000 shares authorized; 12,298,337 shares and 12,287,337 shares issued and outstanding at March 31, 2021 and September 30, 2020, respectively	1,230,000	1,229,000
Class B Stock, par value $.10 per share; 6,000,000 shares authorized; 2,318,857 shares issued and outstanding at March 31, 2021 and September 30, 2020	232,000	232,000
Capital in excess of par value	12,386,000	12,331,000
Retained earnings	151,267,000	147,428,000

Total shareholders’ equity	165,115,000	161,220,000

Total Liabilities and Shareholders’ Equity	$179,220,000	$171,094,000

See accompanying Notes to Condensed Consolidated Financial Statements

GENCOR INDUSTRIES, INC.
Condensed Consolidated Statements of Operations
(Unaudited)

	For the Quarters Ended March 31,		For the Six Months Ended March 31,
	2021	2020	2021	2020
Net revenue	$21,352,000	$25,993,000	$40,316,000	$44,023,000
Cost of goods sold	15,206,000	18,655,000	31,189,000	32,365,000

Gross profit	6,146,000	7,338,000	9,127,000	11,658,000
Operating expenses:
Product engineering and development	1,069,000	689,000	1,914,000	1,455,000
Selling, general and administrative	3,838,000	2,561,000	7,032,000	4,943,000

Total operating expenses	4,907,000	3,250,000	8,946,000	6,398,000

Operating income (loss)	1,239,000	4,088,000	181,000	5,260,000
Other income (expense), net:
Interest and dividend income, net of fees	327,000	763,000	1,130,000	1,395,000
Net realized and unrealized gains (losses) on marketable securities, net	1,294,000	(5,670,000)	3,488,000	(4,353,000)
Other	—	—	—	(10,000)

	1,621,000	(4,907,000)	4,618,000	(2,968,000)

Income (loss) before income tax expense (benefit)	2,860,000	(819,000)	4,799,000	2,292,000
Income tax expense (benefit)	572,000	(164,000)	960,000	458,000

Net income (loss)	$2,288,000	$(655,000)	$3,839,000	$1,834,000

Basic Income (Loss) per Common Share	$0.16	$(0.04)	$0.26	$0.13

Diluted Income (Loss) per Common Share	$0.16	$(0.04)	$0.26	$0.12

See accompanying Notes to Condensed Consolidated Financial Statements

GENCOR INDUSTRIES, INC.
Condensed Consolidated Statements of Shareholders’ Equity
(Unaudited)

For the Six Months Ended March 31, 2021
	Common Stock		Class B Stock		Capital in Excess of Par Value	Retained Earnings	Total Shareholders’ Equity
	Shares	Amount	Shares	Amount
September 30, 2020	12,287,337	$1,229,000	2,318,857	$232,000	$12,331,000	$147,428,000	$161,220,000
Net income	—	—	—	—	—	1,551,000	1,551,000

December 31, 2020	12,287,337	$1,229,000	2,318,857	$232,000	$12,331,000	$148,979,000	$162,771,000
Net income	—	—	—	—	—	2,288,000	2,288,000
Stock options exercised	11,000	1,000	—	—	55,000	—	56,000

March 31, 2021	12,298,337	$1,230,000	2,318,857	$232,000	$12,386,000	$151,267,000	$165,115,000

For the Six Months Ended March 31, 2020
	Common Stock		Class B Stock		Capital in Excess of Par Value	Retained Earnings	Total Shareholders’ Equity
	Shares	Amount	Shares	Amount
September 30, 2019	12,277,337	$1,228,000	2,308,857	$231,000	$12,159,000	$141,897,000	$155,515,000
Net income	—	—	—	—	—	2,489,000	2,489,000
Stock-based compensation	—	—	—	—	18,000	—	18,000

December 31, 2019	12,277,337	$1,228,000	2,308,857	$231,000	$12,177,000	$144,386,000	$158,022,000
Net loss	—	—	—	—	—	(655,000)	(655,000)
Stock-based compensation	—	—	—	—	17,000	—	17,000

March 31, 2020	12,277,337	$1,228,000	2,308,857	$231,000	$12,194,000	$143,731,000	$157,384,000

See accompanying Notes to Condensed Consolidated Financial Statements

GENCOR INDUSTRIES, INC.
Condensed Consolidated Statements of Cash Flows
For the Six Months Ended March 31, 2021 and 2020
(Unaudited)

	2021	2020
Cash flows from operating activities:
Net income	$3,839,000	$1,834,000
Adjustments to reconcile net income to cash provided by operating activities:
Purchase of marketable securities	(54,048,000)	(73,393,000)
Proceeds from sale and maturity of marketable securities	53,067,000	72,181,000
Change in value of marketable securities	(3,167,000)	4,259,000
Deferred and other income taxes	501,000	(2,863,000)
Depreciation and amortization	1,210,000	831,000
Provision for doubtful accounts	25,000	25,000
Stock-based compensation	—	35,000
Changes in assets and liabilities:
Accounts receivable	(1,576,000)	(788,000)
Costs and estimated earnings in excess of billings	6,405,000	5,046,000
Inventories (excluding the effect of the Blaw-Knox acquisition)	(629,000)	(1,697,000)
Prepaid expenses	(15,000)	(1,645,000)
Accounts payable	969,000	2,473,000
Customer deposits	2,173,000	2,795,000
Accrued expenses	529,000	61,000

Total adjustments	5,444,000	7,320,000

Cash flows provided by operating activities	9,283,000	9,154,000

Cash flows from investing activities:
Acquisition of Blaw- Knox assets	(13,777,000)	—
Capital expenditures	(1,729,000)	(718,000)

Cash flows used in investing activities	(15,506,000)	(718,000)

Cash flows from financing activities:
Proceeds from stock option exercises	56,000	—

Cash flows provided by financing activities	56,000	—

Net increase (decrease) in cash and cash equivalents	(6,167,000)	8,436,000
Cash and cash equivalents at:
Beginning of year	35,584,000	10,302,000

End of year	$29,417,000	$18,738,000

Non-cash investing and financing activities:
Operating lease right-of-use assets	$254,000	$—
Operating lease liabilities	$254,000	$—
See accompanying Notes to Condensed Consolidated Financial Statements

GENCOR INDUSTRIES, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
Note 1 - Basis of Presentation
The accompanying condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form
10-Q
and Article 10 of Regulation
S-X.
Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all material adjustments (consisting of normal, recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the quarter and six months ended March 31, 2021 are not necessarily indicative of the results that may be expected for the year ending September 30, 2021.
The accompanying Condensed Consolidated Balance Sheet at September 30, 2020 has been derived from the audited financial statements at that date but does not include all of the information and notes required by generally accepted accounting principles for complete financial statements.
On October 1, 2020, the Company acquired the Blaw-Knox paver line and associated assets, including inventory, fixed assets and related intellectual property, from Volvo Construction Equipment North America, LLC (“Volvo CE”). The acquisition provides the Company entry into the asphalt paver sector of the asphalt industry. The acquisition was accounted for as a business combination under ASC 805, “Business Combinations.” The initial purchase price of approximately $14.4 million, which was subject to post-closing adjustments, was funded by cash on hand. After post-closing adjustments transacted during quarter ended March 31, 2021, the final purchase price was $13.8 million, including $10.4 million in inventory and $3.4 million in fixed assets. There were no liabilities assumed. The accompanying condensed consolidated financial statements as of March 31, 2021, include the assets, liabilities and operating results of the paver line for the quarter and six months then ended. There were no paver equipment revenues during the quarter ended December 31, 2020, as the facility was being readied for production which began in the quarter ended March 31, 2021.
For further information, refer to the consolidated financial statements and notes thereto included in the Gencor Industries, Inc. Annual Report on Form
10-K
for the year ended September 30, 2020.
Recent Accounting Pronouncements
In February 2016, the FASB issued ASU No.
2016-02,
 Leases
 (Topic 842) (“ASU
2016-02”).
With adoption of this standard, lessees are required to recognize most leases as a right-of-use
asset and a lease liability on their balance sheet. For income statement purposes, the FASB retained a dual model, requiring leases to be classified as either operating or finance. ASU
2016-02
must be applied on a modified retrospective basis and was effective for fiscal years beginning after December 15, 2018, and interim periods within those years, with early adoption permitted. The Company adopted ASU
2016-02
in the first quarter of fiscal 2020. The initial adoption of ASU
2016-02
did not have a significant impact on its consolidated financial statements. During the fourth quarter of fiscal 2020, the Company entered into a three-year operating lease for property related to the manufacturing and warehousing of the paver line which resulted in reporting a right-of-use
(“ROU”) asset and related lease liabilities of approximately $970,000. On October 9, 2020, the Company entered into a second operating lease for additional warehousing space for the
p
a
ver
inventory. The lease term is for one year beginning November 2020 with automatic one-year
renewals. In accordance with ASU
2016-02,
the Company recorded a ROU asset totaling $254,000 and related lease liabilities at inception (see Note 9 – Leases).
In August 2018, the FASB issued ASU
2018-13,
Fair Value Measurement - Disclosure Framework (Topic 820) (ASU
2018-13).
The updated guidance improves the disclosure requirements on fair value measurements, including, among other things, addition of certain disclosures related to level 3 fair value measurements, and removal of disclosure requirements for (i) the amount and reasons for transfers between level 1 and level 2 of the fair value hierarchy, and (ii) policy and timing of transfers between fair value hierarchy levels. The updated guidance is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019. The Company adopted ASU
2018-13
during the quarter ended December 31, 2020. The application of this guidance did not have a material effect on our disclosures.

No other accounting pronouncements recently issued or newly effective have had, or are expected to have, a material impact on the Company’s consolidated financial statements.
COVID-19
Pandemic
The Company continues to monitor and evaluate the risks related to the
COVID-19
pandemic, including impacts on its employees, customers, suppliers and financial results. As of the date of issuance of these Condensed Consolidated Financial Statements, the Company’s operations have not been significantly impacted. However, the full impact of the
COVID-19
pandemic continues to evolve subsequent to the quarter ended March 31, 2021 and as of the date these Condensed Consolidated Financial Statements are issued. As such, the full magnitude that the
COVID-19
pandemic will have on the Company’s financial condition and future results of operations is uncertain. Management is actively monitoring the Company’s financial condition, operations, suppliers, industry, customers, and workforce. As the
COVID-19
pandemic continues, the Company’s ability to meet customer demands for products may be impacted or its customers may experience adverse business consequences due to
COVID-19.
Reduced demand for products or ability to meet customer demand (including as a result of disruptions from the Company’s suppliers) could have a material adverse effect on its business operations and financial performance.
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

The following table sets forth, by level, within the fair value hierarchy, the Company’s marketable securities measured at fair value as of March 31, 2021:

	Fair Value Measurements
	Level 1	Level 2	Level 3	Total
Equities	$20,423,000	$—	$—	$20,423,000
Mutual Funds	13,238,000	—	—	13,238,000
Exchange-Traded Funds	16,552,000	—	—	16,552,000
Corporate Bonds	—	25,169,000	—	25,169,000
Government Securities	16,000,000	—	—	16,000,000
Cash and Money Funds	2,264,000	—	—	2,264,000

Total	$68,477,000	$25,169,000	$—	$93,646,000

Net unrealized gains and (losses) included in the Condensed Consolidated Statements of Operations for the quarter and six months ended March 31, 2021, were $596,000 and $2,503,000, respectively.
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

Net unrealized gains and (losses) included in the Condensed Consolidated Statements of Operations for the quarter and six months ended March 31, 2020, were $(6,029,000) and $(4,839,000), respectively.
In the fourth quarter of fiscal 2020, the Company liquidated approximately $17.0 million of its investments.
The cash was used to fund the acquisition of the Blaw-Knox paver line and associated assets, including inventory, fixed assets and related intellectual property, from Volvo CE, as well as pay for capital expenditures and other startup costs to get the paver line’s manufacturing facility ready for production.
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

Net inventories at March 31, 2021 and September 30, 2020 consist of the following:

	March 31, 2021	September 30, 2020
Raw materials	$24,884,000	$14,607,000
Work in process	5,942,000	3,633,000
Finished goods	7,238,000	8,810,000
Used equipment	40,000	40,000

	$38,104,000	$27,090,000

Included in raw materials at March 31, 2021 was approximately $10.4 million of inventory acquired in the Blaw-Know acquisition. Slow-moving and obsolete inventory allowances were $5,049,000 and $4,617,000 at March 31, 2021 and September 30, 2020, respectively.
Note 4 – Costs and Estimated Earnings in Excess of Billings
Costs and estimated earnings in excess of billings on uncompleted contracts as of March 31, 2021 and September 30, 2020 consist of the following:

	March 31, 2021	September 30, 2020

Costs incurred on uncompleted contracts	$7,192,000	$10,390,000
Estimated earnings	2,631,000	4,680,000

	9,823,000	15,070,000
Billings to date	9,823,000	8,665,000

Costs and estimated earnings in excess of billings	$—	$6,405,000

Note 5 – Earnings per Share Data
The Condensed Consolidated Financial Statements include basic and diluted earnings per share information. The following table sets forth the computation of basic and diluted earnings per share for the quarters and six months ended March 31, 202
1
and 20
20
:

	Quarter Ended March 31,		Six Months Ended March 31,
	2021	2020	2021	2020
Net Income (Loss)	2,288,000	$(655,000)	$3,839,000	$1,834,000

Common Shares:
Weighted average common shares outstanding	14,614,000	14,586,000	14,611,000	14,586,000
Effect of dilutive stock options	133,000	—	129,000	128,000

Diluted shares outstanding	14,747,000	14,586,000	14,740,000	14,714,000

Basic:
Net income (loss) per share	$0.16	$(0.04)	$0.26	$0.13

Diluted:
Net income (loss) per share	$0.16	$(0.04)	$0.26	$0.12

Basic earnings per share are based on the weighted-average number of shares outstanding. Diluted earnings per share are based on the sum of the weighted-average number of shares outstanding plus common stock equivalents.
The weighted-average shares issuable upon the exercise of stock options included in the diluted earnings per share calculation for the quarter ended March 31, 2021 were 252,000, which equates to 133,000 dilutive common stock equivalents. For the quarter ended March 31, 2020, there were no common stock equivalents included in the diluted earnings per share calculation as their impact would be anti-dilutive.

The weighted-average shares issuable upon the exercise of stock options included in the diluted earnings per share calculation for the six months ended March 31, 2021 were 252,000,
 which equat
e
s to
129,000 dilutive common stock equivalents. The weighted-average shares issuable upon the exercise of stock options included in the diluted earnings per share calculation for the six months ended March 31, 2020 were 260,000, which equates to 128,000 dilutive common stock equivalents. There were 30,000 weighted-average shares issuable upon the exercise of stock options, which were not included in the diluted earnings per share calculation for the six months ended March 31, 2020 becaus
e
 they were anti-dilutive. There were no anti-dilutive shares for the quarter and six months ended March 31, 2021.
Note 6 – Customers with 10% (or greater) of Net Revenues
During the quarter ended March 31, 2021, one customer accounted for 12.0% of net revenues. During the six months ended March 31, 2021, no customer accounted for 10% or greater of net revenues.
Three other customers accounted for 12.3%, 11.2% and 10.7% of net revenues, respectively, for the quarter ended March 31, 2020. During the six months ended March 31, 2020, one of these three customers accounted for 10.4% of net revenues.
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
Deferred tax assets and liabilities are measured using the rates expected to apply to taxable income in the years in which the temporary differences are expected to reverse and the credits are expected to be used. The effect on deferred tax assets and liabilities of the change in tax rates is recognized in income in the period that includes the enactment date. All available evidence, both positive and negative, is considered to determine whether, based on the weight of that evidence, the Company is more likely than not to realize the benefit of a deferred tax asset and whether a valuation allowance is needed for some portion or all of a deferred tax asset. No such valuation allowances were recorded as of March 31, 2021 and September 30, 2020.
The Company’s income tax provision is based on management’s estimate of the effective tax rate for the full year. The tax provision in any period will be affected by, among other things, permanent, as well as temporary differences in the deductibility of certain items, in addition to changes in tax legislation. As a result, the Company may experience significant fluctuations in the effective book tax rate (that is, its tax expense divided by pre-tax
book income) from period to period. The Company’s effective tax rates for the quarters and six months ended March 31, 2021 and March 31, 2020 reflect the impact of the reduced rates under the U.S. Tax Cuts and Jobs Act (the “Tax Reform Act) which was signed into law on December 22, 2017.
Note 8 – Revenue Recognition and Related Costs
The Company recognizes revenue under ASU
No. 2014-09,
Revenue from Contracts with Customers
(Topic 606). The following table disaggregates the Company’s net revenue by major source for the quarters and six months ended March 31, 2021 and 2020:

	Quarter Ended March 31,		Six Months Ended March 31,
	2021	2020	2021	2020

Equipment sales recognized over time	$3,870,000	$9,829,000	$8,002,000	$21,919,000
Equipment sales recognized at a point in time	9,565,000	10,044,000	19,701,000	11,951,000
Parts and component sales	6,830,000	4,675,000	10,761,000	7,821,000
Freight revenue	1,147,000	1,201,000	1,892,000	2,104,000
Other	(60,000)	244,000	(40,000)	228,000

Net revenue	$21,352,000	$25,993,000	$40,316,000	$44,023,000

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
There were no contract assets at March 31, 2021 and

$
6,405,000
in contract assets at September 30, 2020. These contract assets are included in current assets as costs and estimated earnings in excess of billings on the Company’s condensed consolidated balance sheets.
Revenues from all other contracts for the design and manufacture of equipment, for service and for parts sales, net of any discounts and return allowances, are recorded at a point in time when control of the goods or services has been transferred. Control of the goods or service typically transfers at time of shipment or upon completion of the service.
Payment for equipment under contract with customers is typically due prior to shipment. Payment for services under contract with customers is due as services are completed. Accounts receivable related to contracts with customers for equipment sales were $298,000 and $223,000 at March 31, 2021 and September 30, 2020, respectively.
Product warranty costs are estimated using historical experience and known issues and are charged to production costs as revenue is recognized. Provisions for estimated returns and allowances and other adjustments are provided for in the same period the related sales are recorded. Returns and allowances, which reduce product revenue, are estimated using historical experience.
Under certain contracts with customers, recognition of a portion of the consideration received may be deferred and recorded as a contract liability if the Company has to satisfy a future obligation, such as to provide installation assistance. There were no contract liabilities other than customer deposits at March 31, 2021 and September 30, 2020. Customer deposits related to contracts with customers were $6,026,000 and $3,853,000 at March 31, 2021 and September 30, 2020, respectively, and are included in current liabilities on the Company’s condensed consolidated balance sheets.
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

Note 9 – Leases
The Company leases certain equipment under
non-cancelable
operating leases. Future minimum rental payments under these leases at March 31, 2021 were immaterial.
On August 28, 2020, the Company entered into a three-year operating lease for property related to the manufacturing and warehousing of the paver line which was acquired on October 1, 2020. The lease term is for the period beginning on September 1, 2020 through August 31, 2023. In accordance with ASU
2016-02,
the Company recorded a ROU asset totaling $970,000 and related lease liabilities at inception. On October 9, 2020, the Company entered into an operating lease for additional warehousing space for
p
a
ver
inventory. The lease term is for one year beginning November 2020 with automatic one-year
renewals. In accordance with ASU
2016-02,
the Company recorded a ROU asset totaling $254,000 and related lease liabilities at inception.
For the quarter and six months ended March 31, 2021, operating lease costs were $105,000 and $194,000, respectively, and cash payments related to these operating leases were $116,000 and $232,000, respectively.
Other information concerning the Company’s operating lease accounted for under ASC 842 guidelines as of March 31, 2021 and September 30, 2020, is as follows:

	March 31, 2021	September 30, 2020
Operating lease ROU asset included in other long-term assets	$1,001,000	$942,000
Current operating lease liability	412,000	328,000
Non-current operating lease liability	589,000	614,000
Weighted average remaining lease term (in years)	2.50	2.92
Weighted average discount rate used in calculating ROU asset	4.0%	4.0%
Future annual minimum lease payments as of March 31, 2021 are as follows:

Fiscal Year	Annual Lease Payments
2021 (remaining 6 months)	$233,000
2022	419,000
2023	400,000

Total	1,052,000
Less interest	(51,000)

Present value of lease liabilities	$1,001,000

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
Impact of
COVID-19
The Company continues to monitor and evaluate the risks related to the
COVID-19
pandemic, including impacts on its employees, customers, suppliers and financial results. As of the date of issuance of these Condensed Consolidated Financial Statements, the Company’s operations have not been significantly impacted. However, the full impact of the
COVID-19
pandemic continues to evolve subsequent to the quarter ended March 31, 2021 and as of the date these Condensed Consolidated Financial Statements are issued. As such, the full magnitude that the
COVID-19
pandemic will have on the Company’s financial condition and future results of operations is uncertain. Management is actively monitoring the Company’s financial condition, operations, suppliers, industry, customers, and workforce. As the
COVID-19
pandemic continues, the Company’s ability to meet customer demands for products may be impacted or its customers may experience adverse business consequences due to
COVID-19.
Reduced demand for products or ability to meet customer demand (including as a result of disruptions from the Company’s suppliers) could have a material adverse effect on its business operations and financial performance.
Results of Operations
Quarter Ended March 31, 2021 versus March 31, 2020
Net revenues for the quarters ended March 31, 2021 and March 31, 2020 were $21,352,000 and $25,993,000, respectively, a decrease of $4,641,000. The reduced revenues reflect a decrease in equipment sales recognized over time over the comparative quarter in the prior year. During the quarter ended March 31, 2021, the Company generated approximately $1.6 million in paver parts sales.
As a percent of sales, gross profit margins were 28.8% in the quarter ended March 31, 2021, compared to 28.2% in the quarter ended March 31, 2020. During the quarter ended March 31, 2021, the Company continued to experience higher manufacturing costs associated with steel and OEM parts pricing, as well as unabsorbed manufacturing labor and overhead expenses related to the paver line. The negative effect of these higher manufacturing costs on the quarter ended March 31, 2021, was offset by improved margins on certain equipment sales recognized over time and increased parts sales, in dollars and as a percentage of total net revenues, at higher margins.
Product engineering and development expenses increased $380,000 to $1,069,000 for the quarter ended March 31, 2021, as compared to $689,000 for the quarter ended March 31, 2020, due primarily to engineering wages related to the paver line. Selling, general and administrative (“SG&A”) expenses increased by $1,277,000 to $3,838,000 for the quarter ended March 31, 2021, compared to the quarter ended March 31, 2020. The increase in SG&A expenses was primarily due to expenses related to the paver line and professional fees to support business development efforts.
Operating income decreased from $4,088,000 for the quarter ended March 31, 2020 to $1,239,000 for the quarter ended March 31, 2021, due primarily to the operational and start-up
costs related to the Blaw-Knox acquisition and professional fees to support business development efforts.

For the quarter ended March 31, 2021, interest and dividend income, net of fees, was $327,000 as compared to $763,000 in the quarter ended March 31, 2020. The higher income in fiscal 2020 reflects the impact from a larger investment in corporate bonds and a higher average yield to maturity. The fiscal 2021 corporate investment bonds were reduced as the related investments were partially liquidated to fund the Blaw-Knox acquisition. The net realized and unrealized gains on marketable securities were $1,294,000 for the quarter ended March 31, 2021 versus net realized and unrealized losses of $(5,670,000) for the quarter ended March 31, 2020. The fiscal 2020 investment losses reflect the decline in the domestic equity markets from the impact of the
COVID-19
pandemic.
The effective income tax rate for the quarter ended March 31, 2021, and benefit for the quarter ended March 31, 2020, was 20.0% based on the expected annual effective income tax rate.
Net income for the quarter ended March 31, 2021 was $2,288,000 or $0.16 basic and diluted earnings per share versus a net loss of $(655,000) or $(0.04) basic and diluted loss per share for the quarter ended March 31, 2020.
Six Months Ended March 31, 2021 versus March 31, 2020
Net sales for the six months ended March 31, 2021 and 2020 were $40,316,000 and $44,023,000, respectively, a decrease of $3,707,000. The reduced revenues reflect a decrease in equipment sales recognized over time over the comparative period in the prior year partially offset by improved parts and component sales, including $1.6 million in paver parts sales.
Gross profit margins decreased to 22.6% in the six months ended March 31, 2021 from 26.5% in the six months ended March 31, 2020. The gross profit margins for the six months ended March 31, 2021 were negatively impacted by approximately $2.6 million of unabsorbed manufacturing labor and overhead expenses related to the paver line. In addition, increases in steel and OEM parts prices contributed to the lower overall gross margins during the six months ended March 31, 2021.
Product engineering and development expenses increased $459,000 in the six months ended March 31, 2021, compared to the six months ended March 31, 2020 due primarily to engineering wages related to the paver line. SG&A expenses increased $2,089,000 in the six months ended March 31, 2021, compared to the six months ended March 31, 2020. The increase in SG&A expenses was primarily due to expenses related to the paver line and professional fees to support business development efforts.
The Company had operating income of $181,000 for the six months ended March 31, 2021 versus $5,260,000 for the six months ended March 31, 2020, due primarily to the operational and start-up
costs related to the Blaw-Knox acquisition and professional fees to support business development efforts.
For the six months ended March 31, 2021, interest and dividend income, net of fees, from the investment portfolio was $641,000, as compared to $1,395,000 for the six months ended March 31, 2020. Interest income for the six months ended March 31, 2021, also included $456,000 of interest collected from a customer. The higher income from the investment portfolio in fiscal 2020 reflects the impact from a larger investment in corporate bonds and a higher average yield to maturity. The fiscal 2021 corporate bonds were reduced as the related investments were partially liquidated to fund the Blaw-Knox acquisition. Net realized and unrealized income on marketable securities was $3,488,000 for the six months ended March 31, 2021 versus net realized and unrealized losses of $(4,353,000) for the six months ended March 31, 2020. The fiscal 2020 investment losses reflect the decline in the domestic equity markets from the impact of the
COVID-19
pandemic.
The effective income tax rate for the six months ended March 31, 2021 and March 31, 2020 was 20.0%. Net income for the six months ended March 31, 2021 was $3,839,000, or $0.26 per diluted share, versus $1,834,000, or $0.12 per diluted share for the six months ended March 31, 2020.
Liquidity and Capital Resources
The Company generates capital resources through operations and returns on its investments.

The Company had no long-term or short-term debt outstanding at March 31, 2021 or September 30, 2020. As of March 31, 2021, the Company has funded $85,000 in cash deposits at insurance companies to cover related collateral needs. In April 2020, a financial institution issued an irrevocable standby letter of credit (“letter of credit”) on behalf of the Company for the benefit of one of the Company’s insurance carriers. The maximum amount that can be drawn by the beneficiary under the letter of credit is $150,000. The letter of credit expires in April 2022, unless terminated earlier, and can be extended, as provided by the agreement. The Company intends to renew the letter of credit for as long as the Company does business with the beneficiary insurance carrier. The letter is collateralized by restricted cash of the same amount on any outstanding drawings. To date, no amounts have been drawn under the letter of credit.
As of March 31, 2021, the Company had $29,417,000 in cash and cash equivalents, and $93,646,000 in marketable securities, including $25,169,000 in corporate bonds, $20,423,000 in equities, $13,238,000 in mutual funds, $16,552,000 in exchange-traded funds, $16,000,000 in government securities, and $2,264,000 in cash and money funds. The marketable securities are invested through a professional investment management firm. These securities may be liquidated at any time into cash and cash equivalents.
The Company’s backlog was $42.6 million at March 31, 2021 compared to $24.5 million at March 31, 2020 due to an increase in equipment orders in the most recent quarter. The Company’s working capital (defined as current assets less current liabilities) was $153.6 million at March 31, 2021 and $153.2 million at September 30, 2020. Cash provided by operations during the six months ended March 31, 2021 was $9,283,000. The significant purchases, sales and maturities of marketable securities shown on the condensed consolidated statements of cash flows typically reflect the recurring purchases and sales of United States treasury bills. Costs and estimated earnings in excess of billings decreased by $6.5 million reflecting the completion and shipment of several large contract jobs during the six months ended March 31, 2021. Customer deposits increased by $2.2 million from down payments on point-in-time
contract jobs booked but not shipped during the six months ended March 31, 2021.
Cash flows used in investing activities for the six months ended March 31, 2021 of $15,506,000 were related to the acquisition of Blaw-Know assets and subsequent capital expenditures, primarily for systems software and leasehold improvements for the paver line’s manufacturing facility. Cash provided by financing activities of $56,000 for the six months ended March 31, 2021, related to proceeds from the exercise of stock options.
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
Contract assets (excluding accounts receivable) under contracts with customers represent revenue recognized in excess of amounts billed on equipment sales recognized over time. There were no contract assets at March 31, 2021 and $6,405,000 in contract assets at September 30, 2020. These contract assets are included in current assets as costs and estimated earnings in excess of billings on the Company’s condensed consolidated balance sheets.
Revenues from all other contracts for the design and manufacture of equipment, for service and for parts sales, net of any discounts and return allowances, are recorded at a point in time when control of the goods or services has been transferred. Control of the goods or service typically transfers at time of shipment or upon completion of the service.
Payment for equipment under contract with customers is typically due prior to shipment. Payment for services under contract with customers is due as services are completed. Accounts receivable related to contracts with customers for equipment sales were $298,000 at March 31, 2021 and $223,000 at September 30, 2020.
Product warranty costs are estimated using historical experience and known issues and are charged to production costs as revenue is recognized.
Under certain contracts with customers, recognition of a portion of the consideration received may be deferred and recorded as a contract liability if the Company has to satisfy a future obligation, such as to provide installation assistance. There were no contract liabilities other than customer deposits at March 31, 2021 and September 30, 2020. Customer deposits related to contracts with customers were $6,026,000 at March 31, 2021 and $3,853,000 at September 30, 2020 and are included in current liabilities on the Company’s condensed consolidated balance sheets.
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
Changes in Internal Control over Financial Reporting
The Company’s management, including the Chief Executive Officer and Principal Financial and Accounting Officer, has reviewed the Company’s internal control over financial reporting. There were no changes in the Company’s internal control over financial reporting during the quarter ended March 31, 2021 that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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
During the six months ended March 31, 2021, there have been no material changes from the risk factors previously disclosed under Part I, Item 1A, “Risk Factors” in our Annual Report on Form
10-K,
for the year ended September 30, 2020.

Item 6.	Exhibits

Exhibit 31.1	Certification of Chief Executive Officer Pursuant to Rule 13a – 14(a) of the Securities Exchange Act of 1934, as amended

Exhibit 31.2	Certification of Chief Financial Officer Pursuant to Rule 13a – 14(a) of the Securities Exchange Act of 1934, as amended

Exhibit 32	Certifications of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U. S. C. Section 1350

Exhibit 101.1	Interactive Data File

101.INS	XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

101.SCH	XBRL Schema Document

101.CAL	XBRL Calculation Linkbase Document

101.DEF	XBRL Definition Linkbase Document

101.LAB	XBRL Label Linkbase Document

101.PRE	XBRL Presentation Linkbase Document

104	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2021, formatted in Inline XBRL (included in Exhibit 101)

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

GENCOR INDUSTRIES, INC.

/s/ John E. Elliott
John E. Elliott
Chief Executive Officer

May 14, 2021

/s/ Eric E. Mellen
Eric E. Mellen
Chief Financial Officer
(Principal Financial and Accounting Officer)

May 14, 2021