Form 10-Q
period 2021-06-30
GENCOR INDUSTRIES INC
filed 2021-08-11
CIK 64472

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2021
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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
of the Exchange Act).    Yes  ☐
No  ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at August 6, 2021
Common stock, $.10 par value	12,298,337 shares
Class B stock, $.10 par value	2,318,857 shares

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
pandemic, actions governments, and businesses take in response to the
COVID-19
pandemic, the impact of the pandemic and actions taken on regional economies, and the pace of recovery when the
COVID-19
pandemic subsides. The words “may,” “could,” “should,” “would,” “believe,” “anticipate,” “estimate,” “expect,” “intend,” “plan,” “target,” “goal,” and similar expressions are intended to identify forward-looking statements.
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

Part I. Financial Information
GENCOR INDUSTRIES, INC.
Condensed Consolidated Balance Sheets

	June 30, 2021	September 30, 2020
ASSETS	(Unaudited)
Current Assets:

Cash and cash equivalents	$27,544,000	$35,584,000
Marketable securities at fair value (cost $93,077,000 at June 30, 2021 and $89,514,000 at September 30, 2020)	95,345,000	89,498,000
Accounts receivable, less allowance for doubtful accounts of $307,000 at June 30, 2021 and $442,000 at September 30, 2020	3,120,000	1,992,000
Costs and estimated earnings in excess of billings	—	6,405,000
Inventories, net	40,832,000	27,090,000
Prepaid expenses and other current assets	1,233,000	1,189,000

Total Current Assets	168,074,000	161,758,000

Property and equipment, net	12,251,000	8,341,000
Other long-term assets	948,000	995,000

Total Assets	$181,273,000	$171,094,000

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$4,406,000	$1,728,000
Customer deposits	3,761,000	3,853,000
Billings in excess of costs and estimated earnings	685,000	—
Accrued expenses and other current liabilities	2,874,000	2,605,000
Current operating lease liabilities	403,000	328,000

Total Current Liabilities	12,129,000	8,514,000

Deferred and other income taxes	1,203,000	746,000
Non-current operating lease liabilities	491,000	614,000

Total Liabilities	13,823,000	9,874,000

Commitments and contingencies

Shareholders’ equity:
Preferred stock, par value $.10 per share; 300,000 shares authorized; none issued	—	—
Common stock, par value $ .10 per share; 15,000,000 shares authorized; 12,298,337 shares and 12,287,337 shares issued and outstanding at June 30, 2021 and September 30, 2020, respectively	1,230,000	1,229,000
Class B Stock, par value $ .10 per share; 6,000,000 shares authorized; 2,318,857 shares issued and outstanding at June 30, 2021 and September 30, 2020	232,000	232,000
Capital in excess of par value	12,386,000	12,331,000
Retained earnings	153,602,000	147,428,000

Total Shareholders’ Equity	167,450,000	161,220,000

Total Liabilities and Shareholders’ Equity	$181,273,000	$171,094,000

See accompanying Notes to Condensed Consolidated Financial Statements

GENCOR INDUSTRIES, INC.
Condensed Consolidated Statements of Income
(Unaudited)

	For the Quarters Ended June 30,		For the Nine Months Ended June 30,
	2021	2020	2021	2020
Net revenue	$24,919,000	$22,940,000	$65,235,000	$66,963,000
Cost of goods sold	19,314,000	17,555,000	50,504,000	49,920,000
Gross profit	5,605,000	5,385,000	14,731,000	17,043,000

Operating expenses:
Product engineering and development	1,176,000	849,000	3,089,000	2,304,000
Selling, general and administrative	3,202,000	2,522,000	10,235,000	7,465,000

	4,378,000	3,371,000	13,324,000	9,769,000

Operating income	1,227,000	2,014,000	1,407,000	7,274,000
Other income (expense), net:
Interest and dividend income, net of fees	306,000	512,000	1,437,000	1,907,000
Net realized and unrealized gains (losses) on marketable securities	1,386,000	2,888,000	4,873,000	(1,465,000)
Other	—	(10,000)	—	(20,000)

	1,692,000	3,390,000	6,310,000	422,000

Income before income tax expense	2,919,000	5,404,000	7,717,000	7,696,000
Income tax expense	584,000	1,082,000	1,543,000	1,540,000

Net income	$2,335,000	$4,322,000	$6,174,000	$6,156,000

Basic Income per Common Share:
Net income per share	$0.16	$0.30	$0.42	$0.42

Diluted Income per Common Share:
Net income per share	$0.16	$0.29	$0.42	$0.42

See accompanying Notes to Condensed Consolidated Financial Statements

GENCOR INDUSTRIES, INC.
Condensed Consolidated Statements of Shareholders’ Equity
(Unaudited)

For the Nine Months Ended June 30, 2021
	Common Stock		Class B Stock		Capital in Excess of	Retained	Total Shareholders’
	Shares	Amount	Shares	Amount	Par Value	Earnings	Equity

September 30, 2020	12,287,337	$1,229,000	2,318,857	$232,000	$12,331,000	$147,428,000	$161,220,000
Net income	—	—	—	—	—	1,551,000	1,551,000

December 31, 2020	12,287,337	$1,229,000	2,318,857	$232,000	$12,331,000	$148,979,000	$162,771,000

Net income	—	—	—	—	—	2,288,000	2,288,000
Stock options exercised	11,000	1,000	—	—	55,000	—	56,000

March 31, 2021	12,298,337	$1,230,000	2,318,857	$232,000	$12,386,000	$151,267,000	$165,115,000

Net income	—	—	—	—	—	2,335,000	2,335,000

June 30, 2021	12,298,337	$1,230,000	2,318,857	$232,000	$12,386,000	$153,602,000	$167,450,000

See accompanying Notes to Condensed Consolidated Financial Statements

For the Nine Months Ended June 30, 2020
	Common Stock		Class B Stock		Capital in Excess of	Retained	Total Shareholders’
	Shares	Amount	Shares	Amount	Par Value	Earnings	Equity

September 30, 2019	12,277,337	$1,228,000	2,308,857	$231,000	$12,159,000	$141,897,000	$155,515,000
Net income	—	—	—	—	—	2,489,000	2,489,000
Stock-based compensation	—	—	—	—	18,000	—	18,000

December 31, 2019	12,277,337	1,228,000	2,308,857	231,000	12,177,000	144,386,000	158,022,000

Net loss	—	—	—	—	—	(655,000)	(655,000)
Stock-based compensation	—	—	—	—	17,000	—	17,000

March 31, 2020	12,277,337	1,228,000	2,308,857	231,000	12,194,000	143,731,000	157,384,000

Net income	—	—	—	—	—	4,322,000	4,322,000
Stock-based compensation	—	—	—	—	18,000	—	18,000
Stock options exercised	10,000	1,000	10,000	1,000	101,000	—	103,000

June 30, 2020	12,287,337	$1,229,000	2,318,857	$232,000	$12,313,000	$148,053,000	$161,827,000

See accompanying Notes to Condensed Consolidated Financial Statements

GENCOR INDUSTRIES, INC.
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	For the Nine Months Ended June 30,
	2021	2020
Cash flows from operations:

Net income	$6,174,000	$6,156,000
Adjustments to reconcile net income to cash flows provided by operating activities:
Purchases of marketable securities	(101,040,000)	(112,668,000)
Proceeds from sale and maturity of marketable securities	99,638,000	110,805,000
Change in fair value of marketable securities	(4,445,000)	1,510,000
Deferred income taxes	457,000	(2,066,000)
Depreciation and amortization	1,931,000	1,244,000
Provision for doubtful accounts	125,000	50,000
Stock-based compensation	—	53,000
Changes in assets and liabilities:
Accounts receivable	(1,253,000)	(56,000)
Costs and estimated earnings in excess of billings	7,090,000	3,774,000
Inventories (excluding the effect of the Blaw-Knox acquisition)	(3,357,000)	804,000
Prepaid expenses and other current assets	(44,000)	(1,150,000)
Accounts payable	2,678,000	182,000
Customer deposits	(92,000)	733,000
Accrued expenses and other current liabilities	268,000	34,000

Total adjustments	1,956,000	3,249,000

Cash flows provided by operating activities	8,130,000	9,405,000

Cash flows used in investing activities:
Acquisition of Blaw-Knox assets	(13,777,000)	—
Capital expenditures	(2,449,000)	(1,246,000)

Cash flows used in investing activities	(16,226,000)	(1,246,000)

Cash flows from financing activities:
Proceeds from stock option exercises	56,000	103,000

Cash flows provided by financing activities	56,000	103,000

Net increase (decrease) in cash	(8,040,000)	8,262,000
Cash at:
Beginning of period	35,584,000	10,302,000

End of period	$27,544,000	$18,564,000

Non-cash investing activities:
Operating lease right-of-use assets	$254,000	$—
Operating lease liabilities	$254,000	$—
See accompanying Notes to Condensed Consolidated Financial Statements

GENCOR INDUSTRIES, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
Note 1 - Basis of Presentation
The accompanying condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form
10-Q
and Article 10 of Regulation
S-X.
Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all material adjustments (consisting of normal, recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the quarter and nine months ended June 30, 2021 are not necessarily indicative of the results that may be expected for the year ending September 30, 2021.
The accompanying Condensed Consolidated Balance Sheet at September 30, 2020 has been derived from the audited financial statements at that date but does not include all of the information and notes required by generally accepted accounting principles for complete financial statements.
On October 1, 2020, the Company acquired the Blaw-Knox paver line and associated assets, including inventory, fixed assets and related intellectual property, from Volvo Construction Equipment North America, LLC (“Volvo CE”). The acquisition provides the Company entry into the asphalt paver sector of the asphalt industry. The acquisition was accounted for as a business combination under ASC 805, “Business Combinations.” The initial purchase price of approximately $14.4 million, which was subject to post-closing adjustments, was funded by cash on hand. After post-closing adjustments transacted during quarter ended March 31, 2021, the final purchase price was $13.8 million, including $10.4 million in inventory and $3.4 million in fixed assets. There were no liabilities assumed. The accompanying condensed consolidated financial statements as of June 30, 2021, include the assets, liabilities and operating results of the paver line for the quarter and nine
 months then ended. There were no paver equipment revenues during the quarter ended December 31, 2020, as the facility was being readied for production which began in the quarter ended March 31, 2021.
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
(“ROU”) asset and related lease liabilities of approximately $970,000. On October 9, 2020, the Company entered into a second operating lease for additional warehousing space for the paver inventory. The lease term is for one year beginning November 2020 with automatic one-year
renewals. In accordance with ASU
2016-02,
the Company recorded a ROU asset totaling $254,000 and related lease liabilities at inception (see Note 9 – Leases).
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
COVID-19
Pandemic
The Company continues to monitor and evaluate the risks related to the
COVID-19
pandemic, including impacts on its employees, customers, suppliers and financial results. As of the date of issuance of these Condensed Consolidated Financial Statements, the Company’s operations have not been significantly impacted. However, the full impact of the
COVID-19
pandemic continues to evolve subsequent to the quarter ended June 30, 2021 and as of the date these Condensed Consolidated Financial Statements are issued. As such, the full magnitude that the
COVID-19
pandemic will have on the Company’s financial condition and future results of operations is uncertain. Management is actively monitoring the Company’s financial condition, operations, suppliers, industry, customers, and workforce. As the
COVID-19
pandemic continues, the Company’s ability to meet customer demands for products may be impacted or its customers may experience adverse business consequences due to
COVID-19.
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

The following table sets forth, by level, within the fair value hierarchy, the Company’s marketable securities measured at fair value as of June 30, 2021:

	Fair Value Measurements
	Level 1	Level 2	Level 3	Total
Equities	$14,679,000	$—	$—	$14,679,000
Mutual Funds	10,341,000	—	—	10,341,000
Exchange-Traded Funds	9,545,000	—	—	9,545,000
Corporate Bonds	—	25,229,000	—	25,229,000
Government Securities	30,998,000	—	—	30,998,000
Cash and Money Funds	4,553,000	—	—	4,553,000

Total	$70,116,000	$25,229,000	$—	$95,345,000

Changes in net unrealized gains and (losses) included in the condensed consolidated statements of income for the quarter and nine months ended June 30, 2021, were $(219,000) and $2,284,000, respectively.
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

Net inventories at June 30, 2021 and September 30, 2020 consist of the following:

	June 30, 2021	September 30, 2020
Raw materials	$27,057,000	$14,607,000
Work in process	7,179,000	3,633,000
Finished goods	6,556,000	8,810,000
Used equipment	40,000	40,000

	$40,832,000	$27,090,000

As discussed in Note 1 to the condensed consolidated financial statements, the Company acquired

$
10.4

million of inventory in the Blaw-Know acquisition. Such inventories, adjusted for any purchases and sales since the acquisition date, is included in the net inventories as of June 30, 2021. Slow-moving and obsolete i
n
ventory allowances were
$
5,208,000
and $
4,617,000
at June 30, 2021 and September 30, 2020, respectively.
Note 4 – Costs and Estimated Earnings in Excess of
Billings and Billings in Excess of Costs and Estimated Earnings
Billings in excess of costs and estimated earnings on uncompleted contracts as of June 30, 2021, and costs and estimated earnings in excess of billings on uncompleted contracts as of September 30, 2020, consist of the following:

	June 30, 2021	September 30, 2020
Costs incurred on uncompleted contracts	$7,975,000	$10,390,000
Estimated earnings	3,368,000	4,680,000

	11,343,000	15,070,000
Billings to date	12,028,000	8,665,000

Costs and estimated earnings in excess of billings	$—	$6,405,000
Bill ings in excess of costs and estimated earnings	$685,000	$—

Note 5 – Earnings per Share Data
The following table sets forth the computation of basic and diluted earnings per share for the quarters and nine months ended June 30, 2021 and 2020:

	Quarter Ended June 30,		Nine Months Ended June 30,
	2021	2020	2021	2020
Net Income	$2,335,000	$4,322,000	$6,174,000	$6,156,000

Common Shares:
Weighted average common shares outstanding	14,617,000	14,601,000	14,613,000	14,592,000
Effect of dilutive stock options	132,000	118,000	129,000	125,000

Diluted shares outstanding	14,749,000	14,719,000	14,742,000	14,717,000

Basic:
Net earnings per share	$0.16	$0.30	$0.42	$0.42

Diluted:
Net earnings per share	$0.16	$0.29	$0.42	$0.42

Basic earnings per share are based on the weighted-average number of shares outstanding. Diluted earnings per share are based on the sum of the weighted average number of shares outstanding plus common stock equivalents.
The weighted-average
 shares issuable upon the exercise of stock options included in the diluted earnings per share calculation for the quarter and nine
months ended June
30
,
2021
were
252,000
and
252,000
, respectively, which equates to
132,000
and
129,000
dilutive common stock equivalents, respectively. The weighted-average shares issuable upon the exercise of stock options included in the diluted earnings per share calculation for the quarter and nine
months ended June
30
,
2020
were
250,000
and
257,000
, respectively, which equates to
118,000
and
125,000
dilutive common stock equivalents, respectively. There were
7,000
weighted-average shares issuable upon the exercise of stock options, which were not included in the diluted earnings per share calculation for the quarter ended June
30
,
2020
because they were anti-dilutive. There were
no
anti-dilutive shares for the quarter and
nine
months ended June
30
,
2021
.
Note 6 – Customers with 10% (or greater) of Net Revenues
During the quarter ended June 30, 2021, one customer accounted for 17.5% of net revenues. During the nine months ended June 30, 2021, no customer accounted for 10% or more of net revenues.
During the quarter ended June 30, 2020, three customers accounted for 16.5%, 13.3% and 12.6% of net revenues. During the nine months ended June 30, 2020, no customer accounted for 10% or more of net revenues.
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
Deferred tax assets and liabilities are measured using the rates expected to apply to taxable income in the years in which the temporary differences are expected to reverse and the credits are expected to be used. The effect on deferred tax assets and liabilities of the change in tax rates is recognized in income in the period that includes the enactment date. All available evidence, both positive and negative, is considered to determine whether, based on the weight of that evidence, the Company is more likely than not to realize the benefit of a deferred tax asset and whether a valuation allowance is needed for some portion or all of a deferred tax asset. No such valuation allowances were recorded as of June 30, 2021 and September 30, 2020.
The Company’s income tax provision is based on management’s estimate of the effective tax rate for the full year. The tax provision in any period will be affected by, among other things, permanent, as well as temporary differences in the deductibility of certain items, in addition to changes in tax legislation. As a result, the Company may experience significant fluctuations in the effective book tax rate (that is, its tax expense divided by pre-tax
book income) from period to period. The Company’s effective tax rates for the quarters and nine months ended June 30, 2021 and June 30, 2020 reflect the impact of the reduced rates under the U.S. Tax Cuts and Jobs Act (the “Tax Reform Act”) which was signed into law on December 22, 2017.

Note 8 – Revenue Recognition and Related Costs
The Company recognizes revenue under ASU
No. 2014-09,
Revenue from Contracts with Customers
(Topic 606). The following table disaggregates the Company’s net revenue by major source for the quarters and nine
months ended June 30, 2021 and 2020:

	Quarter Ended June 30,		Nine Months Ended June 30,
	2021	2020	2021	2020
Equipment sales recognized over time	$6,507,000	$10,350,000	$14,509,000	$32,269,000
Equipment sales recognized at a point in time	12,258,000	8,995,000	31,959,000	20,946,000
Parts and component sales	5,240,000	2,671,000	16,001,000	10,492,000
Freight revenue	996,000	822,000	2,888,000	2,926,000
Other	(82,000)	102,000	(122,000)	330,000

Net revenue	$24,919,000	$22,940,000	$65,235,000	$66,963,000

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
Contract assets (excluding accounts receivable) under contracts with customers represent revenue recognized in excess of amounts billed on equipment sales recognized over time. These contract assets were zero
 at June 30, 2021 and $6,405,000
at September 30, 2020. Contract assets at September 30, 2020 are included in current assets as costs and estimated earnings in excess of billings on the Company’s condensed consolidated balance sheet at September 30, 2020.
Revenues from all other contracts for the design and manufacture of equipment, for service and for parts sales, net of any discounts and return allowances, are recorded at a point in time when control of the goods or services has been transferred. Control of the goods or service typically transfers at time of shipment or upon completion of the service.
Payment for equipment under contract with customers is typically due prior to shipment. Payment for services under contract with customers is due as certain milestones are completed. Accounts receivable related to contracts with customers for equipment sales was $268,000 at June 30, 2021 and $223,000 at September 30, 2020.
Product warranty costs are estimated using historical experience and known issues and are charged to production costs as revenue is recognized. Provisions for estimated returns and allowances and other adjustments are provided for in the same period the related sales are recorded. Returns and allowances, which reduce product revenue, are estimated using historical experience.
Under certain contracts with customers, recognition of a portion of the consideration received may be deferred and recorded as a contract liability if the Company has to satisfy a future obligation, such as to provide installation assistance. There were no contract liabilities other than customer deposits and billings in excess of costs and estimated earnings at June 30, 2021 and customer deposits at September 30, 2020. Customer deposits related to contracts with customers were $
3,761,000
at June
30
,
2021
and $
3,853,000
at September
30
,
2020
, and are included in current liabilities on the Company’s condensed consolidated balance sheets at June
30
,
2021
and September
30
,
2020
, respectively.

Billings in excess of costs and estimated earnings were $
685,000
at June 30, 2021 and zero at September 30, 2020. These contract liabilities represent billings in excess of revenue recognized on equipment sales recognized over time, and are included current liabilities on the Company’s condensed consolidated balance sheet at June 30, 2021.

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
Note 9 – Leases
The Company leases certain equipment under
non-cancelable
operating leases. Future minimum rental payments under these leases at June 30, 2021 were immaterial.
On August 28, 2020, the Company entered into a three-year operating lease for property related to the manufacturing and warehousing of the paver line which was acquired on October 1, 2020. The lease term is for the period beginning on September 1, 2020 through August 31, 2023. In accordance with ASU
2016-02,
the Company recorded a ROU asset totaling $970,000 and related lease liabilities at inception. On October 9, 2020, the Company entered into an operating lease for additional warehousing space for paver inventory. The lease term is for one year beginning November 2020 with automatic one-year
renewals. In accordance with ASU
2016-02,
the Company recorded a ROU asset totaling $254,000 and related lease liabilities at inception.
For the quarter and nine months ended June 30, 2021, operating lease costs were $106,000 and $301,000, respectively, and cash payments related to these operating leases were $105,000 and $349,000, respectively.
Other information concerning the Company’s operating lease accounted for under ASC 842 guidelines as of June 30, 2021 and September 30, 2020, is as follows:

	June 30, 2021	September 30, 2020
Operating lease ROU asset included in other long-term assets	$894,000	$942,000
Current operating lease liability	403,000	328,000
Non-current operating lease liability	491,000	614,000
Weighted average remaining lease term (in years)	2.25	2.92
Weighted average discount rate used in calculating ROU asset	4.0%	4.0%
Future annual minimum lease payments as of June 30, 2021 are as follows:

Fiscal Year	Annual Lease Payments
2021 (remaining 3 months)	$116,000
2022	419,000
2023	400,000

Total	935,000
Less interest	(41,000)

Present value of lease liabilities	$894,000

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
Impact of
COVID-19
The Company continues to monitor and evaluate the risks related to the
COVID-19
pandemic, including impacts on its employees, customers, suppliers and financial results. As of the date of issuance of the Condensed Consolidated Financial Statements for the quarter and nine months ended June 30, 2021, the Company’s operations have not been significantly impacted. However, the full impact of the
COVID-19
pandemic continues to evolve subsequent to the quarter and nine months ended June 30, 2021 and as of the date the Condensed Consolidated Financial Statements are issued. As such, the full magnitude that the
COVID-19
pandemic will have on the Company’s financial condition and future results of operations is uncertain. Management is actively monitoring the Company’s financial condition, operations, suppliers, industry, customers, and workforce. As the
COVID-19
pandemic continues, the Company’s ability to meet customer demands for products may be impacted or its customers may experience adverse business consequences due to
COVID-19.
Reduced demand for products or ability to meet customer demand (including as a result of disruptions from the Company’s suppliers) could have a material adverse effect on its business operations and financial performance.
Results of Operations
Quarter Ended June 30, 2021 versus June 30, 2020
Net revenue for the quarter ended June 30, 2021 was $24,919,000, as compared to $22,940,000 for the quarter ended June 30, 2020, an increase of $1,979,000, or 8.6%. The increase in net revenue was due to paver equipment and parts sales of approximately $2.3 million in the quarter ended June 30, 2021, compared with no paver revenues in the quarter ended June 30, 2020.
As a percent of net revenue, gross profit margins were 22.5% in the quarter ended June 30, 2021 compared to 23.5% in the quarter ended June 30, 2020. During the quarter ended June 30, 2021, the Company continued to experience higher manufacturing costs associated with steel and OEM parts pricing, as well as unabsorbed manufacturing labor and overhead expenses related to the paver line. The negative effect of these higher manufacturing costs on the quarter ended June 30, 2021, was partially offset by improved margins on certain equipment sales recognized over time and increased parts sales, in dollars and as a percentage of total net revenues, at higher margins.
Product engineering and development expenses increased by $327,000 to $1,176,000 for the quarter ended June 30, 2021, as compared to $849,000 for the quarter ended June 30, 2020, due primarily to engineering wages related to the paver line. Selling, general and administrative (“SG&A”) expenses increased by $680,000 to $3,202,000 for the quarter ended June 30, 2021, as compared to $2,522,000 for the quarter ended June 30, 2020. The increase in SG&A expenses was primarily due to expenses related to the paver line.
Operating income decreased from $2,014,000 for the quarter ended June 30, 2020 to $1,227,000 for the quarter ended June 30, 2021, due primarily to the operational costs related to the Blaw-Knox acquisition.

For the quarter ended June 30, 2021, interest and dividend income, net of fees, from the investment portfolio was $306,000, as compared to $512,000 in the quarter ended June 30, 2020. The higher income in fiscal 2020 reflects the impact from a larger investment in corporate bonds and a higher average yield to maturity. The fiscal 2021 corporate investment bonds were reduced as the related investments were partially liquidated to fund the Blaw-Knox acquisition. Net realized and unrealized gains on marketable securities were $1,386,000 for the quarter ended June 30, 2021 versus net unrealized and realized gains of $2,888,000 for the quarter ended June 30, 2020. The investment gains for the quarter ended June 30, 2020 reflect a recovery in the domestic equity markets after the initial declines from the impact of the
COVID-19
pandemic in the quarter ended March 31, 2020.
The effective income tax rate for the quarters ended June 30, 2021 and 2020 was 20.0%.
Net income for the quarter ended June 30, 2021 was $2,335,000, or $0.16 per diluted share, versus $4,322,000, or $0.29 per diluted share, for the quarter ended June 30, 2020.
Nine Months Ended June 30, 2021 versus June 30, 2020
Net revenue for the nine months ended June 30, 2021 and 2020 were $65,235,000 and $66,963,000, respectively, a decrease of $1,728,000. The reduced revenues reflect a decrease in equipment sales recognized over time compared to the same period in the prior year partially offset by improved parts and component sales, including $3.9 million in paver equipment and parts sales for the nine months ended June 30, 2021, compared with no paver revenues for the nine months ended June 30, 2020.
Gross profit margins decreased to 22.6% in the nine months ended June 30, 2021 from 25.5% in the nine months ended June 30, 2020. The gross profit margins for the nine months ended June 30, 2021 were negatively impacted by approximately $3.4 million of unabsorbed manufacturing labor and overhead expenses related to the paver line. In addition, increases in steel and OEM parts prices contributed to the lower overall gross margins during the nine months ended June 30, 2021.
Product engineering and development expenses increased by $785,000 in the nine months ended June 30, 2021, compared to the nine months ended June 30, 2020 due primarily to engineering wages related to the paver line. SG&A expenses increased $2,770,000 in the nine months ended June 30, 2021, compared to the nine months ended June 30, 2020. The increase in SG&A expenses was primarily due to expenses related to the paver line and professional fees to support business development efforts.
The Company had operating income of $1,407,000 for the nine months ended June 30, 2021 versus $7,274,000 for the nine months ended June 30, 2020. The decrease in operating income was due primarily to the operational and start-up
costs related to the Blaw-Knox acquisition and professional fees to support business development efforts.
For the nine months ended June 30, 2021, interest and dividend income, net of fees, from the investment portfolio was $1,437,000, as compared to $1,907,000 for the nine months ended June 30, 2020. Interest income for the nine months ended June 30, 2021, also included $456,000 of interest collected from a customer. The higher interest income from the investment portfolio in fiscal 2020 reflects the impact from a larger investment in corporate bonds and a higher average yield to maturity. The fiscal 2021 corporate bonds were reduced as the related investments were partially liquidated to fund the Blaw-Knox acquisition. Net realized and unrealized income on marketable securities was $4,873,000 for the nine months ended June 30, 2021 versus net realized and unrealized losses of $(1,465,000) for the nine months ended June 30, 2020. The fiscal 2020 investment losses reflect the decline in the domestic equity markets from the impact of the
COVID-19
pandemic.
The effective income tax rate for the nine months ended June 30, 2021 and June 30, 2020 was 20.0%. Net income for the nine months ended June 30, 2021 was $6,174,000, or $0.42 per diluted share, versus $6,156,000, or $0.42 per diluted share, for the nine months ended June 30, 2020.
Liquidity and Capital Resources
The Company generates capital resources through operations and returns on its investments.

The Company had no long-term or short-term debt outstanding at June 30, 2021 or September 30, 2020. As of June 30, 2021, the Company has funded $85,000 in cash deposits at insurance companies to cover related collateral needs. In April 2020, a financial institution issued an irrevocable standby letter of credit (“letter of credit”) on behalf of the Company for the benefit of one of the Company’s insurance carriers. The maximum amount that can be drawn by the beneficiary under the letter of credit is $150,000. The letter of credit expires in April 2022, unless terminated earlier, and can be extended, as provided by the agreement. The Company intends to renew the letter of credit for as long as the Company does business with the beneficiary insurance carrier. The letter is collateralized by restricted cash of the same amount on any outstanding drawings. To date, no amounts have been drawn under the letter of credit.
As of June 30, 2021, the Company had $27,544,000 in cash and cash equivalents, and $95,345,000 in marketable securities, including $25,229,000 in corporate bonds, $14,679,000 in equities, $10,341,000 in mutual funds, $9,545,000 in exchange-traded funds, $30,998,000 in government securities, and $4,553,000 in cash and money funds. The marketable securities are invested through a professional investment management firm. These securities may be liquidated at any time into cash and cash equivalents.
The Company’s backlog was $28.5 million at June 30, 2021, compared to $11.7 million at June 30, 2020. The Company’s working capital (defined as current assets less current liabilities) was $155.9 million at June 30, 2021 and $153.2 million at September 30, 2020. Cash provided by operations during the nine months ended June 30, 2021 was $8,130,000. The significant purchases, sales and maturities of marketable securities shown on the condensed consolidated statements of cash flows reflect the recurring purchases and sales of United States treasury bills. Accounts receivable increased by $1,253,000 due to the additional receivables related to the Blaw-Knox business. Costs and estimated earnings in excess of billings decreased by $7,090,000 reflecting the completion and shipment of several large contract jobs during the nine months ended June 30, 2021. Excluding the impact of the Blaw-Knox acquisition, inventories increased by $3,357,000 primarily due to progress on two large contract orders where revenue is recognized at a point in time and some stock build to compensate for the long lead times from suppliers. Accounts payable increased by $2,678,000 due to the additional payables related to the Blaw-Knox business along with the increase in inventory.
Cash flows used in investing activities for the nine months ended June 30, 2021 of $16,226,000 were related to the acquisition of Blaw-Know paver line and subsequent capital expenditures, primarily for systems software and leasehold improvements for the paver line’s manufacturing facility. Cash provided by financing activities of $56,000 for the nine months ended June 30, 2021, related to proceeds from the exercise of stock options.
Seasonality
The Company’s primary business is the manufacture of asphalt pavers, asphalt plants and related components and typically experiences a seasonal slowdown during the third and fourth quarters of the calendar year. This slowdown often results in lower reported sales and operating results during the first and fourth quarters of the fiscal year ended September 30.
Critical Accounting Policies, Estimates and Assumptions
The Company believes the following discussion addresses its most critical accounting policies, which are those that are most important to the portrayal of the financial condition and results of operations and require management’s most difficult, subjective, or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain. Accounting policies, in addition to the critical accounting policies referenced below, are presented in Note 1 to the Company’s consolidated financial statements included in the Company’s Annual Report on Form
10-K
for the year ended September 30, 2020, “Accounting Policies.”

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
Contract assets (excluding accounts receivable) under contracts with customers represent revenue recognized in excess of amounts billed on equipment sales recognized over time. These contract assets were zero at June 30, 2021 and $6,405,000 at September 30, 2020. Contract assets at September 30, 2020 are included in current assets as costs and estimated earnings in excess of billings on the Company’s condensed consolidated balance sheet at September 30, 2020.
Revenues from all other contracts for the design and manufacture of equipment, for service and for parts sales, net of any discounts and return allowances, are recorded at a point in time when control of the goods or services has been transferred. Control of the goods or service typically transfers at time of shipment or upon completion of the service.
Payment for equipment under contract with customers is typically due prior to shipment. Payment for services under contract with customers is due as certain milestones are completed. Accounts receivable related to contracts with customers for equipment sales was $268,000 at June 30, 2021 and $223,000 at September 30, 2020.
Product warranty costs are estimated using historical experience and known issues and are charged to production costs as revenue is recognized.
Under certain contracts with customers, recognition of a portion of the consideration received may be deferred and recorded as a contract liability if the Company has to satisfy a future obligation, such as to provide installation assistance. There were no contract liabilities other than customer deposits and billings in excess of costs and estimated earnings at June 30, 2021 and customer deposits at September 30, 2020. Customer deposits related to contracts with customers were $3,761,000 at June 30, 2021 and $3,853,000 at September 30, 2020, and are included in current liabilities on the Company’s condensed consolidated balance sheets at June 30, 2021 and September 30, 2020, respectively. Billings in excess of costs and estimated earnings were $685,000 at June 30, 2021 and represent billings in excess of revenue recognized on equipment sales recognized over time, and are included current liabilities on the Company’s condensed consolidated balance sheet at June 30, 2021.
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
Changes in Internal Control over Financial Reporting
The Company’s management, including the Chief Executive Officer and Principal Financial and Accounting Officer, has reviewed the Company’s internal control over financial reporting. There were no changes in the Company’s internal control over financial reporting during the quarter and nine months ended June 30, 2021 that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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
During the nine months ended June 30, 2021, there have been no material changes from the risk factors previously disclosed under Part I, Item 1A, “Risk Factors” in our Annual Report on Form
10-K,
for the year ended September 30, 2020.
Item 6. Exhibits

Exhibit 31.1	Certification of Chief Executive Officer Pursuant to Rule 13a – 14(a) of the Securities Exchange Act of 1934, as amended

Exhibit 31.2	Certification of Chief Financial Officer Pursuant to Rule 13a – 14(a) of the Securities Exchange Act of 1934, as amended

Exhibit 32	Certifications of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U. S. C. Section 1350

Exhibit 101.1	Interactive Data File

101.INS	XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

101.SCH	XBRL Schema Document

101.CAL	XBRL Calculation Linkbase Document

101.DEF	XBRL Definition Linkbase Document

101.LAB	XBRL Label Linkbase Document

101.PRE	XBRL Presentation Linkbase Document

104	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2021, formatted in Inline XBRL (included in Exhibit 101)

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

GENCOR INDUSTRIES, INC.

/s/ John E. Elliott
John E. Elliott
Chief Executive Officer

August 11, 2021

/s/ Eric E. Mellen
Eric E. Mellen
Chief Financial Officer
(Principal Financial and Accounting Officer)

August 11, 2021