Form 10-K
period 2021-09-30
GENCOR INDUSTRIES INC
filed 2021-12-17
CIK 64472

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended September 30, 2021

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
common equity held by
non-affiliates
computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter: $141,285,000.
Indicate the number of shares outstanding of each of the registrant’s classes of Common Stock, as of the latest practicable date. As of December 10, 2021:

Common Stock ($.10 par value):	12,338,845 shares
Class B Stock ($.10 par value):	2,318,857 shares

DOCUMENTS INCORPORATED BY REFERENCE
Part III of this Form
10-K
is incorporated by reference from the Registrant’s 2022 Proxy Statement for the Annual Meeting of the Stockholders.
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
General
Gencor Industries, Inc. and its subsidiaries (the “Company,” “Gencor,” “we,” “us” or “our”) is a leading manufacturer of heavy machinery used in the production of highway construction equipment and materials and environmental control equipment.    The Company’s products are manufactured in the United States and sold through a combination of Company sales representatives and independent dealers and agents located throughout the world.
The Company designs, manufactures and sells machinery and related equipment used primarily for the production of asphalt and highway construction equipment and materials. The Company’s principal core products include asphalt pavers, hot mix asphalt plants, combustion systems, and fluid heat transfer systems. The Company believes that its technical and design capabilities and environmentally friendly process technology have enabled it to become a leading producer of hot mix asphalt plants and related components in North America. The Company believes it has the largest installed base of asphalt plants in the United States.
Because the Company’s products are sold primarily to companies in the highway construction industry, its business has historically been seasonal. Traditionally, the Company’s customers do not purchase new equipment during the summer and fall months to avoid disrupting their peak season for highway construction and repair work. The majority of orders for the Company’s asphalt plants and pavers are typically received between October and February, with a significant volume of shipments occurring prior to June. The principal factors driving demand for the Company’s products are the level of federal and state funding for domestic highway construction and repair, the replacement of existing plants, and a trend towards efficient, larger plants.
In 1968, the Company was formed by the merger of Mechtron Corporation with General Combustion, Inc. (“General Combustion”) and Genco Manufacturing, Inc. The new entity reincorporated in Delaware in 1969 and adopted the name Mechtron International Corporation in 1970. In 1985, the Company began a series of acquisitions into related fields starting with the Beverley Group Ltd. (“Beverley”) in the United Kingdom.
Hy-Way
Heat Company, Inc.
(“Hy-Way
Heat”) and the Bituma Group were acquired in 1986. In 1987, the Company changed its name to Gencor Industries, Inc. and acquired Davis Line Inc. and its subsidiaries in 1988.
In 1998, the Company entered into agreements with Carbontronics, LLC, pursuant to which the Company designed, manufactured, sold and installed four synthetic fuel production plants. In addition to payment for the plants, the Company received membership interests in two synthetic fuel entities. These derived significant cash flows from the sale of synthetic fuel and tax credits (Internal Revenue Code, Section 29) and, consequently, distributed significant cash to the Company from 2001 to 2010.
The tax credit legislation expired at the end of calendar year 2007. Consequently, the four synthetic fuel plants were decommissioned. The plants were sold or transferred to site owners in exchange for a release of all contracted liabilities related to the removal of plants from the sites. Gencor’s ownership in the two synthetic fuel entities ended in 2013.
On October 1, 2020, the Company acquired the Blaw-Knox assets from Volvo Construction Equipment North America, LLC (“Volvo CE”). The acquisition expanded the Company’s product offerings by adding highway class asphalt pavers to its asphalt plant and related equipment products.
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
Seasonality
The Company is concentrated in the manufacturing of asphalt pavers, asphalt plants and related components, which is typically subject to a seasonal slow-down during the third and fourth quarters of the calendar year.
Competition
The markets for the Company’s products are highly competitive. The industry remains fairly concentrated, with a small number of companies competing for the majority of the Company’s product lines. The principal competitive factors include quality, price, delivery, availability, and technology. The Company believes it manufactures the highest quality and heaviest equipment in the industry. Its products’ performance reliability, brand recognition, pricing, and after-the-sale
technical support are other important factors.

Sales and Marketing
The Company’s products and services are marketed primarily through Company-employed sales representatives and independent dealers.
Sales Backlog
The size of the Company’s backlog should not be viewed as an indicator of the Company’s quarterly or annualized revenues, due to the timing of order fulfillment of asphalt plants. The Company’s backlog, which includes orders received through the date of this filing, was $53.1 million and $24.9 million as of December 1, 2021 and December 1, 2020, respectively.
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
Employees
As of September 30, 2021, the Company had 380 full-time employees. The Company has a collective bargaining agreement covering employees at its Marquette, Iowa facility. No other employees are represented by a labor union or collective bargaining agreement.

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
The business is affected by the cyclical nature of the markets it serves
.
The demand for the Company’s products is dependent on general economic conditions and more specifically, Federal and state funding for highways and roads. Adverse economic conditions may cause customers to forego or delay new purchases and rely more on repairing existing equipment thus negatively impacting the Company’s sales and profits.
The business is affected by the level of government funding for highway construction in the United States and Canada
.
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
No customer accounted for 10% or more of fiscal 2021 or 2020 revenues. If the Company had customers that accounted for a significant portion of its net revenues, then the loss of any of those customers, or a significant reduction in sales to any such customer, could adversely affect the Company’s revenues and, consequently, its business.
If the Company fails to comply with requirements relating to internal control over financial reporting under Section 404 of the Sarbanes-Oxley Act, the business could be harmed and its stock price could decline.
Rules adopted by the SEC pursuant to Section 404 of the Sarbanes-Oxley Act of 2002 require the Company to assess its internal control over financial reporting annually. The rules governing the standards that must be met for management to assess its internal control over financial reporting are complex. They require significant documentation, testing, and possible remediation of any significant deficiencies in and/or material weaknesses of internal controls in order to meet the detailed standards under these rules. The Company has evaluated its internal control over financial reporting as effective as of September 30, 2021. See Item 9A – Controls and Procedures – Management’s Annual Report on Internal Control over Financial Reporting. Although the Company concluded that its internal control over financial reporting was effective as of September 30, 2021, in future fiscal years, the Company may encounter unanticipated delays or problems in assessing its internal control over financial reporting as effective or in completing its assessments by the required dates. In addition, the Company cannot be assured that, if required, its independent registered public accountants will attest that internal control over financial reporting is effective in future fiscal years. If the Company cannot assess its internal control over financial reporting as effective, investor confidence and share value may be negatively impacted.

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
The Company may encounter difficulties with acquisitions
.
As part of its growth strategy, the Company intends to evaluate the acquisition of other companies, assets or product lines that would complement or expand the Company’s existing business or broaden its customer base. Although the Company conducts due diligence reviews of potential acquisition candidates, it may not be able to identify all material liabilities or risks related to potential acquisition candidates. There can be no assurance that the Company will be able to locate and acquire any business, retain key personnel and customers of an acquired business or integrate any acquired business successfully. Additionally, there can be no assurance that financing for any acquisition, if necessary, will be available on acceptable terms, if at all, or that the Company will be able to accomplish its strategic objectives in connection with any acquisitio
n.
T
he Company’s marketable securities are comprised of cash and money funds, equities, corporate bonds, mutual funds, exchange-traded funds, and government securities invested through professional investment management firms and are subject to various risks, such as interest rates, markets, and credit
.
Due to the level of risk associated with certain investment securities and the level of uncertainty related to changes in the value of securities, changes in these risk factors could have a material adverse impact on the Company’s results of operations.
There are and will continue to be quarterly fluctuations of the Company’s operating results
.
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

If the Company is unable to attract and retain key personnel, its business could be adversely affected
.
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
The Company may be required to defend its intellectual property against infringement or against infringement claims of others
.
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
The Company may be subject to substantial liability for its products
.
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
The Company is subject to extensive environmental laws and regulations, and the costs related to compliance with, or the Company’s failure to comply with, existing or future laws and regulations, could adversely affect the business and results of operations
.
The Company’s operations are subject to federal, state, local and foreign laws and regulations relating to the protection of the environment. Sanctions for noncompliance may include revocation of permits, corrective action orders, significant administrative or civil penalties and criminal prosecution. The Company’s business involves environmental management and issues typically associated with historical manufacturing operations. To date, the Company’s cost of complying with environmental laws and regulations has not been material, but the fact that such laws or regulations are changed frequently makes predicting the cost or impact of such laws and regulations on the Company’s future operations uncertai
n.

The

Company is dependent upon third-party suppliers, making it vulnerable to supply shortages and price increases
.
The principal raw material the Company uses is carbon steel which is sourced through numerous suppliers. The Company also uses select suppliers to provide proprietary components to its finished products. Although the Company believes that raw materials are available from alternate sources, an interruption in the supply of steel or related products or a substantial increase in the price of steel or related products could have a material adverse effect on the Company’s production and its results of operations.
In addition, the cost of parts or materials may increase significantly for reasons other than changes in commodity prices. Factors such as supply and demand, freight costs, availability of transportation, availability of labor, inventory levels, the level of imports, the imposition of duties and tariffs and other trade barriers and general economic conditions may affect the price of our parts or materials. Market conditions could limit the Company’s ability to raise selling prices to offset increases in material and/or labor costs.
In the future, we could experience some disruption in the supply of some of our parts or materials that we purchase from suppliers. Delays in obtaining parts or materials may result from a number of factors affecting our suppliers including capacity constraints, labor shortages or supplier product quality issues. These risks are increased in a weak economic environment or when demand increases coming out of an economic downturn. Such disruptions could result in manufacturing inefficiencies caused by the Company having to wait for parts to arrive on production lines, could delay sales and could result in a material adverse effect on the Company’s results of operations, financial condition, and/or cash flows.
Th
e Company is subject to government regulations
.
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
The Company’s management has effective voting control
.
The Company’s officers beneficially own 100% of the outstanding shares of the Company’s Class B stock. The holders of the Class B stock are entitled to elect 75% (calculated to the nearest whole number, rounding five-tenths to next highest whole number) of the members of the Company’s Board of Directors. Further, approval of a majority of the holders of the Class B stock is generally required to affect a sale of the Company and certain other corporate transactions. As a result, the Class B shareholders can elect more than a majority of the Board of Directors and exercise significant influence over most matters requiring approval by the Company’s shareholders. This concentration of control may also have the effect of delaying or preventing a change in control.

The issuance of preferred stock may impede a change of control or may be dilutive to existing shareholders
.
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
The Company may be required to indemnify its directors and executive officers
.
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
The Company does not expect to pay cash dividends for the foreseeable future
.
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
The Company’s quarterly operating results have varied significantly in the past and are likely to vary significantly from quarter to quarter in the future. As a result, the Company’s operating results may fall below the expectations of securities analysts and investors in some quarters, which could result in a decrease in the market price of its common stock. The reasons the Company’s quarterly results may fluctuate include:

•	General competitive and economic conditions;

•	Delays in, or uneven timing in, delivery of customer orders;

•	The seasonal nature of the industry;

•	The fluctuations in the market value of its securities portfolio;

•	The introduction of new products by the Company or its competitors;

•	Product supply shortages;

•	Reduced demand due to adverse weather conditions;

•	Expiration or renewal of Federal highway programs; and

•	Changes to federal, state or Canadian provincial programs.
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
COVID-19
pandemic.
The Company’s business, results of operations financial condition, cash flows, and the stock price of its common stock can be adversely affected by pandemics or other public health emergencies, such as the recent outbreak of
COVID-19
and its variants. In March 2020, the WHO declared
COVID-19
as a pandemic. The
COVID-19
pandemic has resulted in governments around the world implementing increasingly stringent measures to help control the spread of the virus, including “stay at home” orders, travel restrictions, business curtailments, school closures, and other measures.
The outbreak of
COVID-19
(including any variants) and any preventive or protective actions taken by governmental authorities may have a material adverse effect on the Company’s operations, supply chain, customers, and transportation networks, including business shutdown or disruptions. The extent to which
COVID-19
and its variants may adversely impact the Company’s business depends on future developments, which are highly uncertain and unpredictable, depends upon the severity and duration of the outbreak and the effectiveness of actions taken globally to contain or mitigate its effect. Any resulting financial impact cannot be estimated reasonably at this time, but may materially adversely affect the Company’s business, results of operations, financial condition, and cash flows. Even after the
COVID-19
pandemic has subsided, the Company may experience materially adverse impacts to its business due to any resulting economic downturn. Additionally, concerns over the economic impact of
COVID-19
and its variants have caused volatility in financial and other capital markets, which has and may continue to adversely impact the Company’s stock price, its ability to access capital markets, and the value of its investment portfolio. To the extent the
COVID-19
pandemic adversely affects the Company’s business and financial results it may also have the effect of heightening many of the other risks described in this Annual Report, such as those relating to the Company’s products and financial performance.

The Company may suffer adverse consequences if it is deemed an investment company under the Investment Company Act of 1940, as amended (the “Investment Company Act”).
Under Section 3(a)(1)(A) of the Investment Company Act, a company is deemed to be an investment company if it is, or holds itself out as being, engaged primarily, or proposes to engage primarily, in the business of investing, reinvesting, or trading in securities. The Company believes that it is not an investment company under Section 3(a)(1)(A) of the Investment Company Act because it does not hold itself out as being engaged primarily in the business of investing, reinvesting, or trading in securities. Rather, the Company has been a manufacturer of heavy equipment used in the production of asphalt for highway construction and environmental control equipment for over 50 years. The Company’s core products include asphalt plants, combustion systems, and fluid heat transfer systems. The Company is expanding its product offerings through new product introductions and its 2020 acquisition of an asphalt paver product line.
Under Section 3(a)(1)(C) of the Investment Company Act, a company is deemed to be an investment company if it is engaged, or proposes to engage in the business of investing, reinvesting, owning, holding, or trading in securities and owns or proposes to acquire investment securities having a value exceeding 40% of the value of its total assets (exclusive of U.S. Government securities and cash items) on an unconsolidated basis. As reflected on the Company’s balance sheet at September 30, 2021, the Company owns a significant amount of marketable securities, which include cash, cash equivalents, government and corporate bonds, mutual funds, exchange-traded funds and equities. Section 3(a)(2) defines the term “investment securities”, as used in Section 3(a)(1)(C) to include all marketable securities except government securities and cash and cash equivalents. The value of the Company’s investment securities exceeded 40% of the value of its total assets (excluding government securities and cash items) at September 30, 2021. Because of the value of its investment securities, the Company may be deemed an investment company. The Company believes that it is not an investment company under Section 3(a)(1)(C) of the Investment Company Act because it does not propose to engage in the business of investing, reinvesting, owning, holding, or trading in securities. In addition, if the Company was deemed an investment company under Section 3(a)(1)(C), it believes that it will qualify for an exemption from the definition of an investment company as it is primarily engaged in a business other than that of investing, reinvesting, owning, holding, or trading in securities. As noted above, the Company is primarily engaged in the manufacturing of heavy equipment. If the SEC or a court challenged the Company’s status as an operating company, it could incur significant legal expenses.
If the Company was deemed to be, and was required to register as an investment company, the Company would be forced to comply with the legal requirements of the Investment Company Act that would regulate the manner in which the Company would be permitted to conduct its business activities. As an investment company, the Company would be (i) subjected to disclosure and accounting guidance geared toward investment, rather than operating, companies; (ii) significantly limited in its ability to borrow money, issue options, issue multiple classes of stock and debt, and engage in transactions with affiliates; and (iii) required to undertake significant costs and expenses to meet other disclosure, reporting, and regulatory requirements to which it would be subject as a registered investment company.
The Company faces risks with the acquisition of Blaw-Knox and any future acquisitions.
The Company acquired the Blaw-Knox assets on October 1, 2020. The success of this acquisition depends, in part, on the Company’s ability to successfully grow the business and realize anticipated benefits, including any synergies. It may take longer than expected to realize growth in the business or realize anticipated benefits, which may be smaller than the Company expected. Also, there are a number of challenges and risks involved in the Company’s ability to successfully integrate Blaw-Knox with its current business. Any of these factors could have a material adverse effect on the Company’s business, financial condition, results of operations, or cash flows.
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
There can be a shortage of skilled production workers, especially those with welding and/or fabricating capabilities. The Company could experience difficulty hiring or replacing those individuals, which could adversely affect its business.
Our fabrication process requires skilled production workers. If we are unable to retain and hire an adequate number of individuals with welding and fabrication capabilities, this could adversely impact our ability to achieve our financial objectives. In addition, if demand for skilled production workers were to significantly outstrip supply, wages for these workers could dramatically increase and could affect our financial performance.

ITEM 1B	UNRESOLVED STAFF COMMENTS
None

ITEM 2	PROPERTIES
The following table lists the operating properties owned or leased by the Company as of September 30, 2021:

Location	Acreage	Building Square Footage	Principal Function
Marquette, Iowa	72.0	137,000	Owned offices and manufacturing—Gencor
Orlando, Florida	27.0	215,000	Owned corporate offices and manufacturing—Gencor
Chambersburg, Pennsylvania	7.4	101,500	Leased offices and manufacturing – Blaw-Knox

ITEM 3	LEGAL PROCEEDINGS
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
As of September 30, 2021, there were 189 holders of common stock of record and 6 holders of Class B stock of record. The Company has not paid cash dividends during the last two fiscal years and has no intention to pay cash dividends in the foreseeable future.
EQUITY COMPENSATION PLANS
The following table includes information about the Company’s common and Class B stock that may be issued upon exercise of options, warrants and rights under all of the existing equity compensation plans and arrangements previously approved by security holders as of September 30, 2021:

Plan	Number of Securities to be Issued upon Exercise of Outstanding Options	Weighted-Average Exercise Price of Outstanding Options	Number of Securities Remaining Available for Future Issuance under Equity Compensation Plans
2009 Incentive Compensation Plan	30,000	$11.380	—
The 2009 Incentive Compensation Plan expired on October 1, 2021.

ITEM 7	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
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
Overview
Gencor is a leading manufacturer of heavy machinery used in the production of highway construction equipment and materials and environmental control equipment. The Company’s core products include asphalt pavers, hot mix asphalt plants, combustion systems, fluid heat transfer systems and asphalt pavers. The Company’s products are manufactured at three facilities in the United States.
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
On November 15, 2021, President Biden signed into law a five-year, $1.2 trillion infrastructure bill, the Infrastructure Investment and Jobs Act (the “IIJ Act”), including $550 billion in new spending and reauthorization of $650 billion in previously allocated funds. The IIJ Act provides $110 billion for the nation’s highways, bridges and roads.
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
COVID-19
Pandemic
The Company continues to monitor and evaluate the risks to public health and the slowdown in overall business activity related to the novel coronavirus
(“COVID-19”)
pandemic, including impacts on its employees, customers, suppliers and financial results. As of the date of issuance of this Annual Report, the Company’s operations have not been significantly impacted. However, the full impact of the
COVID-19
pandemic continues to evolve subsequent to the quarter and year ended September 30, 2021 and as of the date this Annual Report is issued. As such, the full magnitude that the
COVID-19
pandemic will have on the Company’s financial condition and future results of operations is uncertain. Management continues to monitor the Company’s financial condition, operations, suppliers, industry, customers, and workforce. If the spread of
COVID-19
and its variants continues, the Company’s ability to meet customer demands for products may be impacted or its customers may experience adverse business consequences due to
COVID-19
and its variants. Reduced demand for products or ability to meet customer demand (including as a result of disruptions at the Company’s suppliers) could have a material adverse effect on its business operations and financial performance.
Results of Operations
Year ended September 30, 2021 compared with the year ended September 30, 2020
Net revenue for the year ended September 30, 2021 increased 10.1% to $85.3 million from $77.4 million for the year ended September 30, 2020. The increase in net revenue was due primarily to paver equipment and parts sales of approximately $6.1 million for the year ended September 30, 2021, compared with no paver related revenues in fiscal 2020.
Net revenue for the fourth quarter of fiscal 2021 increased 91.7% to $20.0 million compared to $10.5 million for the quarter ended September 30, 2020. The increase in net revenues reflected improved orders from prior year in anticipation of the signing of a new highway bill to replace the FAST Act, which after two temporary extensions, would have expired on December 3, 2021. In addition, net revenue for the fourth quarter of fiscal 2021 includes $2.2 million of paver equipment and parts sales compared with no paver related revenues in the fourth quarter of fiscal 2020.
Gross profit margins decreased to 21.3% in fiscal 2021 from 24.5% in fiscal 2020. The gross profit margins for the year ended September 30, 2021 were negatively impacted by approximately $4.6 million of unabsorbed manufacturing labor and overhead expenses related to the paver line. In addition, increases in labor rates and steel and OEM parts prices contributed to the lower overall gross margins during the year ended September 30, 2021.
Product engineering and development (“PED”) expenses in fiscal 2021 increased by $1,217,000 to $4,278,000 from $3,061,000 in fiscal 2020 primarily due to engineering wages related to the paver line. Selling, general and administrative (“SG&A”) expenses in fiscal 2021 increased $2,843,000 to $13,199,000 from $10,356,000 in fiscal 2020. The higher SG&A expenses were primarily due to expenses related to the paver line and professional fees to support business development efforts.

Fiscal 2021 had operating income of $701,000 versus $5,536,000 in fiscal 2020. The decrease in operating income was due primarily to the operational and start-up
costs related to the Blaw-Knox asset acquisition and professional fees to support business development efforts.
On October 1, 2020, the Company acquired the Blaw-Knox assets, including inventory, fixed assets and related intellectual property, from Volvo Construction Equipment North America, LLC (“Volvo CE”). The acquisition provided the Company entry into the asphalt paver sector of the asphalt industry. The acquisition was accounted for as a business combination under ASC 805, “Business Combinations.” The initial purchase price of approximately $14.4 million, which was subject to post-closing adjustments, was funded by cash on hand. After post-closing adjustments transacted during quarter ended March 31, 2021, the final purchase price was $13.8 million, including $10.4 million in inventory and $3.4 million in fixed assets. There were no liabilities assumed. The accompanying consolidated financial statements as of and for the year ended September 30, 2021, include the assets, liabilities and operating results of the paver line. There were no paver equipment revenues during the quarter ended December 31, 2020, as the facility was being readied for production which began in the quarter ended March 31, 2021.
As of September 30, 2021 and 2020, the cost basis of the investment portfolio was $93.7 million and $89.5 million, respectively. For the year ended September 30, 2021, interest and dividend income, net of fees, from the investment portfolio was $1,306,000, as compared to $2,321,000 for year ended September 30, 2020. Interest income for the year ended September 30, 2021, also included $456,000 of interest collected from a customer. The higher interest income from the investment portfolio in fiscal 2020 reflects the impact from a larger investment in corporate bonds and a higher average yield to maturity. The fiscal 2021 corporate bonds were reduced as the related investments were partially liquidated to fund the Blaw-Knox acquisition. Net realized and unrealized gains on marketable securities were $4,171,000 for the year ended September 30, 2021 versus net realized and unrealized losses of $(1,160,000) for the year ended September 30, 2020. The fiscal 2020 investment losses reflect the decline in the domestic equity markets from the impact of the
COVID-19
pandemic. The total cash, cash equivalents and investments balance at September 30, 2021 was $118.2 million, compared to the September 30, 2020 cash, cash equivalents and investments balance of $125.1 million, a decrease of $6.9 million.
The effective income tax rate for fiscal 2021 was 12.5% versus 17.2% in fiscal 2020.
In fiscal 2021, the Company generated $335,000 of federal research and development tax credits (“R&D Credits”), all of which were used in fiscal 2021. In fiscal 2020, the Company generated $421,000 of R&D Credits, all of which were used in fiscal 2020. There were no R&D Credits carryforwards as of September 30, 2021 or September 30, 2020.
Net income for the year ended September 30, 2021 was $5,805,000 or $0.39 per diluted share versus net income of $5,531,000 or $0.38 per diluted share for the year ended September 30, 2020.
Liquidity and Capital Resources
The Company generates capital resources through operations and returns from its investments.
The Company had no long-term debt outstanding at September 30, 2021 or 2020. As of September 30, 2021, the Company has funded $85,000 in cash deposits at insurance companies to cover collateral needs. In April 2020, a financial institution issued an irrevocable standby letter of credit (“letter of credit”) on behalf of the Company for the benefit of one of the Company’s insurance carriers. The maximum amount that can be drawn by the beneficiary under the letter of credit is $150,000. The letter of credit expires in April 2022, unless terminated earlier, and can be extended, as provided by the agreement. The Company intends to renew the letter of credit for as long as the Company does business with the beneficiary insurance carrier. The letter is collateralized by restricted cash of the same amount on any outstanding drawings. To date, no amounts have been drawn under the letter of credit.

As of September 30, 2021, the Company had $23.2 million in cash and cash equivalents, and $95.0 million in marketable securities. The marketable securities are invested through a professional investment management firm. The securities may be liquidated at any time into cash and cash equivalents.
The Company’s backlog, which includes orders received through the filing date of this Annual Report, was $64.1 million at September 30, 2021 versus $34.6 million at September 30, 2020. The Company’s working capital was $155.4 million at September 30, 2021 versus $153.2 million at September 30, 2020.
The significant purchases, sales and maturities of marketable securities shown on the consolidated statements of cash flows typically reflect the frequent purchase and sale of United States treasury bills. In the fourth quarter of fiscal 2020, the Company liquidated approximately $17.0 million of its investments. The cash was primarily used to fund the acquisition of the Blaw-Knox assets.
Year ended September 30, 2021 compared with the year ended September 30, 2020
Cash provided by operations in fiscal 2021 was $3,820,000, primarily resulting from net income. The significant purchases, sales and maturities of marketable securities shown on the consolidated statements of cash flows reflect the recurring purchases and sales of United States treasury bills. The decrease in costs and estimated earnings in excess of billings of $4.5 million reflects the completion and shipment of several large contracts with revenues recognized over time during the year ended September 30, 2021. Excluding the impact of the Blaw-Knox acquisition, inventories increased by $4.4 million primarily due to progress on several large contract orders where revenue is recognized at a point in time and some stock build to compensate for the longer lead times from suppliers. Accounts payable increased by $1.4 million due to the additional payables related to the Blaw-Knox business along with the increase in inventory. Customer deposits increased $1.4 million, reflecting the down payments on contract jobs, including several recent orders where revenues are recognized over time but work is yet to begin.
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
Cash flows used in investing activities for the year ended September 30, 2021 of $16,436,000 were related to the acquisition of the Blaw-Knox paver line and subsequent capital expenditures, primarily for systems software and leasehold improvements for the paver line’s manufacturing facility. Cash provided by financing activities of $264,000 for the year ended September 30, 2021, related to proceeds from the exercise of stock options.
Cash used in investing activities during the year ended September 30, 2020 of $1,595,000 for the year ended September 30, 2020, related primarily to capital expenditures for manufacturing equipment. Cash provided by financing activities of $103,000 in fiscal 2020 related to proceeds from the exercise of stock options.
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
Revenues & Expenses
The Company accounts for revenues and related expenses under the provisions of ASU
No. 2014-09,
Revenue from Contracts with Customers
(Topic 606), as amended (“ASU
No. 2014-09”).
Revenues from contracts with customers for the design, manufacture and sale of custom equipment are recognized over time when the performance obligation is satisfied by transferring control of the equipment. Control of the equipment transfers over time as the equipment is unique to the specific contract and thus does not create an asset with an alternative use to the Company. Revenues and related costs are recognized in proportion to actual labor costs incurred, as compared with total estimated labor costs expected to be incurred during the entire contract. All incremental costs related to obtaining a contract are expensed as incurred as the amortization period is less than one year. Changes to total estimated contract costs or losses, if any, are recognized in the period in which they are determined.
Contract assets (excluding accounts receivable) under contracts with customers represent revenue recognized in excess of amounts billed on equipment sales recognized over time. These contract assets were $1,903,000 and $6,405,000 at September 30, 2021 and 2020, respectively, and are included in current assets as costs and estimated earnings in excess of billings on the Company’s consolidated balance sheets. The Company anticipates that all of the contract assets at September 30, 2021, will be billed and collected within one year.
Revenues from all other contracts for the design and manufacture of equipment, for service and for parts sales, net of any discounts and return allowances, are recorded at a point in time when control of the goods or services has been transferred. Control of the goods or service typically transfers at time of shipment or upon completion of the service.
Payment for equipment under contract with customers is typically due prior to shipment. Payment for services under contract with customers is due as services are completed. Accounts receivable related to contracts with customers at September 30, 2021 and September 30, 2020 were $210,000 and $223,000, respectively.
Product warranty costs are estimated using historical experience and known issues and are charged to production costs as revenue is recognized.
Under certain contracts with customers, recognition of a portion of the consideration received may be deferred and recorded as a contract liability if the Company has to satisfy a future obligation, such as to provide installation assistance. There were no contract liabilities other than customer deposits at September 30, 2021 and September 30, 2020. Customer deposits related to contracts with customers were $5,244,000 and $3,853,000 at September 30, 2021 and 2020, respectively, and are included in current liabilities on the Company’s consolidated balance sheets.
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
Inventories
Inventories are valued at the lower of cost or net realizable value, with cost being determined under the first-in,
first-out
(“FIFO”) method and net realizable value defined as the estimated selling price of goods less reasonable costs of completion and delivery (see Note 2 to Consolidated Financial Statements). Appropriate consideration is given to obsolescence, excessive levels, deterioration, possible alternative uses and other factors in determining net realizable value. The cost of work in process and finished goods includes materials, direct labor, variable costs and overhead. The Company evaluates the need to record inventory adjustments on all inventories, including raw materials, work in process, finished goods, spare parts and used equipment. Used equipment acquired by the Company on trade-in
from customers is carried at estimated net realizable value. Unless specific circumstances warrant different treatment regarding inventory obsolescence, an allowance is established to reduce the cost basis of inventories three to four years old by 50%, the cost basis of inventories four to five years old by 75%, and the cost basis of inventories greater than five years old to zero. Inventory is typically reviewed for obsolescence on an annual basis computed as of September 30, the Company’s fiscal year end. If significant known changes in trends, technology or other specific circumstances that warrant consideration occur during the year, then the impact on obsolescence is considered at that time.
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
Inflation
The overall effects of inflation on the Company’s business during fiscal 2021 have been significant relative to prior years. The Company monitors the prices it charges for its products and services on an ongoing basis and has been able to adjust its prices to take into account future changes in the rate of inflation.
Contractual Obligations
The Company had no long-term or short-term debt as of September 30, 2021 and there was no long-term debt facility in place at September 30, 2021.

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
On August 28, 2020, the Company entered into a three year operating lease for property related to the manufacturing and warehousing of the Blaw-Knox paver business. The lease term is for the period September 1, 2020 through August 31, 2023. On October 9, 2020, the Company entered into an operating lease for additional warehousing space for paver inventory. The lease term is for one year beginning November 2020 with automatic one-year
renewals.
Off-Balance
Sheet Arrangements
None

ITEM 8	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
INDEX TO FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULES
G
ENCOR
I
NDUSTRIES
, I
NC
.

All other schedules are omitted because they are not applicable or the required information is shown in the consolidated financial statements or notes thereto.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Shareholders of Gencor Industries, Inc.:
Opinion on the Consolidated Financial Statements
We have audited the accompanying consolidated balance sheets of Gencor Industries, Inc. (the “Company”) as of September 30, 2021 and 2020, and the related consolidated statements of income, shareholders’ equity, and cash flows for each of the years ended September 30, 2021 and 2020, and the related notes (collectively referred to as the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of September 30, 2021 and 2020, and the results of its operations and its cash flows for each of the years ended September 30, 2021 and 2020, in conformity with accounting principles generally accepted in the United States of America.
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
We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.
Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.
Critical Audit Matters
The critical audit matters communicated below are matters arising from the current period audit of the consolidated financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.
Allowance for Slow-moving and Obsolete Inventories
As disclosed in Note 1 of the notes to the Company’s consolidated financial statements, the Company records an estimated allowance for slow-moving and obsolete inventories to state the Company’s inventories at the lower of cost or net realizable value. The Company relies on, among other things, past usage, sales experience, recent order and quote activity, possible alternative uses, future sales forecasts, and its strategic business plan to develop the estimate. As a result of management’s assessment, the Company recorded an allowance for slow-moving and obsolete inventories of approximately $5,397,000 as of September 30, 2021.

Auditing management’s estimate of the allowance for slow-moving and obsolete inventories, including those acquired in a business combination, involved subjective evaluation and high degree of auditor judgement due to significant assumptions involved in estimating future inventory turnover and sales.
Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. We obtained an understanding of the design of internal controls that address the risks of material misstatement relating to recording inventory at the lower of cost or net realizable value. We tested the accuracy and completeness of the underlying data used in calculating the inventory allowance, including testing of a sample of inventory usage transactions, and recomputed the allowance calculation. We also evaluated the Company’s ability to accurately estimate the assumptions used to develop the estimate by comparing historical allowance amounts to the history of actual inventory write-offs. Furthermore, we reviewed management’s business plan and forecasts of future sales.
R
evenue from Contracts with Customers where Revenue is Recognized over Time
As disclosed in Note 1 of the notes to the Company’s consolidated financial statements, the Company recognizes revenues from contracts with customers for the design, manufacture and sale of custom equipment over time when the performance obligation is satisfied by transferring control of the equipment. Control of the equipment transfers over time, as the equipment is unique to the specific contract and thus does not create an asset with an alternative use to the Company. Revenues and costs are recognized in proportion to actual labor costs incurred, as compared with total estimated labor costs expected to be incurred, during the entire contract. Changes to total estimated contract costs or losses, if any, are recognized in the period in which they are determined. The Company recorded approximately $24,093,000 in revenue from custom equipment sales contracts during the year ended September 30, 2021.
Auditing management’s estimate of total estimated labor costs expected to be incurred for the entire contract with respect to incomplete contracts, and the percentage of completion on those contracts as of the end of the year involved subjective evaluation and high degree of auditor judgement due to significant assumptions involved in estimating total labor costs to complete.
Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. We obtained an understanding of the design of internal controls that address the risks of material misstatement relating to recording revenue from contracts with customers where revenue is recognized over time. We tested the accuracy and completeness of the underlying data used in calculating the percentage of completion on incomplete contracts, including review of contracts, change orders, and underlying labor and material costs, and recomputed the percentage of completion on individual contracts. We also evaluated the Company’s ability to accurately estimate the assumptions used to develop the estimate by comparing historical cost estimates to actual costs on completed contracts.
/s/ MSL, P.A.
MSL, P.A.
Certified Public Accountants
W
e have served as the Company’s auditor since 2001.
Orlando, Florida
December 17, 2021

Part I. Financial Information
GENCOR INDUSTRIES, INC.
Consolidated Balance Sheets
As of September 30, 2021 and 2020

	2021	2020
ASSETS
Current assets:
Cash and cash equivalents	$23,232,000	$35,584,000
Marketable securities at fair value (cost of $93,690,000 at September 30, 2021 and $89,514,000 at September 30, 2020)	94,976,000	89,498,000
Accounts receivable, less allowance for doubtful accounts of $321,000 at September 30, 2021 and $442,000 at September 30, 2020	2,622,000	1,992,000
Costs and estimated earnings in excess of billings	1,903,000	6,405,000
Inventories, net	41,888,000	27,090,000
Prepaid expenses	2,202,000	1,189,000

Total current assets	166,823,000	161,758,000

Property and equipment, net	11,801,000	8,341,000
Other long-term assets	838,000	995,000

Total Assets	$179,462,000	$171,094,000

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$3,105,000	$1,728,000
Customer deposits	5,244,000	3,853,000
Accrued expenses	2,645,000	2,605,000
Current operating lease liabilities	393,000	328,000

Total current liabilities	11,387,000	8,514,000
Deferred and other income taxes	394,000	746,000
Non-current operating lease liabilities	392,000	614,000

Total liabilities	12,173,000	9,874,000

Commitments and contingencies
Shareholders’ equity:
Preferred stock, par value $.10 per share; 300,000 shares authorized; none issued	—	—
Common stock, par value $.10 per share; 15,000,000 shares authorized; 12,338,845 shares and 12,287,337 shares issued and outstanding at September 30, 2021 and 2020, respectively	1,234,000	1,229,000
Class B Stock, par value $.10 per share; 6,000,000 shares authorized; 2,318,857 shares issued and outstanding at September 30, 2021 and 2020	232,000	232,000
Capital in excess of par value	12,590,000	12,331,000
Retained earnings	153,233,000	147,428,000

Total shareholders’ equity	167,289,000	161,220,000

Total Liabilities and Shareholders’ Equity	$179,462,000	$171,094,000

See accompanying Notes to Consolidated Financial Statements

GENCOR INDUSTRIES, INC.
Consolidated Income Statements
For the Years Ended September 30, 2021 and 2020

	2021	2020
Net revenue	$85,278,000	$77,420,000
Cost of goods sold	67,100,000	58,467,000

Gross profit	18,178,000	18,953,000
Operating expenses:
Product engineering and development	4,278,000	3,061,000
Selling, general and administrative	13,199,000	10,356,000

Total operating expenses	17,477,000	13,417,000

Operating income	701,000	5,536,000
Other income (expense), net:
Interest and dividend income, net of fees	1,762,000	2,321,000
Realized and unrealized gains (losses) on marketable securities, net	4,171,000	(1,160,000)
Other	—	(16,000)

	5,933,000	1,145,000

Income before income tax expense	6,634,000	6,681,000
Income tax expense	829,000	1,150,000

Net income	$5,805,000	$5,531,000

Basic earnings per common share	$0.40	$0.38

Diluted earnings per common share	$0.39	$0.38

See accompanying Notes to Consolidated Financial Statements

GENCOR INDUSTRIES, INC.
Consolidated Statements of Shareholders’ Equity
For the Years Ended September 30, 2021 and 2020

	Common Stock		Class B Stock		Capital in Excess of	Retained	Total Shareholders’
	Shares	Amount	Shares	Amount	Par Value	Earnings	Equity
September 30, 2019	12,277,337	$1,228,000	2,308,857	$231,000	$12,159,000	$141,897,000	$155,515,000
Net income	—	—	—	—	—	5,531,000	5,531,000
Stock-based compensation	—	—	—	—	71,000	—	71,000
Stock options exercised	10,000	1,000	10,000	1,000	101,000	—	103,000

September 30, 2020	12,287,337	$1,229,000	2,318,857	$232,000	$12,331,000	$147,428,000	$161,220,000
Net income	—	—	—	—	—	5,805,000	5,805,000
Stock options exercised	51,508	5,000	—	—	259,000	—	264,000

September 30, 2021	12,338,845	$1,234,000	2,318,857	$232,000	$12,590,000	$153,233,000	$167,289,000

See accompanying Notes to Consolidated Financial Statements

GENCOR INDUSTRIES, INC.
Consolidated Statements of Cash Flows
For the Years Ended September 30, 2021 and 2020

	2021	2020
Cash flows from operating activities:
Net income	$5,805,000	$5,531,000
Adjustments to reconcile net income to cash provided by operating activities:
Purchase of marketable securities	(136,651,000)	(131,635,000)
Proceeds from sale and maturity of marketable securities	134,866,000	146,122,000
Change in value of marketable securities	(3,693,000)	1,337,000
Deferred and other income taxes	(451,000)	(2,626,000)
Depreciation and amortization	2,591,000	1,643,000
Provision for doubtful accounts	50,000	50,000
Stock-based compensation		71,000
Changes in assets and liabilities:
Accounts receivable	(680,000)	(439,000)
Costs and estimated earnings in excess of billings	4,502,000	7,433,000
Inventories	(4,413,000)	(1,724,000)
Prepaid expenses	(1,013,000)	(690,000)
Accounts payable	1,377,000	(179,000)
Customer deposits	1,391,000	1,935,000
Accrued expenses	139,000	(55,000)

Total adjustments	(1,985,000)	21,243,000

Cash flows provided by operating activities	3,820,000	26,774,000

Cash flows used in investing activities:
Acquisition of Blaw-Knox assets	(13,777,000)	—
Capital expenditures	(2,659,000	(1,595,000)

Cash flows used in investing activities	(16,436,000)	(1,595,000)

Cash flows from financing activities:
Proceeds from stock option exercises	264,000	103,000

Cash flows provided by financing activities	264,000	103,000

Net increase (decrease) in cash and cash equivalents	(12,352,000)	25,282,000
Cash and cash equivalents at:
Beginning of year	35,584,000	10,302,000

End of year	$23,232,000	$35,584,000

Non-cash investing and financing activities:
Operating lease right-of-use assets	$248,000	$942,000
Operating lease liabilities	$248,000	$942,000
See accompanying Notes to Consolidated Financial Statements

GENCOR INDUSTRIES, INC.
Notes to Consolidated Financial Statements
For the Years Ended September 30, 2021 and 2020
NOTE 1 – NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Gencor Industries, Inc. and its subsidiaries (collectively, the “Company”) is a diversified,

heavy machinery manufacturer for the produc
t
ion of highway construction materials and environmental control machinery and equipment. The Company’s core products include asphalt plants, combustion systems, fluid heat transfer systems and asphalt pavers. The Company’s products are manufactured at three facilities in the United States.
These consolidated financial statements include the accounts of Gencor Industries, Inc. and its subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.
On October 1, 2020, the Company acquired the Blaw-Knox paver line and associated assets, including inventory, fixed assets and related intellectual property, from Volvo CE. The acquisition provided the Company entry into the asphalt paver sector of the asphalt industry. The acquisition was accounted for as a business combination under ASC 805, “Business Combinations.” The initial purchase price of approximately $14.4 million, which was subject to post-closing adjustments, was funded by cash on hand. After post-closing adjustments transacted during quarter ended March 31, 2021, the final purchase price was $13.8 million, including $10.4 million in inventory and $3.4 million in fixed assets. There were no liabilities assumed. The accompanying consolidated financial statements as of September 30, 2021, include the assets, liabilities and operating results of the paver line for the year then ended.
Accounting Pronouncements and Policies
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
The weighted-average shares issuable upon the exercise of stock options included in the diluted EPS calculation at September 30, 2021 were 236,000, which equates to 116,000 dilutive common stock equivalents. For the year ended September 30, 2020, the weighted-average shares issuable upon the exercise of stock options included in the diluted EPS calculation were 256,000, which equates to 125,000 dilutive common stock equivalents. Weighted-average shares issuable upon the exercise of stock options, which were not included in the diluted EPS calculation because they were anti-dilutive, were zero in 2021 and 7,000 in 2020.

The following presents the calculation of the basic and diluted EPS for the years ended September 30, 2021 and 2020:

	2021			2020
	Net Income	Shares	EPS	Net Income	Shares	EPS
Basic EPS	$5,805,000	14,614,000	$0.40	$5,531,000	14,595,000	$0.38
Common stock equivalents		116,000			125,000

Diluted EPS	$5,805,000	14,730,000	$0.39	$5,531,000	14,720,000	$0.38

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

The following table sets forth by level, within the fair value hierarchy, the Company’s assets measured at fair value as of Sept
e
mber 30, 2021:

	Fair Value Measurements
	Level 1	Level 2	Level 3	Total
Equities	$14,734,000	$—	$—	$14,734,000
Mutual Funds	10,357,000	—	—	10,357,000
Exchange-Traded Funds	9,458,000	—	—	9,458,000
Corporate Bonds	—	24,853,000	—	24,853,000
Government Securities	30,999,000	—	—	30,999,000
Cash and Money Funds	4,575,000	—	—	4,575,000

Total	$70,123,000	$24,853,000	$—	$94,976,000

Net unrealized gains reported during

fiscal 2021 on trading securities still held as of September 30, 2021, were $1,302,000. There were no transfers of investments between Level 1 and Level 2 during the year ended September 30, 2021
.
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
In the fourth quarter of fiscal 2020, the Company liquidated approximately $17.0 million of its investments. The cash was primarily used to fund the acquisition of the Blaw-Knox assets, including inventory, fixed assets and related intellectual property, from Volvo CE.
The carrying amounts of cash and cash equivalents, accounts receivable, accounts payable, customer deposits and accrued expenses approximate fair value because of the short-term nature of these items.
Foreign Currency Transactions
Gains and losses resulting from foreign currency transactions are included in income and were not significant during the years ended September 30, 2021 and 2020.
Risk Management
Financial instruments that potentially subject the Company to concentrations of credit risk primarily consist of cash and cash equivalents, marketable securities, and accounts receivable. The Company maintains its cash accounts in various domestic financial institutions which may from time to time exceed federally insured limits. Operating cash is retained in overnight sweep accounts which allow for offsets to treasury service charges. The marketable securities include investments in cash and money funds, mutual funds, exchange traded funds (“ETF’s”), corporate bonds, government securities and stocks through professional investment management firms. Investment securities are exposed to various risks, such as interest rate, market and credit risks.

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
Changes in the allowance for slow-moving and obsolete inventories are as follows:

	2021	2020
Balance, beginning of year	$4,617,000	$4,700,000
Charged to cost of sales	1,355,000	401,000
Disposal of inventory, net of recoveries	(575,000)	(484,000)

Balance, end of year	$5,397,000	$4,617,000

Property and Equipment
Property and equipment are stated at cost (see Note 4). Depreciation of property and equipment is computed using the straight-line method over the estimated useful lives of the related assets, as follows:

Years
Land improvements	15
Buildings & improvements	6-40
Equipment	2-10
Impairments
Property and equipment, and intangible assets subject to amortization, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset (or asset group) may not be recoverable. An impairment loss would be recognized when the carrying amount of an asset exceeds the estimated undiscounted cash flows expected to result from the use of the asset and its eventual disposition. The amount of the impairment loss to be recorded is calculated by the excess of the asset’s carrying value over its fair value. Fair value is generally determined using a discounted cash flow analysis. No such impairment losses were recorded during the years ended September 30, 2021 and 2020.

Revenues and Expenses
The Company accounts for revenues and related expenses under the provisions of ASU
No. 2014-09.
The following table disaggregates the Company’s net revenue by major source for the years ended September 30, 2021 and 2020:

	2021	2020
Equipment sales recognized over time	$24,093,000	$35,579,000
Equipment sales recognized at a point in time	36,671,000	23,642,000
Parts and component sales	21,017,000	13,896,000
Freight revenue	3,497,000	3,983,000
Other	—	320,000

Net revenue	$85,278,000	$77,420,000

Revenues from contracts with customers for the design, manufacture and sale of custom equipment are recognized over time when the per
f
ormance obligation is satisfied by transferring control of the equipment. Control of the equipment transfers over time, as the equipment is unique to the specific contract and thus does not create an asset with an alternative use to the Company. Revenues and costs are recognized in proportion to actual labor costs incurred, as compared with total estimated labor costs expected to be incurred, during the entire contract. All incremental costs related to obtaining a contract are expensed as incurred, as the amortization period is less than one year. Changes to total estimated contract costs or losses, if any, are recognized in the period in which they are determined.
Contract assets (excluding accounts receivable) under contracts with customers represent revenue recognized in excess of amounts billed on equipment sales recognized over time. These contract assets were $1,903,000 and $6,405,000 at September 30, 2021 and 2020, respectively, and are included in current assets as costs and estimated earnings in excess of billings on the Company’s consolidated balance sheets. The Company anticipates that all of the contract assets at September 30, 2021, will be billed and collected within one year.
Revenues from all other contracts for the design and manufacture of equipment, for service and for parts sales, net of any discounts and return allowances, are recorded at a point in time when control of the goods or services has been transferred. Control of the goods or service typically transfers at time of shipment or upon completion of the service.
Payment for equipment under contract with customers is typically due prior to shipment. Payment for services under contract with customers is due as services are completed. Accounts receivable related to contracts with customers for equipment sales were $210,000 and $223,000 at September 30, 2021 and September 30, 2020, respectively.
Product warranty costs are estimated using historical experience and known issues and are charged to production costs as revenue is recognized.
Changes in the accrual for warranty and related costs are composed of the following:

	2021	2020
Balance, beginning of year	$299,000	$277,000
Warranties issued	280,000	375,000
Warranties settled	(288,000)	(353,000)

Balance, end of year	291,000	$299,000

Provisions for estimated returns and allowances, and other adjustments are provided for in the same period the related sales are recorded. Returns and allowances, which reduce product revenue, are estimated using historical experience.
Under certain contracts with customers, recognition of a portion of the consideration received may be deferred and recorded as a contract liability if the Company has to satisfy a future obligation, such as to provide installation assistance. There were no contract liabilities other than customer deposits at September 30, 2021 and September 30, 2020. Customer deposits related to contracts with customers were $5,244,000 and $3,853,000 at September 30, 2021 and 2020, respectively, and are included in current liabilities on the Company’s consolidated balance sheets.

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
Changes in the allowance for doubtful accounts are composed of the following:

	2021	2020
Balance, beginning of year	$442,000	$459,000
Provision for doubtful accounts	50,000	50,000
Provision for estimated returns and allowances	175,000	205,000
Uncollectible accounts written off	(60,000)	(5,000)
Returns and allowances issued	(286,000)	(267,000)

Balance, end of year	$321,000	$442,000

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
Deferred tax assets and liabilities are measured using the rates expected to apply to taxable income in the years in which the temporary differences are expected to reverse and the credits are expected to be used. The effect on deferred tax assets and liabilities of the change in tax rates is recognized in income in the period that includes the enactment date. All available evidence, both positive and negative, is considered to determine whether, based on the weight of that evidence, the Company is more likely than not to realize the benefit of a deferred tax asset and whether a valuation allowance is needed for some portion or all of a deferred tax asset. No such valuation allowances were recorded as of September 30, 2021 and 2020.
The Company’s income tax provision is based on management’s estimate of the effective tax rate for the full year. The tax provision in any period will be affected by, among other things, permanent, as well as temporary differences in the deductibility of certain items, in addition to changes in tax legislation. As a result, the Company may experience significant fluctuations in the effective book tax rate (that is, its tax expense divided by pre-tax
book income) from period to period. The Company’s effective tax rates for fiscal 2021 and 2020 reflect the impact of the reduced rates under the U.S. Tax Cuts and Jobs Act (the “Tax Reform Act”) which was signed into law on December 22, 2017.

Comprehensive Income
For the years ended September 30, 2021 and 2020, other comprehensive income is equal to net income.
Reporting Segments and Geographic Areas
The Company has one reporting segment, equipment for the highway construction industry. Based on evaluation of the criteria of ASC 280 – Se
g
ment Reporting, including the nature of products and services, the nature of the production processes, the type of customers and the methods used to distribute products and services, the Company determined that its operating segments meet the requirements for aggregation. The Company designs, manufactures and sells asphalt plants and pavers, combustion systems and fluid heat transfer systems, for the highway construction industry and environmental and petrochemical markets. The Company’s products are manufactured at three facilities in the United States. The Company also services and sells spare parts for its equipment.
For fiscal 2021 and 2020, total revenues of
$85,278,000 and $77,420,000, and total long-term assets of $12,639,000 and $9,336,000, respectively, were attributed to the United States.

Revenues are attributed to geographic areas based on the location of the assets producing the revenues.
Customers with 10% (or greater) of Net Revenues
No customer accounted for 10% or more of fiscal 2021 or 2020 net revenues.
Subsequent Events
Management has evaluated events occurring from September 30, 2021 through the date these consolidated financial statements were filed with the Securities and Exchange Commission for proper recording and disclosure herein.
On November 1, 2021, by unanimous vote of the Board of Directors of the Company and pursuant to the Company’s
By-Laws, John
E. Elliott was removed as CEO of the Company. As a result, the 30,000 fully vested, outstanding Class B stock options issued under the 2009 Plan (see Note 11 – Shareholders’ Equity and Stock-Based Compensation) were cancelled. The impact of the exclusion of these outstanding stock options on the earnings per share calculation for the year ended September 30, 2021, would have been immaterial.
NOTE 2 – INVENTORIES
Inventories are valued at the lower of cost or net realizable value.
Net inventories consist of the following:

	September 30,
	2021	2020
Raw materials	$25,858,000	$14,607,000
Work in process	6,280,000	3,633,000
Finished goods	9,730,000	8,810,000
Used equipment	20,000	40,000

Inventories, net	$41,888,000	$27,090,000

Slow-moving and obsolete inventory reserves were $5,397,000 and $4,617,000 at September 30, 2021 and 2020, respectively.

NOTE 3 - COSTS AND ESTIMATED EARNINGS IN EXCESS OF BILLINGS
Costs and estimated earnings in excess of billings on uncompleted contracts as of September 30, 2021 and 2020 consisted of the following:

	September 30,
	2021	2020
Costs incurred on uncompleted contracts	$11,483,000	$10,390,000
Estimated earnings	4,395,000	4,680,000

	15,878,000	15,070,000
Billings to date	13,975,000	8,665,000

Costs and estimated earnings in excess of billings	$1,903,000	$6,405,000

NOTE 4 - PROPERTY AND EQUIPMENT
Property and equipment consist of the following as of September 30, 2021 and 2020:

	September 30,
	2021	2020
Land and improvements	$3,329,000	$3,323,000
Buildings and improvements	13,830,000	13,547,000
Equipment	21,765,000	16,305,000

	38,924,000	33,175,000
Less: Accumulated depreciation and amortization	(27,123,000)	(24,834,000)

Property and equipment, net	$11,801,000	$8,341,000

Property and equipment includes approximately $19,374,000 and $14,300,000 of fully depreciated assets, which remained in service during fiscal 2021 and 2020, respectively.
NOTE 5 - ACCRUED EXPENSES
Accrued expenses consist of the following as of September 30, 2021 and 2020:

	September 30,
	2021	2020
Payroll and related accruals	$1,735,000	$1,608,000
Warranty and related accruals	291,000	299,000
Property tax accruals	223,000	180,000
Income tax accruals	224,000	225,000
Professional fees	105,000	247,000
Other	67,000	46,000

Accrued expenses	$2,645,000	$2,605,000

NOTE 6—INCOME TAXES
The provision for income tax expense consists of
:

	Year Ended September 30,
	2021	2020
Current:
Federal	$992,000	$3,430,000
State	189,000	346,000

Total current	1,181,000	3,776,000

Deferred:
Federal	(269,000)	(2,436,000)
State	(83,000)	(190,000)

Total deferred	(352,000)	(2,626,000)

Income tax expense	$829,000	$1,150,000

A reconciliation of the

federal statutory tax rate to the total tax provision is as follows:

	Year Ended September 30,
	2021	2020
Federal income taxes computed at the statutory rate	21.0%	21.0%
State income taxes, net of federal benefit	1.6%	1.3%
Research & development tax refunds & credits	(5.1%)	(6.3%)
Dividend received deduction	(1.9%)	(1.2%)
Other, net	(3.1%)	2.4%

Effective income tax rate	12.5%	17.2%

Deferred income tax assets and liabilities consist of the following:

	September 30,
	2021	2020
Deferred Tax Assets:
Accrued liabilities and reserves	$276,000	$340,000
Allowance for doubtful accounts	72,000	98,000
Inventory	1,783,000	369,000
Stock-based compensation	79,000	81,000
Net operating losses carryforwards	20,000	5,000

Gross Deferred Income Tax Assets	2,230,000	893,000

Deferred and Other Tax Liabilities:
Domestic international sales corporation	(236,000)	(329,000)
Property and equipment	(1,943,000)	(1,158,000)
Unrealized gain on investments	(295,000)	(2,000)
Unrecognized tax benefits	(150,000)	(150,000)

Gross Deferred and Other Income Tax Liabilities	(2,624,000)	(1,639,000)

Net Deferred and Other Income Tax Assets (Liabilities)	$(394,000)	$(746,000)

Total income taxes paid in fiscal 2021 and 2020 were $1,963,000 and $3,850,000, respectively. The fiscal 2020 income taxes p
a
id includes $2,050,000 of tax payments due on the filing of the Company’s Form 3115 with the Internal Revenue Service to reflect the revenue recognition method change to the percentage of completion method for tax purposes pursuant to Internal Revenue Code Sections 460 and 451(b)
.
GAAP prescribes a comprehensive model for the financial recognition, measurement, classification, and disclosure of uncertain tax positions. GAAP contains a
two-step
approach to recognizing and measuring uncertain tax positions. The first step is to evaluate the tax position for recognition by determining if the weight of available evidence indicates that it is more likely than not that the position will be sustained on audit, based on the technical merits of the position. The second step is to measure the tax benefit as the largest amount that is more than 50% likely of being realized upon settlement.
Significant judgment is required in evaluating the Company’s uncertain tax position and determining the Company’s provision for taxes. Although the Company believes the reserves of unrecognized tax benefits (“UTB’s”) are reasonable, no assurance can be given that the final outcome of these matters will not be different from that which is reflected in the Company’s historical income tax provision and accruals. The Company adjusts these reserves in light of changing facts and circumstances. As of September 30, 2021 and 2020, the Company had UTB’s of $150,000. There were no additional accruals of UTB’s during fiscal years ended September 30, 2021 and 2020.
The Company recognizes interest and penalties accrued related to UTB’s as a component of income tax expense. There were no additional accruals of interest expense nor penalties of significance during fiscal years ended September 30, 2021 and 2020. It is reasonably possible that the amount of the UTB’s with respect to certain unrecognized tax positions will increase or decrease during the next 12 months. The Company does not expect the change to have a material effect on its results of operations or its financial position. The only expected potential r
e
ason for change would be the ultimate results stemming from any examinations by taxing authorities. If recognized, the entire amount of UTB’s would have an impact on the Company’s effective income tax rate.
The effective income tax rate for fiscal 2021 was 12.5% versus 17.2% in fiscal 2020.
In fiscal 2021, the Company generated $335,000 of federal research and development tax credits (“R&D Credits”), all of which were used in fiscal 2021. In fiscal 2020, the Company generated
 $421,000 of
R&D Credits, all of which were used in fiscal 2020. There were no R&D Credits carryforwards as of September 30, 2021 or September 30, 2020.
The Company files U.S. federal income tax returns, as well as Florida and Iowa income tax returns. The Company’s U.S. federal income tax returns filed for tax years prior to fiscal year ended September 30, 2018 are generally no longer subject to examination by taxing authorities due to the expiration of the statute of limitations.
NOTE 7 - RETIREMENT BENEFITS
The Company has a voluntary 401(k) employee benefit plan, which covers all eligible, domestic employees. The Company makes discretionary matching contributions subject to a maximum level, in accordance with the terms of the plan. The Company charged approximately $365,000 and $290,000 to expense under the provisions of the plan during the years ended September 30, 2021 and 2020, respectively.
NOTE 8 - LONG-TERM DEBT AND ARRANGEMENTS WITH FINANCIAL INSTITUTIONS
The Company had no long-term debt outstanding at September 30, 2021 or 2020. The Company does not currently require a credit facility.
As of September 30, 2021, total cash deposits with insurance companies covering collateral needs were $85,000.

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

NOTE 9 - LEASES
The Company leases certain equipment under
non-cancelable
operating leases. Future minimum rental payments under these leases at Sep
t
ember 30, 2021 are immaterial. Total rental expense for the fiscal years ended September 30, 2021 and 2020 was $78,000 and $37,000, respectively.
On August 28, 2020, the Company entered

into a three-year
operating lease for property related to the manufacturing and warehousing of the Blaw-Knox assets. The lease term is for the period beginning on September 1, 2020 through
August 31, 2023. In accordance with ASU
2016-02,
the Company recorded a ROU asset totaling $970,000 and related lease liabilities at inception. On October 9, 2020, the Company entered into an operating lease for additional warehousing space for paver inventory. The lease term is for one year beginning November 2020 with automatic one-year
renewals. In accordance with ASU
2016-02,
the Company recorded a ROU asset totaling $254,000 and related lease liabilities at inception.
For the year ended September 30, 2021, operating lease costs were $440,000 and cash payments related to these operating leases were $468,000. For the year ended September 30, 2020, operating lease cost was $28,000 which was accrued at September 30, 2020 and paid in October 2020. There were no cash payments related to this operating lease in fiscal 2020
.
Other information concerning the Company’s operating lease accounted for under ASC 842 guidelines as of September 30, 2021 and September 30, 2020, is as follows:

	September 30, 2021	September 30, 2020
Operating lease ROU asset included in other long-term assets	$785,000	$942,000
Current operating lease liability	393,000	328,000
Non-current operating lease liability	392,000	614,000
Weighted average remaining lease term (in years)	2.00	2.92
Weighted average discount rate used in calculating ROU asset	4.0%	4.0%
Future annual minimum lease payments as of September 30, 2021 are as follows:

Fiscal Year	Annual Lease Payments
2022	$417,000
2023	394,000
2024	6,000

Total	817,000
Less interest	(32,000)

Present value of lease liabilities	$785,000

NOTE 10 - COMMITMENTS AND CONTINGENCIES
Litigation
The Company is involved in legal proceedings arising out of the normal course of business, none of which we believe will have a material adverse effect on our business, financial condition or results of operations. Claims made in the ordinary course of business may be covered in whole or in part by insurance.

COVID-19
Pandemic
The Company continues to monitor and evaluate the risks to public health and the slowdown in overall business activity related to the novel coronavirus
(“COVID-19”)
pandemic, including impacts on its employees, customers, suppliers and financial results. As of the date of issuance of these Consolidated Financial Statements, the Company’s operations have not been significantly impacted. However, the full impact of the
COVID-19
pandemic continues to evolve subsequent to the quarter and year ended September 30, 2021 and as of the date these Consolidated Financial Statements are issued. As such, the full magnitude that the
COVID-19
pandemic will have on the Company’s financial condition and future results of operations is uncertain. Management continues to monitor the Company’s financial condition, operations, suppliers, industry, customers, and workforce. If the spread of
COVID-19
continues, the Company’s ability to meet customer demands for products may be impacted or its customers may experience adverse business consequences due to
COVID-19.
Reduced demand for products or ability to meet customer demand (including as a result of disruptions at the Company’s suppliers) could have a material adverse effect on its business operations and financial performance.
NOTE 11 – SHAREHOLDERS’ EQUITY AND STOCK-BASED COMPENSATION
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
Stock-Based Compensation
On March 17, 2009, the shareholders of the Company approved the 2009 Incentive Compensation Plan (the “2009 Plan”).
As of September 30, 2021 and 2020, all outstanding common stock options issued under the 2009 Plan were fully vested. All remaining unexercised, outstanding common stock options issued under the 2009 Plan expired as of September 30, 2021.
As of September 30, 2021 and 2020, 45,000 outstanding Class B stock options issued under the 2009 Plan were fully vested. These options expired as of September 30, 2021. In addition, 30,000 outstanding Class B stock options issued under the 2009 Plan were fully vested at September 30, 2021, and remain exercisable through September 26, 2026 as long as the employee remains employed by the Company (however, refer to
Subsequent Events
under Note 1 – Nature of Operations and Summary of Significant Accounting Policies).
As of September 30,
2021, no
options were available for granting of Awards under the 2009 Plan.

The following table summarizes option activity under the 2009 Plan:

	Number of Shares	Average Exercise Price Per Share
Options outstanding at September 30, 2019	272,492	$6.126
Options exercised during fiscal 2020	(20,000)	$5.126

Options outstanding at September 30, 2020	252,492	$6.205
Options exercised during fiscal 2021	(51,508)	$5.126
Options expired on September 30, 2021	(170,984)	$5.623

Options outstanding at September 30, 2021	30,000	$11.380

No options were granted, forfeited or cancelled during the years ended September 30, 2021 or September 30, 2020. The weighted average remaining contractual life on the options outstanding as of September 30, 2021 is 5.0 years under the 2009 Plan (however, refer to
Subsequent Events
under Note 1 – Nature of Operations and Summary of Significant Accounting Policies).

ITEM 9	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None

ITEM 9A	CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
The Company’s President (who is currently serving as the Company’s Principal Executive Officer) and Chief Financial Officer evaluated the effectiveness of the design and operation of the Company’s “disclosure controls and procedures” (as defined in Rule
13a-15(e)
under the Exchange Act) as of the end of the period covered by this Annual Report. Based upon that evaluation, the President and the Chief Financial Officer concluded that, as of the end of the period covered by this Annual Report, the Company’s disclosure controls and procedures are effective.
Because of inherent limitations, the Company’s disclosure controls and procedures, no matter how well designed and operated, can provide only reasonable, and not absolute, assurance that the objectives of such disclosure controls and procedures are met and no evaluation can provide absolute assurance that all control issues and instances of fraud, if any, within the Company has been detected.
As of the end of the period covered by this Annual Report, the Company conducted an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s President and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Exchange Act Rules
13a-15(b).
Based on this evaluation, the Company’s President and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of September 30, 2021.
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
In order to ensure that the Company’s internal control over financial reporting is effective, management regularly assesses such controls and did so most recently as of September 30, 2021. This assessment was based on criteria for effective internal control over financial reporting described in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management believes the Company maintained effective internal control over financial reporting as of September 30, 2021
Changes in Internal Control over Financial Reporting
The Company’s management, including the President and Chief Financial Officer, has reviewed the Company’s internal control over financial reporting. There were no changes in the Company’s internal control over financial reporting during the year ended September 30, 2021 that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B	OTHER INFORMATION
None
PART III

ITEM 10	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The information required by this Item 10 is incorporated herein by reference to the Company’s Definitive Proxy Statement for the 2022 Annual Meeting of Stockholders.

ITEM 11	EXECUTIVE COMPENSATION
The information required by this Item 11 is incorporated herein by reference to the Company’s Definitive Proxy Statement for the 2022 Annual Meeting of Stockholders.

ITEM 12	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The information required by this Item 12 is incorporated herein by reference to the Company’s Definitive Proxy Statement for the 2022 Annual Meeting of Stockholders.

ITEM 13	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
The information required by this Item 13 is incorporated herein by reference to the Company’s Definitive Proxy Statement for the 2022 Annual Meeting of Stockholders.

ITEM 14	PRINCIPAL ACCOUNTING FEES AND SERVICES
The information required by this Item 14 is incorporated herein by reference to the Company’s Definitive Proxy Statement for the 2022 Annual Meeting of Stockholders.

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
Form 10-K
for the year ended December 31, 1987(P)

4.1	Form of Common Stock certificate, incorporated by reference to Exhibit 4.1 to Registration No. 33-627(P)

4.2	Description of Securities Registered under Section 12 of the Securities Exchange Act of 1934, as amended	X

10.1	The Company’s 2009 Incentive Compensation Plan, as incorporated by reference to the Company’s 2009 Proxy Statement filed with the Securities and Exchange Commission on Schedule 14A on January 28, 2009

10.2	Form of Agreement for Nonqualified Stock Options granted in 1986, incorporated by reference to the Annual Report on Form 10-K for the year ended December 31, 1986(P)

10.3	1997 Stock Option Plan incorporated by reference to Exhibit A to the Company’s Proxy Statement on 14A, filed March 3, 1997

10.4	First Amendment to the Stock Option Plan Agreement incorporated by reference to Exhibit 10.12 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2005

21.1	Subsidiaries of the Registrant	X

23.1	Consent of Independent Registered Public Accountants	X

31.1	Certification of Principal Executive Officer Pursuant to Rule 13a – 14(a) of the Securities Exchange Act of 1934, as amended	X

31.2	Certification of Chief Financial Officer Pursuant to Rule 13a – 14(a) of the Securities Exchange Act of 1934, as amended	X

EXHIBIT NUMBER	DESCRIPTION	FILED HEREWITH

32.1	Certifications of Principal Executive Officer and Chief Financial Officer Pursuant to 18 U. S. C. Section 1350	X

EXHIBIT NUMBER	DESCRIPTION	FILED HEREWITH

101.INS	XBRL Instance Document	X

101.SCH	XBRL Taxonomy Extension Schema	X

101.CAL	XBRL Taxonomy Extension Calculation Linkbase	X

101.DEF	XBRL Taxonomy Extension Definition Linkbase	X

101.LAB	XBRL Taxonomy Extension Label Linkbase	X

101.PRE	XBRL Taxonomy Extension Presentation Linkbase	X

ITEM 16	FORM 10-K SUMMARY
None

SIGNATURES
Pursuant to the requirements of Sections 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Annual Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: December 17, 2021	GENCOR INDUSTRIES, INC.
(Registrant)

/s/ Marc G. Elliott
Marc G. Elliott
President & Director
Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated. The signatures of Directors constitute a majority of Directors.

/s/ E.J. Elliott		/s/ Marc G. Elliott
E.J. Elliott	December 17, 2021	Marc G. Elliott	December 17, 2021
Chairman		President & Director
(Principal Executive Officer)

/s/ Eric E Mellen
Eric E. Mellen	December 17, 2021
Chief Financial Officer
(Principal Financial and Accounting Officer)

/s/ General John G. Coburn		/s/ Walter A. Ketcham
Gen. John G. Coburn	December 17, 2021	Walter A. Ketcham	December 17, 2021
Director		Director

/s/ Thomas A. Vecchiolla
Thomas A. Vecchiolla	December 17, 2021
Director