Form 10-Q
period 2021-12-31
GENCOR INDUSTRIES INC
filed 2022-02-11
CIK 64472

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM
10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 2021
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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
12b-2
of the Exchange Act).    Yes  ☐    No  ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at January 31, 2022
Common stock, $.10 par value	12,338,845 shares
Class B stock, $.10 par value	2,318,857 shares

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
pandemic and its variants, actions government entities and businesses take in response to the
COVID-19
pandemic, including mandatory business closures; the impact of the pandemic and actions taken on regional economies; and the pace of recovery when the
COVID-19
pandemic subsides. The words “may,” “could,” “should,” “would,” “believe,” “anticipate,” “estimate,” “expect,” “intend,” “plan,” “target,” “goal,” and similar expressions are intended to identify forward-looking statements.
For information concerning these factors and related matters, see the following sections of the Company’s Annual Report on Form
10-K
for the year ended September 30, 2021: (a) Part I, Item 1A, “Risk Factors” and (b) Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations”. However, other factors besides those referenced could adversely affect the Company’s results, and you should not consider any such list of factors to be a complete set of all potential risks or uncertainties. Any forward-looking statement made by the Company herein speak as of the date of this Quarterly Report. The Company does not undertake to update any forward-looking statements, except as required by law.
Unless the context otherwise indicates, all references in this Quarterly Report to the “Company,” “Gencor,” “we,” “us,” or “our,” or similar words are to Gencor Industries, Inc. and its subsidiaries.

Part I. Financial Information
Item 1. Financial Statements
GENCOR INDUSTRIES, INC.
Condensed Consolidated Balance Sheets

	December 31, 2021 (Unaudited)	September 30, 2021
ASSETS
Current assets:
Cash and cash equivalents	$21,248,000	$23,232,000
Marketable securities at fair value (cost of $94,329,000 at December 31, 2021 and $93,690,000 at September 30, 2021)	95,682,000	94,976,000
Accounts receivable, less allowance for doubtful accounts of $378,000 at December 31, 2021 and $321,000 at September 30, 2021	3,376,000	2,622,000
Costs and estimated earnings in excess of billings	1,225,000	1,903,000
Inventories, net	45,734,000	41,888,000
Prepaid expenses and other current asset s	3,372,000	2,202,000

Total current assets	170,637,000	166,823,000

Property and equipment, net	12,051,000	11,801,000
Other long-term assets	778,000	838,000

Total Assets	$183,466,000	$179,462,000

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$4,455,000	$3,105,000
Customer deposits	8,697,000	5,244,000
Accrued expenses	2,167,000	2,645,000
Current operating lease liabilities	417,000	393,000

Total current liabilities	15,736,000	11,387,000
Deferred and other income taxes	407,000	394,000
Non-current operating lease liabilities	308,000	392,000

Total liabilities	16,451,000	12,173,000

Commitments and contingencies
Shareholders’ equity:
Preferred stock, par value $.10 per share; 300,000 shares authorized; none issued	—	—
Common stock, par value $.10 per share; 15,000,000 shares authorized;
12,338,845 shares issued and outstanding at December 31, 2021 and September 30, 2021	1,234,000	1,234,000
Class B Stock, par value $.10 per share; 6,000,000 shares authorized;
2,318,857 shares issued and outstanding at December 31, 2021 and September 30, 2021	232,000	232,000
Capital in excess of par value	12,590,000	12,590,000
Retained earnings	152,959,000	153,233,000

Total shareholders’ equity	167,015,000	167,289,000

Total Liabilities and Shareholders’ Equity	$183,466,000	$179,462,000

See accompanying Notes to Condensed Consolidated Financial Statements

GENCOR INDUSTRIES, INC.
Condensed Consolidated Statements of Operations
For the Quarters Ended December 31, 2021 and 2020
(Unaudited)

	2021	2020
Net revenue	$20,106,000	$18,964,000
Cost of goods sold	16,401,000	15,983,000

Gross profit	3,705,000	2,981,000
Operating expenses:
Product engineering and development	1,349,000	845,000
Selling, general and administrative	3,399,000	3,194,000

Total operating expenses	4,748,000	4,039,000

Operating (loss)	(1,043,000)	(1,058,000)
Other income (expense), net:
Interest and dividend income, net of fees	277,000	804,000
Realized and unrealized gains on marketable securities, net	423,000	2,193,000

	700,000	2,997,000

Income (loss) before income tax expense (benefit)	(343,000)	1,939,000
Income tax expense (benefit)	(69,000)	388,000

Net income (loss)	$(274,000)	$1,551,000

Basic income (loss) per common share	$(0.02)	$0.11

Diluted income (loss) per common share	$(0.02)	$0.11

See accompanying Notes to Condensed Consolidated Financial Statements

GENCOR INDUSTRIES, INC.
Condensed Consolidated Statements of Shareholders’ Equity
(Unaudited)

For the Quarter Ended December 31, 2021
	Common Stock		Class B Stock		Capital in Excess of Par Value	Retained Earnings	Total Shareholders’ Equity
	Shares	Amount	Shares	Amount
September 30, 2021	12,338,845	$1,234,000	2,318,857	$232,000	$12,590,000	$153,233,000	$167,289,000
Net loss	—	—	—	—	—	(274,000)	(274,000)

December 31, 2021	12,338,845	$1,234,000	2,318,857	$232,000	$12,590,000	$152,959,000	$167,015,000

For the Quarter Ended December 31, 2020
	Common Stock		Class B Stock		Capital in Excess of Par Value	Retained Earnings	Total Shareholders’ Equity
	Shares	Amount	Shares	Amount
September 30, 2020	12,287,337	$1,229,000	2,318,857	$232,000	$12,331,000	$147,428,000	$161,220,000
Net income	—	—	—	—	—	1,551,000	1,551,000

December 31, 2020	12,287,337	$1,229,000	2,318,857	$232,000	$12,331,000	$148,979,000	$162,771,000

See accompanying Notes to Condensed Consolidated Financial Statements

GENCOR INDUSTRIES, INC.
Condensed Consolidated Statements of Cash Flows
For the Quarters Ended December 31, 2021 and 2020
(Unaudited)

	2021	2020
Cash flows from operating activities:
Net income (loss)	$(274,000)	$1,551,000
Adjustments to reconcile net income (loss) to cash (used in) provided by operating activities:
Purchase of marketable securities	(35,718,000)	(33,191,000)
Proceeds from sale and maturity of marketable securities	35,326,000	32,680,000
Change in value of marketable securities	(314,000)	(2,040,000)
Deferred and other income taxes	13,000	382,000
Depreciation and amortization	750,000	586,000
Provision for doubtful accounts	75,000	—
Changes in assets and liabilities:
Accounts receivable	(829,000)	(772,000)
Costs and estimated earnings in excess of billings	678,000	1,696,000
Inventories (excluding the effect of the Blaw-Knox acquisition)	(3,846,000)	2,617,000
Prepaid expenses and other current assets	(1,170,000)	75,000
Accounts payable	1,350,000	1,496,000
Customer deposits	3,453,000	(1,156,000)
Accrued expenses and other	(475,000)	(219,000)

Total adjustments	(707,000)	2,154,000

Cash flows (used in) provided by operating activities	(981,000)	3,705,000

Cash flows from investing activities:
Acquisition of Blaw-Knox assets	—	(14,400,000)
Capital expenditures (excluding assets acquired in the Blaw-Knox acquisition)	(1,003,000)	(932,000)

Cash flows used in investing activities	(1,003,000)	(15,332,000)

Net decrease in cash and cash equivalents	(1,984,000)	(11,627,000)
Cash and cash equivalents at:
Beginning of period	23,232,000	35,584,000

End of period	$21,248,000	$23,957,000

Non-cash investing and financing activities:
Operating lease right-of-use assets	$39,000	$254,000
Operating lease liabilities	$39,000	$254,000

See accompanying Notes to Condensed Consolidated Financial Statements

GENCOR INDUSTRIES, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
Note 1—Basis of Presentation
The accompanying condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form
10-Q
and Article 10 of Regulation
S-X.
Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all material adjustments (consisting of normal, recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the quarter ended December 31, 2021 are not necessarily indicative of the results that may be expected for the year ending September 30, 2022.
The accompanying Condensed Consolidated Balance Sheet at September 30, 2021 has been derived from the audited financial statements at that date but does not include all of the information and notes required by generally accepted accounting principles for complete financial statements.
On October 1, 2020, the Company acquired the Blaw-Knox paver line and associated assets, including inventory, fixed assets and related intellectual property, from Volvo CE. The acquisition provided the Company entry into the asphalt paver sector of the asphalt industry. The acquisition was accounted for as a business combination under ASC 805, “Business Combinations.” The initial purchase price of approximately $14.4 million, which was subject to post-closing adjustments, was funded by cash on hand. After post-closing adjustments transacted during quarter ended March 31, 2021, the final purchase price was $13.8 million, including $10.4 million in inventory and $3.4 million in fixed assets. There were no liabilities assumed. The accompanying condensed consolidated financial statements as of December 31, 2021 and September 30, 2021, and for the quarters ended December 31, 2021 and 2020, include the assets, liabilities and operating results of the paver line as of and for the periods then ended.
These condensed consolidated financial statements and accompanying notes should be read in conjunction with the audited consolidated financial statements and accompanying notes included in our Annual Report on Form
10-K
for the year ended September 30, 2021 filed with the Securities and Exchange Commission on December 17, 2021.
Recent Accounting Pronouncements
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
COVID-19
Pandemic
The Company continues to monitor and evaluate the risks to public health and the slowdown in overall business activity related to the
COVID-19
pandemic, including impacts on its employees, customers, suppliers and financial results. As of the date of issuance of this Quarterly Report, the Company’s operations have not been significantly impacted. However, the full impact of the
COVID-19
pandemic continues to evolve subsequent to the quarter ended December 31, 2021 and as of the date this Quarterly Report is issued. As such, the full magnitude that the
COVID-19
pandemic will have on the Company’s financial condition and future results of operations is uncertain. Management continues to monitor the situation on the Company’s financial condition, operations, suppliers, industry, customers, and workforce. As the spread of
COVID-19
and its variants continues, the Company’s ability to meet customer demands for products may be impacted or its customers may experience adverse business consequences due to
COVID-19
and its variants. Reduced demand for products or ability to meet customer demand (including as a result of disruptions at the Company’s suppliers) could have a material adverse effect on its business operations and financial performance.

Note 2—Marketable Securities and Fair Value Measurements
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
The following table sets forth, by level, within the fair value hierarchy, the Company’s marketable securities measured at fair value as of December 31, 2021:

	Fair Value Measurements
	Level 1	Level 2	Level 3	Total
Equities	$19,646,000	$—	$—	$19,646,000
Mutual Funds	10,383,000	—	—	10,383,000
Exchange-Traded Funds	10,084,000	—	—	10,084,000
Corporate Bonds	—	24,562,000	—	24,562,000
Government Securities	26,999,000	—	—	26,999,000
Cash and Money Funds	4,008,000	—	—	4,008,000

Total	$71,120,000	$24,562,000	$—	$95,682,000

Net unrealized gains recognized during the quarter ended December 31, 2021 on trading securities still held as of December 31, 2021 were $67,000.

The following table sets forth by level, within the fair value hierarchy, the Company’s assets measured at fair value as of September 30, 2021:

	Fair Value Measurements
	Level 1	Level 2	Level 3	Total
Equities	$14,734,000	$—	$—	$14,734,000
Mutual Funds	10,357,000	—	—	10,357,000
Exchange-Traded Funds	9,458,000	—	—	9,458,000
Corporate Bonds	—	24,853,000	—	24,853,000
Government Securities	30,999,000	—	—	30,999,000
Cash and Money Funds	4,575,000	—	—	4,575,000

Total	$70,123,000	$24,853,000	$—	$94,976,000

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
Note 3 – Inventories
Inventories are valued at the lower of cost or net realizable value with cost being determined under the first in, first out method and net realizable value defined as the estimated selling price of goods less reasonable costs of completion and delivery. Appropriate consideration is given to obsolescence, excessive levels, deterioration, possible alternative uses and other factors in determining net realizable value.
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
Net inventories at December 31, 2021 and September 30, 2021 consist of the following:

	December 31, 2021	September 30, 2021
Raw materials	$27,076,000	$25,858,000
Work in process	6,341,000	6,280,000
Finished goods	12,317,000	9,730,000
Used equipment	—	20,000

	$45,734,000	$41,888,000

Slow-moving and obsolete inventory allowances were $5,884,000 and $5,397,000 at December 31, 2021 and September 30, 2021, respectively.

Note 4 – Costs and Estimated Earnings in Excess of Billings
Costs and estimated earnings in excess of billings on uncompleted contracts as of December 31, 2021 and September 30, 2021 consist of the following:

	December 31, 2021	September 30, 2021
Costs incurred on uncompleted contracts	$17,429,000	$11,483,000
Estimated earnings	6,380,000	4,395,000

	23,809,000	15,878,000
Billings to date	22,584,000	13,975,000

Costs and estimated earnings in excess of billings	$1,225,000	$1,903,000

Note 5 – Earnings per Share Data
The following table sets forth the computation of basic and diluted income (loss) per share for the quarters ended December 31, 2021 and 2020:

	Quarter Ended December 31,
	2021	2020
Net Income (loss)	$(274,000)	$1,551,000

Common Shares:
Weighted average common shares outstanding	14,617,000	14,606,000
Effect of dilutive stock options	—	123,000

Diluted shares outstanding	14,617,000	14,729,000

Basic:
Net income (loss) per share	$(0.02)	$0.11

Diluted:
Net income (loss) per share	$(0.02)	$0.11

Basic earnings per share are based on the weighted-average number of shares outstanding. Diluted earnings per share are based on the sum of the weighted average number of shares outstanding plus common stock equivalents. As of September 30, 2021, no options were available for granting of awards under the 2009 Incentive Compensation Plan (the “2009 Plan”) and as of November 1, 2021, there were no outstanding stock options under the 2009 Plan.
For the quarter ended December 31, 2021, there were no common stock equivalents included in the diluted earnings per share calculation. The weighted-average shares issuable upon the exercise of stock options included in the diluted earnings per share calculation for the quarter ended December 31, 2020 were 252,000, which equated to 123,000 dilutive common stock equivalents. There were no anti-dilutive shares for the quarters ended December 31, 2021 and December 31, 2020.
Note 6 – Customers with 10% (or greater) of Net Revenues
During the quarter ended December 31, 2021, three customers accounted for 13.2%, 12.4% and 10.2% of net revenues, respectively.
The largest customer from the quarter ended December 31, 2021 also accounted for 12.0% of net revenues for the quarter ended December 31, 2020. Two other customers accounted for 15.5% and 10.5% of net revenues, respectively, for the quarter ended December 31, 2020.

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
Deferred tax assets and liabilities are measured using the rates expected to apply to taxable income in the years in which the temporary differences are expected to reverse and the credits are expected to be used. The effect on deferred tax assets and liabilities of the change in tax rates is recognized in income in the period that includes the enactment date. All available evidence, both positive and negative, is considered to determine whether, based on the weight of that evidence, the Company is more likely than not to realize the benefit of a deferred tax asset and whether a valuation allowance is needed for some portion or all of a deferred tax asset. No such valuation allowances were recorded as of December 31, 2021 and September 30, 2021.
The Company’s income tax provision is based on management’s estimate of the effective tax rate for the full year. The tax provision in any period will be affected by, among other things, permanent, as well as temporary differences in the deductibility of certain items, in addition to changes in tax legislation. As a result, the Company may experience significant fluctuations in the effective book tax rate (that is, its tax expense divided by pre-tax
book income) from period to period. The Company’s effective tax rates for the quarters ended December 31, 2021 and December 31, 2020 reflect the impact of the reduced income tax rates under the U.S. Tax Cuts and Jobs Act (the “Tax Reform Act) which was signed into law on December 22, 2017.
Note 8 – Revenue Recognition and Related Costs
The Company recognizes revenue under ASU
No. 2014-09,
Revenue from Contracts with Customers
(Topic 606). The following table disaggregates the Company’s net revenue by major source for the quarters ended December 31, 2021 and 2020:

	Quarter Ended December 31,
	2021	2020
Equipment sales recognized over time	$9,774,000	$4,132,000
Equipment sales recognized at a point in time	4,198,000	10,136,000
Parts and component sales	5,443,000	3,931,000
Freight revenue	584,000	745,000
Other	107,000	20,000

Net revenue	$20,106,000	$18,964,000

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
Contract assets (excluding accounts receivable) under contracts with customers represent revenue recognized in excess of amounts billed on equipment sales recognized over time. These contract assets were $1,225,000 and $1,903,000 at December 31, 2021 and September 30, 2021, respectively, and are included in current assets as costs and estimated earnings in excess of billings on the Company’s condensed consolidated balance sheets. The Company anticipates that all of the contract assets at December 31, 2021, will be billed and collected within one year.

Revenues from all other contracts for the design and manufacture of equipment, for service and for parts sales, net of any discounts and return allowances, are recorded at a point in time when control of the goods or services has been transferred. Control of the goods or service typically transfers at time of shipment or upon completion of the service.
Payment for equipment under contract with customers is typically due prior to shipment. Payment for services under contract with customers is due as services are completed. Accounts receivable related to contracts with customers for equipment sales were $260,000 and $210,000 at December 31, 2021 and September 30, 2021, respectively.
Product warranty costs are estimated using historical experience and known issues and are charged to production costs as revenue is recognized.
Under certain contracts with customers, recognition of a portion of the consideration received may be deferred and recorded as a contract liability if the Company has to satisfy a future obligation, such as to provide installation assistance. There were no contract liabilities other than customer deposits at December 31, 2021 and September 30, 2021. Customer deposits related to contracts with customers were $8,697,000 and $5,244,000 at December 31, 2021 and September 30, 2021, respectively, and are included in current liabilities on the Company’s condensed consolidated balance sheets.
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
Note 9 – Leases
The Company leases certain equipment under
non-cancelable
operating leases. Future minimum rental payments under these leases at December 31, 2021 were immaterial.
On August 28, 2020, the Company entered into a three-year operating lease for property related to the manufacturing and warehousing of the Blaw-Knox paver product line which was acquired on October 1, 2020. The lease term is for the period beginning on September 1, 2020 through August 31, 2023. In accordance with ASU
2016-02,
the Company recorded a ROU asset totaling $970,000 and related lease liabilities at inception. On October 9, 2020, the Company entered into an operating lease for additional warehousing space for Blaw-Knox inventory. The original lease term was for one year beginning November 2020 with automatic one-year
renewals. In accordance with ASU
2016-02,
the Company recorded a ROU asset totaling $254,000 and related lease liabilities at inception. An additional $39,000 was recorded as a ROU asset and related lease liability in October 2021 to reflect the impact of the lease renewal.
For the quarter ended December 31, 2021, operating lease costs were $101,000 and cash payments related to these operating leases were $109,000. For the quarter ended December 31, 2020, operating lease costs were $89,000 and cash payments related to these operating leases were $116,000.

Other information concerning the Company’s operating lease accounted for under ASC 842 guidelines as of December 31, 2021 and September 30, 2021, is as follows:

	December 31, 2021	September 30, 2021
Operating lease ROU asset included in other long-term assets	$725,000	$785,000
Current operating lease liability	417,000	393,000
Non-current operating lease liability	308,000	392,000
Weighted average remaining lease term (in years)	1.75	2.00
Weighted average discount rate used in calculating ROU asset	4.0%	4.0%
Future annual minimum lease payments as of December 31, 2021 are as follows:

Fiscal Year	Annual Lease Payments
2022 (nine months)	$327,000
2023	416,000
2024	8,000

Total	751,000
Less interest	(26,000)

Present value of lease liabilities	$725,000

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
For information concerning these factors and related matters, see the following sections of the Company’s Annual Report on Form
10-K
for the year ended September 30, 2021: (a) Part I, Item 1A, “Risk Factors” and (b) Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations”. However, other factors besides those referenced could adversely affect the Company’s results, and you should not consider any such list of factors to be a complete set of all potential risks or uncertainties. Any forward-looking statements made by the Company herein speak as of the date of this Quarterly Report. The Company does not undertake to update any forward-looking statement, except as required by law.
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
COVID-19
Pandemic
The Company continues to monitor and evaluate the risks to public health and the slowdown in overall business activity related to the coronavirus
(“COVID-19”)
pandemic, including impacts on its employees, customers, suppliers and financial results. As of the date of issuance of this Quarterly Report, the Company’s operations have not been significantly impacted. However, the full impact of the
COVID-19
pandemic continues to evolve subsequent to the quarter ended December 31, 2021 and as of the date this Quarterly Report is issued. As such, the full magnitude that the
COVID-19
pandemic will have on the Company’s financial condition and future results of operations is uncertain. Management continues to monitor the Company’s financial condition, operations, suppliers, industry, customers, and workforce. As the spread of
COVID-19
and its variants continues, the Company’s ability to meet customer demands for products may be impacted or its customers may experience adverse business consequences due to
COVID-19
and its variants. Reduced demand for products or ability to meet customer demand (including as a result of disruptions at the Company’s suppliers) could have a material adverse effect on its business operations and financial performance.
Results of Operations
Quarter Ended December 31, 2021 versus December 31, 2020
Net revenues for the quarters ended December 31, 2021 and December 31, 2020 were $20,106,000 and $18,964,000, respectively, an increase of $1,142,000. The improved revenues were primarily due to higher parts revenues. There were no revenues generated by Blaw-Knox during the quarter ended December 31, 2020, as the facility was being readied to begin production.
As a percent of sales, gross profit margins were 18.4% in the quarter ended December 31, 2021, compared to 15.7% in the quarter ended December 31, 2020. Due to the absence of revenues and limited production from Blaw-Knox in the quarter ended December 31, 2020, overall gross profit margins were negatively impacted by the unabsorbed manufacturing labor and overhead expenses.
Product engineering and development expenses increased $504,000 to $1,349,000 for the quarter ended December 31, 2021, as compared to $845,000 for the quarter ended December 31, 2020, due primarily to increased headcount and salaries as well as a full quarter of engineering wages and benefits related to Blaw-Knox. Selling, general and administrative (“SG&A”) expenses increased by $205,000 to $3,399,000 for the quarter ended December 31, 2021, compared to the quarter ended December 31, 2020. The increase in SG&A expenses was primarily due to a full quarter of SG&A wages and benefits related to Blaw-Knox employees.
The Company had an operating loss $(1,043,000) for the quarter ended December 31, 2021 as compared to an operating loss of $(1,058,000) for the quarter ended December 31, 2020. The improved net revenues and gross profit for the quarter ended December 31, 2021, were offset by increased operating expenses.
For the quarter ended December 31, 2021, the Company had net non-operating
income of $0.7 million compared to net
non-operating
income of $3.0 million for the quarter ended December 31, 2020. Interest income for the quarter ended December 31, 2020, included $456,000 collected from a customer due to permitting delays. Included in net non-operating
income for the quarter ended December 31, 2021 were net realized and unrealized gains on marketable securities of $0.4 million compared to, $2.2 million for the quarter ended December 31, 2020. The higher gains in fiscal 2021 were due to a stronger domestic stock market during the quarter ended December 31, 2020.

The effective income tax rate for the quarters ended December 31, 2021 and December 31, 2020 was 20.0%. Net loss for the quarter ended December 31, 2021 was $(0.3) million, or $(0.02) per basic and diluted share, compared to net income of $1.6 million, or $0.11 per basic and diluted share for the quarter ended December 31, 2020.
Liquidity and Capital Resources
The Company generates capital resources through operations and returns on its investments.
The Company had no long-term or short-term debt outstanding at December 31, 2021 or September 30, 2021. As of December 31, 2021, the Company has funded $85,000 in cash deposits at insurance companies to cover related collateral needs. In April 2020, a financial institution issued an irrevocable standby letter of credit (“letter of credit”) on behalf of the Company for the benefit of one of the Company’s insurance carriers. The maximum amount that can be drawn by the beneficiary under the letter of credit is $150,000. The letter of credit expires in April 2022, unless terminated earlier, and can be extended, as provided by the agreement. The Company intends to renew the letter of credit for as long as the Company does business with the beneficiary insurance carrier. The letter is collateralized by restricted cash of the same amount on any outstanding drawings. To date, no amounts have been drawn under the letter of credit.
As of December 31, 2021, the Company had $21,248,000 in cash and cash equivalents, and $95,682,000 in marketable securities, including $24,562,000 in corporate bonds, $19,646,000 in equities, $10,383,000 in mutual funds, $10,084,000 in exchange-traded funds, $26,999,000 in government securities, and $4,008,000 in cash and money funds. The marketable securities are invested through a professional investment management firm. These securities may be liquidated at any time into cash and cash equivalents.
The Company’s backlog was $58.0 million at December 31, 2021 compared to $32.1 million at December 31, 2020. The Company’s working capital (defined as current assets less current liabilities) was $154.9 million at December 31, 2021 and $155.4 million at September 30, 2021. Cash flows used in operations during the quarter ended December 31, 2021 were $981,000. The significant purchases, sales and maturities of marketable securities shown on the condensed consolidated statements of cash flows reflect the recurring purchases and sales of United States treasury bills. Inventories increased by $3.8 million due to progress on several large contract orders where revenue is recognized at a point in time and some stock build to compensate for the increasing lead times from suppliers. Prepaid expenses increased $1.2 million due to annual insurance contract renewals as well as deposits made on new equipment. Customer deposits increased by $3.5 million reflecting down payments on contract jobs, including several recent orders where revenues are recognized over time but work is yet to begin.
Cash flows used in investing activities for the quarter ended December 31, 2021 of $1,003,000 were related to capital expenditures, primarily for manufacturing processing and finishing equipment.
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
Critical Accounting Policies, Estimates and Assumptions
The Company believes the following discussion addresses its most critical accounting policies, which are those that are most important to the portrayal of the financial condition and results of operations and require management’s most difficult, subjective, or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain. Accounting policies, in addition to the critical accounting policies referenced below, are presented in Note 1 to the Company’s consolidated financial statements included in the Company’s Annual Report on Form
10-K
for the year ended September 30, 2021, “Nature of Operations and Summary of Significant Accounting Policies.”

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
Contract assets (excluding accounts receivable) under contracts with customers represent revenue recognized in excess of amounts billed on equipment sales recognized over time. These contract assets were $1,225,000 and $1,903,000 at December 31, 2021 and September 30, 2021, respectively, and are included in current assets as costs and estimated earnings in excess of billings on the Company’s condensed consolidated balance sheets. The Company anticipates that all of the contract assets at December 31, 2021, will be billed and collected within one year.
Revenues from all other contracts for the design and manufacture of equipment, for service and for parts sales, net of any discounts and return allowances, are recorded at a point in time when control of the goods or services has been transferred. Control of the goods or service typically transfers at time of shipment or upon completion of the service.
Payment for equipment under contract with customers is typically due prior to shipment. Payment for services under contract with customers is due as services are completed. Accounts receivable related to contracts with customers for equipment sales were $260,000 and $210,000 at December 31, 2021 and September 30, 2021, respectively.
Product warranty costs are estimated using historical experience and known issues and are charged to production costs as revenue is recognized.
Under certain contracts with customers, recognition of a portion of the consideration received may be deferred and recorded as a contract liability if the Company has to satisfy a future obligation, such as to provide installation assistance. There were no contract liabilities other than customer deposits at December 31, 2021 and September 30, 2021. Customer deposits related to contracts with customers were $8,697,000 and $5,244,000 at December 31, 2021 and September 30, 2021, respectively, and are included in current liabilities on the Company’s condensed consolidated balance sheets.
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
Inventories
Inventories are valued at the lower of cost or net realizable value, with cost being determined under the first in, first out method and net realizable value defined as the estimated selling price of goods less reasonable costs of completion and delivery. Appropriate consideration is given to obsolescence, excessive levels, deterioration, possible alternative uses and other factors in determining net realizable value. The cost of work in process and finished goods includes materials, direct labor, variable costs and overhead. The Company evaluates the need to record inventory adjustments on all inventories, including raw material, work in process, finished goods, spare parts and used equipment. Used equipment acquired by the Company on trade-in
from customers is carried at estimated net realizable value. Unless specific circumstances warrant different treatment regarding inventory obsolescence, an allowance is established to reduce the cost basis of inventories three to four years old by 50%, the cost basis of inventories four to five years old by 75%, and the cost basis of inventories greater than five years old to zero. Inventory is typically reviewed for obsolescence on an annual basis computed as of September 30, the Company’s fiscal year end. If significant known changes in trends, technology or other specific circumstances that warrant consideration occur during the year, then the impact on obsolescence is considered at that time.
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
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
The Company’s President (who is currently serving as the Company’s Principal Executive Officer) and Chief Financial Officer (Principal Financial and Accounting Officer) evaluated the effectiveness of the design and operation of the Company’s “disclosure controls and procedures” (as defined in Rule
13a-15(e)
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
Changes in Internal Control over Financial Reporting
The Company’s management, including the President and Chief Financial Officer, has reviewed the Company’s internal control over financial reporting. There were no changes in the Company’s internal control over financial reporting during the quarter ended December 31, 2021 that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Part II. Other Information
Item 1. Legal Proceedings
From time to time the Company is engaged in legal proceedings in the ordinary course of business. We do not believe any current legal proceedings are material to our business.
Item 1A. Risk Factors
Our business, operations, and financial condition are subject to various risks and uncertainties. The risk factors described in Part I, Item 1A, “Risk Factors” contained in our Annual Report on Form 10K for the year ended September 30, 2021, as filed with the SEC on December 17, 2021, should be carefully considered, together with the other information contained or incorporated by reference in this Quarterly Report on Form
10-Q
and in our other filings filed with the SEC in connection with evaluating us, our business, and the forward-looking statements contained in this Quarterly Report on Form
10-Q.
During the quarter ended December 31, 2021, there have been no material changes from the risk factors previously disclosed under Part I, Item 1A, “Risk Factors” in our Annual Report on Form
10-K,
for the year ended September 30, 2021.
Item 6. Exhibits

Exhibit 31.1	Certification of Principal Executive Officer Pursuant to Rule 13a – 14(a) of the Securities Exchange Act of 1934, as amended

Exhibit 31.2	Certification of Chief Financial Officer Pursuant to Rule 13a – 14(a) of the Securities Exchange Act of 1934, as amended

Exhibit 32	Certifications of Principal Executive Officer and Chief Financial Officer Pursuant to 18 U. S. C. Section 1350

Exhibit 101.1	Interactive Data File

101.INS	XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

101.SCH	XBRL Schema Document

101.CAL	XBRL Calculation Linkbase Document

101.DEF	XBRL Definition Linkbase Document

101.LAB	XBRL Label Linkbase Document

101.PRE	XBRL Presentation Linkbase Document

104	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2021, formatted in Inline XBRL (included in Exhibit 101)

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

GENCOR INDUSTRIES, INC.

/s/ Marc G. Elliott
Marc G. Elliott
President
(Principal Executive Officer)

February 11, 2022

/s/ Eric E. Mellen
Eric E. Mellen
Chief Financial Officer
(Principal Financial and Accounting Officer)
February 11, 2022