Form 10-Q
period 2022-03-31
GENCOR INDUSTRIES INC
filed 2022-05-13
CIK 64472

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM
10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2022
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE TRANSITION PERIOD: From ______________ to ________________
Commission File Number:
001-11703

GENCOR INDUSTRIES, INC.

Delaware	59-0933147
(State or other jurisdiction	(IRS Employer
of incorporation or organization)	Identification No.)
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
of the Exchange Act).
Yes  ☐            No  ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at May 10, 2022
Common stock, $.10 par value	12,338,845 shares
Class B stock, $.10 par value	2,318,857 shares

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
pandemic and its variants, actions government entities and businesses take in response to the
COVID-19
pandemic, including mandatory business closures; the impact of the pandemic and actions taken on regional economies; and the pace of recovery when the
COVID-19
pandemic subsides. In addition, on February 24, 2022, Russian forces invaded Ukraine. The impact to Ukraine as well as actions taken by other countries, including new and stricter sanctions imposed by the U.S. and other countries and companies against officials, individuals, regions, and industries in Russia, and actions taken by Russia and certain other countries in response to such sanctions, could result in a disruption in our supply chain and higher costs of our products. The words “may,” “could,” “should,” “would,” “believe,” “anticipate,” “estimate,” “expect,” “intend,” “plan,” “target,” “goal,” and similar expressions are intended to identify forward-looking statements.
For information concerning these factors and related matters, see the following sections of the Company’s Annual Report on Form
10-K
for the year ended September 30, 2021: (a) Part I, Item 1A, “Risk Factors” and (b) Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations”. However, other factors besides those referenced could adversely affect the Company’s results, and you should not consider any such list of factors to be a complete set of all potential risks or uncertainties. Any forward-looking statement made by the Company herein speaks as of the date of this Quarterly Report. The Company does not undertake to update any forward-looking statements, except as required by law.
Unless the context otherwise indicates, all references in this Quarterly Report to the “Company,” “Gencor,” “we,” “us,” or “our,” or similar words are to Gencor Industries, Inc. and its subsidiaries.

Part I. Financial Information
Item 1. Financial Statements
GENCOR INDUSTRIES, INC.
Condensed Consolidated Balance Sheets

	March 31, 2022 (Unaudited)	September 30, 2021
ASSETS
Current assets:
Cash and cash equivalents	$22,571,000	$23,232,000
Marketable securities at fair value (cost of $94,746,000 at March 31, 2022 and $93,690,000 at September 30, 2021)	94,501,000	94,976,000
Accounts receivable, less allowance for doubtful accounts of $349,000 at March 31, 2022 and $321,000 at September 30, 2021	3,924,000	2,622,000
Costs and estimated earnings in excess of billings	1,629,000	1,903,000
Inventories, net	47,222,000	41,888,000
Prepaid expenses and other current assets	3,756,000	2,202,000

Total current assets	173,603,000	166,823,000

Property and equipment, net	12,205,000	11,801,000
Other long-term assets	711,000	838,000

Total Assets	$186,519,000	$179,462,000

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$5,741,000	$3,105,000
Customer deposits	10,286,000	5,244,000
Accrued expenses	2,442,000	2,645,000
Current operating lease liabilities	407,000	393,000

Total current liabilities	18,876,000	11,387,000
Deferred and other income taxes	—	394,000
Non-current operating lease liabilities	189,000	392,000

Total liabilities	19,065,000	12,173,000

Commitments and contingencies
Shareholders’ equity:
Preferred stock, par value $.10 per share; 300,000 shares authorized; none issued	—	—
Common stock, par value $.10 per share; 15,000,000 shares authorized; 12,338,845 shares issued and outstanding at March 31, 2022 and September 30, 2021	1,234,000	1,234,000
Class B Stock, par value $.10 per share; 6,000,000 shares authorized; 2,318,857 shares issued and outstanding at March 31, 2022 and September 30, 2021	232,000	232,000
Capital in excess of par value	12,590,000	12,590,000
Retained earnings	153,398,000	153,233,000

Total shareholders’ equity	167,454,000	167,289,000

Total Liabilities and Shareholders’ Equity	$186,519,000	$179,462,000

See accompanying Notes to Condensed Consolidated Financial Statements

GENCOR INDUSTRIES, INC.
Condensed Consolidated Income Statements
(Unaudited)

	For the Quarters Ended March 31,		For the Six Months Ended March 31,
	2022	2021	2022	2021
Net revenue	$30,654,000	$21,352,000	$50,760,000	$40,316,000
Cost of goods sold	24,462,000	15,206,000	40,863,000	31,189,000

Gross profit	6,192,000	6,146,000	9,897,000	9,127,000
Operating expenses:
Product engineering and development	920,000	1,069,000	2,269,000	1,914,000
Selling, general and administrative	3,364,000	3,838,000	6,763,000	7,032,000

Total operating expenses	4,284,000	4,907,000	9,032,000	8,946,000

Operating income	1,908,000	1,239,000	865,000	181,000
Other income (expense), net:
Interest and dividend income, net of fees	296,000	327,000	573,000	1,130,000
Net realized and unrealized gains (losses) on marketable securities, net	(1,488,000)	1,294,000	(1,065,000)	3,488,000
Other	(137,000)	—	(137,000)	—

	(1,329,000)	1,621,000	(629,000)	4,618,000

Income before income tax expense	579,000	2,860,000	236,000	4,799,000
Income tax expense	140,000	572,000	71,000	960,000

Net income	$439,000	$2,288,000	$165,000	$3,839,000

Basic income per common share	$0.03	$0.16	$0.01	$0.26

Diluted income per common share	$0.03	$0.16	$0.01	$0.26

See accompanying Notes to Condensed Consolidated Financial Statements

GENCOR INDUSTRIES, INC.
Condensed Consolidated Statements of Shareholders’ Equity
(Unaudited)

For the Six Months Ended March 31, 2022
	Common Stock		Class B Stock		Capital in Excess of	Retained	Total Shareholders’
	Shares	Amount	Shares	Amount	Par Value	Earnings	Equity
September 30, 2021	12,338,845	$1,234,000	2,318,857	$232,000	$12,590,000	$153,233,000	$167,289,000
Net loss	—	—	—	—	—	(274,000)	(274,000)

December 31, 2021	12,338,845	$1,234,000	2,318,857	$232,000	$12,590,000	$152,959,000	$167,015,000
Net income	—	—	—	—	—	439,000	439,000

March 31, 2022	12,338,845	$1,234,000	2,318,857	$232,000	$12,590,000	$153,398,000	$167,454,000

For the Six Months Ended March 31, 2021
	Common Stock		Class B Stock		Capital in Excess of	Retained	Total Shareholders’
	Shares	Amount	Shares	Amount	Par Value	Earnings	Equity
September 30, 2020	12,287,337	$1,229,000	2,318,857	$232,000	$12,331,000	$147,428,000	$161,220,000
Net income	—	—	—	—	—	1,551,000	1,551,000

December 31, 2020	12,287,337	$1,229,000	2,318,857	$232,000	$12,331,000	$148,979,000	$162,771,000
Net income	—	—	—	—	—	2,288,000	2,288,000
Stock options exercised	11,000	1,000	—	—	55,000	—	56,000

March 31, 2021	12,298,337	$1,230,000	2,318,857	$232,000	$12,386,000	$151,267,000	$165,115,000

See accompanying Notes to Condensed Consolidated Financial Statements

GENCOR INDUSTRIES, INC.
Condensed Consolidated Statements of Cash Flows
For the Six Months Ended March 31, 2022 and 2021
(Unaudited)

	2022	2021
Cash flows from operating activities:
Net income	$165,000	$3,839,000
Adjustments to reconcile net income to cash provided by operating activities:
Purchase of marketable securities	(68,803,000)	(54,048,000)
Proceeds from sale and maturity of marketable securities	68,043,000	53,067,000
Change in value of marketable securities	1,235,000	(3,167,000)
Deferred and other income taxes	(456,000)	501,000
Depreciation and amortization	1,299,000	1,210,000
Provision for doubtful accounts	75,000	25,000
Changes in assets and liabilities, excluding the initial effects of business acquisitions:
Accounts receivable	(1,377,000)	(1,576,000)
Costs and estimated earnings in excess of billings	274,000	6,405,000
Inventories	(5,334,000)	(629,000)
Prepaid expenses and other current assets	(1,554,000)	(15,000)
Accounts payable	2,636,000	969,000
Customer deposits	5,042,000	2,173,000
Accrued expenses	(200,000)	529,000

Total adjustments	880,000	5,444,000

Cash flows provided by operating activities	1,045,000	9,283,000

Cash flows from investing activities:
Acquisition of Blaw-Knox assets	—	(13,777,000)
Capital expenditures	(1,706,000)	(1,729,000)

Cash flows used in investing activities	(1,706,000)	(15,506,000)

Cash flows from financing activities:
Proceeds from stock option exercises	—	56,000

Cash flows provided by financing activities	—	56,000

Net decrease in cash and cash equivalents	(661,000)	(6,167,000)
Cash and cash equivalents at:
Beginning of period	23,232,000	35,584,000

End of period	$22,571,000	$29,417,000

Non-cash investing and financing activities:
Operating lease right-of-use assets	$—	$254,000
Operating lease liabilities	$—	$254,000
See accompanying Notes to Condensed Consolidated Financial Statements

GENCOR INDUSTRIES, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
Note 1 - Basis of Presentation
The accompanying condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form
10-Q
and Article 10 of Regulation
S-X.
Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all material adjustments (consisting of normal, recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the quarter and six months ended March 31, 2022 are not necessarily indicative of the results that may be expected for the year ending September 30, 2022.
The accompanying Condensed Consolidated Balance Sheet at September 30, 2021 has been derived from the audited financial statements at that date but does not include all of the information and notes required by generally accepted accounting principles for complete financial statements.
On October 1, 2020, the Company acquired the Blaw-Knox paver line and associated assets, including inventory, fixed assets and related intellectual property, from Volvo CE. The acquisition provided the Company entry into the asphalt paver sector of the asphalt industry. The acquisition was accounted for as a business combination under ASC 805, “Business Combinations.” The initial purchase price of approximately $14.4 million, which was subject to post-closing adjustments, was funded by cash on hand. After post-closing adjustments transacted during the
quarter ended March 31, 2021, the final purchase price was $13.8 million, including $10.4 million in inventory and $3.4 million in fixed assets. There were no liabilities assumed. The accompanying condensed consolidated financial statements as of March 31, 2022 and September 30, 2021, and for the quarters and six months ended March 31, 2022 and 2021, include the assets, liabilities and operating results of the paver line as of and for the periods then ended.
These condensed consolidated financial statements and accompanying notes should be read in conjunction with the audited consolidated financial statements and accompanying notes included in our Annual Report on Form
10-K
for the year ended September 30, 2021 filed with the Securities and Exchange Commission on December 17, 2021.
Recent Accounting Pronouncements
There were no accounting pronouncements recently issued or newly effective that had, or are expected to have, a material impact on the Company’s consolidated financial statements.
COVID-19
Pandemic
The Company continues to monitor and evaluate the risks to public health and the slowdown in overall business activity related to the
COVID-19
pandemic, including impacts on its employees, customers, suppliers and financial results. As of the date of issuance of this Quarterly Report, the Company’s operations have not been significantly impacted. However, the full impact of the
COVID-19
pandemic continues to evolve subsequent to the quarter ended March 31, 2022 and as of the date this Quarterly Report is issued. As such, the full magnitude that the
COVID-19
pandemic will have on the Company’s financial condition and future results of operations is uncertain. Management continues to monitor the situation on the Company’s financial condition, operations, suppliers, industry, customers, and workforce. As the spread of
COVID-19
and its variants continues, the Company’s ability to meet customer demands for products may be impacted or its customers may experience adverse business consequences due to
COVID-19
and its variants. Reduced demand for products or ability to meet customer demand (including as a result of disruptions at the Company’s suppliers) could have a material adverse effect on its business operations and financial performance.
Global, market and economic conditions may negatively impact our business, financial condition and share price.
Concerns over inflation, geopolitical issues, global financial markets and the COVID-19 pandemic have led to increased economic instability and expectations of slower global economic growth. Our business may be adversely affected by any such economic instability or unpredictability. Russia’s invasion of Ukraine and related sanctions has led to increased oil and natural gas prices. Such sanctions and disruptions to the global economy may lead to additional inflation and may disrupt the global supply chain and could have a material adverse effect on our ability to secure supplies. The increased cost of oil, along with increased or prolonged periods of inflation, would likely increase our costs in the form of higher wages, further inflation on supplies and equipment necessary to operate our business. There is a risk that one or more of our suppliers could be negatively affected by global economic instability, which could adversely affect our ability to operate efficiently and timely complete our operational goals.
Note 2 - Marketable Securities and Fair Value Measurements
Marketable debt and equity securities are categorized as trading securities and are thus marked to market and stated at fair value. Fair value is determined using the quoted closing or latest bid prices for Level 1 investments and market standard valuation methodologies for Level 2 investments. Realized gains and losses on investment transactions are determined by specific identification and are recognized as incurred in the condensed consolidated income statements. Net changes in unrealized gains and losses are reported in the condensed consolidated income statements in the current period.
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

The following table sets forth, by level, within the fair value hierarchy, the Company’s marketable securities measured at fair value as of March 31, 2022:

	Fair Value Measurements
	Level 1	Level 2	Level 3	Total
Equities	$19,998,000	$—	$—	$19,998,000
Mutual Funds	10,130,000	—	—	10,130,000
Exchange-Traded Funds	9,849,000	—	—	9,849,000
Corporate Bonds	—	24,022,000	—	24,022,000
Government Securities	27,960,000	—	—	27,960,000
Cash and Money Funds	2,542,000	—	—	2,542,000

Total	$70,479,000	$24,022,000	$—	$94,501,000

Net unrealized gains and (losses) included in the Condensed Consolidated Income Statements for the quarter and six months ended March 31, 2022, were $(1,598,000) and $(1,531,000), respectively.
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

Net unrealized gains and (losses) included in the Condensed Consolidated Income Statements for the quarter and six months ended March 31, 2021, were $596,000 and $2,503,000, respectively.
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

Net inventories at March 31, 2022 and September 30, 2021 consist of the following:

	March 31, 2022	September 30, 2021
Raw materials	$29,847,000	$25,858,000
Work in process	7,858,000	6,280,000
Finished goods	9,517,000	9,730,000
Used equipment	—	20,000

	$47,222,000	$41,888,000

Slow-moving and obsolete inventory allowances were $6,828,000 and $5,397,000 at March 31, 2022 and September 30, 2021, respectively.
Note 4 – Costs and Estimated Earnings in Excess of Billings
Costs and estimated earnings in excess of billings on uncompleted contracts as of March 31, 2022 and September 30, 2021 consist of the following:

	March 31, 2022	September 30, 2021
Costs incurred on uncompleted contracts	$19,501,000	$11,483,000
Estimated earnings	5,875,000	4,395,000

	25,376,000	15,878,000
Billings to date	23,747,000	13,975,000

Costs and estimated earnings in excess of billings	$1,629,000	$1,903,000

Note 5 – Earnings per Share Data
The Condensed Consolidated Financial Statements include basic and diluted earnings per share information. The following table sets forth the computation of basic and diluted earnings per share for the quarters and six months ended March 31, 2022 and 2021:

	Quarter Ended March 31,		Six Months Ended March 31,
	2022	2021	2022	2021
Net Income	$439,000	$2,288,000	$165,000	$3,839,000

Common Shares:
Weighted average common shares outstanding	14,658,000	14,614,000	14,658,000	14,611,000
Effect of dilutive stock options	—	133,000	—	129,000

Diluted shares outstanding	14,658,000	14,747,000	14,658,000	14,740,000

Basic:
Net income per share	$0.03	$0.16	$0.01	$0.26

Diluted:
Net income per share	$0.03	$0.16	$0.01	$0.26

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

For the quarter and six months ended
M
arch 31, 2022, there were no common stock equivalents included in the diluted earnings per share calculation. The weighted-average shares issuable upon the exercise of stock options included in the diluted earnings per share calculation for the quarter ended March 31, 2021 were 252,000, which equates to 133,000 dilutive common stock equivalents. The weighted-average shares issuable upon the exercise of stock options included in the diluted earnings per share calculation for the six months ended March 31, 2021 were 252,000, which equates to 129,000 dilutive common stock equivalents. There were no anti-dilutive shares for the quarter and six months ended March 31, 2022 and March 31, 2021.
Note 6 – Customers with 10% (or greater) of Net Revenues
During the quarter ended March 31, 2022, one customer accounted for 13.6% of net revenues. During the quarter ended March 31, 2021, one other customer accounted for 12.0% of net revenues. During the six months ended March 31, 2022 and March 31, 2021, no customer accounted for 10% or greater of net revenues.
Note 7 –
Income Taxes
Income taxes are provided for the tax effects of transactions reported in the condensed consolidated financial statements and primarily consist of taxes currently due, plus deferred taxes.
The Company recognizes deferred tax liabilities and assets for the expected future tax consequences of events that have been included in the consolidated financial statements or tax returns using current tax rates. The Company and its domestic subsidiaries file a consolidated federal income tax return.
Deferred tax assets and liabilities are measured using the rates expected to apply to taxable income in the years in which the temporary differences are expected to reverse and the credits are expected to be used. The effect on deferred tax assets and liabilities of the change in tax rates is recognized in income in the period that includes the enactment date. All available evidence, both positive and negative, is considered to determine whether, based on the weight of that evidence, the Company is more likely than not to realize the benefit of a deferred tax asset and whether a valuation allowance is needed for some portion or all of a deferred tax asset. No such valuation allowances were recorded as of March 31, 2022 and September 30, 2021.
The Company’s income tax provision is based on management’s estimate of the effective tax rate for the full year. The tax provision in any period will be affected by, among other things, permanent, as well as temporary differences in the deductibility of certain items, in addition to changes in tax legislation. As a result, the Company may experience significant fluctuations in the effective book tax rate (that is, its tax expense divided by pre-tax
book income) from period to period. The Company’s effective tax rates for the quarters and six months ended March 31, 2022 and March 31, 2021 reflect the impact of the reduced rates under the U.S. Tax Cuts and Jobs Act (the “Tax Reform Act) which was signed into law on December 22, 2017.
Note 8 – Revenue Recognition and Related Costs
The Company recognizes revenue under ASU
No. 2014-09,
Revenue from Contracts with Customers
(Topic 606). The following table disaggregates the Company’s net revenue by major source for the quarters and six months ended March 31, 2022 and 2021:

	Quarter Ended March 31,		Six Months Ended March 31,
	2022	2021	2022	2021
Equipment sales recognized over time	$10,998,000	$3,870,000	$20,772,000	$8,002,000
Equipment sales recognized at a point in time	10,475,000	9,565,000	14,673,000	19,701,000
Parts and component sales	7,381,000	6,830,000	12,824,000	10,761,000
Freight revenue	1,495,000	1,147,000	2,079,000	1,892,000
Other	305,000	(60,000)	412,000	(40,000)

Net revenue	$30,654,000	$21,352,000	$50,760,000	$40,316,000

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
Contract assets (excluding accounts receivable) under contracts with customers represent revenue recognized in excess of amounts billed on equipment sales recognized over time. These contract assets were $1,629,000 at March 31, 2022 and $1,903,000 at September 30, 2021, and are included in current assets as costs and estimated earnings in excess of billings on the Company’s condensed consolidated balance sheets. The Company anticipates that all of the contract assets at March 31, 2022, will be billed and collected within one year.
Revenues from all other contracts for the design and manufacture of equipment, for service and for parts sales, net of any discounts and return allowances, are recorded at a point in time when control of the goods or services has been transferred. Control of the goods or service typically transfers at time of shipment or upon completion of the service.
Payment for equipment under contract with customers is typically due prior to shipment. Payment for services under contract with customers is due as services are completed. Accounts receivable related to contracts with customers for equipment sales were $130,000 and $210,000 at March 31, 2022 and September 30, 2021, respectively.
Product warranty costs are estimated using historical experience and known issues and are charged to production costs as revenue is recognized.
Under certain contracts with customers, recognition of a portion of the consideration received may be deferred and recorded as a contract liability if the Company has to satisfy a future obligation, such as to provide installation assistance. There were no contract liabilities other than customer deposits at March 31, 2022 and September 30, 2021. Customer deposits related to contracts with customers were $10,286,000 and $5,244,000 at March 31, 2022 and September 30, 2021, respectively, and are included in current liabilities on the Company’s condensed consolidated balance sheets.
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

Note 9 – Leases
The Company leases certain equipment under
non-cancelable
operating leases. Future minimum rental payments under these leases at March 31, 2022 were immaterial.
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
renewals. In accordance with ASU
2016-02,
the Company recorded a ROU asset totaling $254,000 and related lease liabilities at inception. An additional $39,000 was recorded as a ROU asset and related lease liability in October 2021 to reflect the impact of the lease renewal. In March 2022, the ROU asset and related liability was reduced by $39,000 to reflect the impact of a reduction in the square footage being leased.
For the quarter and six months ended March 31, 2022, operating lease costs were $101,000 and $202,000, respectively, and cash payments related to these operating leases were $107,000 and $216,000, respectively. For the quarter and six months ended March 31, 2021, operating lease costs were $105,000 and $194,000, respectively, and cash payments related to these operating leases were $116,000 and $232,000, respectively.
Other information concerning the Company’s operating lease accounted for under ASC 842 guidelines as of March 31, 2022 and September 30, 2021, is as follows:

	March 31, 2022	September 30, 2021
Operating lease ROU asset included in other long-term assets	$596,000	$785,000
Current operating lease liability	407,000	393,000
Non-current operating lease liability	189,000	392,000
Weighted average remaining lease term (in years)	1.50	2.00
Weighted average discount rate used in calculating ROU asset	4.0%	4.0%
Future annual minimum lease payments as of March 31, 2022 are as follows:

Fiscal Year	Annual Lease Payments
2022 (remaining 6 months)	$210,000
2023	398,000
2024	6,000

Total	614,000
Less interest	(18,000)

Present value of lease liabilities	$596,000

Note 10 – Segment Information
The Company has one
reporting segment, equipment for the highway construction industry. Based on evaluation of the criteria of ASC 280 – Segment Reporting, including the nature of products and services, the nature of the production processes, the type of customers and the methods used to distribute products and services, the Company determined that its operating segments meet the requirements for aggregation. The Company designs, manufactures and sells asphalt plants and pavers, combustion systems and fluid heat transfer systems for the highway construction industry and environmental and petrochemical markets. The Company’s products are manufactured at three facilities in the United States. The Company also services and sells parts for its equipment.

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
pandemic, including impacts on its employees, customers, suppliers and financial results. As of the date of issuance of this Quarterly Report, the Company’s operations have not been significantly impacted. However, the full impact of the
COVID-19
pandemic continues to evolve subsequent to the quarter ended March 31, 2022 and as of the date this Quarterly Report is issued. As such, the full magnitude that the
COVID-19
pandemic will have on the Company’s financial condition and future results of operations is uncertain. Management continues to monitor the Company’s financial condition, operations, suppliers, industry, customers, and workforce. As the spread of
COVID-19
and its variants continues, the Company’s ability to meet customer demands for products may be impacted or its customers may experience adverse business consequences due to
COVID-19
and its variants. Reduced demand for products or ability to meet customer demand (including as a result of disruptions at the Company’s suppliers) could have a material adverse effect on its business operations and financial performance.
Global, market and economic conditions may negatively impact our business, financial condition and share price.
Concerns over inflation, geopolitical issues, global financial markets and the COVID-19 pandemic have led to increased economic instability and expectations of slower global economic growth. Our business may be adversely affected by any such economic instability or unpredictability. Russia’s invasion of Ukraine and related sanctions has led to increased oil and natural gas prices. Such sanctions and disruptions to the global economy may lead to additional inflation and may disrupt the global supply chain and could have a material adverse effect on our ability to secure supplies. The increased cost of oil, along with increased or prolonged periods of inflation, would likely increase our costs in the form of higher wages, further inflation on supplies and equipment necessary to operate our business. There is a risk that one or more of our suppliers could be negatively affected by global economic instability, which could adversely affect our ability to operate efficiently and timely complete our operational goals.
Results of Operations
Quarter Ended March 31, 2022 versus March 31, 2021
Net revenues for the quarters ended March 31, 2022 and March 31, 2021 were $30,654,000 and $21,352,000, respectively, an increase of $9,302,000. The increased revenues reflect the impact of the new five year, $1.2 trillion infrastructure bill, the IIJ Act, signed into law in November 2021.
As a percent of sales, gross profit margins were 20.2% in the quarter ended March 31, 2022, compared to 28.8% in the quarter ended March 31, 2021. During the quarter ended March 31, 2022, the Company continued to experience higher manufacturing costs associated with wages, steel and OEM parts pricing.
Product engineering and development expenses decreased $149,000 to $920,000 for the quarter ended March 31, 2022, as compared to $1,069,000 for the quarter ended March 31, 2021 due primarily to reduced headcount. Selling, general and administrative (“SG&A”) expenses decreased by $474,000 to $3,364,000 for the quarter ended March 31, 2022, compared to $3,838,000 for the quarter ended March 31, 2021. The higher fiscal 2021 SG&A expenses were primarily due to professional fees to support business development efforts.

Operating income increased from $1,239,000 for the quarter ended March 31, 2021 to $1,908,000 for the quarter ended March 31, 2022, due primarily to increased sales and reduced professional fees.
For the quarter ended March 31, 2022, interest and dividend income, net of fees, was $296,000 as compared to $327,000 in the quarter ended March 31, 2021. The net realized and unrealized losses on marketable securities were $(1,488,000) for the quarter ended March 31, 2022 versus net realized and unrealized gains of $1,294,000 for the quarter ended March 31, 2021. The fiscal 2022 investment losses reflect the decline in equity markets due to higher interest rates, inflation, and the Federal Reserve’s recent monetary tightening policy.
The effective income tax rates for the quarters ended March 31, 2022 and March 31, 2021, were 24.2% and 20.0%, respectively, based on the expected annual effective income tax rate.
Net income for the quarter ended March 31, 2022 was $439,000, or $0.03 basic and diluted earnings per share, versus $2,288,000, or $0.16 basic and diluted earnings per share, for the quarter ended March 31, 2021.
Six Months Ended March 31, 2022 versus March 31, 2021
Net sales for the six months ended March 31, 2022 and 2021 were $50,760,000 and $40,316,000, respectively, an increase of $10,444,000. The increased revenues reflect the impact of the new five year, $1.2 trillion infrastructure bill, the IIJ Act, signed into law in November 2021. There were no revenues generated by Blaw-Knox during the first quarter of fiscal 2021, as the facility was being readied to begin production.
Gross profit margins decreased to 19.5% for the six months ended March 31, 2022 from 22.6% for the six months ended March 31, 2021. Increases in wages, steel and OEM parts prices contributed to the lower overall gross margins during the six months ended March 31, 2022.
Product engineering and development expenses increased $355,000 in the six months ended March 31, 2022, compared to the six months ended March 31, 2021 due primarily to salary increases as well as a full six months of engineering wages and benefits related to Blaw-Knox. SG&A expenses decreased $269,000 in the six months ended March 31, 2022, compared to the six months ended March 31, 2021. The increase in SG&A expenses from a full six months of SG&A wages and benefits related to Blaw-Knox employees was offset by reduced professional fees to support business development efforts.
The Company had operating income of $865,000 for the six months ended March 31, 2022 versus $181,000 for the six months ended March 31, 2021. The improved operating income was due primarily to the improved revenues.
For the six months ended March 31, 2022, interest and dividend income, net of fees, from the investment portfolio was $573,000, as compared to $1,130,000 for the six months ended March 31, 2021. Interest income for the six months ended March 31, 2021, included $456,000 of interest collected from a customer. Net realized and unrealized losses on marketable securities was $(1,065,000) for the six months ended March 31, 2022 versus net realized and unrealized gains of $3,488,000 for the six months ended March 31, 2021. The fiscal 2022 investment losses reflect the decline in equity markets due to higher interest rates, inflation, and the Federal Reserve’s recent monetary tightening policy.
The effective income tax rates for the six months ended March 31, 2022 and March 31, 2021, were 30.0% and 20.0%, respectively, based on the expected annual effective income tax rate. Net income for the six months ended March 31, 2022 was $165,000, or $0.01 basic and diluted earnings per share, versus $3,839,000, or $0.26 basic and diluted earnings per share for the six months ended March 31, 2021.
Liquidity and Capital Resources
The Company generates capital resources through operations and returns on its investments.

The Company had no long-term or short-term debt outstanding at March 31, 2022 or September 30, 2021. As of March 31, 2022, the Company has funded $85,000 in cash deposits at insurance companies to cover related collateral needs. In April 2020, a financial institution issued an irrevocable standby letter of credit (“letter of credit”) on behalf of the Company for the benefit of one of the Company’s insurance carriers. The maximum amount that can be drawn by the beneficiary under the letter of credit is $150,000. The letter of credit expires in April 2023, unless terminated earlier, and can be extended, as provided by the agreement. The Company intends to renew the letter of credit for as long as the Company does business with the beneficiary insurance carrier. The letter is collateralized by restricted cash of the same amount on any outstanding drawings. To date, no amounts have been drawn under the letter of credit.
As of March 31, 2022, the Company had $22,571,000 in cash and cash equivalents, and $94,501,000 in marketable securities, including $24,022,000 in corporate bonds, $19,998,000 in equities, $10,130,000 in mutual funds, $9,849,000 in exchange-traded funds, $27,960,000 in government securities, and $2,542,000 in cash and money funds. The marketable securities are invested through a professional investment management firm. These securities may be liquidated at any time into cash and cash equivalents.
The Company’s backlog was $44.9 million at March 31, 2022 compared to $42.6 million at March 31, 2021. The Company’s working capital (defined as current assets less current liabilities) was $154.7 million at March 31, 2022 and $155.4 million at September 30, 2021. Cash provided by operations during the six months ended March 31, 2022 was $1,045,000. The significant purchases, sales and maturities of marketable securities shown on the condensed consolidated statements of cash flows reflect the recurring purchases and sales of United States treasury bills. Inventories increased by $5.3 million due to progress on several large contract orders where revenue is recognized at a point in time and some stock build to compensate for the increasing lead times from suppliers. Prepaid expenses increased $1.6 million due to estimated income tax deposits in excess of accrued income taxes, annual insurance contract renewals as well as deposits made on new equipment. Customer deposits increased by $5.0 million reflecting down payments on contract jobs, including several recent orders where revenues are recognized over time but work is yet to begin.
Cash flows used in investing activities for the six months ended March 31, 2022 of $1,706,000 were related to capital expenditures, primarily for manufacturing processing and finishing equipment.
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
Contract assets (excluding accounts receivable) under contracts with customers represent revenue recognized in excess of amounts billed on equipment sales recognized over time. These contract assets were $1,629,000 and $1,903,000 at March 31, 2022 and September 30, 2021, respectively, and are included in current assets as costs and estimated earnings in excess of billings on the Company’s condensed consolidated balance sheets. The Company anticipates that all of the contract assets at March 31, 2022, will be billed and collected within one year.
Revenues from all other contracts for the design and manufacture of equipment, for service and for parts sales, net of any discounts and return allowances, are recorded at a point in time when control of the goods or services has been transferred. Control of the goods or service typically transfers at time of shipment or upon completion of the service.
Payment for equipment under contract with customers is typically due prior to shipment. Payment for services under contract with customers is due as services are completed. Accounts receivable related to contracts with customers for equipment sales were $130,000 and $210,000 at March 31, 2022 and September 30, 2021, respectively.
Product warranty costs are estimated using historical experience and known issues and are charged to production costs as revenue is recognized.
Under certain contracts with customers, recognition of a portion of the consideration received may be deferred and recorded as a contract liability if the Company has to satisfy a future obligation, such as to provide installation assistance. There were no contract liabilities other than customer deposits at March 31, 2022 and September 30, 2021. Customer deposits related to contracts with customers were $10,286,000 and $5,244,000 at March 31, 2022 and September 30, 2021, respectively, and are included in current liabilities on the Company’s condensed consolidated balance sheets.
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
Changes in Internal Control over Financial Reporting
The Company’s management, including the President and Chief Financial Officer, has reviewed the Company’s internal control over financial reporting. There were no changes in the Company’s internal control over financial reporting during the quarter and six months ended March 31, 2022 that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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
During the six months ended March 31, 2022, there have been no material changes from the risk factors previously disclosed under Part I, Item 1A, “Risk Factors” in our Annual Report on Form
10-K,
for the year ended September 30, 2021, other than the addition of the following risk factor:
Global, market and economic conditions may negatively impact our business, financial condition and share price.
Concerns over inflation, geopolitical issues, global financial markets and the COVID-19 pandemic have led to increased economic instability and expectations of slower global economic growth. Our business may be adversely affected by any such economic instability or unpredictability. Russia’s invasion of Ukraine and related sanctions has led to increased oil and natural gas prices. Such sanctions and disruptions to the global economy may lead to additional inflation and may disrupt the global supply chain and could have a material adverse effect on our ability to secure supplies. The increased cost of oil, along with increased or prolonged periods of inflation, would likely increase our costs in the form of higher wages, further inflation on supplies and equipment necessary to operate our business. There is a risk that one or more of our suppliers could be negatively affected by global economic instability, which could adversely affect our ability to operate efficiently and timely complete our operational goals.
Item 6. Exhibits

Exhibit 31.1	Certification of Principal Executive Officer Pursuant to Rule 13a – 14(a) of the Securities Exchange Act of 1934, as amended

Exhibit 31.2	Certification of Chief Financial Officer Pursuant to Rule 13a – 14(a) of the Securities Exchange Act of 1934, as amended

Exhibit 32	Certifications of Principal Executive Officer and Chief Financial Officer Pursuant to 18 U. S. C. Section 1350

Exhibit 101.1	Interactive Data File

Exhibit 101.INS	XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

Exhibit 101.SCH	XBRL Schema Document

Exhibit 101.CAL	XBRL Calculation Linkbase Document

Exhibit 101.DEF	XBRL Definition Linkbase Document

Exhibit 101.LAB	XBRL Label Linkbase Document

Exhibit 101.PRE	XBRL Presentation Linkbase Document

Exhibit 104	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2022, formatted in Inline XBRL (included in Exhibit 101)

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

GENCOR INDUSTRIES, INC.

/s/ Marc G. Elliott
Marc G. Elliott
President
(Principal Executive Officer)

May 13, 2022

/s/ Eric E. Mellen
Eric E. Mellen
Chief Financial Officer
(Principal Financial and Accounting Officer)

May 13, 2022