Form 10-Q
period 2022-06-30
GENCOR INDUSTRIES INC
filed 2022-08-12
CIK 64472

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM
10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2022
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
(407)
290-6000
(Registrant’s telephone number, including area code)

Securities registered or to be registered pursuant to Section 12(b) of the Act

Title of Each Class	Trading Symbol(s)	Name of Exchange on which registered
Common Stock ($.10 Par Value)	GENC	NYSE American LLC
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
12b-2
of the Exchange Act).    Yes  ☐    No  ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at August 5, 2022
Common Stock , $.10 par value	12,338,845 shares
Class B Stock , $.10 par value	2,318,857 shares

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

Part I. Financial Information

Item 1.	Financial Statements
GENCOR INDUSTRIES, INC.
Condensed Consolidated Balance Sheets

	June 30, 2022 (Unaudited)	September 30, 2021
ASSETS
Current assets:
Cash and cash equivalents	$19,474,000	$23,232,000
Marketable securities at fair value (cost of $95,216,000 at June 30, 2022 and $93,690,000 at September 30, 2021)	91,116,000	94,976,000
Accounts receivable, less allowance for doubtful accounts of $353,000 at June 30, 2022 and $321,000 at September 30, 2021	4,198,000	2,622,000
Costs and estimated earnings in excess of billings	1,366,000	1,903,000
Inventories, net	48,244,000	41,888,000
Prepaid expenses and other current assets	3,720,000	2,202,000

Total current assets	168,118,000	166,823,000

Property and equipment, net	11,919,000	11,801,000
Deferred and other income taxes	783,000	—
Other long-term assets	550,000	838,000

Total Assets	$181,370,000	$179,462,000

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$5,001,000	$3,105,000
Customer deposits	7,436,000	5,244,000
Accrued expenses	1,997,000	2,645,000
Current operating lease liabilities	413,000	393,000

Total current liabilities	14,847,000	11,387,000

Deferred and other income taxes	—	394,000
Non-current operating lease liabilities	84,000	392,000

Total liabilities	14,931,000	12,173,000

Commitments and contingencies
Shareholders’ equity:
Preferred stock, par value $.10 per share; 300,000 shares authorized; none issued	—	—
Common stock, par value $.10 per share; 15,000,000 shares authorized; 12,338,845 shares issued and outstanding at June 30, 2022 and September 30, 2021	1,234,000	1,234,000
Class B Stock, par value $.10 per share; 6,000,000 shares authorized; 2,318,857 shares issued and outstanding at June 30, 2022 and September 30, 2021	232,000	232,000
Capital in excess of par value	12,590,000	12,590,000
Retained earnings	152,383,000	153,233,000

Total shareholders’ equity	166,439,000	167,289,000

Total Liabilities and Shareholders’ Equity	$181,370,000	$179,462,000

See accompanying Notes to Condensed Consolidated Financial Statements

GENCOR INDUSTRIES, INC.
Condensed Consolidated Statements of Operations
(Unaudited)

	For the Quarters Ended June 30,		For the Nine Months Ended June 30,
	2022	2021	2022	2021
Net revenue	$29,647,000	$24,919,000	$80,407,000	$65,235,000
Cost of goods sold	23,968,000	19,314,000	64,831,000	50,504,000

Gross profit	5,679,000	5,605,000	15,576,000	14,731,000
Operating expenses:
Product engineering and development	951,000	1,176,000	3,219,000	3,089,000
Selling, general and administrative	2,577,000	3,202,000	9,340,000	10,235,000

Total operating expenses	3,528,000	4,378,000	12,559,000	13,324,000

Operating income	2,151,000	1,227,000	3,017,000	1,407,000

Other income (expense), net:
Interest and dividend income, net of fees	304,000	306,000	877,000	1,437,000
Net realized and unrealized gains (losses) on marketable securities, net	(3,693,000)	1,386,000	(4,758,000)	4,873,000
Other	(1,000)	—	(139,000)	—

Total other income (expense), net	(3,390,000)	1,692,000	(4,020,000)	6,310,000

Income (loss) before income tax expense (benefit)	(1,239,000)	2,919,000	(1,003,000)	7,717,000
Income tax expense (benefit)	(224,000)	584,000	(153,000)	1,543,000

Net income (loss)	$(1,015,000)	$2,335,000	$(850,000)	$6,174,000

Basic Income (Loss) per Common Share:
Net income (loss) per share	$(0.07)	$0.16	$(0.06)	$0.42

Diluted Income (Loss) per Common Share:
Net income (loss) per share	$(0.07)	$0.16	$(0.06)	$0.42

See accompanying Notes to Condensed Consolidated Financial Statements

GENCOR INDUSTRIES, INC.
Condensed Consolidated Statements of Shareholders’ Equity
(Unaudited)

For the Nine Months Ended June 30, 2022
	Common Stock		Class B Stock		Capital in Excess of	Retained	Total Shareholders’
	Shares	Amount	Shares	Amount	Par Value	Earnings	Equity
September 30, 2021	12,338,845	$1,234,000	2,318,857	$232,000	$12,590,000	$153,233,000	$167,289,000
Net loss	—	—	—	—	—	(274,000)	(274,000)

December 31, 2021	12,338,845	$1,234,000	2,318,857	$232,000	$12,590,000	$152,959,000	$167,015,000
Net income	—	—	—	—	—	439,000	439,000

March 31, 2022	12,338,845	$1,234,000	2,318,857	$232,000	$12,590,000	$153,398,000	$167,454,000
Net loss	—	—	—	—	—	(1,015,000)	(1,015,000)

June 30, 2022	12,338,845	$1,234,000	2,318,857	$232,000	$12,590,000	$152,383,000	$166,439,000

See accompanying Notes to Condensed Consolidated Financial Statements

For the Nine Months Ended June 30, 2021
	Common Stock		Class B Stock		Capital in Excess of	Retained	Total Shareholders’
	Shares	Amount	Shares	Amount	Par Value	Earnings	Equity
September 30, 2020	12,287,337	$1,229,000	2,318,857	$232,000	$12,331,000	$147,428,000	$161,220,000
Net income	—	—	—	—	—	1,551,000	1,551,000

December 31, 2020	12,287,337	$1,229,000	2,318,857	$232,000	$12,331,000	$148,979,000	$162,771,000
Net income	—	—	—	—	—	2,288,000	2,288,000
Stock options exercised	11,000	1,000	—	—	55,000	—	56,000

March 31, 2021	12,298,337	$1,230,000	2,318,857	$232,000	$12,386,000	$151,267,000	$165,115,000
Net income	—	—	—	—	—	2,335,000	2,335,000

June 30, 2021	12,298,337	$1,230,000	2,318,857	$232,000	$12,386,000	$153,602,000	$167,450,000

See accompanying Notes to Condensed Consolidated Financial Statements

GENCOR INDUSTRIES, INC.
Condensed Consolidated Statements of Cash Flows
For the Nine Months Ended June 30, 2022 and 2021
(Unaudited)

	2022	2021
Cash flows from operating activities:

Net income (loss)	$(850,000)	$6,174,000
Adjustments to reconcile net income (loss) to cash (used in) provided by operating activities:
Purchase of marketable securities	(101,913,000)	(101,040,000)
Proceeds from sale and maturity of marketable securities	100,705,000	99,638,000
Change in value of marketable securities	5,068,000	(4,445,000)
Deferred and other income taxes	(1,177,000)	457,000
Depreciation and amortization	2,063,000	1,931,000
Provision for doubtful accounts	140,000	125,000

Changes in assets and liabilities, excluding the initial effects of business acquisitions:
Accounts receivable	(1,716,000)	(1,253,000)
Costs and estimated earnings in excess of billings	537,000	7,090,000
Inventories	(6,356,000)	(3,357,000)
Prepaid expenses and other current assets	(1,518,000)	(44,000)
Accounts payable	1,896,000	2,678,000
Customer deposits	2,192,000	(92,000)
Accrued expenses and other current liabilities	(645,000)	268,000

Total adjustments	(724,000)	1,956,000

Cash flows (used in) provided by operating activities	(1,574,000)	8,130,000

Cash flows from investing activities:
Acquisition of Blaw-Knox assets	—	(13,777,000)
Capital expenditures	(2,184,000)	(2,449,000)

Cash flows used in investing activities	(2,184,000)	(16,226,000)

Cash flows from financing activities:
Proceeds from stock option exercises	—	56,000

Cash flows provided by financing activities	—	56,000

Net decrease in cash and cash equivalents	(3,758,000)	(8,040,000)
Cash and cash equivalents at:
Beginning of period	23,232,000	35,584,000

End of period	$19,474,000	$27,544,000

Non-cash investing and financing activities:
Operating lease right-of-use assets	$—	$254,000
Operating lease liabilities	$—	$254,000
See accompanying Notes to Condensed Consolidated Financial Statements

GENCOR INDUSTRIES, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
Note 1 - Basis of Presentation
The accompanying condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form
10-Q
and Article 10 of Regulation
S-X.
Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all material adjustments (consisting of normal, recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the quarter and nine months ended June 30, 2022 are not necessarily indicative of the results that may be expected for the year ending September 30, 2022.
The accompanying Condensed Consolidated Balance Sheet at September 30, 2021 has been derived from the audited financial statements at that date but does not include all of the information and notes required by generally accepted accounting principles for complete financial statements.
On October 1, 2020, the Company acquired the Blaw-Knox paver line and associated assets, including inventory, fixed assets and related intellectual property, from Volvo CE. The acquisition provided the Company entry into the asphalt paver sector of the asphalt industry. The acquisition was accounted for as a business combination under ASC 805, “Business Combinations.” The initial purchase price of approximately $14.4 million, which was subject to post-closing adjustments, was funded by cash on hand. After post-closing adjustments transacted during the quarter ended March 31, 2021, the final purchase price was $13.8 million, including $10.4 million in inventory and $3.4 million in fixed assets. There were no liabilities assumed. The accompanying condensed consolidated financial statements as of June 30, 2022 and September 30, 2021, and for the quarters and nine months ended June 30, 2022 and 2021, include the assets, liabilities and operating results of the paver line as of and for the periods then ended.
These condensed consolidated financial statements and accompanying notes should be read in conjunction with the audited consolidated financial statements and accompanying notes included in our Annual Report on Form
10-K
for the year ended September 30, 2021 filed with the Securities and Exchange Commission on December 17, 2021.
Recent Accounting Pronouncements
There were no accounting pronouncements recently issued or newly effective that had or are expected to have a material impact on the Company’s consolidated financial statements.
COVID-19
Pandemic
The Company continues to monitor and evaluate the risks to public health and the overall business activity related to the
COVID-19
pandemic, including impacts on its employees, customers, suppliers and financial results. As of the date of issuance of this Quarterly Report, the Company’s operations have not been significantly impacted. However, the full impact of the
COVID-19
pandemic continues to evolve subsequent to the quarter ended June 30, 2022 and as of the date this Quarterly Report is issued. As such, the full magnitude that the
COVID-19
pandemic will have on the Company’s financial condition and future results of operations is uncertain. Management continues to monitor the situation on the Company’s financial condition, operations, suppliers, industry, customers, and workforce. As the spread of
COVID-19
and its variants continues, the Company’s ability to meet customer demands for products may be impacted or its customers may experience adverse business consequences due to
COVID-19
and its variants. Reduced demand for products or ability to meet customer demand (including as a result of disruptions at the Company’s suppliers) could have a material adverse effect on its business operations and financial performance.

Global, market and economic conditions may negatively impact our business, financial condition and share price
Concerns over inflation, geopolitical issues, global financial markets and the
COVID-19
pandemic have led to increased economic instability and expectations of slower global economic growth. Our business may be adversely affected by any such economic instability or unpredictability. Russia’s invasion of Ukraine and related sanctions has led to increased oil and natural gas prices. Such sanctions and disruptions to the global economy may lead to additional inflation and may disrupt the global supply chain and could have a material adverse effect on our ability to secure supplies. The increased cost of oil, along with increased or prolonged periods of inflation, would likely increase our costs in the form of higher wages, further inflation on supplies and equipment necessary to operate our business. There is a risk that one or more of our suppliers could be negatively affected by global economic instability, which could adversely affect our ability to operate efficiently and timely complete our operational goals.
Note 2 - Marketable Securities and Fair Value Measurements
Marketable debt and equity securities are categorized as trading securities and are thus marked to market and stated at fair value. Fair value is determined using the quoted closing or latest bid prices for Level 1 investments and market standard valuation methodologies for Level 2 investments. Realized gains and losses on investment transactions are determined by specific identification and are recognized as incurred in the condensed consolidated statements of operations. Net changes in unrealized
gains and losses are
reporte
d in the condensed consolidated statements of operations in the current period.
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

The following table sets forth, by level, within the fair value hierarchy, the Company’s marketable securities measured at fair value as of June 30, 2022:

	Fair Value Measurements
	Level 1	Level 2	Level 3	Total
Equities	$15,457,000	$—	$—	$15,457,000
Mutual Funds	10,767,000	—	—	10,767,000
Exchange-Traded Funds	5,450,000	—	—	5,450,000
Corporate Bonds	—	28,669,000	—	28,669,000
Government Securities	27,949,000	—	—	27,949,000
Cash and Money Funds	2,824,000	—	—	2,824,000

Total	$62,447,000	$28,669,000	$—	$91,116,000

Net unrealized losses reported during the quarter and nine months ended June 30, 2022, were $(3,855,000) and $(5,386,000), respectively. There were no transfers of investments between Level 1 and Level 2 during the nine months ended June 30, 2022.
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

Net unrealized gains and (losses) reported during the quarter and nine months ended June 30, 2021, were $(219,000) and $2,284,000, respectively. There were no transfers of investments between Level 1 and Level 2 during the nine months ended June 30, 2021.
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
at
that time.

Net inventories at June 30, 2022 and September 30, 2021 consist of the following:

	June 30, 2022	September 30, 2021
Raw materials	$30,796,000	$25,858,000
Work in process	7,881,000	6,280,000
Finished goods	9,567,000	9,730,000
Used equipment	—	20,000

	$48,244,000	$41,888,000

Slow-moving and obsolete inventory allowances were $7,975,000 and $5,397,000 at June 30, 2022 and September 30, 2021, respectively.
Note 4 – Costs and Estimated Earnings in Excess of Billings
Costs and estimated earnings in excess of billings on uncompleted contracts as of June 30, 2022 and September 30, 2021 consist of the following:

	June 30, 2022	September 30, 2021
Costs incurred on uncompleted contracts	$20,074,000	$11,483,000
Estimated earnings	6,279,000	4,395,000

	26,353,000	15,878,000
Billings to date	24,987,000	13,975,000

Costs and estimated earnings in excess of billings	$1,366,000	$1,903,000

Note 5 – Earnings (Loss) per Share Data
The condensed consolidated financial statements include basic and diluted earnings (loss) per share information. The following table sets forth the computation of basic and diluted earnings (loss) per share for the quarters and nine months ended June 30, 2022 and 2021:

	Quarter Ended June 30,		Nine Months Ended June 30,
	2022	2021	2022	2021
Net Income (loss)	$(1,015,000)	$2,335,000	$(850,000)	$6,174,000

Common Shares:
Weighted average common shares outstanding	14,658,000	14,617,000	14,658,000	14,613,000
Effect of dilutive stock options	—	132,000	—	129,000

Diluted shares outstanding	14,658,000	14,749,000	14,658,000	14,742,000

Basic:
Net income (loss) per share	$(0.07)	$0.16	$(0.06)	$0.42

Diluted:
Net income (loss) per share	$(0.07)	$0.16	$(0.06)	$0.42

Basic earnings (loss) per
share are based on the weighted-average number of shares outstanding. Diluted earnings per share are based on the sum of the weighted-average number of shares outstanding plus common stock equivalents. As of September 30, 2021, no options were available for granting of awards under the 2009 Incentive Compensation Plan (the “2009 Plan”) and as of November 1, 2021, there were no outstanding stock options under the 2009 Plan.

For the quarter and nine months ended June 30, 2022, there were no common stock equivalents included in the diluted earnings per share calculation. The weighted-average shares issuable upon the exercise of stock options included in the diluted earnings per share calculation for the quarter and nine months ended June 30, 2021 were 252,000 and 252,000, respectively, which equates to 132,000 and 129,000 dilutive common stock equivalents, respectively. There were no anti-dilutive shares for the quarter and nine months ended June 30, 2022 and June 30, 2021.
Note 6 – Customers with 10% (or greater) of Net Revenues
During the quarter ended June 30, 2022, two customers accounted for 15.2% and 14.5% of net revenues, respectively. During the nine months ended June 30, 2022, no customer accounted for 10% or greater of net revenues.
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
Deferred tax assets and liabilities are measured using the rates expected to apply to taxable income in the years in which the temporary differences are expected to reverse and the credits are expected to be used. The effect on deferred tax assets and liabilities of the change in tax rates is recognized in income in the period that includes the enactment date. All available evidence, both positive and negative, is considered to determine whether, based on the weight of that evidence, the Company is more likely than not to realize the benefit of a deferred tax asset and whether a valuation allowance is needed for some portion or all of a deferred tax asset. No such valuation allowances were recorded as of June 30, 2022 and September 30, 2021.
The Company’s income tax provision is based on management’s estimate of the effective tax rate for the full year. The tax provision in any period will be affected by, among other things, permanent, as well as temporary differences in the deductibility of certain items, in addition to changes in tax legislation. As a result, the Company may experience significant fluctuations in the effective book tax rate (that is, its tax expense divided by pre-tax
book income) from period to period. The Company’s effective tax rates for the quarters and nine months ended June 30, 2022 and June 30, 2021 reflect the impact of the reduced rates under the U.S. Tax Cuts and Jobs Act (the “Tax Reform Act) which was signed into law on December 22, 2017.
Note 8 – Revenue Recognition and Related Costs
The Company recognizes revenue under ASU
No. 2014-09,
Revenue from Contracts with Customers
(Topic 606). The following table disaggregates the Company’s net revenue by major source for the quarters and nine months ended June 30, 2022 and 2021:

	Quarter Ended June 30,		Nine Months Ended June 30,
	2022	2021	2022	2021
Equipment sales recognized over time	$9,248,000	$6,507,000	$30,020,000	$14,509,000
Equipment sales recognized at a point in time	13,729,000	12,258,000	28,402,000	31,959,000
Parts and component sales	5,419,000	5,240,000	18,243,000	16,001,000
Freight revenue	972,000	996,000	3,050,000	2,888,000
Other	279,000	(82,000)	692,000	(122,000)

Net revenue	$29,647,000	$24,919,000	$80,407,000	$65,235,000

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
Contract assets (excluding accounts receivable) under contracts with customers represent revenue recognized in excess of amounts billed on equipment sales recognized over time. These contract assets were $1,366,000 at June 30, 2022 and $1,903,000 at September 30, 2021, and are included in current assets as costs and estimated earnings in excess of billings on the Company’s condensed consolidated balance sheets. The Company anticipates that all of the contract assets at June 30, 2022, will be billed and collected within one year.
Revenues from all other contracts for the design and manufacture of equipment, for service and for parts sales, net of any discounts and return allowances, are recorded at a point in time when control of the goods or services has been transferred. Control of the goods or service typically transfers at time of shipment or upon completion of the service.
Payment for equipment under contract with customers is typically due prior to shipment. Payment for services under contract with customers is due as services are completed. Accounts receivable related to contracts with customers for equipment sales were $79,000 and $210,000 at June 30, 2022 and September 30, 2021, respectively.
Product warranty costs are estimated using historical experience and known issues and are charged to production costs as revenue is recognized.
Under certain contracts with customers, recognition of a portion of the consideration received may be deferred and recorded as a contract liability if the Company has to satisfy a future obligation, such as to provide installation assistance. There were no contract liabilities other than customer deposits at June 30, 2022 and September 30, 2021. Customer deposits related to contracts with customers were $7,436,000 and $5,244,000 at June 30, 2022 and September 30, 2021, respectively, and are included in current liabilities on the Company’s condensed consolidated balance sheets.
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

Note 9 – Leases
The Company leases certain equipment under
non-cancelable
operating leases. Future minimum rental payments under these leases at June 30, 2022 were immaterial.
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
For the quarter and nine months ended June 30, 2022, operating lease costs were $
99,000
and $
301,000
, respectively, and cash payments related to these operating leases were $
104,000
and $
320,000
, respectively. For the quarter and nine months ended June 30, 2021, operating lease costs were $
106,000
and $
301,000
, respectively, and cash payments related to these operating leases were $
105,000
and $
349,000
, respectively.
Other information concerning the Company’s operating lease accounted for under ASC 842 guidelines as of June 30, 2022 and September 30, 2021, is as follows:

	June 30, 2022	September 30, 2021
Operating lease ROU asset included in other long-term assets	$497,000	$785,000
Current operating lease liability	$413,000	$393,000
Non-current operating lease liability	$84,000	$392,000
Weighted average remaining lease term (in years)	1.25	2.00
Weighted average discount rate used in calculating ROU asset	4.0%	4.0%
Future annual minimum lease payments as of June 30, 2022 are as follows:

Fiscal Year	Annual Lease Payments
2022 (remaining 3 months)	$105,000
2023	398,000
2024	7,000

Total	510,000
Less interest	(13,000)

Present value of lease liabilities	$497,000

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
Note 11 - Subsequent Events
On July 19, 2022, the Company announced that it was transferring the listing of its common stock, $0.10 per share par value (“Common Stock”), to the NYSE American LLC (“NYSE American”) from the NASDAQ Global Market (“NASDAQ”). Listing and trading of the Company’s Common Stock on NASDAQ ended at market close on July 29, 2022 and listing and trading of its Common Stock on the NYSE American commenced at market open on August 1, 2022 under its current ticker symbol ‘GENC’.

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
Fluctuations in the price of carbon steel, which is a significant cost and material used in the manufacturing of the Company’s equipment, may affect the Company’s financial performance. The Company is subject to fluctuations in market prices for raw materials, such as steel. If the Company is unable to purchase materials it requires or is unable to pass on price increases to its customers or otherwise reduce its cost of goods sold, then its business results of operations and financial condition may be adversely affected. As discussed under the heading “Results of Operations,” the recent increases in steel prices contributed to reduced gross profit margins during the current quarter.
Also, a significant increase in the price of liquid asphalt could decrease demand for hot mix asphalt paving materials and certain of the Company’s products. Increases in oil prices also drive up the cost of gasoline and diesel, which results in increased freight costs. Where possible, the Company will pass increased freight costs on to its customers. However, the Company may not be able to recapture all of the higher costs and, thus, such higher costs could have a negative impact on the Company’s financial performance.

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
COVID-19
Pandemic
The Company continues to monitor and evaluate the risks to public health and the overall business activity related to the coronavirus
(“COVID-19”)
pandemic, including impacts on its employees, customers, suppliers and financial results. As of the date of issuance of this Quarterly Report, the Company’s operations have not been significantly impacted. However, the full impact of the
COVID-19
pandemic continues to evolve subsequent to the quarter ended June 30, 2022 and as of the date this Quarterly Report is issued. As such, the full magnitude that the
COVID-19
pandemic will have on the Company’s financial condition and future results of operations is uncertain. Management continues to monitor the Company’s financial condition, operations, suppliers, industry, customers, and workforce. As the spread of
COVID-19
and its variants continues, the Company’s ability to meet customer demands for products may be impacted or its customers may experience adverse business consequences due to
COVID-19
and its variants. Reduced demand for products or ability to meet customer demand (including as a result of disruptions at the Company’s suppliers) could have a material adverse effect on its business operations and financial performance.
Global, market and economic conditions may negatively impact our business, financial condition and share price
Concerns over inflation, geopolitical issues, global financial markets and the
COVID-19
pandemic have led to increased economic instability and expectations of slower global economic growth. Our business may be adversely affected by any such economic instability or unpredictability. Russia’s invasion of Ukraine and related sanctions has led to increased oil and natural gas prices. Such sanctions and disruptions to the global economy may lead to additional inflation and may disrupt the global supply chain and could have a material adverse effect on our ability to secure supplies. The increased cost of oil, along with increased or prolonged periods of inflation, would likely increase our costs in the form of higher wages, further inflation on supplies and equipment necessary to operate our business. There is a risk that one or more of our suppliers could be negatively affected by global economic instability, which could adversely affect our ability to operate efficiently and timely complete our operational goals.
Results of Operations
Quarter Ended June 30, 2022 versus June 30, 2021
Net revenues for the quarters ended June 30, 2022 and June 30, 2021 were $29,647,000 and $24,919,000, respectively, an increase of $4,728,000 or 19.0%. The higher revenues reflect increased bookings in anticipation of funding of the new five year, $1.2 trillion infrastructure bill, the IIJ Act, signed into law in November 2021.
As a percent of sales, gross profit margins were 19.2% in the quarter ended June 30, 2022, compared to 22.5% in the quarter
ended June 30, 2021. Higher manufacturing costs associated with wages, steel, and purchased parts continued to impact the Company’s operating results for the quarter ended June 30, 2022.
Product engineering and development expenses decreased $225,000 to $951,000 for the quarter ended June 30, 2022, as compared to $1,176,000 for the quarter ended June 30, 2021 due primarily to reduced payroll. Selling, general and administrative (“SG&A”) expenses decreased by $625,000 to $2,577,000 for the quarter ended June 30, 2022, compared to $3,202,000 for the quarter ended June 30, 2021. The decrease in SG&A expenses was due to reduced headcount and lower professional fees.
Operating income increased from $1,227,000 for the quarter ended June 30, 2021 to $2,151,000 for the quarter ended June 30, 2022, due primarily to increased sales and reduced SG&A and product engineering and development expenses.

For the quarter ended June 30, 2022, interest and dividend income, net of fees, was $304,000 as compared to $306,000 in the quarter ended June 30, 2021. The net realized and unrealized losses on marketable securities were $(3,693,000) for the quarter ended June 30, 2022 versus net realized and unrealized gains of $1,386,000 for the quarter ended June 30, 2021. The fiscal 2022 investment losses reflect the decline in equity markets due primarily to higher interest rates, inflation, and the Federal Reserve’s recent monetary tightening policy.
The effective income tax rate for the quarter ended June 30, 2022 was a benefit of 18.0% versus expense of 20.0% for the quarter ended June 30, 2021, based on the expected annual effective income tax rate.
Net loss for the quarter ended June 30, 2022 was $(1,015,000), or $(0.07) per basic and diluted share, versus net income of $2,335,000, or $0.16 per basic and diluted share, for the quarter ended June 30, 2021. The net loss for the current quarter ended June 30, 2022, was due primarily to the net investment losses on marketable securities partially offset by the impact of increased sales and reduced SG&A and product engineering and development expenses.
Nine Months Ended June 30, 2022 versus June 30, 2021
Net sales for the nine months ended June 30, 2022 and 2021 were $80,407,000 and $65,235,000, respectively, an increase of $15,172,000 or 23.3%. The higher revenues reflect increased bookings in anticipation of funding of the new five year, $1.2 trillion infrastructure bill, the IIJ Act, signed into law in November 2021. There were no revenues generated by Blaw-Knox during the first quarter of fiscal 2021, as the facility was being readied to begin production.
Gross profit margins decreased to 19.4% for the nine months ended June 30, 2022 from 22.6% for the nine months ended June 30, 2021. Increases in wages, steel and purchased parts prices contributed to the lower overall gross margins during the nine months ended June 30, 2022.
Product engineering and development expenses increased $130,000 in the nine months ended June 30, 2022, compared
to the nine months ended June 30, 2021 due primarily to salary increases in the first quarter of fiscal 2022 partially offset by reduced payroll in the current quarter ended June 30, 2022, as well as a full nine months of engineering wages and benefits related to Blaw-Knox. SG&A expenses decreased $895,000 in the nine months ended June 30, 2022, compared to the nine months ended June 30, 2021. The decrease in SG&A expenses from a full nine months of wages and benefits related to Blaw-Knox employees was offset by reduced headcount and lower professional fees.
The Company had operating income of $3,017,000 for the nine months ended June 30, 2022 versus $1,407,000 for the nine months ended June 30, 2021. The improved operating income was due primarily to the improved revenues and reduced SG&A expenses.
For the nine months ended June 30, 2022, interest and dividend income, net of fees, from the investment portfolio was $877,000, as compared to $1,437,000 for the nine months ended June 30, 2021. Interest income for the nine months ended June 30, 2021, included $456,000 of interest collected from a customer. Net realized and unrealized losses on marketable securities was $(4,758,000) for the nine months ended June 30, 2022 versus net realized and unrealized gains of $4,873,000 for the nine months ended June 30, 2021. The fiscal 2022 investment losses reflect the decline in equity markets due to higher interest rates, inflation, and the Federal Reserve’s recent monetary tightening policy.
The effective income tax rates for the nine months ended June 30, 2022 was a benefit of 15.3% compared to expense of 20.0% for the nine months ended June 30, 2021, based on the expected annual effective income tax rate.
Net loss for the nine months ended June 30, 2022 was $(850,000), or $(0.06) per basic and diluted share, versus $6,174,000, or $0.42 per basic and diluted share for the nine months ended June 30, 2021. The net loss for the nine months ended June 30, 2022, was due primarily to the net investment losses on marketable securities partially offset by the impact of increased sales and reduced SG&A expenses.
Liquidity and Capital Resources
The Company generates capital resources through operations and returns on its investments.
The Company had no long-term or short-term debt outstanding at June 30, 2022 or September 30, 2021. As of June 30, 2022, the Company has funded $85,000 in cash deposits at insurance companies to cover related collateral needs. In April 2020, a financial institution issued an irrevocable standby letter of credit (“letter of credit”) on behalf of the Company for the benefit of one of the Company’s insurance carriers. The maximum amount that can be drawn by the beneficiary under the letter of credit is $150,000. The letter of credit expires in April 2023, unless terminated earlier, and can be extended, as provided by the agreement. The Company intends to renew the letter of credit for as long as the Company does business with the beneficiary insurance carrier. The letter is collateralized by restricted cash of the same amount on any outstanding drawings. To date, no amounts have been drawn under the letter of credit.
As of June 30, 2022, the Company had $19,474,000 in cash and cash equivalents, and $91,116,000 in marketable securities, including $28,669,000 in corporate bonds, $15,457,000 in equities, $10,767,000 in mutual funds, $5,450,000 in exchange-traded funds, $27,949,000 in government securities, and $2,824,000 in cash and money funds. The marketable securities are invested through a professional investment management firm. These securities may be liquidated at any time into cash and cash equivalents.
The Company’s backlog was $40.2 million at June 30, 2022 compared to $28.5 million at June 30, 2021. The Company’s working capital (defined as current assets less current liabilities) was $153.3 million at June 30, 2022 and $155.4 million at September 30, 2021. Cash used in operating activities during the nine months ended June 30, 2022 was $1,574,000. The significant purchases, sales and maturities of marketable securities shown on the condensed consolidated statements of cash flows reflect the recurring purchases and sales of United States treasury bills. Inventories increased by $6.4 million due to progress on several large contract orders where revenue is recognized at a point in time, raw material and wage price increases and some stock build to adjust for the increasing lead times from suppliers. Prepaid expenses increased $1.5 million due to estimated income tax deposits in excess of accrued income taxes, annual insurance contract renewals as well as deposits made on new equipment. Accounts payable increased $1.9 million with increased raw material purchases. Customer deposits increased by $2.2 million reflecting down payments on contract projects, including recent orders where revenues are recognized over time but work is yet to begin.
Cash flows used in investing activities for the nine months ended June 30, 2022 of $2,184,000 were related to capital expenditures, primarily for manufacturing processing and finishing equipment.
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
Contract assets (excluding accounts receivable) under contracts with customers represent revenue recognized in excess of amounts billed on equipment sales recognized over time. These contract assets were $1,366,000 and $1,903,000 at June 30, 2022 and September 30, 2021, respectively, and are included in current assets as costs and estimated earnings in excess of billings on the Company’s condensed consolidated balance sheets. The Company anticipates that all of the contract assets at June 30, 2022, will be billed and collected within one year.
Revenues from all other contracts for the design and manufacture of equipment, for service and for parts sales, net of any discounts and return allowances, are recorded at a point in time when control of the goods or services has been transferred. Control of the goods or service typically transfers at time of shipment or upon completion of the service.
Payment for equipment under contract with customers is typically due prior to shipment. Payment for services under contract with customers is due as services are completed. Accounts receivable related to contracts with customers for equipment sales were $79,000 and $210,000 at June 30, 2022 and September 30, 2021, respectively.
Product warranty costs are estimated using historical experience and known issues and are charged to production costs as revenue is recognized.
Under certain contracts with customers, recognition of a portion of the consideration received may be deferred and recorded as a contract liability if the Company has to satisfy a future obligation, such as to provide installation assistance. There were no contract liabilities other than customer deposits at June 30, 2022 and September 30, 2021. Customer deposits related to contracts with customers were $7,436,000 and $5,244,000 at June 30, 2022 and September 30, 2021, respectively, and are included in current liabilities on the Company’s condensed consolidated balance sheets.
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
Changes in Internal Control over Financial Reporting
The Company’s management, including the President and Chief Financial Officer, has reviewed the Company’s internal control over financial reporting. There were no changes in the Company’s internal control over financial reporting during the quarter and nine months ended June 30, 2022 that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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
During the nine months ended June 30, 2022, there have been no material changes from the risk factors previously disclosed under Part I, Item 1A, “Risk Factors” in our Annual Report on Form
10-K,
for the year ended September 30, 2021, other than the addition of the following risk factor:
Global, market and economic conditions may negatively impact our business, financial condition and share price
Concerns over inflation, geopolitical issues, global financial markets and the
COVID-19
pandemic have led to increased economic instability and expectations of slower global economic growth. Our business may be adversely affected by any such economic instability or unpredictability. Russia’s invasion of Ukraine and related sanctions has led to increased oil and natural gas prices. Such sanctions and disruptions to the global economy may lead to additional inflation and may disrupt the global supply chain and could have a material adverse effect on our ability to secure supplies. The increased cost of oil, along with increased or prolonged periods of inflation, would likely increase our costs in the form of higher wages, further inflation on supplies and equipment necessary to operate our business. There is a risk that one or more of our suppliers could be negatively affected by global economic instability, which could adversely affect our ability to operate efficiently and timely complete our operational goals.
Our marketable securities, including cash and money funds, equities, corporate bonds, mutual funds, exchange-traded funds, and government securities invested through a professional investment management firm are subject to general credit, liquidity, market and interest rate risks, instability in the global financial markets, or other factors. As a result of recent market volatility, the value of our investments has declined, may continue to fluctuate, and may continue to have a negative effect on our financial results and, if we need to liquidate our investments to fund operations, then the availability of cash to fund our operations may be reduced. Net losses relating to marketable securities reported during the quarter and nine months ended June 30, 2022 were $3,693,000 and $4,020,000, respectively.

Item 6.	Exhibits

Exhibit 31.1	Certification of Principal Executive Officer Pursuant to Rule 13a – 14(a) of the Securities Exchange Act of 1934, as amended

Exhibit 31.2	Certification of Chief Financial Officer Pursuant to Rule 13a – 14(a) of the Securities Exchange Act of 1934, as amended

Exhibit 32	Certifications of Principal Executive Officer and Chief Financial Officer Pursuant to 18 U. S. C. Section 1350

Exhibit 101.1	Inline Interactive Data File

Exhibit 101.INS	XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

Exhibit 101.SCH	Inline XBRL Schema Document

Exhibit 101.CAL	Inline XBRL Calculation Linkbase Document

Exhibit 101.DEF	Inline XBRL Definition Linkbase Document

Exhibit 101.LAB	Inline XBRL Label Linkbase Document

Exhibit 101.PRE	Inline XBRL Presentation Linkbase Document

Exhibit 104	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2022, formatted in Inline XBRL (included in Exhibit 101)

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

GENCOR INDUSTRIES, INC.

/s/ Marc G. Elliott
Marc G. Elliott
President
(Principal Executive Officer)

August 12, 2022

/s/ Eric E. Mellen
Eric E. Mellen
Chief Financial Officer
(Principal Financial and Accounting Officer)

August 12, 2022