Form 10-K
period 2022-09-30
GENCOR INDUSTRIES INC
filed 2022-12-16
CIK 64472

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10 – K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended September 30, 2022

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
common equity held by
non-affiliates
computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter: $108,446,000.
Indicate the number of shares outstanding of each of the registrant’s classes of Common Stock, as of the latest practicable date. As of December 9, 2022:

Common Stock ($.10 par value):	12,338,845 shares
Class B Stock ($.10 par value):	2,318,857 shares

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s 2023 Proxy Statement for the Annual Meeting of the Stockholders (the “Proxy Statement”) are incorporated by reference into Part III hereof. Except with respect to information specifically incorporated by reference in this Form 10-K, the Proxy Statement is not deemed to be filed as a part hereof.

Introductory Note: Caution Concerning Forward-Looking Statements

This Annual Report on Form 10-K (this “Annual Report”) and the Company’s other communications and statements may contain certain “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), including statements about the Company’s beliefs, plans, objectives, goals, expectations, estimates, projections and intentions. All forward-looking statements, by their nature, are subject to significant risks and uncertainties and are subject to change based on various factors, many of which are beyond the Company’s control. The Company’s actual future results may differ materially from those set forth in the Company’s forward-looking statements depending on a variety of important factors, including the financial condition of the Company’s customers, changes in the economic and competitive environments; demand for the Company’s products; the duration and scope of the coronavirus (“COVID-19”) pandemic and its variants; actions government entities and businesses take in response to the COVID-19 pandemic, including mandatory business closures; the impact of the pandemic and actions taken on regional economies; and the pace of recovery when the COVID-19 pandemic subsides. In addition, on February 24, 2022, Russian military forces invaded Ukraine. The impact to Ukraine from the invasion as well as actions taken by other countries, including new and stricter sanctions imposed by the U.S. and other countries and companies against officials, individuals, regions, and industries in Russia, and actions taken by Russia and certain other countries in response to such sanctions, could result in a disruption in our supply chain and higher costs of our products. The words “may,” “could,” “should,” “would,” “believe,” “anticipate,” “estimate,” “expect,” “intend,” “plan,” “target,” “goal,” and similar expressions are intended to identify forward-looking statements.

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

Competition

The markets for the Company’s products are highly competitive. The industry remains fairly concentrated, with a small number of companies competing for the majority of the Company’s product lines. The principal competitive factors include quality, price, delivery, availability, and technology. The Company believes it manufactures the highest quality equipment in the industry. Its products’ performance reliability, brand recognition, pricing, and after-the-sale technical support are other important factors.

Sales and Marketing

The Company’s products and services are marketed through Company-employed sales representatives and independent dealers.

Sales Backlog

The size of the Company’s backlog should not be viewed as an indicator of the Company’s quarterly or annualized revenues, due to the timing of order fulfillment of asphalt plants. The Company’s backlog was $43.2 million and $53.1 million as of December 1, 2022 and December 1, 2021, respectively.

Financial Information about Geographic Areas Reporting Segments

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

Employees

As of September 30, 2022, the Company had 367 full-time employees. The Company has a collective bargaining agreement covering employees at its Marquette, Iowa facility. No other employees are represented by a labor union or collective bargaining agreement.

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

No customer accounted for 10% or more of fiscal 2022 or 2021 revenues. If the Company had customers that accounted for a significant portion of its net revenues, then the loss of any of those customers, or a significant reduction in sales to any such customer, could adversely affect the Company’s revenues and, consequently, its business.

If the Company fails to comply with requirements relating to internal control over financial reporting under Section 404 of the Sarbanes-Oxley Act, the business could be harmed and its stock price could decline.

Rules adopted by the SEC pursuant to Section 404 of the Sarbanes-Oxley Act of 2002 require the Company to assess its internal control over financial reporting annually. The rules governing the standards that must be met for management to assess its internal control over financial reporting are complex. They require significant documentation, testing, and possible remediation of any significant deficiencies in and/or material weaknesses of internal controls in order to meet the detailed standards under these rules. The Company has evaluated its internal control over financial reporting as effective as of September 30, 2022. See Item 9A – Controls and Procedures – Management’s Annual Report on Internal Control over Financial Reporting. Although the Company concluded that its internal control over financial reporting was effective as of September 30, 2022, in future fiscal years, the Company may encounter unanticipated delays or problems in assessing its internal control over financial reporting as effective or in completing its assessments by the required dates. In addition, the Company cannot be assured that, if required, its independent registered public accountants will attest that internal control over financial reporting is effective in future fiscal years. If the Company cannot assess its internal control over financial reporting as effective, investor confidence and share value may be negatively impacted.

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

The Company may encounter difficulties with acquisitions.

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

The Company’s marketable securities are comprised of cash and money funds, equities, corporate bonds, mutual funds, exchange-traded funds, and government securities invested through professional investment management firms and are subject to various risks, such as interest rate risk, market risk, and credit risk. Due to the level of risk associated with certain investment securities and the level of uncertainty related to changes in the value of securities, adverse developments with respect to interest rates, the capital markets or the credit markets could have a material adverse impact on the value of these investment securities and ultimately, the Company’s results of operations.

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

The Company is dependent upon third-party suppliers, making it vulnerable to supply shortages and price increases.

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

The Company’s business, results of operations financial condition, cash flows, and the stock price of its common stock can be adversely affected by pandemics or other public health emergencies, such as the recent outbreak of COVID-19 and its variants. In March 2020, the World Health Organization (“WHO”) declared COVID-19 as a pandemic. The COVID-19 pandemic has resulted in governments around the world implementing increasingly stringent measures to help control the spread of the virus, including “stay at home” orders, travel restrictions, business curtailments, school closures, and other measures.

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

Under Section 3(a)(1)(C) of the Investment Company Act, a company is deemed to be an investment company if it is engaged, or proposes to engage in the business of investing, reinvesting, owning, holding, or trading in securities and owns or proposes to acquire investment securities having a value exceeding 40% of the value of its total assets (exclusive of U.S. Government securities and cash items) on an unconsolidated basis. As reflected on the Company’s balance sheet at September 30, 2022, the Company owns a significant amount of marketable securities, which include cash, cash equivalents, government and corporate bonds, mutual funds, exchange-traded funds and equities. Section 3(a)(2) defines the term “investment securities”, as used in Section 3(a)(1)(C) to include all marketable securities except government securities and cash and cash equivalents. The value of the Company’s investment securities exceeded 40% of the value of its total assets (excluding government securities and cash items) at September 30, 2022. Because of the value of its investment securities, the Company may be deemed an investment company. The Company believes that it is not an investment company under Section 3(a)(1)(C) of the Investment Company Act because it does not propose to engage in the business of investing, reinvesting, owning, holding, or trading in securities. In addition, if the Company was deemed an investment company under Section 3(a)(1)(C), it believes that it will qualify for an exemption from the definition of an investment company as it is primarily engaged in a business other than that of investing, reinvesting, owning, holding, or trading in securities. As noted above, the Company is primarily engaged in the manufacturing of heavy equipment. If the SEC or a court challenged the Company’s status as an operating company, it could incur significant legal expenses.

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

ITEM 1B	UNRESOLVED STAFF COMMENTS

None

ITEM 2	PROPERTIES

The following table lists the operating properties owned or leased by the Company as of September 30, 2022:

Location	Acreage	Building Square Footage	Principal Function
Marquette, Iowa	72.0	137,000	Owned offices and manufacturing

Orlando, Florida	27.0	215,000	Owned corporate offices and manufacturing

Chambersburg, Pennsylvania	7.4	104,000	Leased offices and manufacturing

ITEM 3	LEGAL PROCEEDINGS

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

The Company’s common stock is traded on the NYSE American LLC under the symbol “GENC.”

The Company has not issued any securities during the prior two years that were not already registered under the Exchange Act.

As of September 30, 2022, there were 187 holders of common stock of record and 6 holders of Class B stock of record. The Company has not paid cash dividends during the last two fiscal years and has no intention to pay cash dividends in the foreseeable future.

EQUITY COMPENSATION PLANS

The Company’s 2009 Incentive Compensation Plan expired on October 1, 2021. There are no other existing equity compensation plans and arrangements previously approved by security holders as of September 30, 2022.

ITEM 6	[RESERVED]

ITEM 7	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

COVID-19 Pandemic

The Company continues to monitor and evaluate the risks to public health and the overall business activity related to the COVID-19 pandemic, including impacts on its employees, customers, suppliers and financial results. As of the date of issuance of this Annual Report, the Company’s operations have not been significantly impacted. However, the full impact of the COVID-19 pandemic continues to evolve subsequent to the year ended September 30, 2022 and as of the date this Annual Report is issued. As such, the full magnitude that the COVID-19 pandemic will have on the Company’s financial condition and future results of operations is uncertain. Management continues to monitor the Company’s financial condition, operations, suppliers, industry, customers, and workforce. As the spread of COVID-19 and its variants continues, the Company’s ability to meet customer demands for products may be impacted or its customers may experience adverse business consequences due to COVID-19 and its variants. Reduced demand for products or ability to meet customer demand (including as a result of disruptions at the Company’s suppliers) could have a material adverse effect on its business operations and financial performance.

Results of Operations

Year ended September 30, 2022 compared with the year ended September 30, 2021

Net revenue for the year ended September 30, 2022 increased 21.3% to $103,479,000 from $85,278,000 for the year ended September 30, 2021. Net revenue for the fourth quarter of fiscal 2022 increased 15.5% to $23,072,000 compared to $20,043,000 for the quarter ended September 30, 2021. The higher revenues in fiscal 2022 reflect increased shipments and progress on large contract orders where revenue is recognized over time.

Gross profit margins decreased to 19.9% in fiscal 2022 from 21.3% in fiscal 2021. Higher manufacturing costs associated with wages, steel, and OEM (Original Equipment Manufacturer) purchased parts had a negative impact on the Company’s operating results in fiscal 2022.

Product engineering and development (“PED”) expense in fiscal 2022 increased by $47,000 to $4,325,000 from $4,278,000 in fiscal 2021. Higher payroll costs in PED expenses in fiscal 2022 were mostly offset by reduced headcount. Selling, general and administrative (“SG&A”) expenses in fiscal 2022 decreased $1,147,000 to $12,052,000 from $13,199,000 in fiscal 2021. The higher SG&A expenses in fiscal 2021 were primarily related to the acquisition of the paver line and professional fees to support business development efforts. Higher payroll costs in SG&A expenses in fiscal 2022 were also mostly offset by reduced headcount.

Fiscal 2022 had operating income of $4,167,000 versus $701,000 in fiscal 2021. The increase in operating income was due to the higher sales and reduced SG&A expenses.

On October 1, 2020, the Company acquired the Blaw-Knox assets, including inventory, fixed assets and related intellectual property, from Volvo Construction Equipment North America, LLC (“Volvo CE”). The acquisition provided the Company entry into the asphalt paver sector of the asphalt industry. The acquisition was accounted for as a business combination under ASC 805, “Business Combinations.” The initial purchase price of approximately $14.4 million, which was subject to post-closing adjustments, was funded by cash on hand. After post-closing adjustments transacted during quarter ended March 31, 2021, the final purchase price was $13.8 million, including $10.4 million in inventory and $3.4 million in fixed assets. There were no liabilities assumed. The accompanying consolidated financial statements as of and for the years ended September 30, 2022 and September 30, 2021, include the assets, liabilities and operating results of the paver line. There was no paver equipment revenue during the quarter ended December 31, 2020, as the facility was being readied for production which began in the quarter ended March 31, 2021.

As of September 30, 2022 and 2021, the cost basis of the investment portfolio was $94,879,000 and $93,690,000, respectively. For the year ended September 30, 2022, interest and dividend income, net of fees, from the investment portfolio was $1,305,000, as compared to $1,306,000 for year ended September 30, 2021. Interest income for the year ended September 30, 2021, also included $456,000 of interest collected from a customer. Net realized and unrealized losses on marketable securities were $(7,009,000) for the year ended September 30, 2022 versus net realized and unrealized gains of $4,171,000 for the year ended September 30, 2021. The fiscal 2022 investment losses reflect the general decline in global equity and bond markets. The total cash, cash equivalents and investments balance at September 30, 2022 was $98,881,000, compared to $118,208,000 at September 30, 2021, a decrease of $19,327,000, reflecting the investment losses and increased inventory.

The effective income tax rate for fiscal 2022 was a benefit of (78.0%) versus expense of 12.5% in fiscal 2021. The income tax benefit for fiscal 2022 reflects the impact of book to tax timing differences in the deductibility of certain items, the benefit from research and development tax refunds and credits, and other adjustments.

In fiscal 2022, the Company generated $475,000 of federal research and development tax credits (“R&D Credits”), all of which were used in fiscal 2022. In fiscal 2021, the Company generated $335,000 of R&D Credits, all of which were used in fiscal 2021. There were no R&D Credits carryforwards as of September 30, 2022 or September 30, 2021.

Net loss for the year ended September 30, 2022 was $(372,000) or $(0.03) per diluted share versus net income of $5,805,000 or $0.39 per diluted share for the year ended September 30, 2021.

Liquidity and Capital Resources

The Company generates capital resources through operations and returns from its investments.

The Company had no long-term debt outstanding at September 30, 2022 or 2021. As of September 30, 2022, the Company has funded $85,000 in cash deposits at insurance companies to cover collateral needs. In April 2020, a financial institution issued an irrevocable standby letter of credit (“letter of credit”) on behalf of the Company for the benefit of one of the Company’s insurance carriers. The maximum amount that can be drawn by the beneficiary under the letter of credit is $150,000. The letter of credit expires in April 2023, unless terminated earlier, and can be extended, as provided by the agreement. The Company intends to renew the letter of credit for as long as the Company does business with the beneficiary insurance carrier. The letter is collateralized by restricted cash of the same amount on any outstanding drawings. To date, no amounts have been drawn under the letter of credit.

As of September 30, 2022, the Company had $9,581,000 in cash and cash equivalents, and $89,300,000 in marketable securities. The marketable securities are invested through a professional investment management firm. The securities may be liquidated at any time into cash and cash equivalents.

The Company’s backlog, which includes orders received through the filing date of this Annual Report, was $60.2 million at September 30, 2022 versus $64.1 million at September 30, 2021. The Company’s working capital was $150.1 million at September 30, 2022 versus $155.4 million at September 30, 2021.

The significant purchases, sales and maturities of marketable securities shown on the consolidated statements of cash flows typically reflect the frequent purchase and sale of United States treasury bills. In the fourth quarter of fiscal 2020, the Company liquidated approximately $17.0 million of its investments. The cash was primarily used to fund the October 2020 acquisition of the Blaw-Knox assets.

Year ended September 30, 2022 compared with the year ended September 30, 2021

Cash flows used in operations in fiscal 2022 was $9,135,000 primarily resulting from increased inventory. The significant purchases, sales and maturities of marketable securities shown on the consolidated statements of cash flows reflect the recurring purchases and sales of United States treasury bills. Inventories increased by $13,927,000 primarily due to progress on several large contract orders where revenue is recognized at a point in time, the impact of the inflationary environment on raw material and wage price increases, and some stock build to adjust for the increasing lead times from suppliers. Accounts payable increased by $1,146,000 due primarily to the additional payables related to the increase in inventory.

Cash provided by operations in fiscal 2021 was $3,820,000, primarily resulting from net income. The significant purchases, sales and maturities of marketable securities shown on the consolidated statements of cash flows reflect the recurring purchases and sales of United States treasury bills. The decrease in costs and estimated earnings in excess of billings of $4,502,000 reflects the completion and shipment of several large contracts with revenues recognized over time during the year ended September 30, 2021. Excluding the impact of the Blaw-Knox acquisition, inventories increased by $4,413,000 primarily due to progress on several large contract orders where revenue is recognized at a point in time and some stock build to compensate for the longer lead times from suppliers. Accounts payable increased by $1,377,000 due to the additional payables related to the Blaw-Knox business along with the increase in inventory. Customer deposits increased $1,391,000, reflecting the down payments on contract jobs, including several recent orders where revenues are recognized over time but work is yet to begin.

Cash flows used in investing activities for the year ended September 30, 2022 of $4,516,000 were related to the capital expenditures primarily for manufacturing processing and finishing equipment.

Cash flows used in investing activities for the year ended September 30, 2021 of $16,436,000 were primarily related to the acquisition of the Blaw-Knox paver line and subsequent capital expenditures, primarily for systems software and leasehold improvements for the paver line’s manufacturing facility. Cash provided by financing activities of $264,000 for the year ended September 30, 2021, related to proceeds from the exercise of stock options.

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

Contract assets (excluding accounts receivable) under contracts with customers represent revenue recognized in excess of amounts billed on equipment sales recognized over time. These contract assets were $2,118,000 and $1,903,000 at September 30, 2022 and 2021, respectively, and are included in current assets as costs and estimated earnings in excess of billings on the Company’s consolidated balance sheets. The Company anticipates that all of the contract assets at September 30, 2022, will be billed and collected within one year.

Revenues from all other contracts for the design and manufacture of equipment, for service and for parts sales, net of any discounts and return allowances, are recorded at a point in time when control of the goods or services has been transferred. Control of the goods or service typically transfers at time of shipment or upon completion of the service.

Payment for equipment under contract with customers is typically due prior to shipment. Payment for services under contract with customers is due as services are completed. Accounts receivable related to contracts with customers at September 30, 2022 and September 30, 2021 were $142,000 and $210,000, respectively.

Product warranty costs are estimated using historical experience and known issues and are charged to production costs as revenue is recognized.

Under certain contracts with customers, recognition of a portion of the consideration received may be deferred and recorded as a contract liability if the Company has to satisfy a future obligation, such as to provide installation assistance. There were no contract liabilities other than customer deposits at September 30, 2022 and September 30, 2021. Customer deposits related to contracts with customers were $5,864,000 and $5,244,000 at September 30, 2022 and 2021, respectively, and are included in current liabilities on the Company’s consolidated balance sheets.

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

Inflation

The overall effects of inflation on the Company’s business during fiscal 2022 and 2021 have been significant relative to prior years. The Company monitors the prices it charges for its products and services on an ongoing basis and has been able to adjust its prices to take into account future changes in the rate of inflation.

Contractual Obligations

The Company had no long-term or short-term debt as of September 30, 2022 and there was no long-term debt facility in place at September 30, 2022.

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

Off-Balance Sheet Arrangements

None

ITEM 7A	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 8	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
INDEX TO FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULES
G
ENCOR
I
NDUSTRIES
, I
NC
.

All other schedules are omitted because they are not applicable or the required information is shown in the consolidated financial statements or notes thereto.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Shareholders of Gencor Industries, Inc.:
Opinion on the Consolidated Financial Statements
We have audited the accompanying consolidated balance sheets of Gencor Industries, Inc. (the “Company”) as of September 30, 2022 and 2021, and the related consolidated statements of operations, shareholders’ equity, and cash flows for each of the years ended September 30, 2022 and 2021, and the related notes (collectively referred to as the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of September 30, 2022 and 2021, and the results of its operations and its cash flows for each of the years ended September 30, 2022 and 2021, in conformity with accounting principles generally accepted in the United States of America.
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
Allowance for Slow-moving and Obsolete Inventories
As disclosed in Note 1 of the notes to the Company’s consolidated financial statements, the Company records an estimated allowance for slow-moving and obsolete inventories to state the Company’s inventories at the lower of cost or net realizable value. The Company relies on, among other things, past usage, sales experience, recent order and quote activity, possible alternative uses, future sales forecasts, and its strategic business plan to develop the estimate. As a result of management’s assessment, the Company recorded an allowance for slow-moving and obsolete inventories of approximately $8,192,000 as of September 30, 2022.

Auditing management’s estimate of the allowance for slow-moving and obsolete inventories involved subjective evaluation and high degree of auditor judgement due to significant assumptions involved in estimating future inventory turnover and sales.
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
Revenue from Contracts with Customers where Revenue is Recognized over Time
As disclosed in Note 1 of the notes to the Company’s consolidated financial statements, the Company recognizes revenues from contracts with customers for the design, manufacture and sale of custom equipment over time when the performance obligation is satisfied by transferring control of the equipment. Control of the equipment transfers over time, as the equipment is unique to the specific contract and thus does not create an asset with an alternative use to the Company. Revenues and costs are recognized in proportion to actual labor costs incurred, as compared with total estimated labor costs expected to be incurred, during the entire contract. Changes to total estimated contract costs or losses, if any, are recognized in the period in which they are determined. The Company recorded approximately $37,572,000 in revenue from custom equipment sales contracts during the year ended September 30, 2022.
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
We have served as the Company’s auditor since 2001.

/s/ MSL, P.A.

MSL, P.A.
Certified Public Accountants
PCAOB ID Number: 569
Orlando, Florida
December 16, 2022

Part I. Financial Information
GENCOR INDUSTRIES, INC.
Consolidated Balance Sheets
As of September 30, 2022 and 2021

	2022	2021
ASSETS
Current assets:
Cash and cash equivalents	$9,581,000	$23,232,000
Marketable securities at fair value (cost of $94,879,000 at September 30, 2022 and $93,690,000 at September 30, 2021)	89,300,000	94,976,000
Accounts receivable, less allowance for doubtful accounts of $370,000 at September 30, 2022 and $321,000 at September 30, 2021	2,996,000	2,622,000
Costs and estimated earnings in excess of billings	2,118,000	1,903,000
Inventories, net	55,815,000	41,888,000
Prepaid expenses	2,669,000	2,202,000

Total current assets	162,479,000	166,823,000

Property and equipment, net	13,491,000	11,801,000
Deferred and other income taxes	2,893,000	—
Other long-term assets	450,000	838,000

Total Assets	$179,313,000	$179,462,000

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$4,251,000	$3,105,000
Customer deposits	5,864,000	5,244,000
Accrued expenses	1,885,000	2,645,000
Current operating lease liabilities	390,000	393,000

Total current liabilities	12,390,000	11,387,000
Deferred and other income taxes	—	394,000
Non-current operating lease liabilities	6,000	392,000

Total liabilities	12,396,000	12,173,000

Commitments and contingencies
Shareholders’ equity:
Preferred stock, par value $.10 per share; 300,000 shares authorized; none issued	—	—
Common stock, par value $.10 per share; 15,000,000 shares authorized; 12,338,845 shares issued and outstanding at September 30, 2022 and 2021	1,234,000	1,234,000
Class B Stock, par value $.10 per share; 6,000,000 shares authorized; 2,318,857 shares issued and outstanding at September 30, 2022 and 2021	232,000	232,000
Capital in excess of par value	12,590,000	12,590,000
Retained earnings	152,861,000	153,233,000

Total shareholders’ equity	166,917,000	167,289,000

Total Liabilities and Shareholders’ Equity	$179,313,000	$179,462,000

See accompanying Notes to Consolidated Financial Statements

GENCOR INDUSTRIES, INC.
Consolidated Statements of Operations
For the Years Ended September 30, 2022 and 2021

	2022	2021
Net revenue	$103,479,000	$85,278,000
Cost of goods sold	82,935,000	67,100,000

Gross profit	20,544,000	18,178,000
Operating expenses:
Product engineering and development	4,325,000	4,278,000
Selling, general and administrative	12,052,000	13,199,000

Total operating expenses	16,377,000	17,477,000

Operating income	4,167,000	701,000
Other income (expense), net:
Interest and dividend income, net of fees	1,305,000	1,762,000
Realized and unrealized gains (losses) on marketable securities, net	(7,009,000)	4,171,000
Other	(156,000)	—

	(5,860,000)	5,933,000

Income (loss) before income tax expense (benefit)	(1,693,000)	6,634,000
Income tax expense (benefit)	(1,321,000)	829,000

Net income (loss)	$(372,000)	$5,805,000

Basic earnings (loss) per common share	$(0.03)	$0.40

Diluted earnings (loss) per common share	$(0.03)	$0.39

See accompanying Notes to Consolidated Financial Statements

GENCOR INDUSTRIES, INC.
Consolidated Statements of Shareholders’ Equity
For the Years Ended September 30, 2022 and 2021

	Common Stock		Class B Stock		Capital in Excess of	Retained	Total Shareholders’
	Shares	Amount	Shares	Amount	Par Value	Earnings	Equity
September 30, 2020	12,287,337	$1,229,000	2,318,857	$232,000	$12,331,000	$147,428,000	$161,220,000
Net income	—	—	—	—	—	5,805,000	5,805,000
Stock options exercised	51,508	5,000	—	—	259,000	—	264,000

September 30, 2021	12,338,845	$1,234,000	2,318,857	$232,000	$12,590,000	$153,233,000	$167,289,000
Net loss	—	—	—	—	—	(372,000)	(372,000)

September 30, 2022	12,338,845	$1,234,000	2,318,857	$232,000	$12,590,000	$152,861,000	$166,917,000

See accompanying Notes to Consolidated Financial Statements

GENCOR INDUSTRIES, INC.
Consolidated Statements of Cash Flows
For the Years Ended September 30, 2022 and 2021

	2022	2021
Cash flows from operating activities:
Net income (loss)	$(372,000)	$5,805,000
Adjustments to reconcile net income (loss) to cash (used in) provided by operating activities:
Purchase of marketable securities	(135,551,000)	(136,651,000)
Proceeds from sale and maturity of marketable securities	133,966,000	134,866,000
Change in value of marketable securities	7,261,000	(3,693,000)
Deferred and other income taxes	(3,287,000)	(451,000)
Depreciation and amortization	2,823,000	2,591,000
Provision for doubtful accounts	194,000	50,000
Changes in assets and liabilities, excluding the initial effects of business combinations:
Accounts receivable	(568,000)	(680,000)
Costs and estimated earnings in excess of billings	(215,000)	4,502,000
Inventories	(13,927,000)	(4,413,000)
Prepaid expenses	(467,000)	(1,013,000)
Accounts payable	1,146,000	1,377,000
Customer deposits	620,000	1,391,000
Accrued expenses and other	(758,000)	139,000

Total adjustments	(8,763,000)	(1,985,000)

Cash flows (used in) provided by operating activities	(9,135,000)	3,820,000

Cash flows used in investing activities:
Acquisition of Blaw-Knox assets	—	(13,777,000)
Capital expenditures	(4,516,000)	(2,659,000)

Cash flows used in investing activities	(4,516,000)	(16,436,000)

Cash flows from financing activities:
Proceeds from stock option exercises	—	264,000

Cash flows provided by financing activities	—	264,000

Net decrease in cash and cash equivalents	(13,651,000)	(12,352,000)
Cash and cash equivalents at:
Beginning of year	23,232,000	35,584,000

End of year	$9,581,000	$23,232,000

Non-cash investing and financing activities:
Operating lease right-of-use assets	$—	$248,000
Operating lease liabilities	$—	$248,000
See accompanying Notes to Consolidated Financial Statements

GENCOR INDUSTRIES, INC.
Notes to Consolidated Financial Statements
For the Years Ended September 30, 2022 and 2021
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
On October 1, 2020, the Company acquired the Blaw-Knox paver line and associated assets, including inventory, fixed assets and related intellectual property, from Volvo CE. The acquisition provided the Company entry into the asphalt paver sector of the asphalt industry. The acquisition was accounted for as a business combination under ASC 805, “Business Combinations.” The initial purchase price of approximately $14.4 million, which was subject to post-closing adjustments, was funded by cash on hand. After post-closing adjustments transacted during quarter ended March 31, 2021, the final purchase price was $13.8 million, including $10.4 million in inventory and $3.4 million in fixed assets. There were no liabilities assumed. The accompanying consolidated financial statements as of September 30, 2022 and September 30, 2021, and for the years then ended, include the assets, liabilities and operating results of the paver line.
Accounting Pronouncements and Policies
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
in the first quarter of fiscal 2021. The application of this guidance did not have a material effect on our disclosures.
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
There were no weighted-average shares issuable upon the exercise of stock options included in the diluted EPS calculation at September 30, 2022. For the year ended September 30, 2021, the weighted-average shares issuable upon the exercise of stock options included in the diluted EPS calculation were 236,000, which equates to 116,000 dilutive common stock equivalents. Weighted-average shares issuable upon the exercise of stock options, which were not included in the diluted EPS calculation because they were anti-dilutive, were zero in 2022 and 2021.

The following presents the calculation of the basic and diluted EPS for the years ended September 30, 2022 and 2021:

	2022			2021
	Net Loss	Shares	EPS	Net Income	Shares	EPS
Basic EPS	$(372,000)	14,658,000	$(0.03)	$5,805,000	14,614,000	$0.40
Common stock equivalents		—			116,000

Diluted EPS	$(372,000)	14,658,000	$(0.03)	$5,805,000	14,730,000	$0.39

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
The following table sets forth by level, within the fair value hierarchy, the Company’s assets measured at fair value as of September 30, 2022:

	Fair Value Measurements
	Level 1	Level 2	Level 3	Total
Equities	$12,149,000	$—	$—	$12,149,000
Mutual Funds	5,337,000	—	—	5,337,000
Exchange-Traded Funds	4,794,000	—	—	4,794,000
Corporate Bonds	—	37,339,000	—	37,339,000
Government Securities	29,327,000	—	—	29,327,000
Cash and Money Funds	354,000	—	—	354,000

Total	$51,961,000	$37,339,000	$—	$89,300,000

Net unrealized losses reported during fiscal 2022 on trading securities still held as of September 30, 2022, were $(6,864,000). There were no transfers of investments between Level 1 and Level 2 during the year ended September 30, 2022.
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

Net unrealized gains reported during fiscal 2021 on trading securities still held as of September 30, 2021, were $1,302,000. There were no transfers of investments between Level 1 and Level 2 during the year ended September 30, 2021.
The carrying amounts of cash and cash equivalents, accounts receivable, accounts payable, customer deposits and accrued expenses approximate fair value because of the short-term nature of these items.
Foreign Currency Transactions
Gains and losses resulting from foreign currency transactions are included in income and were not significant during the years ended September 30, 2022 and 2021.
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
Changes in the allowance for slow-moving and obsolete inventories are as follows:

	2022	2021
Balance, beginning of year	$5,397,000	$4,617,000
Charged to cost of sales	2,966,000	1,355,000
Disposal of inventory, net of recoveries	(171,000)	(575,000)

Balance, end of year	$8,192,000	$5,397,000

Property and Equipment
Property and equipment are stated at cost (see Note 4). Depreciation of property and equipment is computed using the straight-line method over the estimated useful lives of the related assets, as follows:

Years
Land improvements	15
Buildings & improvements	6-40
Equipment	2-10
Impairments
Property and equipment, and intangible assets subject to amortization, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset (or asset group) may not be recoverable. An impairment loss would be recognized when the carrying amount of an asset exceeds the estimated undiscounted cash flows expected to result from the use of the asset and its eventual disposition. The amount of the impairment loss to be recorded is calculated by the excess of the asset’s carrying value over its fair value. Fair value is generally determined using a discounted cash flow analysis. No such impairment losses were recorded during the years ended September 30, 2022 and 2021.

Revenues and Expenses
The Company accounts for revenues and related expenses under the provisions of ASU
No. 2014-09.
The following table disaggregates the Company’s net revenue by major source for the years ended September 30, 2022 and 2021:

	2022	2021
Equipment sales recognized over time	$37,572,000	$24,093,000
Equipment sales recognized at a point in time	36,898,000	36,671,000
Parts and component sales	23,856,000	21,017,000
Freight revenue	4,709,000	3,497,000
Other	444,000	—

Net revenue	$103,479,000	$85,278,000

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

Contract assets (excluding accounts receivable) under contracts with customers represent revenue recognized in excess of amounts billed on equipment sales recognized over time. These contract assets were $2,118,000 and $1,903,000 at September 30, 2022 and 2021, respectively, and are included in current assets as costs and estimated earnings in excess of billings on the Company’s consolidated balance sheets. The Company anticipates that all of the contract assets at September 30, 2022, will be billed and collected within one year.
Revenues from all other contracts for the design and manufacture of equipment, for service and for parts sales, net of any discounts and return allowances, are recorded at a point in time when control of the goods or services has been transferred. Control of the goods or service typically transfers at time of shipment or upon completion of the service.
Payment for equipment under contract with customers is typically due prior to shipment. Payment for services under contract with customers is due as services are completed. Accounts receivable related to contracts with customers for equipment sales were $142,000 and $210,000 at September 30, 2022 and September 30, 2021, respectively.
Product warranty costs are estimated using historical experience and known issues and are charged to production costs as revenue is recognized.
Changes in the accrual for warranty and related costs are composed of the following:

	2022	2021
Balance, beginning of year	$291,000	$299,000
Warranties issued	110,000	280,000
Warranties settled	(157,000)	(288,000)

Balance, end of year	$244,000	$291,000

Provisions for estimated returns and allowances, and other adjustments are provided for in the same period the related sales are recorded. Returns and allowances, which reduce product revenue, are estimated using historical experience.
Under certain contracts with customers, recognition of a portion of the consideration received may be deferred and recorded as a contract liability if the Company has to satisfy a future obligation, such as to provide installation assistance. There were no contract liabilities other than customer deposits at September 30, 2022 and September 30, 2021. Customer deposits related to contracts with customers were $5,864,000 and $5,244,000 at September 30, 2022 and 2021, respectively, and are included in current liabilities on the Company’s consolidated balance sheets.

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

Changes in the allowance for doubtful acc
o
u
nts are composed of the following:

	2022	2021
Balance, beginning of year	$321,000	$442,000
Provision for doubtful accounts	194,000	50,000
Provision for estimated returns and allowances	267,000	175,000
Uncollectible accounts written off	(81,000)	(60,000)
Returns and allowances issued	(331,000)	(286,000)

Balance, end of year	$370,000	$321,000

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
Deferred tax assets and liabilities are measured using the rates expected to apply to taxable income in the years in which the temporary differences are expected to reverse and the credits are expected to be used. The effect on deferred tax assets and liabilities of the change in tax rates is recognized in income in the period that includes the enactment date. All available evidence, both positive and negative, is considered to determine whether, based on the weight of that evidence, the Company is more likely than not to realize the benefit of a deferred tax asset and whether a valuation allowance is needed for some portion or all of a deferred tax asset. No such valuation allowances were recorded as of September 30, 2022 and 2021.
The Company’s income tax provision is based on management’s estimate of the effective tax rate for the full year. The tax provision in any period will be affected by, among other things, permanent, as well as temporary differences in the deductibility of certain items, in addition to changes in tax legislation. As a result, the Company may experience significant fluctuations in the effective book tax rate (that is, its tax expense divided by pre-tax
book income) from period to period. The Company’s effective tax rates for fiscal 2022 and 2021 reflect the impact of the reduced rates under the U.S. Tax Cuts and Jobs Act (the “Tax Reform Act”) which was signed into law on December 22, 2017.
Comprehensive Income
For the years ended September 30, 2022 and 2021, other comprehensive income is equal to net income.
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
For fiscal 2022 and 2021, total revenues of $103,479,000 and $85,278,000, and total long-term assets of $16,834,000 and $12,639,000, respectively, were attributed to the United States. Revenues are attributed to geographic areas based on the location of the assets producing the revenues.

Customers with 10% (or greater) of Net Revenues
No customer accounted for 10% or more of fiscal 2022 or 2021 net revenues.
Subsequent Events
Management has evaluated events occurring from September 30, 2022 through the date these consolidated financial statements were filed with the Securities and Exchange Commission for proper recording and disclosure herein.
NOTE 2 - INVENTORIES
Inventories are valued at the lower of cost or net realizable value.
Net inventories consist of the following:

	September 30,
	2022	2021
Raw materials	$31,975,000	$25,858,000
Work in process	13,903,000	6,280,000
Finished goods	9,937,000	9,730,000
Used equipment	—	20,000

Inventories, net	$55,815,000	$41,888,000

Slow-moving and obsolete inventory reserves were $8,192,000 and $5,397,000 at September 30, 2022 and 2021, respectively.

NOTE 3 - COSTS AND ESTIMATED EARNINGS IN EXCESS OF BILLINGS
Costs and estimated earnings in excess of billings on uncompleted contracts as of September 30, 2022 and 2021 consisted of the following:

	September 30,
	2022	2021
Costs incurred on uncompleted contracts	$12,660,000	$11,483,000
Estimated earnings	4,780,000	4,395,000

	17,440,000	15,878,000
Billings to date	15,322,000	13,975,000

Costs and estimated earnings in excess of billings	$2,118,000	$1,903,000

NOTE 4 - PROPERTY AND EQUIPMENT
Property and equipment consist of the following as of September 30, 2022 and 2021:

	September 30,
	2022	2021
Land and improvements	$3,329,000	$3,329,000
Buildings and improvements	13,578,000	13,830,000
Equipment	26,521,000	21,765,000

	43,428,000	38,924,000
Less: Accumulated depreciation and amortization	(29,937,000)	(27,123,000)

Property and equipment, net	$13,491,000	$11,801,000

Property and equipment includes approximately $20,467,000 and $19,374,000 of fully depreciated assets, which remained in service during fiscal 2022 and 2021, respectively. Included in equipment as of September 30, 2022 and 2021 is approximately $1,702,000 and $458,000, respectively, of assets not yet placed in operation and, therefore, not subject to depreciation during the years ended September 30, 2022 and 2021, respectively.

NOTE 5 - ACCRUED EXPENSES
Accrued expenses consist of the following as of September 30, 2022 and 2021:

	September 30,
	2022	2021
Payroll and related accruals	$1,083,000	$1,735,000
Warranty and related accruals	244,000	291,000
Property tax accruals	233,000	223,000
Income tax accruals	—	224,000
Professional fees	243,000	105,000
Other	82,000	67,000

Accrued expenses	$1,885,000	$2,645,000

NOTE 6 - INCOME TAXES
The provision for income tax expense (benefit) consists of:

	Year Ended September 30,
	2022	2021
Current:
Federal	$1,680,000	$992,000
State	317,000	189,000

Total current	1,997,000	1,181,000

Deferred:
Federal	(2,701,000)	(269,000)
State	(617,000)	(83,000)

Total deferred	(3,318,000)	(352,000)

Income tax expense (benefit)	$(1,321,000)	$829,000

A reconciliation of the federal statutory tax rate to the total tax provision (benefit) is as follows:

	Year Ended September 30,
	2022		2021
Federal income taxes computed at the statutory rate	(21.0	% )	21.0%
State income taxes, net of federal benefit	(11.8	% )	1.6%
Research & development tax refunds & credits	(28.8%)		(5.1%)
Dividend received deduction	(6.4%)		(1.9%)
Other, net	(10.0%)		(3.1%)

Effective income tax rate	(78.0	% )	12.5%

Deferred income tax assets and liabilities consist of the following:

	September 30,
	2022	2021
Deferred Tax Assets:
Accrued liabilities and reserves	$155,000	$276,000
Allowance for doubtful accounts	83,000	72,000
Inventory	3,197,000	1,783,000
Stock-based compensation	—	79,000
Unrealized loss on investments	1,272,000	—
Net operating losses carryforwards	352,000	20,000

Gross Deferred Income Tax Assets	5,059,000	2,230,000

Deferred and Other Tax Liabilities:
Domestic international sales corporation	(136,000)	(236,000)
Property and equipment	(1,868,000)	(1,943,000)
Unrealized gain on investments	—	(295,000)
Unrecognized tax benefits	(131,000)	(150,000)

Gross Deferred and Other Income Tax Liabilities	(2,135,000)	(2,624,000)

Net Deferred and Other Income Tax Assets (Liabilities)	$2,924,000	$(394,000)

Total income taxes paid in fiscal 2022 and 2021 were $2,839,000 and $1,963,000, respectively.

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
Significant judgment is required in evaluating the Company’s uncertain tax position and determining the Company’s provision for taxes. Although the Company believes the reserves of unrecognized tax benefits (“UTB’s”) are reasonable, no assurance can be given that the final outcome of these matters will not be different from that which is reflected in the Company’s historical income tax provision and accruals. The Company adjusts these reserves in light of changing facts and circumstances. As of September 30, 2022 and 2021, the Company had UTB’s of $
131,000 and $
150,000
, respectively. In the fiscal year ended September 30, 2022, the Company used all $150,000 of accrued UTB’s and accrued an additional $131,000 of UTB’s.
There were no
additional accruals of UTB’s during the fiscal year ended September 30, 2021.
The Company recognizes interest and penalties accrued related to UTB’s as a component of income tax expense. There were no additional accruals of interest expense nor penalties of significance during fiscal years ended September 30, 2022 and 2021. It is reasonably possible that the amount of the UTB’s with respect to certain unrecognized tax positions will increase or decrease during the next 12 months. The Company does not expect the change to have a material effect on its results of operations or its financial position. The only expected potential reason for change would be the ultimate results stemming from any examinations by taxing authorities. If recognized, the entire amount of UTB’s would have an impact on the Company’s effective income tax rate.
The effective income tax rate for fiscal 2022 was a benefit of
(
78.0%
)
 versus expense of 12.5% in fiscal 2021.
In fiscal 2022, the Company generated $475,000 of federal research and development tax credits (“R&D Credits”), all of which were used in fiscal 2022. In fiscal 2021, the Company generated $335,000 of R&D Credits, all of which were used in fiscal 2021. There were no R&D Credits carryforwards as of September

30, 2022 or September

30, 2021.

The Company files U.S. federal income tax returns, as well as Florida and Iowa income tax returns. The Company’s U.S. federal income tax returns filed for tax years prior to fiscal year ended September 30, 2019 are generally no longer subject to examination by taxing authorities due to the expiration of the statute of limitations.
NOTE 7 - RETIREMENT BENEFITS
The Company has a voluntary 401(k) employee benefit plan, which covers all eligible, domestic employees. The Company makes discretionary matching contributions subject to a maximum level, in accordance with the terms of the plan. The Company charged approximately $425,000 and $365,000 to expense under the provisions of the plan during the years ended September 30, 2022 and 2021, respectively.
NOTE 8 - LONG-TERM DEBT AND ARRANGEMENTS WITH FINANCIAL INSTITUTIONS
The Company had no long-term debt outstanding at September 30, 2022 or 2021. The Company does not currently require a credit facility.
As of September 30, 2022, total cash deposits with insurance companies covering collateral needs were $85,000.
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

NOTE 9 - LEASES
The Company leases certain equipment under
non-cancelable
operating leases. Future minimum rental payments under these leases at September 30, 2022 are immaterial. Total rental expense for the fiscal years ended September 30, 2022 and 2021 was $57,000 and $78,000, respectively.
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
For the year ended September 30, 2022, operating lease costs were $425,000 and cash payments related to these operating leases were $396,000. For the year ended September 30, 2021, operating lease costs were $440,000 and cash payments related to these operating leases were $468,000.
Other information concerning the Company’s operating lease accounted for under ASC 842 guidelines as of September 30, 2022 and September 30, 2021, is as follows:

	September 30, 2022	September 30, 2021
Operating lease ROU asset included in other long-term assets	$396,000	$785,000
Current operating lease liability	390,000	393,000
Non-current operating lease liability	6,000	392,000
Weighted average remaining lease term (in years)	1.00	2.00
Weighted average discount rate used in calculating ROU asset	4.0%	4.0%

Future annual minimum lease payments as of September 30, 2022 are as follows:

Fiscal Year	Annual Lease Payments
2023	$398,000
2024	6,000

Total	404,000
Less interest	(8,000)

Present value of lease liabilities	$396,000

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
pandemic, including impacts on its employees, customers, suppliers and financial results. As of the date of issuance of these Consolidated Financial Statements, the Company’s operations have not been significantly impacted. However, the full impact of the
COVID-19
pandemic continues to evolve subsequent to the quarter and year ended September 30, 2022 and as of the date these Consolidated Financial Statements are issued. As such, the full magnitude that the
COVID-19
pandemic will have on the Company’s financial condition and future results of operations is uncertain. Management continues to monitor the Company’s financial condition, operations, suppliers, industry, customers, and workforce. If the spread of
COVID-19
continues, the Company’s ability to meet customer demands for products may be impacted or its customers may experience adverse business consequences due to
COVID-19.
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
Stock-Based Compensation
On March 17, 2009, the shareholders of the Company approved the 2009 Incentive Compensation Plan (the “2009 Plan”). On September 30, 2021, 125,984
fully
 vested common stock options issued under the 2009 Plan expired.
On September 30, 2021,
45,000
fully vested Class B stock options issued under the 2009 Plan also expired. An additional 30,000 fully

vested Class B stock options issued under the 2009 Plan expire on
September 26, 2026
.
As of September 30, 2022 and 2021, no option
s

were available for granting of Awards under the 2009 Plan. The Company’s 2009 Incentive Compensation Plan expired on October 1, 2021. There are no other existing equity compensation plans and arrangements previously approved by security holders as of September 30, 2022.

The following table summarizes option activity under the 2009 Plan:

	Number of Shares	Average Exercise Price Per Share
Options outstanding at September 30, 2020	252,492	$6.205
Options exercised during fiscal 2021	(51,508)	$5.126
Options expired on September 30, 2021	(170,984)	$5.623

Options outstanding at September 30, 2021	30,000	$11.380
Options cancelled on November 1, 2021	(30,000)	$11.380

Options outstanding at September 30, 2022	—	$—

No options were granted or forfeited during the year ended September 30, 2022. On November 1, 2021, by unanimous vote of the Board of Directors of the Company and pursuant to the Company’s
By-Laws, John
E. Elliott was removed as CEO of the Company. As a result, the 30,000 fully vested, outstanding Class B stock options issued under the 2009 Plan were cancelled. No options were granted, forfeited or cancelled during the year ended September 30, 2021. The weighted average remaining contractual life on the options outstanding as of September 30, 2021 was 5.0 years under the 2009 Plan.

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

As of the end of the period covered by this Annual Report, the Company conducted an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s President and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Exchange Act Rules 13a-15(b). Based on this evaluation, the Company’s President and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of September 30, 2022.

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

In order to ensure that the Company’s internal control over financial reporting is effective, management regularly assesses such controls and did so most recently as of September 30, 2022. This assessment was based on criteria for effective internal control over financial reporting described in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management believes the Company maintained effective internal control over financial reporting as of September 30, 2022.

Changes in Internal Control over Financial Reporting

The Company’s management, including the President and Chief Financial Officer, has reviewed the Company’s internal control over financial reporting. There were no changes in the Company’s internal control over financial reporting during the year ended September 30, 2022 that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B	OTHER INFORMATION

None

ITEM 9C	DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable

PART III

ITEM 10	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this Item 10 is incorporated herein by reference to the Company’s Definitive Proxy Statement for the 2023 Annual Meeting of Stockholders.

ITEM 11	EXECUTIVE COMPENSATION

The information required by this Item 11 is incorporated herein by reference to the Company’s Definitive Proxy Statement for the 2023 Annual Meeting of Stockholders.

ITEM 12	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this Item 12 is incorporated herein by reference to the Company’s Definitive Proxy Statement for the 2023 Annual Meeting of Stockholders.

ITEM 13	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this Item 13 is incorporated herein by reference to the Company’s Definitive Proxy Statement for the 2023 Annual Meeting of Stockholders.

ITEM 14	PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this Item 14 is incorporated herein by reference to the Company’s Definitive Proxy Statement for the 2023 Annual Meeting of Stockholders.

PART IV

ITEM 15	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)

A listing of financial statements and financial statement schedules filed as part of this Annual Report and which financial statements and schedules are incorporated into this report by reference, is set forth in the “Index to Financial Statements and Financial Statement Schedules” in Item 8 hereof.

(b)	Exhibit Index

EXHIBIT NUMBER	DESCRIPTION	FILED HEREWITH
3.1	Restated Certificate of Incorporation of Company, incorporated by reference to Exhibit 3.1 to Registration No. 33-627(P)

3.2	Amended and Restated By-Laws of Gencor Industries, Inc., incorporated by reference to Exhibit 3.2 to the Company’s Annual Report on Form 10-K for the year ended September 30, 2007

3.3	Certificate of Amendment, changing name of Mechtron International Corporation to Gencor Industries, Inc. and adding a “twelfth” article regarding director liability limitation, incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 1987(P)

4.1	Form of Common Stock certificate, incorporated by reference to Exhibit 4.1 to Registration No. 33-627(P)

4.2	Description of Securities Registered under Section 12 of the Securities Exchange Act of 1934, as amended	X

10.1	The Company’s 2009 Incentive Compensation Plan, as incorporated by reference to the Company’s 2009 Proxy Statement filed with the Securities and Exchange Commission on Schedule 14A on January 28, 2009

10.2	Form of Agreement for Nonqualified Stock Options granted in 1986, incorporated by reference to the Annual Report on Form 10-K for the year ended December 31, 1986(P)

10.3	1997 Stock Option Plan incorporated by reference to Exhibit A to the Company’s Proxy Statement on 14A, filed March 3, 1997

10.4	First Amendment to the Stock Option Plan Agreement incorporated by reference to Exhibit 10.12 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2005

21.1	Subsidiaries of the Registrant	X

23.1	Consent of Independent Registered Public Accountants	X

31.1	Certification of Principal Executive Officer Pursuant to Rule 13a – 14(a) of the Securities Exchange Act of 1934, as amended	X

31.2	Certification of Chief Financial Officer Pursuant to Rule 13a – 14(a) of the Securities Exchange Act of 1934, as amended	X

32.1	Certifications of Principal Executive Officer and Chief Financial Officer Pursuant to 18 U. S. C. Section 1350	X

EXHIBIT NUMBER	DESCRIPTION	FILED HEREWITH
101	Interactive Data File

101.INS	XBRL Instance Document	X

101.SCH	XBRL Taxonomy Extension Schema	X

101.CAL	XBRL Taxonomy Extension Calculation Linkbase	X

101.DEF	XBRL Taxonomy Extension Definition Linkbase	X

101.LAB	XBRL Taxonomy Extension Label Linkbase	X

101.PRE	XBRL Taxonomy Extension Presentation Linkbase	X

104	The cover page from the Company’s Annual Report on Form 10-K for the year ended September 30, 2022, formatted in Inline XBRL (included in Exhibit 101)	X

ITEM 16	FORM 10-K SUMMARY

None

SIGNATURES

Pursuant to the requirements of Sections 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Annual Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: December 16, 2022	GENCOR INDUSTRIES, INC. (Registrant)

/s/ Marc G. Elliott
Marc G. Elliott
President & Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated. The signatures of Directors constitute a majority of Directors.

/s/ E.J. Elliott		/s/ Marc G. Elliott
E.J. Elliott	December 16, 2022	Marc G. Elliott	December 16, 2022
Chairman		President & Director
(Principal Executive Officer)

/s/ Eric E Mellen
Eric E. Mellen	December 16, 2022
Chief Financial Officer
(Principal Financial and Accounting Officer)

/s/ General John G. Coburn		/s/ Walter A. Ketcham
Gen. John G. Coburn	December 16, 2022	Walter A. Ketcham	December 16, 2022
Director		Director

/s/ Thomas A. Vecchiolla
Thomas A. Vecchiolla	December 16, 2022
Director