Form 10-Q
period 2022-12-31
GENCOR INDUSTRIES INC
filed 2023-02-10
CIK 64472

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM
10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 2022
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
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days
.
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
of the Exchange Act
).     Yes
☐    No  ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at February 8, 2023

Common Stock, $.10 par value	12,338,845 shares
Class B Stock, $.10 par value	2,318,857 shares

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

For information concerning these factors and related matters, see the following sections of the Company’s Annual Report on Form 10-K for the year ended September 30, 2022: (a) Part I, Item 1A, “Risk Factors” and (b) Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations”. However, other factors besides those referenced could adversely affect the Company’s results, and you should not consider any such list of factors to be a complete set of all potential risks or uncertainties. Any forward-looking statement made by the Company herein speaks as of the date of this Quarterly Report. The Company does not undertake to update any forward-looking statements, except as required by law.

Unless the context otherwise indicates, all references in this Quarterly Report to the “Company,” “Gencor,” “we,” “us,” or “our,” or similar words are to Gencor Industries, Inc. and its subsidiaries.

Part I. Financial Information
Item 1. Financial Statements
GENCOR INDUSTRIES, INC.
Condensed Consolidated Balance Sheets

	December 31, 2022 (Unaudited)	September 30, 2022

ASSETS
Current assets:
Cash and cash equivalents	$5,978,000	$9,581,000
Marketable securities at fair value (cost of $94,965,000 at December 31, 2022 and $94,879,000 at September 30, 2022)	91,718,000	89,300,000
Accounts receivable, less allowance for doubtful accounts of $442,000 at December 31, 2022 and $370,000 at September 30, 2022	4,659,000	2,996,000
Costs and estimated earnings in excess of billings	4,950,000	2,118,000
Inventories, net	59,315,000	55,815,000
Prepaid expenses and other current assets	2,633,000	2,669,000

Total current assets	169,253,000	162,479,000

Property and equipment, net	13,334,000	13,491,000
Deferred and other income taxes	2,403,000	2,893,000
Other long-term assets	346,000	450,000

Total Assets	$185,336,000	$179,313,000

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$4,385,000	$4,251,000
Customer deposits	8,387,000	5,864,000
Accrued expenses	1,878,000	1,885,000
Current operating lease liabilities	293,000	390,000

Total current liabilities	14,943,000	12,390,000
Non-current operating lease liabilities	—	6,000

Total liabilities	14,943,000	12,396,000

Commitments and contingencies
Shareholders’ equity:
Preferred stock, par value $.10 per share; 300,000 shares authorized; none issued	—	—
Common stock, par value $.10 per share; 15,000,000 shares authorized; 12,338,845 shares issued and outstanding at December 31, 2022 and September 30, 2022	1,234,000	1,234,000
Class B Stock, par value $.10 per share; 6,000,000 shares authorized; 2,318,857 shares issued and outstanding at December 31, 2022 and September 30, 2022	232,000	232,000
Capital in excess of par value	12,590,000	12,590,000
Retained earnings	156,337,000	152,861,000

Total shareholders’ equity	170,393,000	166,917,000

Total Liabilities and Shareholders’ Equity	$185,336,000	$179,313,000

See accompanying Notes to Condensed Consolidated Financial Statements

GENCOR INDUSTRIES, INC.
Condensed Consolidated Statements of Operations
For the Quarters Ended December 31, 2022 and 2021
(Unaudited)

	2022	2021

Net revenue	$25,825,000	$20,106,000
Cost of goods sold	20,010,000	16,401,000

Gross profit	5,815,000	3,705,000
Operating expenses:
Product engineering and development	897,000	1,349,000
Selling, general and administrative	2,799,000	3,399,000

Total operating expenses	3,696,000	4,748,000

Operating income (loss)	2,119,000	(1,043,000)
Other income, net:
Interest and dividend income, net of fees	493,000	277,000
Realized and unrealized gains on marketable securities, net	1,962,000	423,000

	2,455,000	700,000

Income (loss) before income tax expense (benefit)	4,574,000	(343,000)
Income tax expense (benefit)	1,098,000	(69,000)

Net income (loss)	$3,476,000	$(274,000)

Basic income (loss) per common share	$0.24	$(0.02)

Diluted income (loss) per common share	$0.24	$(0.02)

See accompanying Notes to Condensed Consolidated Financial Statements

GENCOR INDUSTRIES, INC.
Condensed Consolidated Statements of Shareholders’ Equity
(Unaudited)

For the Quarter Ended December 31, 2022
	Common Stock		Class B Stock		Capital in Excess of	Retained	Total Shareholders’
	Shares	Amount	Shares	Amount	Par Value	Earnings	Equity

September 30, 2022	12,338,845	$1,234,000	2,318,857	$232,000	$12,590,000	$152,861,000	$166,917,000
Net income	—	—	—	—	—	3,476,000	3,476,000

December 31, 2022	12,338,845	$1,234,000	2,318,857	$232,000	$12,590,000	$156,337,000	$170,393,000

For the Quarter Ended December 31, 2021
	Common Stock		Class B Stock		Capital in Excess of	Retained	Total Shareholders’
	Shares	Amount	Shares	Amount	Par Value	Earnings	Equity

September 30, 2021	12,338,845	$1,234,000	2,318,857	$232,000	$12,590,000	$153,233,000	$167,289,000
Net loss	—	—	—	—	—	(274,000)	(274,000)

December 31, 2021	12,338,845	$1,234,000	2,318,857	$232,000	$12,590,000	$152,959,000	$167,015,000

See accompanying Notes to Condensed Consolidated Financial Statements

GENCOR INDUSTRIES, INC.
Condensed Consolidated Statements of Cash Flows
For the Quarters Ended December 31, 2022 and 2021
(Unaudited)

	2022	2021
Cash flows from operating activities:
Net income (loss)	$3,476,000	$(274,000)
Adjustments to reconcile net income (loss) to cash used in operating activities:
Purchase of marketable securities	(42,080,000)	(35,718,000)
Proceeds from sale and maturity of marketable securities	41,427,000	35,326,000
Change in value of marketable securities	(1,765,000)	(314,000)
Deferred and other income taxes	490,000	13,000
Depreciation and amortization	705,000	750,000
Provision for doubtful accounts	75,000	75,000
Loss on disposal of assets	157,000	—
Changes in assets and liabilities:
Accounts receivable	(1.738,000)	(829,000)
Costs and estimated earnings in excess of billings	(2,832,000)	678,000
Inventories	(3,500,000)	(3,846,000)
Prepaid expenses and other current assets	36,000	(1,170,000)
Accounts payable	134,000	1,350,000
Customer deposits	2,523,000	3,453,000
Accrued expenses and other	(6,000)	(475,000)

Total adjustments	(6,374,000)	(707,000)

Cash flows used in operating activities	(2,898,000)	(981,000)

Cash flows from investing activities:
Capital expenditures	(705,000)	(1,003,000)

Cash flows used in investing activities	(705,000)	(1,003,000)

Net decrease in cash and cash equivalents	(3,603,000)	(1,984,000)
Cash and cash equivalents at:
Beginning of period	9,581,000	23,232,000

End of period	$5,978,000	$21,248,000

Non-cash investing and financing activities:
Operating lease right-of-use assets	$—	$39,000
Operating lease liabilities	$—	$39,000
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
and Article 10 of Regulation
S-X.
Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all material adjustments (consisting of normal, recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the quarter ended December 31, 2022 are not necessarily indicative of the results that may be expected for the year ending September 30, 2023.
The accompanying Condensed Consolidated Balance Sheet at September 30, 2022 has been derived from the audited financial statements at that date but does not include all of the information and notes required by generally accepted accounting principles for complete financial statements.
These condensed consolidated financial statements and accompanying notes should be read in conjunction with the audited consolidated financial statements and accompanying notes included in our Annual Report on Form
10-K
for the year ended September 30, 2022 filed with the Securities and Exchange Commission on December 16, 2022.
Recent Accounting Pronouncements
No accounting pronouncements recently issued or newly effective have had, or are expected to have, a material impact on the Company’s condensed consolidated financial statements.
COVID-19
Pandemic
The Company continues to monitor and evaluate the risks to public health and the slowdown in overall business activity related to the
COVID-19
pandemic, including impacts on its employees, customers, suppliers and financial results. As of the date of issuance of this Quarterly Report, the Company’s operations have not been significantly impacted. However, the full impact of the
COVID-19
pandemic continues to evolve subsequent to the quarter ended December 31, 2022 and as of the date this Quarterly Report is issued. As such, the full magnitude of the effect that the
COVID-19
pandemic will have on the Company’s financial condition and future results of operations is uncertain. Management continues to monitor the situation on the Company’s financial condition, operations, suppliers, industry, customers, and workforce. As the spread of
COVID-19
and its variants continues, the Company’s ability to meet customer demands for products may be impacted or its customers may experience adverse business consequences due to
COVID-19
and its variants. Reduced demand for products or ability to meet customer demand (including as a result of disruptions at the Company’s suppliers) could have a material adverse effect on its business operations and financial performance.
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

Note 2 - Marketable Securities and Fair Value Measurements
Marketable debt and equity securities are categorized as trading securities and are thus marked to market and stated at fair value. Fair value is determined using the quoted closing or latest bid prices for Level 1 investments and market standard valuation methodologies for Level 2 investments. Realized gains and losses on investment transactions are determined by specific identification and are recognized as incurred in the condensed consolidated statements of operations. Net changes in unrealized gains and losses are reported in the condensed consolidated statements of operations in the current period.
Fair Value Measurements
The fair value of financial instruments is presented based upon a hierarchy of levels that prioritizes the inputs of valuation techniques used to measure fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets fo
r identical assets
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
The following table sets forth, by level, within the fair value hierarchy, the Company’s marketable securities measured at fair value as of December 31, 2022:

	Fair Value Measurements
	Level 1	Level 2	Level 3	Total

Equities	$5,524,000	$—	$—	$5,524,000
Mutual Funds	5,423,000	—	—	5,423,000
Exchange-Traded Funds	4,825,000	—	—	4,825,000
Corporate Bonds	—	36,697,000	—	36,697,000
Government Securities	33,925,000	—	—	33,925,000
Cash and Money Funds	5,324,000	—	—	5,324,000

Total	$55,021,000	$36,697,000	$—	$91,718,000

Net unrealized gains recognized during the quarter ended December 31, 2022 on trading securities still held as
of December 31, 2022 were $2,332,000.

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
Net inventories at December 31, 2022 and September 30, 2022 consist of the following:

	December 31, 2022	September 30, 2022

Raw materials	$35,085,000	$31,975,000
Work in process	14,545,000	13,903,000
Finished goods	9,685,000	9,937,000

	$59,315,000	$55,815,000

Slow-moving and obsolete inventory reserves were
 $8,352,000 and $8,192,000 at December 31, 2022 and September 30, 2022,
respectively.

Note 4 – Costs and Estimated Earnings in Excess of Billings
Costs and estimated earnings in excess of billings on uncompleted contracts as of December 31, 2022 and September 30, 2022 consist of the following:

	December 31, 2022	September 30, 2022

Costs incurred on uncompleted contracts	$17,613,000	$12,660,000
Estimated earnings	7,155,000	4,780,000

	24,768,000	17,440,000
Billings to date	19,818,000	15,322,000

Costs and estimated earnings in excess of billings	$4,950,000	$2,118,000

Note 5 – Earnings (Loss) per Share Data
The following table sets forth the computation of basic and diluted income (loss) per share for the quarters ended December 31, 2022 and 2021:

	Quarter Ended December 31,
	2022	2021
Net Income (loss)	$3,476,000	$(274,000)

Common Shares:
Weighted average common shares outstanding	14,657,000	14,617,000
Effect of dilutive stock options (none)	—	—

Diluted shares outstanding	14,657,000	14,617,000

Basic:
Net income (loss) per share	$0.24	$(0.02)

Diluted:
Net income (loss) per share	$0.24	$(0.02)

The Company’s 2009 Incentive Compensation Plan expired on October 1, 2021 and as of November 1, 2021 there were no outstanding stock options under the 2009 Plan. There were no
other existing equity compensation plans and arrangements previously approved by security holders as of December 31, 2022 and 2021.
Note 6 – Customers with 10% (or greater) of Net Revenues
During the quarter ended December 31, 2022, two customers accounted for 13.4% and 12.5% of net revenues, respectively.
During the quarter ended December 31, 2021, three customers accounted for 13.2%, 12.4% and 10.2% of net revenues, respectively.
Note 7 – Income Taxes
Income taxes are provided for the tax effects of transactions reported in the condensed consolidated financial statements and primarily consist of taxes currently due, plus deferred taxes.
The Company recognizes deferred tax liabilities and assets for the expected future tax consequences of events that have been included in the condensed consolidated financial statements or tax returns using current tax rates. The Company and its domestic subsidiaries file a consolidated federal income tax return.

Deferred
tax assets and liabilities are measured using the rates expected to apply to taxable income in the years in which the temporary differences are expected to reverse and the credits are expected to be used. The effect on deferred tax assets and liabilities of the change in tax rates is recognized in income in the period that includes the enactment date. All available evidence, both positive and negative, is considered to determine whether, based on the weight of that evidence, the Company is more likely than not to realize the benefit of a deferred tax asset and whether a valuation allowance is needed for some portion or all of a deferred tax asset. No such valuation allowances were recorded as of December 31, 2022 and September 30, 2022.
The Company’s income tax provision is based on management’s estimate of the effective tax rate for the full year. The tax provision in any period will be affected by, among other things, permanent, as well as temporary differences in the deductibility of certain items, in addition to changes in tax legislation. As a result, the Company may experience significant fluctuations in the effective book tax rate (that is, its tax expense divided by pre-tax
book income) from period to period. The Company’s effective tax rates for the quarters ended December 31, 2022 and December 31, 2021 reflect income tax rates under the Tax Cuts and Jobs Act of 2017 (the “TCJA”).
Beginning in 2022, the TCJA eliminated the option of expensing all research and development expenditures in the current year, instead requiring amortization over five years pursuant to IRC Section 174. In the future, Congress may consider legislation that would eliminate the capitalization and amortization requirement. There is no assurance that the requirement will be deferred, repealed or otherwise modified. The requirement is effective for the Company’s fiscal year 2023, beginning October 1, 2022.
The Company will continue to make additional estimated federal tax payments based on the current Section 174 tax law. The impact of Section 174 on the Company’s cash from operations depends primarily on the amount of research and development expenditures incurred and whether the IRS issues guidance on the provision which differs from the Company’s current interpretation.
Note 8 – Revenue Recognition and Related Costs
The Company recognizes revenue under ASU
No. 2014-09,
Revenue from Contracts with Customers
(Topic 606). The following table disaggregates the Company’s net revenue by major source for the quarters ended December 31, 2022 and 2021:

	Quarter Ended December 31,
	2022	2021

Equipment sales recognized over time	$7,329,000	$9,774,000
Equipment sales recognized at a point in time	11,498,000	4,198,000
Parts and component sales	5,901,000	5,443,000
Freight revenue	1,046,000	584,000
Other	51,000	107,000

Net revenue	$25,825,000	$20,106,000

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
Contract assets (excluding accounts receivable) under contracts with customers represent revenue recognized in excess of amounts billed on equipment sales recognized over time. These contract assets were $4,950,000 and $2,118,000 at December 31, 2022 and September 30, 2022, respectively, and are included in current assets as costs and estimated earnings in excess of billings on the Company’s condensed consolidated balance sheets. The Company anticipates that all of the contract assets at December 31, 2022, will be billed and collected within one year
.

Revenues
from all other contracts for the design and manufacture of equipment, for service and for parts sales, net of any discounts and return allowances, are recorded at a point in time when control of the goods or services has been transferred. Control of the goods or service typically transfers at time of shipment or upon completion of the service.
Payment for equipment under contract with customers is typically due prior to shipment. Payment for services under contract with customers is due as services are completed. Accounts receivable related to contracts with customers for equipment sales were $133,000 and $142,000 at December 31, 2022 and September 30, 2022, respectively.
Product warranty costs are estimated using historical experience and known issues and are charged to production costs as revenue is recognized.
Under certain contracts with customers, recognition of a portion of the consideration received may be deferred and recorded as a contract liability if the Company has to satisfy a future obligation, such as to provide installation assistance. There were no contract liabilities other than customer deposits at December 31, 2022 and September 30, 2022. Customer deposits related to contracts with customers were $8,387,000 and $5,864,000 at December 31, 2022 and September 30, 2022, respectively, and are included in current liabilities on the Company’s condensed consolidated balance sheets.
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
Note 9 – Leases
The Company leases certain equipment under
non-cancelable
operating leases. Future minimum rental payments under these leases at December 31, 2022 were immaterial.
On August 28, 2020, the Company entered into a three-year operating lease for property related to manufacturing and warehousing. The lease term is for the period beginning on September 1, 2020 through August 31, 2023. In accordance with ASU
2016-02,
the Company recorded a ROU asset totaling $970,000 and related lease liabilities at inception. On October 9, 2020, the Company entered into an operating lease for additional warehousing space for inventory. The original lease term was for one year beginning November 2020 with automatic one-year
renewals. In accordance with ASU
2016-02,
the Company recorded a ROU asset totaling $254,000 and related lease liabilities at inception. An additional $39,000 was recorded as a ROU asset and related lease liability in October 2021 to reflect the impact of the lease renewal.

For
the quarter ended December 31, 2022, operating lease costs were $107,000 and cash payments related to these operating leases were $133,000. For the quarter ended December 31, 2021, operating lease costs were $101,000 and cash payments related to these operating leases were $109,000.
Other information concerning the Company’s operating lease accounted for under ASC 842 guidelines as of December 31, 2022 and September 30, 2022, is as follows:

	December 31, 2022	September 30, 2022

Operating lease ROU asset included in other long-term assets	$293,000	$396,000
Current operating lease liability	$293,000	$390,000
Non-current operating lease liability	$—	$6,000
Weighted average remaining lease term (in years)	0.75	1.00
Weighted average discount rate used in calculating ROU asset	4.0%	4.0%
Future annual minimum lease payments as of December 31, 2022 are as follows:

Fiscal Year	Annual Lease Payments

2023 (remaining nine months)	$298,000
Less interest	(5,000)

Present value of lease liabilities	$293,000

Note 10 – Segment Information
The Company has
one
reporting segment, equipment for the highway construction industry. Based on evaluation of the criteria of ASC 280 – Segment Reporting, including the nature of products and services, the nature of the production processes
, the type of customers and the methods used
to
distribute products and services, the Company determined that its operating segments meet the requirements for aggregation. The Company designs, manufactures and sells asphalt plants and pavers, combustion systems and fluid heat transfer systems, for the highway construction industry and environmental and petrochemical markets. The Company’s products are manufactured at three facilities in the United States. The Company also
services and sells spare parts for its equipment.

1
4

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

For information concerning these factors and related matters, see the following sections of the Company’s Annual Report on Form 10-K for the year ended September 30, 2022: (a) Part I, Item 1A, “Risk Factors” and (b) Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations”. However, other factors besides those referenced could adversely affect the Company’s results, and you should not consider any such list of factors to be a complete set of all potential risks or uncertainties. Any forward-looking statements made by the Company herein speak as of the date of this Quarterly Report. The Company does not undertake to update any forward-looking statement, except as required by law.

Overview

Gencor designs, manufactures and sells hot mix asphalt plants, combustion systems, fluid heat transfer systems and pavers for the highway construction industry and environmental and petrochemical markets. The Company’s products are manufactured at three facilities in the United States.

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

COVID-19 Pandemic

The Company continues to monitor and evaluate the risks to public health and the overall business activity related to the COVID-19 pandemic, including impacts on its employees, customers, suppliers and financial results. As of the date of issuance of this Quarterly Report, the Company’s operations have not been significantly impacted. However, the full impact of the COVID-19 pandemic continues to evolve subsequent to the quarter ended December 31, 2022 and as of the date this Quarterly Report is issued. As such, the full magnitude of the effect that the COVID-19 pandemic will have on the Company’s financial condition and future results of operations is uncertain. Management continues to monitor the Company’s financial condition, operations, suppliers, industry, customers, and workforce. As the spread of COVID-19 and its variants continues, the Company’s ability to meet customer demands for products may be impacted or its customers may experience adverse business consequences due to COVID-19 and its variants. Reduced demand for products or ability to meet customer demand (including as a result of disruptions at the Company’s suppliers) could have a material adverse effect on its business operations and financial performance.

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

Changes in our tax rates or exposure to additional tax liabilities could adversely affect our earnings and financial condition

Beginning in 2022, the TCJA eliminated the option of expensing all research and development expenditures in the current year, instead requiring amortization over five years pursuant to IRC Section 174. In the future, Congress may consider legislation that would eliminate the capitalization and amortization requirement. There is no assurance that the requirement will be deferred, repealed or otherwise modified. The requirement is effective for the Company’s fiscal year 2023, beginning October 1, 2022. The Company will continue to make additional estimated federal tax payments based on the current Section 174 tax law. The impact of Section 174 on the Company’s cash from operations depends primarily on the amount of research and development expenditures incurred and whether the IRS issues guidance on the provision which differs from our current interpretation.

Results of Operations

Quarter Ended December 31, 2022 versus December 31, 2021

Net revenues for the quarters ended December 31, 2022 and December 31, 2021 were $25,825,000 and $20,106,000, respectively, an increase of $5,719,000 or 28.4%. The improved revenues were in contract equipment sales, paver and parts sales.

As a percent of sales, gross profit margins improved to 22.5% in the quarter ended December 31, 2022, compared to 18.4% in the quarter ended December 31, 2021 on increased production and favorable price realization.

Product engineering and development expenses decreased $452,000 to $897,000 for the quarter ended December 31, 2022, as compared to $1,349,000 for the quarter ended December 31, 2021, due primarily to reduced wages and benefits on lower headcount. Selling, general and administrative (“SG&A”) expenses decreased by $600,000 to $2,799,000 for the quarter ended December 31, 2022, compared to $3,399,000 for the quarter ended December 31, 2021. The decrease in SG&A expenses was primarily due to reduced wages and benefits on lower headcount and reduced professional expenses.

The Company had operating income of $2,119,000 for the quarter ended December 31, 2022 as compared to an operating loss of $(1,043,000) for the quarter ended December 31, 2021. The improved operating results were due to higher net revenues and lower operating expenses for the quarter ended December 31, 2022.

For the quarter ended December 31, 2022, the Company had net non-operating income of $2,455,000 compared to $700,000 for the quarter ended December 31, 2021. Included in net non-operating income for the quarter ended December 31, 2022 were net realized and unrealized gains on marketable securities of $1,962,000 compared to $423,000 for the quarter ended December 31, 2021. The higher gains in fiscal 2023 were due to a stronger domestic stock market during the quarter ended December 31, 2022.

The effective income tax rates for the quarters ended December 31, 2022 and December 31, 2021 were 24.0% and 20.0%, respectively. The higher tax rate in fiscal 2023 is due to an anticipated reduction in research and development tax credits, effective for the Company’s fiscal 2023. Net income for the quarter ended December 31, 2022 was $3,476,000, or $0.24 per basic and diluted share, compared to a net loss of $(274,000), or $(0.02) per basic and diluted share for the quarter ended December 31, 2021.

Liquidity and Capital Resources

The Company generates capital resources through operations and returns on its investments.

The Company had no long-term or short-term debt outstanding at December 31, 2022 or September 30, 2022. As of December 31, 2022, the Company has funded $85,000 in cash deposits at insurance companies to cover related collateral needs. In April 2020, a financial institution issued an irrevocable standby letter of credit (“letter of credit”) on behalf of the Company for the benefit of one of the Company’s insurance carriers. The maximum amount that can be drawn by the beneficiary under the letter of credit is $150,000. The letter of credit expires in April 2023, unless terminated earlier, and can be extended, as provided by the agreement. The Company intends to renew the letter of credit for as long as the Company does business with the beneficiary insurance carrier. The letter is collateralized by restricted cash of the same amount on any outstanding drawings. To date, no amounts have been drawn under the letter of credit.

As of December 31, 2022, the Company had $5,978,000 in cash and cash equivalents, and $91,718,000 in marketable securities, including $36,697,000 in corporate bonds, $5,524,000 in equities, $5,423,000 in mutual funds, $4,825,000 in exchange-traded funds, $33,925,000 in government securities, and $5,324,000 in cash and money funds. The marketable securities are invested through a professional investment management firm. These securities may be liquidated at any time into cash and cash equivalents.

The Company’s backlog was $42.5 million at December 31, 2022 compared to $58.0 million at December 31, 2021. The Company’s working capital (defined as current assets less current liabilities) was $154.3 million at December 31, 2022 and $150.1 million at September 30, 2022. Cash flows used in operations during the quarter ended December 31, 2022, were $2,898,000. The significant purchases, sales and maturities of marketable securities shown on the condensed consolidated statements of cash flows, reflect the recurring purchases and sales of United States treasury bills. Accounts receivable increased $1,738,000 compared to September 30, 2022, primarily from increased paver and parts sales. Costs and estimated earnings in excess of billings increased $2,832,000 with the timing of inventory build and percentage of completion recognition on plant sales where revenue is recognized over time. Inventories increased by $3,500,000 due to progress on several large contract orders where revenue is recognized at a point in time and some stock build to compensate for the increasing lead times from suppliers. Customer deposits increased $2,523,000 reflecting down payments and final payments on contract jobs not yet shipped.

Cash flows used in investing activities for the quarter ended December 31, 2022 of $705,000 were related to capital expenditures, primarily for manufacturing processing and finishing equipment.

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

Critical Accounting Policies, Estimates and Assumptions

The Company believes the following discussion addresses its most critical accounting policies, which are those that are most important to the portrayal of the financial condition and results of operations and require management’s most difficult, subjective, or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain. Accounting policies, in addition to the critical accounting policies referenced below, are presented in Note 1 to the Company’s consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended September 30, 2022, “Nature of Operations and Summary of Significant Accounting Policies.”

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

Contract assets (excluding accounts receivable) under contracts with customers represent revenue recognized in excess of amounts billed on equipment sales recognized over time. These contract assets were $4,950,000 and $2,118,000 at December 31, 2022 and September 30, 2022, respectively, and are included in current assets as costs and estimated earnings in excess of billings on the Company’s condensed consolidated balance sheets. The Company anticipates that all of the contract assets at December 31, 2022, will be billed and collected within one year.

Revenues from all other contracts for the design and manufacture of equipment, for service and for parts sales, net of any discounts and return allowances, are recorded at a point in time when control of the goods or services has been transferred. Control of the goods or service typically transfers at time of shipment or upon completion of the service.

Payment for equipment under contract with customers is typically due prior to shipment. Payment for services under contract with customers is due as services are completed. Accounts receivable related to contracts with customers for equipment sales were $133,000 and $142,000 at December 31, 2022 and September 30, 2022, respectively.

Product warranty costs are estimated using historical experience and known issues and are charged to production costs as revenue is recognized.

Under certain contracts with customers, recognition of a portion of the consideration received may be deferred and recorded as a contract liability if the Company has to satisfy a future obligation, such as to provide installation assistance. There were no contract liabilities other than customer deposits at December 31, 2022 and September 30, 2022. Customer deposits related to contracts with customers were $8,387,000 and $5,864,000 at December 31, 2022 and September 30, 2022, respectively, and are included in current liabilities on the Company’s condensed consolidated balance sheets.

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

Changes in Internal Control over Financial Reporting

The Company’s management, including the President and Chief Financial Officer, has reviewed the Company’s internal control over financial reporting. There were no changes in the Company’s internal control over financial reporting during the quarter ended December 31, 2022 that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Part II. Other Information

Item 1. Legal Proceedings

From time to time the Company is engaged in legal proceedings in the ordinary course of business. We do not believe any current legal proceedings are material to our business.

Item 1A. Risk Factors

Our business, operations, and financial condition are subject to various risks and uncertainties. The risk factors described in Part I, Item 1A, “Risk Factors” contained in our Annual Report on Form 10K for the year ended September 30, 2022, as filed with the SEC on December 16, 2022, should be carefully considered, together with the other information contained or incorporated by reference in this Quarterly Report on Form 10-Q and in our other filings filed with the SEC in connection with evaluating us, our business, and the forward-looking statements contained in this Quarterly Report on Form 10-Q. During the quarter ended December 31, 2022, there have been no material changes from the risk factors previously disclosed under Part I, Item 1A, “Risk Factors” in our Annual Report on Form 10-K, for the year ended September 30, 2022, other than the addition of the following risk factor:

Changes in our tax rates or exposure to additional tax liabilities could adversely affect our earnings and financial condition

Beginning in 2022, the Tax Cuts and Jobs Act of 2017 eliminated the option of expensing all research and development expenditures in the current year, instead requiring amortization over five years pursuant to IRC Section 174. In the future, Congress may consider legislation that would eliminate the capitalization and amortization requirement. There is no assurance that the requirement will be deferred, repealed or otherwise modified. The requirement is effective for the Company’s fiscal year 2023, beginning October 1, 2022. The Company will continue to make additional estimated federal tax payments based on the current Section 174 tax law. The impact of Section 174 on the Company’s cash from operations depends primarily on the amount of research and development expenditures incurred and whether the IRS issues guidance on the provision which differs from the Company’s current interpretation.

Item 6. Exhibits

Exhibit 31.1	Certification of Principal Executive Officer Pursuant to Rule 13a – 14(a) of the Securities Exchange Act of 1934, as amended

Exhibit 31.2	Certification of Chief Financial Officer Pursuant to Rule 13a – 14(a) of the Securities Exchange Act of 1934, as amended

Exhibit 32	Certifications of Principal Executive Officer and Chief Financial Officer Pursuant to 18 U. S. C. Section 1350

Exhibit 101.1	Interactive Data File

101.INS	XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

101.SCH	XBRL Schema Document

101.CAL	XBRL Calculation Linkbase Document

101.DEF	XBRL Definition Linkbase Document

101.LAB	XBRL Label Linkbase Document

101.PRE	XBRL Presentation Linkbase Document

104	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2022, formatted in Inline XBRL (included in Exhibit 101)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

GENCOR INDUSTRIES, INC.

/s/ Marc G. Elliott
Marc G. Elliott
President
(Principal Executive Officer)

February 10, 2023

/s/ Eric E. Mellen
Eric E. Mellen
Chief Financial Officer
(Principal Financial and Accounting Officer)

February 10, 2023