Form 10-Q
period 2023-03-31
GENCOR INDUSTRIES INC
filed 2023-05-12
CIK 64472

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM
10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2023
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
12b-2
of the Exchange Act).    Yes  ☐    No  ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at May 12, 2023
Common stock, $.10 par value	12,338,845 shares
Class B stock, $.10 par value	2,318,857 shares

GENCOR INDUSTRIES, INC.

Caution Concerning Forward-Looking Statements

This Quarterly Report on Form 10-Q (this “Quarterly Report”) and the Company’s other communications and statements may contain certain “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), including statements about the Company’s beliefs, plans, objectives, goals, expectations, estimates, projections and intentions. All forward-looking statements, by their nature, are subject to significant risks and uncertainties and are subject to change based on various factors, many of which are beyond the Company’s control. The Company’s actual future results may differ materially from those set forth in the Company’s forward-looking statements depending on a variety of important factors, including the financial condition of the Company’s customers, central bank interest rate increases and inflation, changes in the economic and competitive environments, demand for the Company’s products, the duration and scope of the coronavirus (“COVID-19”) pandemic and its variants, actions government entities and businesses have taken in response to the COVID-19 pandemic, including mandatory business closures, the impact of the pandemic and actions taken on regional economies, and the pace of recovery as the COVID-19 pandemic subsides. Additionally, on February 24, 2022, Russian military forces invaded Ukraine. The impact to Ukraine as well as actions taken by other countries, including new and stricter sanctions imposed by the U.S. and other countries and companies against officials, individuals, regions, and industries in Russia, and actions taken by Russia and certain other countries in response to such sanctions, could result in a disruption in our supply chain and higher costs of our products. The words “may,” “could,” “should,” “would,” “believe,” “anticipate,” “estimate,” “expect,” “intend,” “plan,” “target,” “goal,” and similar expressions are intended to identify forward-looking statements.

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

Part I. Financial Information
Item 1. Financial Statements
GENCOR INDUSTRIES, INC.
Condensed Consolidated Balance Sheets

	March 31, 2023 (Unaudited)	September 30, 2022
ASSETS
Current assets:
Cash and cash equivalents	$18,462,000	$9,581,000
Marketable securities at fair value (cost of $88,987,000 at March 31, 2023 and $94,879,000 at September 30, 2022)	87,851,000	89,300,000
Accounts receivable, less allowance for doubtful accounts of $528,000 at March 31, 2023 and $370,000 at September 30, 2022	7,178,000	2,996,000
Costs and estimated earnings in excess of billings	—	2,118,000
Inventories, net	63,803,000	55,815,000
Prepaid expenses and other current assets	2,613,000	2,669,000

Total current assets	179,907,000	162,479,000

Property and equipment, net	13,114,000	13,491,000
Deferred and other income taxes	1,882,000	2,893,000
Other long-term assets	594,000	450,000

Total Assets	$195,497,000	$179,313,000

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$4,507,000	$4,251,000
Customer deposits	12,323,000	5,864,000
Billings in excess of costs and estimated earnings	703,000	—
Accrued expenses	2,157,000	1,885,000
Current operating lease liabilities	393,000	390,000

Total current liabilities	20,083,000	12,390,000
Non-current operating lease liabilities	148,000	6,000

Total liabilities	20,231,000	12,396,000

Commitments and contingencies
Shareholders’ equity:
Preferred stock, par value $.10 per share; 300,000 shares authorized; none issued	—	—
Common stock, par value $.10 per share; 15,000,000 shares authorized; 12,338,845 shares issued and outstanding at March 31, 2023 and September 30, 2022	1,234,000	1,234,000
Class B Stock, par value $ .10 per share; 6,000,000 shares authorized; 2,318,857 shares issued and outstanding at March 31, 2023 and September 30, 2022	232,000	232,000
Capital in excess of par value	12,590,000	12,590,000
Retained earnings	161,210,000	152,861,000

Total shareholders’ equity	175,266,000	166,917,000

Total Liabilities and Shareholders’ Equity	$195,497,000	$179,313,000

See
accompanying
Notes to Condensed
Consolidated
Financial Statements

GENCOR INDUSTRIES, INC.
Condensed Consolidated Income Statements
(Unaudited)

	For the Quarters Ended March 31,		For the Six Months Ended March 31,
	2023	2022	2023	2022
Net revenue	$30,501,000	$30,654,000	$56,327,000	$50,760,000
Cost of goods sold	21,404,000	24,462,000	41,415,000	40,863,000

Gross profit	9,097,000	6,192,000	14,912,000	9,897,000
Operating expenses:
Product engineering and development	874,000	920,000	1,771,000	2,269,000
Selling, general and administrative	3,062,000	3,364,000	5,861,000	6,763,000

Total operating expenses	3,936,000	4,284,000	7,632,000	9,032,000

Operating income	5,161,000	1,908,000	7,280,000	865,000

Other income (expense), net:
Interest and dividend income, net of fees	565,000	296,000	1,058,000	573,000
Net realized and unrealized gains (losses) on marketable securities, net	692,000	(1,488,000)	2,654,000	(1,065,000)
Other	—	(137,000)	—	(137,000)

Total other income (expense), net	1,257,000	(1,329,000)	3,712,000	(629,000)

Income before income tax expense	6,418,000	579,000	10,992,000	236,000
Income tax expense	1,545,000	140,000	2,643,000	71,000

Net income	$4,873,000	$439,000	$8,349,000	$165,000

Basic income per common share	$0.33	$0.03	$0.57	$0.01

Diluted income per common share	$0.33	$0.03	$0.57	$0.01

See accompanying Notes to Condensed
Consolidated
Financial Statements

GENCOR INDUSTRIES, INC.
Condensed Consolidated Statements of Shareholders’ Equity
(Unaudited)

	For the Six Months Ended March 31, 2023
	Common Stock		Class B Stock		Capital in Excess of Par Value	Retained Earnings	Total Shareholders’ Equity
	Shares	Amount	Shares	Amount
September 30, 2022	12,338,845	$1,234,000	2,318,857	$232,000	$12,590,000	$152,861,000	$166,917,000
Net income	—	—	—	—	—	3,476,000	3,476,000

December 31, 2022	12,338,845	$1,234,000	2,318,857	$232,000	$12,590,000	$156,337,000	$170,393,000
Net income	—	—	—	—	—	4,873,000	4,873,000

March 31, 2023	12,338,845	$1,234,000	2,318,857	$232,000	$12,590,000	$161,210,000	$175,266,000

	For the Six Months Ended March 31, 2022
	Common Stock		Class B Stock		Capital in Excess of Par Value	Retained Earnings	Total Shareholders’ Equity
	Shares	Amount	Shares	Amount
September 30, 2021	12,338,845	$1,234,000	2,318,857	$232,000	$12,590,000	$153,233,000	$167,289,000
Net loss	—	—	—	—	—	(274,000)	(274,000)

December 31, 2021	12,338,845	$1,234,000	2,318,857	$232,000	$12,590,000	$152,959,000	$167,015,000
Net income	—	—	—	—	—	439,000	439,000

March 31, 2022	12,338,845	$1,234,000	2,318,857	$232,000	$12,590,000	$153,398,000	$167,454,000

See accompanying Notes to Condensed Consolidated Financial
Statements

GENCOR INDUSTRIES, INC.
Condensed Consolidated Statements of Cash Flows
For the Six Months Ended March 31, 2023 and 2022
(Unaudited)

	2023	2022
Cash flows from operating activities:
Net income	$8,349,000	$165,000
Adjustments to reconcile net income to cash provided by operating activities:
Purchase of marketable securities	(89,256,000)	(68,803,000)
Proceeds from sale and maturity of marketable securities	93,074,000	68,043,000
Change in value of marketable securities	(2,369,000)	1,235,000
Deferred and other income taxes	1,011,000	(456,000)
Depreciation and amortization	1,394,000	1,299,000
Provision for doubtful accounts	115,000	75,000
Loss on disposal of assets	157,000	—
Changes in assets and liabilities:
Accounts receivable	(4,297,000)	(1,377,000)
Costs and estimated earnings in excess of billings	2,821,000	274,000
Inventories	(7,988,000)	(5,334,000)
Prepaid expenses and other current assets	56,000	(1,554,000)
Accounts payable	256,000	2,636,000
Customer deposits	6,459,000	5,042,000
Accrued expenses	273,000	(200,000)

Total adjustments	1,706,000	880,000

Cash flows provided by operating activities	10,055,000	1,045,000

Cash flows from investing activities:
Capital expenditures	(1,174,000)	(1,706,000)

Cash flows used in investing activities	(1,174,000)	(1,706,000)

Net increase (decrease) in cash and cash equivalents	8,881,000	(661,000)
Cash and cash equivalents at:
Beginning of period	9,581,000	23,232,000

End of period	$18,462,000	$22,571,000

Non-cash investing and financing activities:
Operating lease right-of-use assets	$352,000	$—
Operating lease liabilities	$352,000	$—
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
and Article 10 of Regulation
S-X.
Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all material adjustments (consisting of normal, recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the quarter and six months ended March 31, 2023 are not necessarily indicative of the results that may be expected for the year ending September 30, 2023.
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
Recent Accounting Pronouncements
There were no accounting pronouncements recently issued or newly effective have had, or are expected to have, a material impact on the Company’s condensed consolidated financial statements.
Global, market and economic conditions may negatively impact our business, financial condition and share price
Concerns over inflation, geopolitical issues, and global financial markets have led to increased economic instability and expectations of slower global economic growth. Our business may be adversely affected by any such economic instability or unpredictability. Russia’s invasion of Ukraine and related sanctions has led to increased energy prices. Such sanctions and disruptions to the global economy may lead to additional inflation and may disrupt the global supply chain and could have a material adverse effect on our ability to secure supplies. The increased cost of oil, along with increased or prolonged periods of inflation, would likely increase our costs in the form of higher wages, further inflation on supplies and equipment necessary to operate our business. There is a risk that one or more of our suppliers could be negatively affected by global economic instability, which could adversely affect our ability to operate efficiently and timely complete our operational goals. As of the date of issuance of this Quarterly Report, the Company’s operations have not been significantly impacted.

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
measured at fair value as of March 31, 2023:

	Fair Value Measurements
	Level 1	Level 2	Level 3	Total
Exchange-Traded Funds	$3,343,000	$—	$—	$3,343,000
Corporate Bonds	—	36,775,000	—	36,775,000
Government Securities	47,487,000	—	—	47,487,000
Cash and Money Funds	246,000	—	—	246,000

Total	$51,076,000	$36,775,000	$—	$87,851,000

Net unrealized gains and (losses) included in the Condensed Consolidated Income Statements for the quarter and six months ended March 31, 2023, were $2,112,000 and $4,443,000, respectively.

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

Net unrealized gains and (losses) included in the Condensed Consolidated Income Statements for the quarter and six months ended March 31, 2022, were $(1,598,000) and $(1,531,000), respectively
The carrying amounts of cash and cash equivalents, accounts receivable, accounts payable, customer deposits and accrued expenses approximate fair value because of the short-term nature of these items.
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
Net inventories at March 31, 2023 and September 30, 2022 consist of the following:

	March 31, 2023	September 30, 2022
Raw materials	$36,606,000	$31,975,000
Work in process	16,775,000	13,903,000
Finished goods	10,422,000	9,937,000

	$63,803,000	$55,815,000

Slow-moving and obsolete inventory allowances were $8,573,000 and $8,192,000 at March 31, 2023 and September 30, 2022, respectively.

Note 4 – Costs and Estimated Earnings in Excess of Billings and Billings in Excess of Costs and Estimated Earnings
Billings in excess of costs and estimated earnings on uncompleted contracts as of March 31, 2023, and costs and estimated earnings in excess of billings on uncompleted contracts as of September 30, 2022, consist of the following:

	March 31, 2023	September 30, 2022
Costs incurred on uncompleted contracts	$14,528,000	$12,660,000
Estimated earnings	5,916,000	4,780,000

	20,444,000	17,440,000
Billings to date	21,147,000	15,322,000

Costs and estimated earnings in excess of billings	$—	$2,118,000

Billings in excess of costs and estimated earnings	$703,000	$—

Note 5 – Earnings per Share Data
The condensed consolidated financial statements include basic and diluted earnings per share information. The following table sets forth the computation of basic and diluted earnings per share for the quarters and six months ended March 31, 2023 and 2022:

	Quarter Ended March 31,		Six Months Ended March 31,
	2023	2022	2023	2022
Net Income	$4,873,000	$439,000	$8,349,000	$165,000

Common Shares:
Weighted average common shares outstanding	14,658,000	14,658,000	14,658,000	14,658,000
Effect of dilutive stock options	—	—	—	—

Diluted shares outstanding	14,658,000	14,658,000	14,658,000	14,658,000

Basic:
Net income per share	$0.33	$0.03	$0.57	$0.01

Diluted:
Net income per share	$0.33	$0.03	$0.57	$0.01

The Company’s 2009 Incentive Compensation Plan expired on October 1, 2021 and as of November 1, 2021 there were no outstanding stock options under the 2009 Plan. There were no other existing equity compensation plans and arrangements previously approved by security holders as of March 31, 2023 and 2022.
Note 6 – Customers with 10% (or greater) of Net Revenues
During the quarter ended March 31, 2023, two customers accounted for 12.7% and 11.6%, respectively, of net revenues. During the six months ended March 31, 2023, no customer accounted for 10% or greater of net revenues.
During the quarter ended March 31, 2022, one customer accounted for 13.6% of net revenues. During the six months ended March 31, 2022, no customer accounted for 10% or greater of net revenues.
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
No
such valuation allowances were recorded as of March 31, 2023 and September 30, 2022.
The Company’s income tax provision is based on management’s estimate of the effective
tax rate for the full year. The tax provision in any period will be affected by, among other things, permanent, as well as temporary differences in the deductibility of certain items, in addition to changes in tax legislation. As a result, the Company may experience significant fluctuations in the effective book tax rate (that is, its tax expense divided by pre-tax
book income) from period to period. The Company’s effective tax rates for the quarters and six months ended March 31, 2023 and March 31, 2022 reflect income tax rates under the Tax Cuts and Jobs Act of 2017 (the “TCJA”).
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
Revenue from Contracts with Customers
(Topic 606). The following table disaggregates the Company’s net revenue by major source for the quarters and six months ended March 31, 2023 and 2022:

	Quarter Ended March 31,		Six Months Ended March 31,
	2023	2022	2023	2022
Equipment sales recognized over time	$4,383,000	$10,998,000	$11,713,000	$20,772,000
Equipment sales recognized at a point in time	16,595,000	10,475,000	28,093,000	14,673,000
Parts and component sales	7,227,000	7,381,000	13,128,000	12,824,000
Freight revenue	1,594,000	1,495,000	3,000,000	2,079,000
Other	342,000	305,000	393,000	412,000

Net revenue	$30,501,000	$30,654,000	$56,327,000	$50,760,000

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

These contract assets were zero at March 31, 2023 and $
2,118,000
at September 30, 2022. Contract are included in current assets as costs and estimated earnings in excess of billings on the Company’s condensed consolidated balance sheet at September 30, 2022.
Revenues from all other contracts for the design and manufacture of equipment, for service and for parts sales, net of any discounts and return allowances, are recorded at a point in time when control of the goods or services has been transferred. Control of the goods or service typically transfers at time of shipment or upon completion of the service.
Payment for equipment under contract with customers is typically due prior to shipment. Payment for services under contract with customers is due as services are completed. Accounts receivable related to contracts with customers for equipment sales were $144,000 and $142,000 at March 31, 2023 and September 30, 2022, respectively.
Product warranty costs are estimated using historical experience and known issues and are charged to production costs as revenue is recognized.
Under certain contracts with customers, recognition of a portion of the consideration received may be deferred and recorded as a contract liability if the Company has to satisfy a future obligation, such as to provide installation assistance. There were no contract liabilities other than customer deposits and billings in excess of costs and estimated earnings at March 31, 2023 and customer deposits at September 30, 2022. Customer deposits related to contracts with customers were $
12,323,000 and $5,864,000
at March 31, 2023 and September 30, 2022, respectively, and are included in current liabilities on the Company’s condensed consolidated balance sheets. Billings in excess of costs and estimated earnings were $703,000 at March 31, 2023 and zero at September 30, 2022. These contract liabilities represent billings in excess of revenue recognized on equipment sales recognized over time, and are included current liabilities on the Company’s condensed consolidated balance sheet at March 31, 2023.
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
Note 9 – Leases
The Company leases certain equipment under
non-cancelable
operating leases. Future minimum rental payments under these leases at March 31, 2023 were immaterial.
On August 28, 2020, the Company entered into a three-year operating lease for property related
to the manufacturing and
warehousing
of the Blaw-Knox paver product line. The lease term is for the period from September 1, 2020 through August 31, 2023. In accordance with ASU
2016-02,
the Company recorded a ROU asset totaling $970,000 and related lease liabilities at inception.
 In March 2023, the Company extended the lease term through August 31, 2024. In accordance with ASU
2016-02,
the Company recorded a ROU asset totaling $352,000 and related lease liabilities upon extension.

On October 9, 2020, the Company entered into an operating lease for additional warehousing space. The original lease term was for one year beginning November 2020 with automatic one-year
renewals. In accordance with ASU
2016-02,
the Company recorded a ROU asset totaling $254,000 and related lease liabilities at inception. An additional $39,000 was recorded as a ROU asset and related lease liability in October 2021 to reflect the impact of the lease renewal. In March 2022, the ROU asset and related liability was reduced by $39,000 to reflect the impact of a reduction
in the square footage being leased.
For the quarter and six months ended March 31, 2023, operating lease costs were $107,000 and
$
214,000
,
 respectively, and cash payments related to these operating leases were $110,000 and $243,000, respectively. For the quarter and six months ended March 31, 2022, operating lease costs were $101,000 and $202,000, respectively, and cash payments related to these operating leases were $107,000 and $216,000, respectively.
Other information concerning the Company’s operating lease accounted for under
ASC
842 guidelines as of March 31, 2023 and September 30, 2022, is as follows:

	March 31, 2023	September 30, 2022
Operating lease ROU asset included in other long-term assets	$541,000	$396,000
Current operating lease liability	$393,000	$390,000
Non-current operating lease liability	$148,000	$6,000
Weighted average remaining lease term (in years)	0.67	1.00
Weighted average discount rate used in calculating ROU asset	4.3%	4.0%
Future annual minimum lease payments as of March 31, 2023 are as follows:

Fiscal Year	Annual Lease Payments
2023 (remaining 6 months)	$221,000
2024	330,000

Total	551,000
Less interest	(10,000)

Present value of lease liabilities	$541,000

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

Global, market and economic conditions may negatively impact our business, financial condition and share price

Concerns over inflation, geopolitical issues, and global financial markets have led to increased economic instability and expectations of slower global economic growth. Our business may be adversely affected by any such economic instability or unpredictability. Russia’s invasion of Ukraine and related sanctions has led to increased energy prices. Such sanctions and disruptions to the global economy may lead to additional inflation and may disrupt the global supply chain and could have a material adverse effect on our ability to secure supplies. The increased cost of oil, along with increased or prolonged periods of inflation, would likely increase our costs in the form of higher wages, further inflation on supplies and equipment necessary to operate our business. There is a risk that one or more of our suppliers could be negatively affected by global economic instability, which could adversely affect our ability to operate efficiently and timely complete our operational goals. As of the date of issuance of this Quarterly Report, the Company’s operations have not been significantly impacted.

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

Results of Operations

Quarter Ended March 31, 2023 versus March 31, 2022

Net revenues for the quarter ended March 31, 2023 decreased slightly to $30,501,000, from $30,654,000 for the quarter ended March 31, 2022.

As a percent of sales, gross profit margins increased to 29.8% in the quarter ended March 31, 2023, compared to 20.2% in the quarter ended March 31, 2022, on increased efficiency, absorption and favorable price realization.

Product engineering and development expenses decreased $46,000 to $874,000 for the quarter ended March 31, 2023, as compared to $920,000 for the quarter ended March 31, 2022 due primarily to reduced headcount.

Selling, general and administrative (“SG&A”) expenses decreased by $302,000 to $3,062,000 for the quarter ended March 31, 2023, compared to $3,364,000 for the quarter ended March 31, 2022. The decrease in SG&A expenses was primarily due to lower headcount and reduced professional expenses.

Operating income increased from $1,908,000 for the quarter ended March 31, 2022 to $5,161,000 for the quarter ended March 31, 2023, due to improved gross profit margins and reduced operating expenses.

For the quarter ended March 31, 2023, the Company had net non-operating income of $1,257,000 compared to net non-operating expense of $(1,329,000) for the quarter ended March 31, 2022. Interest and dividend income, net of fees, was $565,000 for the quarter ended March 31, 2023 as compared to $296,000 in the quarter ended March 31, 2022. In January 2023, the Company reallocated its investments in equities and mutual funds to fixed income, government securities which resulted in the increased interest income for the quarter ended March 31, 2023. The net realized and unrealized gains on marketable securities were $692,000 for the quarter ended March 31, 2023 versus net realized and unrealized losses of $(1,488,000) for the quarter ended March 31, 2022. The higher gains in fiscal 2023 were due to a stronger domestic stock market during the quarter ended March 31, 2023.

The effective income tax rates for the quarters ended March 31, 2023 and March 31, 2022, were 24.1% and 24.2%, respectively, based on the expected annual effective income tax rate.

Net income for the quarter ended March 31, 2023 was $4,873,000, or $0.33 basic and diluted earnings per share, versus $439,000, or $0.03 basic and diluted earnings per share, for the quarter ended March 31, 2022.

Six Months Ended March 31, 2023 versus March 31, 2022

Net sales for the six months ended March 31, 2023 and 2022 were $56,327,000 and $50,760,000, respectively, an increase of $5,567,000. The improved revenues were primarily in contract equipment and paver sales.

Gross profit margins increased to 26.5% for the six months ended March 31, 2023 from 19.5% for the six months ended March 31, 2022. The improved gross profit margins were due to increased efficiency, absorption and favorable price realization.

Product engineering and development expenses decreased $498,000 to $1,771,000 for the six months ended March 31, 2023, compared to $2,269,000 for the six months ended March 31, 2022 due primarily to reduced headcount. SG&A expenses decreased $902,000 to $5,861,000 for the six months ended March 31, 2023, compared to $6,763,000 the six months ended March 31, 2022. The decrease in SG&A expenses was primarily due to lower headcount and reduced professional expenses.

The Company had operating income of $7,280,000 for the six months ended March 31, 2023 versus $865,000 for the six months ended March 31, 2022. The increase in operating income was due primarily to the improved gross profit margins and reduced operating expenses.

For the six months ended March 31, 2023, the Company had net non-operating income of $3,712,000 compared to net non-operating expense of $(629,000) for the six months ended March 31, 2022. Interest and dividend income, net of fees, was $1,058,000, as compared to $573,000 for the six months ended March 31, 2022. The increase in interest income for the six months ended March 31, 2023, was due to the reallocation of the Company’s investments in equities and mutual funds to fixed income, government securities in January 2023. Net realized and unrealized gains on marketable securities were $2,654,000 for the six months ended March 31, 2023 versus net realized and unrealized losses of $(1,065,000) for the six months ended March 31, 2022. The higher gains in fiscal 2023 were due to a stronger domestic stock market during the six months ended March 31, 2023.

The effective income tax rates for the six months ended March 31, 2023 and March 31, 2022, were 24.0% and 30.0%, respectively, based on the expected annual effective income tax rate. Net income for the six months ended March 31, 2023 was $8,349,000, or $0.57 basic and diluted earnings per share, versus $165,000, or $0.01 basic and diluted earnings per share for the six months ended March 31, 2022.

Liquidity and Capital Resources

The Company generates capital resources through operations and returns on its investments.

The Company had no long-term or short-term debt outstanding at March 31, 2023 or September 30, 2022. As of March 31, 2023, the Company has funded $85,000 in cash deposits at insurance companies to cover related collateral needs. In April 2020, a financial institution issued an irrevocable standby letter of credit (“letter of credit”) on behalf of the Company for the benefit of one of the Company’s insurance carriers. The maximum amount that can be drawn by the beneficiary under the letter of credit is $150,000. The letter of credit expires in

April 2024, unless terminated earlier, and can be extended, as provided by the agreement. The Company intends to renew the letter of credit for as long as the Company does business with the beneficiary insurance carrier. The letter is collateralized by restricted cash of the same amount on any outstanding drawings. To date, no amounts have been drawn under the letter of credit.

As of March 31, 2023, the Company had $18,462,000 in cash and cash equivalents, and $87,851,000 in marketable securities, including $36,775,000 in corporate bonds, $3,343,000 in exchange-traded funds, $47,487,000 in government securities, and $246,000 in cash and money funds. The marketable securities are invested through a professional investment management firm. These securities may be liquidated into cash at any time.

The Company’s backlog was $37.4 million at March 31, 2023 compared to $44.9 million at March 31, 2022. The Company’s working capital (defined as current assets less current liabilities) was $159.8 million at March 31, 2023 and $150.1 million at September 30, 2022. Cash flows provided by operating activities during the six months ended March 31, 2023 were $10,055,000. The significant purchases, sales and maturities of marketable securities shown on the condensed consolidated statements of cash flows reflect the recurring purchases and sales of United States treasury bills, including the reallocation of investments in equities and mutual funds to United States treasury bills in January 2023. Accounts receivable increased $4,297,000, due primarily to increased paver sales and the timing and collection on parts sales. Costs and estimated earnings in excess of billings decreased $2,821,000 with the timing of inventory build and percentage of completion recognition on plant sales where revenue is recognized over time. Inventories increased by $7,988,000 due to progress on several large contract orders where revenue is recognized at a point in time and some stock build to compensate for the increasing lead times from suppliers. Customer deposits increased by $6,459,000 reflecting down payments and final payments on contract jobs not yet shipped.

Cash flows used in investing activities for the six months ended March 31, 2023 of $1,174,000 were related to capital expenditures, primarily for manufacturing processing and finishing equipment.

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

Contract assets (excluding accounts receivable) under contracts with customers represent revenue recognized in excess of amounts billed on equipment sales recognized over time. These contract assets were zero at March 31, 2023 and $2,118,000 at September 30, 2022. Contract assets are included in current assets as costs and estimated earnings in excess of billings on the Company’s condensed consolidated balance sheet at September 30, 2022.

Revenues from all other contracts for the design and manufacture of equipment, for service and for parts sales, net of any discounts and return allowances, are recorded at a point in time when control of the goods or services has been transferred. Control of the goods or service typically transfers at time of shipment or upon completion of the service.

Payment for equipment under contract with customers is typically due prior to shipment. Payment for services under contract with customers is due as services are completed. Accounts receivable related to contracts with customers for equipment sales were $144,000 and $142,000 at March 31, 2023 and September 30, 2022, respectively.

Product warranty costs are estimated using historical experience and known issues and are charged to production costs as revenue is recognized.

Under certain contracts with customers, recognition of a portion of the consideration received may be deferred and recorded as a contract liability if the Company has to satisfy a future obligation, such as to provide installation assistance. There were no contract liabilities other than customer deposits and billings in excess of costs and estimated earnings at March 31, 2023 and customer deposits at September 30, 2022. Customer deposits related to contracts with customers were $12,323,000 and $5,864,000 at March 31, 2023 and September 30, 2022, respectively, and are included in current liabilities on the Company’s condensed consolidated balance sheets. Billings in excess of costs and estimated earnings were $703,000 at March 31, 2023 and zero at September 30, 2022. These contract liabilities represent billings in excess of revenue recognized on equipment sales recognized over time, and are included current liabilities on the Company’s condensed consolidated balance sheet at March 31, 2023.

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

None.

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

Changes in Internal Control over Financial Reporting

The Company’s management, including the President and Chief Financial Officer, has reviewed the Company’s internal control over financial reporting. There were no changes in the Company’s internal control over financial reporting during the quarter and six months ended March 31, 2023 that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Part II. Other Information

Item 1. Legal Proceedings

From time to time the Company is engaged in legal proceedings in the ordinary course of business. We do not believe any current legal proceedings are material to our business.

Item 1A. Risk Factors

Our business, operations, and financial condition are subject to various risks and uncertainties. The risk factors described in Part I, Item 1A, “Risk Factors” contained in our Annual Report on Form 10-K for the year ended September 30, 2022, as filed with the SEC on December 16, 2022, should be carefully considered, together with the other information contained or incorporated by reference in this Quarterly Report on Form 10-Q and in our other filings filed with the SEC in connection with evaluating us, our business, and the forward-looking statements contained in this Quarterly Report on Form 10-Q. During the six months ended March 31, 2023, there have been no material changes from the risk factors previously disclosed under Part I, Item 1A, “Risk Factors” in our Annual Report on Form 10-K, for the year ended September 30, 2022, other than the addition of the following risk factor:

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

Item 6. Exhibits

Exhibit	Description

31.1	Certification of Principal Executive Officer Pursuant to Rule 13a – 14(a) of the Securities Exchange Act of 1934, as amended

31.2	Certification of Chief Financial Officer Pursuant to Rule 13a – 14(a) of the Securities Exchange Act of 1934, as amended

32	Certifications of Principal Executive Officer and Chief Financial Officer Pursuant to 18 U. S. C. Section 1350

101.1	Interactive Data File

101.INS	XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

101.SCH	XBRL Schema Document

101.CAL	XBRL Calculation Linkbase Document

101.DEF	XBRL Definition Linkbase Document

101.LAB	XBRL Label Linkbase Document

101.PRE	XBRL Presentation Linkbase Document

104	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2023, formatted in Inline XBRL (included in Exhibit 101)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

GENCOR INDUSTRIES, INC.

/s/ Marc G. Elliott
Marc G. Elliott
President
(Principal Executive Officer)

May 12, 2023

/s/ Eric E. Mellen
Eric E. Mellen
Chief Financial Officer
(Principal Financial and Accounting Officer)

May 12, 2023