Form 10-Q
period 2023-06-30
GENCOR INDUSTRIES INC
filed 2023-08-09
CIK 64472

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM
10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED
JUNE 30
,
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
12b-2
of the Exchange Act).     Yes  ☐    No  ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at August 4, 2023

Common stock, $.10 par value	12,338,845 shares
Class B stock, $.10 par value	2,318,857 shares

GENCOR INDUSTRIES, INC.

Cautionary Note Regarding Forward-Looking Statements

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

Part I. Financial Information
Item 1. Financial Statements
GENCOR INDUSTRIES, INC.
Condensed Consolidated Balance Sheets

	June 30, 2023 (Unaudited)	September 30, 2022
ASSETS
Current assets:
Cash and cash equivalents	$6,206,000	$9,581,000
Marketable securities at fair value (cost of $ 89,502,000 at June 30, 2023 and $ 94,879,000 at September 30, 2022)	88,413,000	89,300,000
Accounts receivable, less allowance for doubtful accounts of $ 598,000 at June 30, 2023 and $ 370,000 at September 30, 2022	3,477,000	2,996,000
Costs and estimated earnings in excess of billings	6,913,000	2,118,000
Inventories, net	66,791,000	55,815,000
Prepaid expenses and other current assets	2,995,000	2,669,000

Total current assets	174,795,000	162,479,000

Property and equipment, net	12,969,000	13,491,000
Deferred and other income taxes	1,872,000	2,893,000
Other long-term assets	488,000	450,000

Total Assets	$190,124,000	$179,313,000

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$3,400,000	$4,251,000
Customer deposits	5,834,000	5,864,000
Accrued expenses	1,976,000	1,885,000
Current operating lease liabilities	376,000	390,000

Total current liabilities	11,586,000	12,390,000
Non-current operating lease liabilities	60,000	6,000

Total liabilities	11,646,000	12,396,000

Commitments and contingencies
Shareholders’ equity:
Preferred stock, par value $.10 per share; 300,000 shares authorized; none issued	—	—
Common stock, par value $.10 per share; 15,000,000 shares authorized; 12,338,845 shares issued and outstanding at June 30, 2023 and September 30, 2022	1,234,000	1,234,000
Class B Stock, par value $.10 per share; 6,000,000 shares authorized; 2,318,857 shares issued and outstanding at June 30, 2023 and September 30, 2022	232,000	232,000
Capital in excess of par value	12,590,000	12,590,000
Retained earnings	164,422,000	152,861,000

Total shareholders’ equity	178,478,000	166,917,000

Total Liabilities and Shareholders’ Equity	$190,124,000	$179,313,000

See accompanying Notes to Condensed Consolidated Financial
Statements

GENCOR INDUSTRIES, INC.
Condensed Consolidated Statements of Operations
(Unaudited)

	For the Quarters Ended June 30,		For the Nine Months Ended June 30,
	2023	2022	2023	2022
Net revenue	$27,877,000	$29,647,000	$84,204,000	$80,407,000
Cost of goods sold	20,365,000	23,968,000	61,780,000	64,831,000

Gross profit	7,512,000	5,679,000	22,424,000	15,576,000
Operating expenses:
Product engineering and development	845,000	951,000	2,616,000	3,219,000
Selling, general and administrative	3,214,000	2,577,000	9,075,000	9,340,000

Total operating expenses	4,059,000	3,528,000	11,691,000	12,559,000

Operating income	3,453,000	2,151,000	10,733,000	3,017,000

Other income (expense), net:
Interest and dividend income, net of fees	673,000	304,000	1,731,000	877,000
Net realized and unrealized gains (losses) on marketable securities, net	46,000	(3,693,000)	2,700,000	(4,758,000)
Other	—	(1,000)		(139,000)

Total other income (expense), net	719,000	(3,390,000)	4,431,000	(4,020,000)

Income (loss) before income tax expense (benefit)	4,172,000	(1,239,000)	15,164,000	(1,003,000)
Income tax expense (benefit)	960,000	(224,000)	3,603,000	(153,000)

Net income (loss)	$3,212,000	$(1,015,000)	$11,561,000	$(850,000)

Basic and diluted income (loss) per common share	$0.22	$(0.07)	$0.79	$(0.06)

See accompanying Notes to Condensed Consolidated
Fi
nancial Statements

GENCOR INDUSTRIES, INC.
Condensed Consolidated Statements of Shareholders’ Equity
(Unaudited)

	For the Quarters and Nine Months Ended June 30, 2023
	Common Stock		Class B Stock		Capital in Excess of Par Value	Retained Earnings	Total Shareholders’ Equity
	Shares	Amount	Shares	Amount
September 30, 2022	12,338,845	$1,234,000	2,318,857	$232,000	$12,590,000	$152,861,000	$166,917,000
Net income	—	—	—	—	—	3,476,000	3,476,000

December 31, 2022	12,338,845	$1,234,000	2,318,857	$232,000	$12,590,000	$156,337,000	$170,393,000
Net income	—	—	—	—	—	4,873,000	4,873,000

March 31, 2023	12,338,845	$1,234,000	2,318,857	$232,000	$12,590,000	$161,210,000	$175,266,000
Net income	—	—	—	—	—	3,212,000	3,212,000

June 30, 2023	12,338,845	$1,234,000	2,318,857	$232,000	$12,590,000	$164,422,000	$178,478,000

	For the Quarters and Nine Months Ended June 30, 2022
	Common Stock		Class B Stock		Capital in Excess of Par Value	Retained Earnings	Total Shareholders’ Equity
	Shares	Amount	Shares	Amount
September 30, 2021	12,338,845	$1,234,000	2,318,857	$232,000	$12,590,000	$153,233,000	$167,289,000
Net loss	—	—	—	—	—	(274,000)	(274,000)

December 31, 2021	12,338,845	$1,234,000	2,318,857	$232,000	$12,590,000	$152,959,000	$167,015,000
Net income	—	—	—	—	—	439,000	439,000

March 31, 2022	12,338,845	$1,234,000	2,318,857	$232,000	$12,590,000	$153,398,000	$167,454,000
Net loss	—	—	—	—	—	(1,015,000)	(1,015,000)

June 30, 2022	12,338,845	$1,234,000	2,318,857	$232,000	$12,590,000	$152,383,000	$166,439,000

See accompanying Notes to Condensed Consolidated
Finan
cial Statements

GENCOR INDUSTRIES, INC. Condensed Consolidated Statements of Cash Flows For the Nine Months Ended June 30, 2 023 and 2022 (Unaudited)
	2023	2022
Cash flows from operating activities:
Net income (loss)	$11,561,000	$(850,000)
Adjustments to reconcile net income (loss) to cash used in operating activities:
Purchase of marketable securities	(118,867,000)	(101,913,000)
Proceeds from sale and maturity of marketable securities	122,282,000	100,705,000
Change in value of marketable securities	(2,528,000)	5,068,000
Deferred and other income taxes	1,021,000	(1,177,000)
Depreciation and amortization	2,091,000	2,063,000
Provision for doubtful accounts	290,000	140,000
Loss on disposal of assets	157,000	—
Changes in assets and liabilities:
Accounts receivable	(771,000)	(1,716,000)
Costs and estimated earnings in excess of billings	(4,795,000)	537,000
Inventories	(10,976,000)	(6,356,000)
Prepaid expenses and other current assets	(326,000)	(1,518,000)
Accounts payable	(851,000)	1,896,000
Customer deposits	(30,000)	2,192,000
Accrued expenses	93,000	(645,000)

Total adjustments	(13,210,000)	(724,000)

Cash flows used in operating activities	(1,649,000)	(1,574,000)

Cash flows from investing activities:
Capital expenditures	(1,726,000)	(2,184,000)

Cash flows used in investing activities	(1,726,000)	(2,184,000)

Net decrease in cash and cash equivalents	(3,375,000)	(3,758,000)
Cash and cash equivalents at:
Beginning of period	9,581,000	23,232,000

End of period	$6,206,000	$19,474,000

Non-cash investing and financing activities:
Operating lease right-of-use assets	$352,000	$—
Operating lease liabilities	$352,000	$—
See accompanying Notes to Condensed Consolidated Financial Statements

GENCOR INDUSTRIES, INC.
Notes to Condensed Consolidated Financial
S
tatements
(Unaudited)
Note 1 – Basis of Presentation
The accompanying condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form
10-Q
and Article 10 of Regulation
S-X.
Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all material adjustments (consisting of normal, recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the quarter and nine months ended June 30, 2023 are not necessarily indicative of the results that may be expected for the year ending September 30, 2023.
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
Note 2 – Marketable Securities and Fair Value Measurements
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

Th
e fair value of marketable equity securities (stocks), mutual funds, exchange-traded funds, government securities, and cash and money funds, are substantially based on quoted market prices (Level 1). Corporate bonds are valued using market standard valuation methodologies, including: discounted cash flow methodologies, and matrix pricing or other similar techniques. The inputs to these market standard valuation methodologies include, but are not limited to: interest rates, credit standing of the issuer or counterparty, industry sector of the issuer, coupon rate, call provisions, maturity, estimated duration and assumptions regarding liquidity and estimated future cash flows. In addition to bond characteristics, the valuation methodologies incorporate market data, such as actual trades completed, bids and actual dealer quotes, where such information is available. Accordingly, the estimated fair values are based on available market information and judgments about financial instruments (Level 2). Fair values of the Level 2 investments are provided by the Company’s professional investment management firms. From time to time the Company may transfer cash between its marketable securities portfolio and operating cash and cash equivalents.
The following table sets forth, by level, within the fair value hierarchy, the Company’s marketable securities measured at fair value as of June 30, 2023:

	Fair Value Measurements
	Level 1	Level 2	Level 3	Total
Exchange-Traded Funds	$3,345,000	$—	$—	$3,345,000
Corporate Bonds	—	34,635,000	—	34,635,000
Government Securities	50,331,000	—	—	50,331,000
Cash and Money Funds	102,000	—	—	102,000

Total	$53,778,000	$34,635,000	$—	$88,413,000

Net unrealized gains and (losses) included in the Condensed Consolidated Statements of Operations for the quarter and nine months ended June 30, 2023, were $46,000 and $4,490,000, respectively.
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

Net unrealized gains and (losses) included in the Condensed Consolidated Statements of Operations for the quarter and nine months ended June 30, 2022, were $(3,855,000) and $(5,386,000), respectively.
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
time.
Net inventories at June 30, 2023 and September 30, 2022 consist of the following:

	June 30, 2023	September 30, 2022
Raw materials	$36,672,000	$31,975,000
Work in process	17,976,000	13,903,000
Finished goods	12,143,000	9,937,000

	$66,791,000	$55,815,000

Slow-moving and obsolete inventory allowances were $9,551,000 and $8,192,000 at June 30, 2023 and September 30, 2022, respectively.
Note 4 – Costs and Estimated Earnings in Excess of Billings
Costs and estimated earnings in excess of billings on uncompleted contracts as of June 30, 2023 and September 30, 2022 consist of the following:

	June 30, 2023	September 30, 2022
Costs incurred on uncompleted contracts	$19,400,000	$12,660,000
Estimated earnings	7,143,000	4,780,000

	26,543,000	17,440,000
Billings to date	19,630,000	15,322,000

Costs and estimated earnings in excess of billings	$6,913,000	$2,118,000

Note 5 – Earnings (Loss) per Share Data
The condensed consolidated financial statements include basic and diluted earnings (loss) per share information. The following table sets forth the computation of basic and diluted earnings (loss) per share for the quarters and nine months ended June 30, 2023 and 2022:

	Quarter Ended June 30,		Nine Months Ended June 30,
	2023	2022	2023	2022
Net income (loss)	$3,212,000	$(1,015,000)	$11,561,000	$(850,000)

Common Shares:
Weighted average common shares outstanding	14,658,000	14,658,000	14,658,000	14,658,000
Effect of dilutive stock options	—	—	—	—

Diluted shares outstanding	14,658,000	14,658,000	14,658,000	14,658,000

Basic and diluted income (loss) per common share	$0.22	$(0.07)	$0.79	$(0.06)

The Company’s 2009 Incentive Compensation Plan expired on October 1, 2021 and as of November 1, 2021 there were no outstanding stock options under the 2009 Plan. There were no other existing equity compensation plans and arrangements previously approved by security holders as of June 30, 2023 and 2022.
Note 6 – Customers with 10% (or greater) of Net Revenues
During the quarter ended June 30, 2023,
three
customers accounted for 27.7%, 14.8% and 13.8%, respectively, of net revenues. During the nine months ended June 30, 2023,

on
e
 of these three customers
accounted for 11.9% of net revenues.
During the quarter ended June 30, 2022, two customers accounted for 15.2% and 14.5%, respectively, of net revenues. During the nine months ended June 30, 2022, no customer accounted for 10% or greater of net revenues.
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
Deferred tax assets and liabilities are measured using the rates expected to apply to taxable income in the years in which the temporary differences are expected to reverse and the credits are expected to be used. The effect on deferred tax assets and liabilities of the change in tax rates is recognized in income in the period that includes the enactment date. All available evidence, both positive and negative, is considered to determine whether, based on the weight of that evidence, the Company is more likely than not to realize the benefit of a deferred tax asset and whether a valuation allowance is needed for some portion or all of a deferred tax asset. No such valuation allowances were recorded as of June 30, 2023 and September 30, 2022.
The Company’s income tax provision is based on management’s estimate of the effective tax rate for the full year. The tax provision in any period will be affected by, among other things, permanent, as well as temporary differences in the deductibility of certain items, in addition to changes in tax legislation. As a result, the Company may experience significant fluctuations in the effective book tax rate (that is, its tax expense divided by pre-tax
book income) from period to period. The Company’s effective tax rates for the quarters and nine months ended June 30, 2023 and June 30, 2022 reflect income tax rates under the Tax Cuts and Jobs Act of 2017 (the “TCJA”).
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
Revenue from Contracts with Customers
(Topic 606). The following table disaggregates the Company’s net revenue by major source for the quarters and nine months ended June 30, 2023 and 2022:

	Quarter Ended June 30,		Nine Months Ended June 30,
	2023	2022	2023	2022
Equipment sales recognized over time	$11,309,000	$9,248,000	$23,022,000	$30,020,000
Equipment sales recognized at a point in time	9,012,000	13,729,000	37,105,000	28,402,000
Parts and component sales	6,317,000	5,419,000	19,445,000	18,243,000
Freight revenue	1,141,000	972,000	4,141,000	3,050,000
Other	98,000	279,000	491,000	692,000

Net revenue	$27,877,000	$29,647,000	$84,204,000	$80,407,000

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
Contract assets (excluding accounts receivable) under contracts with customers represent revenue recognized in excess of amounts billed on equipment sales recognized over time. These contract assets were $6,913,000 at June 30, 2023 and $2,118,000 at September 30, 2022. Contract assets are included in current assets as costs and estimated earnings in excess of billings on the Company’s condensed consolidated balance sheet at June 30, 2023 and September 30, 2022. The Company anticipates that all of the contract assets at June 30, 2023, will be billed and collected within one year.
Revenues from all other contracts for the design and manufacture of equipment, for service and for parts sales, net of any discounts and return allowances, are recorded at a point in time when control of the goods or services has been transferred. Control of the goods or service typically transfers at time of shipment or upon completion of the service.
Payment for equipment under contract with customers is typically due prior to shipment. Payment for services under contract with customers is due as services are completed. Accounts receivable related to contracts with customers for equipment sales were $73,000 and $142,000 at June 30, 2023 and September 30, 2022, respectively.
Product warranty costs are estimated using historical experience and known issues and are charged to production costs as revenue is recognized.
Under certain contracts with customers, recognition of a portion of the consideration received may be deferred and recorded as a contract liability if the Company has to satisfy a future obligation, such as to provide installation assistance. There were no contract liabilities other than customer deposits at June 30, 2023 and September 30, 2022. Customer deposits related to contracts with customers were $5,834,000 and $5,864,000 at June 30, 2023 and September 30, 2022, respectively, and are included in current liabilities on the Company’s condensed consolidated balance sheets.
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
Note 9 – Leases
The Company leases certain equipment under
non-cancelable
operating leases. Future minimum rental payments under these leases at June 30, 2023 were immaterial.
On August 28, 2020, the Company entered into a three-year operating lease for property related to the manufacturing and warehousing of the paver line. The lease term is for the period from September 1, 2020 through August 31, 2023. In accordance with ASU
2016-02,
the Company recorded a ROU asset totaling $970,000 and related lease liabilities at inception. In March 2023, the Company extended the lease term through August 31, 2024. In accordance with ASU
2016-02,
the Company recorded a ROU asset totaling $352,000 and related lease liabilities upon extension.
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
For the quarter and nine months ended June 30, 2023, operating lease costs were $101,000 and $315,000, respectively, and cash payments related to these operating leases were $101,000 and $344,000, respectively. For the quarter and nine months ended June 30, 2022, operating lease costs were $99,000 and $301,000, respectively, and cash payments related to these operating leases were $104,000 and $320,000, respectively.
Other information concerning the Company’s operating lease accounted for under ASC 842 guidelines as of June 30, 2023 and September 30, 2022, is as follows:

	June 30, 2023	September 30, 2022
Operating lease ROU asset included in other long-term assets	$436,000	$396,000
Current operating lease liability	$376,000	$390,000
Non-current operating lease liability	$60,000	$6,000
Weighted average remaining lease term (in years)	0.50	1.00
Weighted average discount rate used in calculating ROU asset	4.3%	4.0%

Future annual minimum lease payments as of June 30, 2023 are as follows:

Fiscal Year	Annual Lease Payments
2023 (remaining 3 months)	$114,000
2024	330,000

Total	444,000
Less interest	(8,000)

Present value of lease liabilities	$436,000

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

Results of Operations

Quarter Ended June 30, 2023 versus June 30, 2022

Net revenues for the quarter ended June 30, 2023 decreased $1,770,000 to $27,877,000, from $29,647,000 for the quarter ended June 30, 2022. The decrease in revenues was due to lower equipment sales.

As a percent of sales, gross profit margins increased to 26.9% in the quarter ended June 30, 2023, compared to 19.2% in the quarter ended June 30, 2022, on increased efficiency, absorption and favorable price realization.

Product engineering and development expenses decreased by $106,000 to $845,000 for the quarter ended June 30, 2023, as compared to $951,000 for the quarter ended June 30, 2022 due primarily to reduced headcount.

Selling, general and administrative (“SG&A”) expenses increased by $637,000 to $3,214,000 for the quarter ended June 30, 2023, compared to $2,577,000 for the quarter ended June 30, 2022. The increase in SG&A expenses was primarily due to trade show expenses.

Operating income increased from $2,151,000 for the quarter ended June 30, 2022 to $3,453,000 for the quarter ended June 30, 2023, due to improved gross profit margins partially offset by increased operating expenses.

For the quarter ended June 30, 2023, the Company had net other income of $719,000 compared to net other expense of $(3,390,000) for the quarter ended June 30, 2022. Interest and dividend income, net of fees, was $673,000 for the quarter ended June 30, 2023 as compared to $304,000 in the quarter ended June 30, 2022. Interest income for the quarter ended June 30, 2023 as compared to the prior year increased due to higher rates earned on fixed income investments coupled with the Company reallocating its holdings in equities to fixed income in January 2023. The net realized and unrealized gains on marketable securities were $46,000 for the quarter ended June 30, 2023 versus net realized and unrealized losses of $(3,693,000) for the quarter ended June 30, 2022. The fiscal 2022 investment losses were reflective of higher interest rates, inflation, market volatility and tightening of the Federal Reserve’s monetary policy.

The effective income tax rate for the quarter ended June 30, 2023 was an expense of 23.0% versus a benefit of 18.1% for the quarter ended June 30, 2022, based on the expected annual effective income tax rate.

Net income for the quarter ended June 30, 2023 was $3,212,000, or $0.22 per basic and diluted share, versus a net loss of $(1,015,000), or $(0.07) per basic and diluted share, for the quarter ended June 30, 2022.

Nine Months Ended June 30, 2023 versus June 30, 2022

Net revenues for the nine months ended June 30, 2023 and 2022 were $84,204,000 and $80,407,000, respectively, an increase of $3,797,000. The improved revenues were primarily due to higher equipment and parts sales.

Gross profit margins increased to 26.6% for the nine months ended June 30, 2023 from 19.4% for the nine months ended June 30, 2022. The improved gross profit margins were due to increased efficiency, absorption and favorable price realization.

Product engineering and development expenses decreased $603,000 to $2,616,000 for the nine months ended June 30, 2023, compared to $3,219,000 for the nine months ended June 30, 2022 due to reduced headcount and improved efficiency. SG&A expenses decreased $265,000 to $9,075,000 for the nine months ended June 30, 2023, compared to $9,340,000 the nine months ended June 30, 2022. The decrease in SG&A expenses was primarily due to lower headcount and reduced professional expenses partially offset by an increase in trade show expenses.

The Company had operating income of $10,733,000 for the nine months ended June 30, 2023 versus $3,017,000 for the nine months ended June 30, 2022. The increase in operating income was due primarily to the improved gross profit margins and reduced operating expenses.

For the nine months ended June 30, 2023, the Company had net other income of $4,431,000 compared to net other expense of $(4,020,000) for the nine months ended June 30, 2022. Interest and dividend income, net of fees, was $1,731,000 for the nine months ended June 30, 2023 as compared to $877,000 for the nine months ended June 30, 2022. Interest income for the nine months ended June 30, 2023 as compared to the prior year increased due to higher rates earned on fixed income investments coupled with the Company reallocating its holdings in equities to fixed income in January 2023. Net realized and unrealized gains on marketable securities were $2,700,000 for the nine months ended June 30, 2023 versus net realized and unrealized losses of $(4,758,000) for the nine months ended June 30, 2022. The higher gains in fiscal 2023 were due to a stronger domestic stock market.

The effective income tax rate for the nine months ended June 30, 2023 was an expense of 23.8% versus a benefit of 15.3% for the nine months ended June 30, 2022, based on the expected annual effective income tax rate. Net income for the nine months ended June 30, 2023 was $11,561,000, or $0.79 per basic and diluted share, versus a net loss of $(850,000), or $(0.06) per basic and diluted share for the nine months ended June 30, 2022.

Liquidity and Capital Resources

The Company generates capital resources through operations and returns on its investments.

The Company had no long-term or short-term debt outstanding at June 30, 2023 or September 30, 2022. In April 2020, a financial institution issued an irrevocable standby letter of credit (“letter of credit”) on behalf of the Company for the benefit of one of the Company’s insurance carriers. The maximum amount that can be drawn by the beneficiary under the letter of credit is $150,000. The letter of credit expires in April 2024, unless terminated earlier, and can be extended, as provided by the agreement. The Company intends to renew the letter of credit for as long as the Company does business with the beneficiary insurance carrier. The letter is collateralized by restricted cash of the same amount on any outstanding drawings. To date, no amounts have been drawn under the letter of credit.

As of June 30, 2023, the Company had $6,206,000 in cash and cash equivalents, and $88,413,000 in marketable securities, including $34,635,000 in corporate bonds, $3,345,000 in exchange-traded funds, $50,331,000 in government securities, and $102,000 in cash and money funds. The marketable securities are invested through a professional investment management firm. These securities may be liquidated into cash at any time.

The Company’s backlog was $27.9 million at June 30, 2023 compared to $40.2 million at June 30, 2022. The Company’s working capital (defined as current assets less current liabilities) was $163.2 million at June 30, 2023 and $150.1 million at September 30, 2022. Cash flows used in operating activities during the nine months ended June 30, 2023 were $1,649,000. The significant purchases, sales and maturities of marketable securities shown on the condensed consolidated statements of cash flows reflect the recurring purchases and sales of United States treasury bills, including the reallocation of investments in equities and mutual funds to United States treasury bills in January 2023. Costs and estimated earnings in excess of billings increased $4,795,000 with the timing of inventory build and percentage of completion recognition on sales where revenue is recognized over time. Inventories increased by $10,976,000 due to progress on several large sales orders where revenue is recognized at a point in time and some stock build to compensate for the increasing lead times from suppliers.

Cash flows used in investing activities for the nine months ended June 30, 2023 of $1,726,000 were related to capital expenditures, primarily for manufacturing processing and finishing equipment.

Seasonality

The Company’s primary business is the manufacture of asphalt plants, pavers and related components. These products typically experience a seasonal slowdown during the third and fourth quarters of the calendar year. This slowdown often results in lower reported sales and operating results during the first and fourth quarters of the fiscal year ended September 30.

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

Contract assets (excluding accounts receivable) under contracts with customers represent revenue recognized in excess of amounts billed on equipment sales recognized over time. These contract assets were $6,913,000 at June 30, 2023 and $2,118,000 at September 30, 2022. Contract assets are included in current assets as costs and estimated earnings in excess of billings on the Company’s condensed consolidated balance sheet at June 30, 2023 and September 30, 2022. The Company anticipates that all of the contract assets at June 30, 2023, will be billed and collected within one year.

Revenues from all other contracts for the design and manufacture of equipment, for service and for parts sales, net of any discounts and return allowances, are recorded at a point in time when control of the goods or services has been transferred. Control of the goods or service typically transfers at time of shipment or upon completion of the service.

Payment for equipment under contract with customers is typically due prior to shipment. Payment for services under contract with customers is due as services are completed. Accounts receivable related to contracts with customers for equipment sales were $73,000 and $142,000 at June 30, 2023 and September 30, 2022, respectively.

Product warranty costs are estimated using historical experience and known issues and are charged to production costs as revenue is recognized.

Under certain contracts with customers, recognition of a portion of the consideration received may be deferred and recorded as a contract liability if the Company has to satisfy a future obligation, such as to provide installation assistance. There were no contract liabilities other than customer deposits at June 30, 2023 and September 30, 2022. Customer deposits related to contracts with customers were $5,834,000 and $5,864,000 at June 30, 2023 and September 30, 2022, respectively, and are included in current liabilities on the Company’s condensed consolidated balance sheets.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Company’s President (Principal Executive Officer) and Chief Financial Officer (Principal Financial and Accounting Officer) evaluated the effectiveness of the design and operation of the Company’s “disclosure controls and procedures” (as defined in Rule 13a-15(e) under the Exchange Act) as of the end of the period covered by this Quarterly Report. Based upon that evaluation, the President and the Chief Financial Officer concluded that, as of the end of the period covered by this Quarterly Report, the Company’s disclosure controls and procedures are effective.

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

Changes in Internal Control over Financial Reporting

The Company’s management, including the President and Chief Financial Officer, has reviewed the Company’s internal control over financial reporting. There were no changes in the Company’s internal control over financial reporting during the quarter and nine months ended June 30, 2023 that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Part II. Other Information

Item 1. Legal Proceedings

From time to time the Company is engaged in legal proceedings in the ordinary course of business. We do not believe any current legal proceedings are material to our business.

Item 1A. Risk Factors

Our business, operations, and financial condition are subject to various risks and uncertainties. The risk factors described in Part I, Item 1A, “Risk Factors” contained in our Annual Report on Form 10-K for the year ended September 30, 2022, as filed with the SEC on December 16, 2022, should be carefully considered, together with the other information contained or incorporated by reference in this Quarterly Report on Form 10-Q and in our other filings filed with the SEC in connection with evaluating us, our business, and the forward-looking statements contained in this Quarterly Report on Form 10-Q. During the nine months ended June 30, 2023, there have been no material changes from the risk factors previously disclosed under Part I, Item 1A, “Risk Factors” in our Annual Report on Form 10-K, for the year ended September 30, 2022, other than the addition of the following risk factor:

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

Item 6. Exhibits

Exhibit	Description

31.1	Certification of Principal Executive Officer Pursuant to Rule 13a – 14(a) of the Securities Exchange Act of 1934, as amended

31.2	Certification of Chief Financial Officer Pursuant to Rule 13a – 14(a) of the Securities Exchange Act of 1934, as amended

32	Certifications of Principal Executive Officer and Chief Financial Officer Pursuant to 18 U. S. C. Section 1350

101.1	Interactive Data File

101.INS	XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

101.SCH	XBRL Schema Document

101.CAL	XBRL Calculation Linkbase Document

101.DEF	XBRL Definition Linkbase Document

101.LAB	XBRL Label Linkbase Document

101.PRE	XBRL Presentation Linkbase Document

104	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2023, formatted in Inline XBRL (included in Exhibit 101)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

GENCOR INDUSTRIES, INC.

/s/ Marc G. Elliott
Marc G. Elliott
President
(Principal Executive Officer)

August 9, 2023

/s/ Eric E. Mellen
Eric E. Mellen
Chief Financial Officer
(Principal Financial and Accounting Officer)

August 9, 2023