Form 10-K
period 2023-09-30
GENCOR INDUSTRIES INC
filed 2023-12-13
CIK 64472

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended September 30, 2023

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
    ☑
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

☑
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements.

☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to
§240.10D-1(b).  ☐
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

$160,204,000.
Indicate the number of shares outstanding of each of the registrant’s classes of Common Stock, as of the latest practicable date. As of December
8
, 2023:

Common Stock ($.10 par value):	12,338,845 shares
Class B Stock ($.10 par value):	2,318,857 shares

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s 2024 Proxy Statement for the Annual Meeting of the Stockholders (the “Proxy Statement”) are incorporated by reference into Part III hereof. Except with respect to information specifically incorporated by reference in this Form 10-K, the Proxy Statement is not deemed to be filed as a part hereof.

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

General

Gencor Industries, Inc. and its subsidiaries (the “Company,” “Gencor,” “we,” “us” or “our”) is a leading manufacturer of heavy machinery used in the production of highway construction equipment and materials and environmental control equipment.    The Company’s products are manufactured in the United States and sold through a combination of Company sales representatives and independent dealers and agents.

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

In 1998, the Company entered into agreements with Carbontronics, LLC, pursuant to which the Company designed, manufactured, sold and installed four synthetic fuel production plants. In addition to payment for the plants, the Company received membership interests in two synthetic fuel entities. These derived significant cash flows from the sale of synthetic fuel and tax credits (Internal Revenue Code, Section 29) and, consequently, distributed significant cash to the Company from 2001 to 2010. The tax credit legislation expired at the end of calendar year 2007. Consequently, the four synthetic fuel plants were decommissioned. The plants were sold or transferred to site owners in exchange for a release of all contracted liabilities related to the removal of plants from the sites. Gencor’s ownership in the two synthetic fuel entities ended in 2013. In 2020, the Company acquired the asphalt paver assets from Volvo Construction Equipment North America LLC.

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

Sales Backlog

The size of the Company’s backlog should not be viewed as an indicator of the Company’s quarterly or annualized revenues, due to the timing of order fulfillment of asphalt plants. The Company’s backlog was $57.8 million and $43.2 million as of December 1, 2023 and December 1, 2022, respectively.

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

Employees

As of September 30, 2023, the Company had 314 full-time and 3 part-time employees. The Company has a collective bargaining agreement covering employees at its Marquette, Iowa facility. No other employees are represented by a labor union or collective bargaining agreement.

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

During the year ended September 30, 2023, one customer accounted for 14.8% of net revenue. No customer accounted for 10% or more of net revenue for the year ended September 30, 2022. The loss of any relationship with a large customer, or a significant reduction in sales to any such customer, could adversely affect the Company’s revenues and, consequently, its business.

If the Company fails to comply with requirements relating to internal control over financial reporting under Section 404 of the Sarbanes-Oxley Act, the business could be harmed and its stock price could decline.

Rules adopted by the SEC pursuant to Section 404 of the Sarbanes-Oxley Act of 2002 require the Company to assess its internal control over financial reporting annually. The rules governing the standards that must be met for management to assess its internal control over financial reporting are complex. They require significant documentation, testing, and possible remediation of any significant deficiencies in and/or material weaknesses of internal controls in order to meet the detailed standards under these rules. The Company has evaluated its internal control over financial reporting as effective as of September 30, 2023. See Item 9A – Controls and Procedures – Management’s Annual Report on Internal Control over Financial Reporting. Although the Company concluded that its internal control over financial reporting was effective as of September 30, 2023, in future fiscal years, the Company may encounter unanticipated delays or problems in assessing its internal control over financial reporting as effective or in completing its assessments by the required dates. In addition, the Company cannot be assured that its independent registered public accountants will attest that internal control over financial reporting is effective in future fiscal years. If the Company cannot assess its internal control over financial reporting as effective, investor confidence and share value may be negatively impacted.

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

As part of its strategy, the Company intends to evaluate the acquisition of other companies, assets or product lines that would complement or expand the Company’s existing business or broaden its customer base. Although the Company conducts due diligence reviews of potential acquisition candidates, it may not be able to identify all material liabilities or risks related to potential acquisitions. There can be no assurance that the Company will be able to locate and acquire any business, retain key personnel and customers of an acquired business or integrate any acquired business successfully. Additionally, there can be no assurance that financing for any acquisition, if necessary, will be available on acceptable terms, if at all, or that the Company will be able to accomplish its strategic objectives in connection with any acquisition.

The Company’s marketable securities are comprised of cash and money funds, equities, corporate bonds, exchange-traded funds, and government securities invested through professional investment management firms and are subject to various risks, such as interest rates, markets, and credit.

The Company’s marketable securities are comprised of cash and money funds, equities, corporate bonds, exchange-traded funds, and government securities invested through professional investment management firms and are subject to various risks, such as interest rate risk, market risk, and credit risk. Due to the level of risk associated with certain investment securities and the level of uncertainty related to changes in the value of securities, adverse developments with respect to interest rates, the capital markets or the credit markets could have a material adverse impact on the value of these investment securities and ultimately, the Company’s results of operations.

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

The Company currently faces competition in product performance, price and service. Some of the Company’s competitors have greater financial, product development and marketing resources than the Company. If competition in the Company’s industry intensifies or if the current competitors enhance their products or lower their prices for competing products, the Company may lose sales or be required to lower the prices it charges for its products. This may reduce revenues from the Company’s products and services, lower its gross margins, or cause a loss in market share.

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

Concerns over inflation, geopolitical issues, global financial markets and global public health crises such as the COVID-19 pandemic have led to increased economic instability and expectations of slower global economic growth. Our business may be adversely affected by any such economic instability or unpredictability. Russia’s invasion of Ukraine and related sanctions has led to increased oil and natural gas prices. Additionally, the armed conflict involving Hamas and Israel, as well as further escalation of tensions between Israel and various countries in the Middle East and North Africa, may cause increased inflation in energy and logistics costs and could further cause general economic conditions in the U.S. or abroad to deteriorate. Such sanctions and disruptions to the global economy may lead to additional inflation and may disrupt the global supply chain and could have a material adverse effect on our ability to secure supplies. The increased cost of oil, along with increased or prolonged periods of inflation, would likely increase our costs in the form of higher wages, further inflation on supplies and equipment necessary to operate our business. There is a risk that one or more of our suppliers could be negatively affected by global economic instability, which could adversely affect our ability to operate efficiently and timely complete our operational goals.

The Company may suffer adverse consequences if it is deemed an investment company under the Investment Company Act of 1940, as amended (the “Investment Company Act”).

Under Section 3(a)(1)(C) of the Investment Company Act, a company is deemed to be an investment company if it is, or holds itself out as being, engaged primarily, or proposes to engage primarily, in the business of investing, reinvesting, or trading in securities and owns investment securities having a value exceeding 40% of the value of its total assets (exclusive of U.S. Government securities and cash items) on an unconsolidated basis. The Company believes that it is not an investment company under Section 3(a)(1)(A) of the Investment Company Act because it does not hold itself out as being engaged primarily in the business of investing, reinvesting, or trading in securities. Rather, the Company has been a manufacturer of heavy equipment used in the production of asphalt for highway construction and environmental control equipment for over 50 years. The Company’s core products include asphalt plants, asphalt pavers, combustion systems, and fluid heat transfer systems.

As reflected on the Company’s balance sheet at September 30, 2023, the Company owns a significant amount of marketable securities, which include cash, cash equivalents, government and corporate bonds, and exchange-traded funds. Section 3(a)(2) defines the term “investment securities”, as used in Section 3(a)(1)(C) to include all marketable securities except government securities and cash and cash equivalents. The value of the Company’s investment securities is significantly below 40% of the value of its total assets (excluding government securities and cash items) at September 30, 2023.

If the Company was deemed to be, and was required to register as an investment company, the Company would comply with the requirements of the Investment Company Act. As an investment company, the Company would be (i) subjected to disclosure and accounting guidance geared toward investment, rather than operating, companies; (ii) significantly limited in its ability to borrow money, issue options, issue multiple classes of stock and debt, and engage in transactions with affiliates; and (iii) required to undertake significant costs and expenses to meet other disclosure, reporting, and regulatory requirements to which it would be subject as a registered investment company.

The Company faces risks with the acquisition of Blaw-Knox and any future acquisitions.

The Company acquired the Blaw-Knox paver assets on October 1, 2020. The success of this acquisition depends, in part, on the Company’s ability to successfully grow the business and realize anticipated benefits, including any synergies. It may take longer than expected to realize growth in the business or realize anticipated benefits, which may be smaller than the Company expected. Also, there are a number of challenges and risks involved in the Company’s ability to successfully integrate Blaw-Knox with its current business. Any of these factors could have a material adverse effect on the Company’s business, financial condition, results of operations, or cash flows.

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

The following table lists the operating properties owned or leased by the Company as of September 30, 2023:

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

As of September 30, 2023, there were 162 holders of common stock of record and 6 holders of Class B stock of record. The Company has not paid cash dividends during the last two fiscal years and has no intention to pay cash dividends in the foreseeable future.

EQUITY COMPENSATION PLANS

The Company’s 2009 Incentive Compensation Plan expired on October 1, 2021. There were no other equity compensation plans and arrangements previously approved by security holders as of September 30, 2023.

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

Results of Operations

Year ended September 30, 2023 compared with the year ended September 30, 2022

Net revenue for the year ended September 30, 2023 increased slightly to $105,075,000 from $103,479,000 for the year ended September 30, 2022. Net revenue for the fourth quarter of fiscal 2023 decreased 9.5% to $20,871,000 compared to $23,072,000 for the quarter ended September 30, 2022.

As a percent of sales, gross profit margins increased to 27.6% in fiscal 2023 from 19.9% in fiscal 2022 on increased parts sales at higher margins, and improved efficiency, absorption and favorable price realization.

Product engineering and development (“PED”) expense in fiscal 2023 decreased $867,000 to $3,458,000 from $4,325,000 in fiscal 2022 due to reduced headcount and improved efficiency. Selling, general and administrative (“SG&A”) expenses in fiscal 2023 increased $102,000 to $12,154,000 from $12,052,000 in fiscal 2022.

Fiscal 2023 had operating income of $13,425,000 versus $4,167,000 in fiscal 2022. The increase in operating income was due to improved gross profit margins and reduced operating expenses.

As of September 30, 2023 and 2022, the cost basis of the investment portfolio was $85,514,000 and $94,879,000, respectively. $10,000,000 was transferred from the investment portfolio to cash to fund operating needs of the business during fiscal 2023. For the year ended September 30, 2023, interest and dividend income, net of fees, was $2,108,000, as compared to $1,305,000 for year ended September 30, 2022. Interest income for the year ended September 30, 2023 as compared to the prior year increased due to higher rates earned on fixed income investments coupled with the Company reallocating a majority of its holdings in equities to fixed income in January 2023. Net realized and unrealized gains on marketable securities were $3,243,000 for the year ended September 30, 2023 versus net realized and unrealized losses of $(7,009,000) for the year ended September 30, 2022. The higher gains in fiscal 2023 were due to a stronger domestic stock market. The fiscal 2022 investment losses reflect the general decline in global equity and bond markets in the prior year. The total cash, cash equivalents and investments balance at September 30, 2023 was $101,283,000, compared to $98,881,000 at September 30, 2022, an increase of $2,402,000.

The effective income tax rate for fiscal 2023 was 21.9% versus (78.0%) in fiscal 2022. The income tax benefit for fiscal 2022 reflects the impact of book to tax timing differences in the deductibility of certain items, the benefit from research and development tax refunds and credits, and other adjustments.

In fiscal 2022, the Company generated $475,000 of federal research and development tax credits (“R&D Credits”), all of which were used in fiscal 2022. There were no R&D Credits generated in fiscal 2023 and there were no carryforwards of R&D Credits as of September 30, 2023 or September 30, 2022.

Net income for the year ended September 30, 2023 was $14,666,000 or $1.00 per diluted share versus net loss of $(372,000) or $(0.03) per diluted share for the year ended September 30, 2022.

Liquidity and Capital Resources

The Company generates capital resources through operations and returns from its investments.

The Company had no long-term debt outstanding at September 30, 2023 or 2022. In April 2020, a financial institution issued an irrevocable standby letter of credit (“letter of credit”) on behalf of the Company for the benefit of one of the Company’s insurance carriers. The maximum amount that can be drawn by the beneficiary under the letter of credit is $150,000. The letter of credit expires in April 2024, unless terminated earlier, and can be extended, as provided by the agreement. The Company intends to renew the letter of credit for as long as the Company does business with the beneficiary insurance carrier. The letter is collateralized by restricted cash of the same amount on any outstanding drawings. To date, no amounts have been drawn under the letter of credit.

As of September 30, 2023, the Company had $17,031,000 in cash and cash equivalents, and $84,252,000 in marketable securities. The marketable securities are invested through a professional investment management firm. The securities may be liquidated at any time into cash and cash equivalents.

The Company’s backlog, which includes orders received through the filing date of this Annual Report, was $75.8 million at September 30, 2023 versus $60.2 million at September 30, 2022. The Company’s working capital was $164.8 million at September 30, 2023 versus $150.1 million at September 30, 2022.

The significant purchases, sales and maturities of marketable securities shown on the consolidated statements of cash flows typically reflect the frequent purchase and sale of United States treasury bills.

Year ended September 30, 2023 compared with the year ended September 30, 2022

Cash flows provided by operations in fiscal 2023 were $10,196,000 primarily resulting from net income and sale of marketable securities, and partially offset by increased inventory. The significant purchases, sales and maturities of marketable securities shown on the consolidated statements of cash flows reflect purchases and sales of United States treasury bills and notes. Inventories increased by $15,712,000 primarily due to progress on several large contract orders where revenue is recognized at a point in time, the impact of the inflationary environment on raw material and wage price increases, and stock build to adjust for the increasing lead times from suppliers.

Cash flows used in operations in fiscal 2022 was $9,135,000 primarily resulting from increased inventory. The significant purchases, sales and maturities of marketable securities shown on the consolidated statements of cash flows reflect purchases and sales of United States treasury bills and notes. Inventories increased by $13,927,000 primarily due to progress on several large contract orders where revenue is recognized at a point in time, the impact of the inflationary environment on raw material and wage price increases, and some stock build to adjust for the increasing lead times from suppliers. Accounts payable increased by $1,146,000 due primarily to the additional payables related to the increase in inventory.

Cash flows used in investing activities for the years ended September 30, 2023 and September 30, 2022, were $2,746,000 and $4,516,000, respectively, and were primarily related to the capital expenditures for manufacturing processing and finishing equipment.

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

Contract assets (excluding accounts receivable) under contracts with customers represent revenue recognized in excess of amounts billed on equipment sales recognized over time. These contract assets were $1,508,000 and $2,118,000 at September 30, 2023 and 2022, respectively, and are included in current assets as costs and estimated earnings in excess of billings on the Company’s consolidated balance sheets. The Company anticipates that all of the contract assets at September 30, 2023, will be billed and collected within one year.

Revenues from all other contracts for the design and manufacture of equipment, for service and for parts sales, net of any discounts and return allowances, are recorded at a point in time when control of the goods or services has been transferred. Control of the goods or service typically transfers at time of shipment or upon completion of the service.

Payment for equipment under contract with customers is typically due prior to shipment. Payment for services under contract with customers is due as services are completed. Accounts receivable related to contracts with customers at September 30, 2023 and September 30, 2022 were $114,000 and $142,000, respectively.

Product warranty costs are estimated using historical experience and known issues and are charged to production costs as revenue is recognized.

Under certain contracts with customers, recognition of a portion of the consideration received may be deferred and recorded as a contract liability if the Company has to satisfy a future obligation, such as to provide installation assistance. There were no contract liabilities other than customer deposits at September 30, 2023 and September 30, 2022. Customer deposits related to contracts with customers were $6,815,000 and $5,864,000 at September 30, 2023 and 2022, respectively, and are included in current liabilities on the Company’s consolidated balance sheets.

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

Inflation

The overall effects of inflation on the Company’s business during fiscal 2023 and 2022 have been significant relative to prior years. The Company monitors the prices it charges for its products and services on an ongoing basis and has been able to adjust its prices to take into account future changes in the rate of inflation.

Contractual Obligations

The Company had no long-term or short-term debt as of September 30, 2023 and there was no long-term debt facility in place at September 30, 2023.

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

On August 28, 2020, the Company entered into a three year operating lease for property related to the manufacturing and warehousing of the Blaw-Knox paver business. The lease term was for the period September 1, 2020 through August 31, 2023. In March 2023, the Company extended the lease term through August 31, 2024. On October 9, 2020, the Company entered into an operating lease for additional warehousing space for paver inventory. The lease term is for one year beginning November 2020 with automatic one-year renewals.

Off-Balance Sheet Arrangements

None

ITEM 7A	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Shareholders of Gencor Industries, Inc.:
Opinions on the Consolidated Financial Statements and Internal Control over Financial Reporting
We have audited the accompanying consolidated balance sheets of Gencor Industries, Inc. (the “Company”) as of September 30, 2023 and 2022, and the related consolidated statements of operations, shareholders’ equity, and cash flows for each of the years ended September 30, 2023 and 2022, and the related notes (collectively referred to as the consolidated financial statements). We have also audited the Company’s internal control over financial reporting as of September 30, 2023, based on criteria established in
Internal Control – Integrated Framework (2013)
issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of September 30, 2023 and 2022, and the results of its operations and its cash flows for each of the years ended September 30, 2023 and 2022, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of September 30, 2023, based on criteria established in
Internal Control – Integrated Framework (2013)
issued by COSO.
Basis for Opinions
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
Allowance for Slow-Moving and Obsolete Inventories
As disclosed in Note 1 of the notes to the Company’s consolidated financial statements, the Company records an estimated allowance for slow-moving and obsolete inventories to state the Company’s inventories at the lower of cost or net realizable value. The Company relies on, among other things, past usage, sales experience, recent order and quote activity, possible alternative uses, future sales forecasts, and its strategic business plan to develop the estimate. As a result of management’s assessment, the Company recorded an allowance for slow-moving and obsolete inventories of approximately $9,813,000 as of September 30, 2023.
Auditing management’s estimate of the allowance for slow-moving and obsolete inventories involved subjective evaluation and high degree of auditor judgement due to significant assumptions involved in estimating future inventory turnover and sales.
The following are the primary procedures we performed to address this critical audit matter. We evaluated the design and tested operating effectiveness of certain internal controls that address the risks of material misstatement relating to recording inventory at the lower of cost or net realizable value. We tested the accuracy and completeness of the underlying data used in calculating the inventory allowance, including testing of a sample of inventory usage transactions, and recomputed the allowance calculation. We also evaluated the Company’s ability to accurately estimate the assumptions used to develop the estimate by comparing historical allowance amounts to the history of actual inventory write-offs. Furthermore, we reviewed management’s business plan and forecasts of future sales.

Revenue from Contracts with Customers Where Revenue Is Recognized Over Time
As disclosed in Note 1 of the notes to the Company’s consolidated financial statements, the Company recognizes revenues from contracts with customers for the design, manufacture and sale of custom equipment over time when the performance obligation is satisfied by transferring control of the equipment. Control of the equipment transfers over time, as the equipment is unique to the specific contract and thus does not create an asset with an alternative use to the Company. Revenues and costs are recognized in proportion to actual labor costs incurred, as compared with total estimated labor costs expected to be incurred, during the entire contract. Changes to total estimated contract costs or losses, if any, are recognized in the period in which they are determined. The Company recorded approximately $34,150,000 in revenue from custom equipment sales contracts during the year ended September 30, 2023.
Auditing management’s estimate of total estimated labor costs expected to be incurred for the entire contract with respect to incomplete contracts, and the percentage of completion on those contracts as of the end of the year involved subjective evaluation and a high degree of auditor judgement due to significant assumptions involved in estimating total labor costs to complete.
The following are the primary procedures we performed to address this critical audit matter. We evaluated the design and tested operating effectiveness of certain internal controls that address the risks of material misstatement relating to recording revenue from contracts with customers where revenue is recognized over time. We tested the accuracy and completeness of the underlying data used in calculating the percentage of completion on incomplete contracts, including review of contracts, change orders, and underlying labor and material costs, and recomputed the percentage of completion on individual contracts. We also evaluated the Company’s ability to accurately estimate the assumptions used to develop the estimate by comparing historical cost estimates to actual costs on completed contracts.
We have served as the Company’s auditor since 2001.
/s/ MSL, P.A.
MSL, P.A.
Certified Public Accountants
PCAOB ID Number:

569
Orlando, Florida
December
13
, 2023

2
5

Part I. Financial Information
GENCOR INDUSTRIES, INC.
Consolidated Balance Sheets
As of September 30, 2023 and 2022

ASSETS	2023	2022
Current assets:
Cash and cash equivalents	$17,031,000	$9,581,000
Marketable securities at fair value (cost of $85,514,000 at September 30, 2023 and $94,879,000 at September 30, 2022)	84,252,000	89,300,000
Accounts receivable, less allowance for doubtful accounts of $545,000 at September 30, 2023 and $370,000 at September 30, 2022	2,467,000	2,996,000
Costs and estimated earnings in excess of billings	1,508,000	2,118,000
Inventories, net	71,527,000	55,815,000
Prepaid expenses	2,169,000	2,669,000

Total current assets	178,954,000	162,479,000

Property and equipment, net	13,246,000	13,491,000
Deferred and other income taxes	3,167,000	2,893,000
Other long-term assets	381,000	450,000

Total Assets	$195,748,000	$179,313,000

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$3,269,000	$4,251,000
Customer deposits	6,815,000	5,864,000
Accrued expenses	3,753,000	1,885,000
Current operating lease liabilities	328,000	390,000

Total current liabilities	14,165,000	12,390,000
Non-current operating lease liabilities	—	6,000

Total liabilities	14,165,000	12,396,000

Commitments and contingencies
Shareholders’ equity:
Preferred stock, par value $.10 per share; 300,000 shares authorized; none issued	—	—
Common stock, par value $.10 per share; 15,000,000 shares authorized; 12,338,845 shares issued and outstanding at September 30, 2023 and 2022	1,234,000	1,234,000
Class B Stock, par value $.10 per share; 6,000,000 shares authorized; 2,318,857 shares issued and outstanding at September 30, 2023 and 2022	232,000	232,000
Capital in excess of par value	12,590,000	12,590,000
Retained earnings	167,527,000	152,861,000

Total shareholders’ equity	181,583,000	166,917,000

Total Liabilities and Shareholders’ Equity	$195,748,000	$179,313,000

See accompanying Notes to Consolidated Financial Statements

2
6

GENCOR INDUSTRIES, INC.
Consolidated Statements of Operations
For the Years Ended September 30, 2023 and 2022

	2023	2022
Net revenue	$105,075,000	$103,479,000
Cost of goods sold	76,038,000	82,935,000

Gross profit	29,037,000	20,544,000
Operating expenses:
Product engineering and development	3,458,000	4,325,000
Selling, general and administrative	12,154,000	12,052,000

Total operating expenses	15,612,000	16,377,000

Operating income	13,425,000	4,167,000
Other income (expense), net:
Interest and dividend income, net of fees	2,108,000	1,305,000
Realized and unrealized gains (losses) on marketable securities, net	3,243,000	(7,009,000)
Other	—	(156,000)

	5,351,000	(5,860,000)

Income (loss) before income tax expense (benefit)	18,776,000	(1,693,000)
Income tax expense (benefit)	4,110,000	(1,321,000)

Net income (loss)	$14,666,000	$(372,000)

Basic earnings (loss) per common share	$1.00	$(0.03)

Diluted earnings (loss) per common share	$1.00	$(0.03)

See accompanying Notes to Consolidated Financial Statements

2
7

GENCOR INDUSTRIES, INC.
Consolidated Statements of Shareholders’ Equity
For the Years Ended September 30, 2023 and 2022

	Common Stock		Class B Stock		Capital in Excess of	Retained	Total Shareholders’
	Shares	Amount	Shares	Amount	Par Value	Earnings	Equity
September 30, 2021	12,338,845	$1,234,000	2,318,857	$232,000	$12,590,000	$153,233,000	$167,289,000
Net loss	—	—	—	—	—	(372,000)	(372,000)

September 30, 2022	12,338,845	$1,234,000	2,318,857	$232,000	$12,590,000	$152,861,000	$166,917,000
Net income	—	—	—	—	—	14,666,000	14,666,000

September 30, 2023	12,338,845	$1,234,000	2,318,857	$232,000	$12,590,000	$167,527,000	$181,583,000

See accompanying Notes to Consolidated Financial Statements

2
8

GENCOR INDUSTRIES, INC.
Consolidated Statements of Cash Flows
For the Years Ended September 30, 2023 and 2022

	2023	2022
Cash flows from operating activities:
Net income (loss)	$14,666,000	$(372,000)
Adjustments to reconcile net income (loss) to cash flows provided by (used in) operating activities:
Purchase of marketable securities	(172,341,000)	(135,551,000)
Proceeds from sale and maturity of marketable securities	180,285,000	133,966,000
Change in value of marketable securities	(2,896,000)	7,261,000
Deferred and other income taxes	(274,000)	(3,287,000)
Depreciation and amortization	2,834,000	2,823,000
Provision for doubtful accounts	290,000	194,000
Loss on disposal of assets	157,000	—
Changes in assets and liabilities, excluding the initial effects of business combinations:
Accounts receivable	239,000	(568,000)
Costs and estimated earnings in excess of billings	610,000	(215,000)
Inventories	(15,712,000)	(13,927,000)
Prepaid expenses	500,000	(467,000)
Accounts payable	(982,000)	1,146,000
Customer deposits	951,000	620,000
Accrued expenses and other	1,869,000	(758,000)

Total adjustments	(4,470,000)	(8,763,000)

Cash flows provided by (used in) operating activities	10,196,000	(9,135,000)

Cash flows used in investing activities:
Capital expenditures	(2,746,000)	(4,516,000)

Cash flows used in investing activities	(2,746,000)	(4,516,000)

Net increase (decrease) in cash and cash equivalents	7,450,000	(13,651,000)
Cash and cash equivalents at:
Beginning of year	9,581,000	23,232,000

End of year	$17,031,000	$9,581,000

Non-cash investing and financing activities:
Operating lease right-of-use assets	$352,000	$—
Operating lease liabilities	$352,000	$—
See accompanying Notes to Consolidated Financial Statements

2
9

GENCOR INDUSTRIES, INC.
Notes to Consolidated Financial Statements
For the Years Ended September 30, 2023 and 2022
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
Accounting Pronouncements and Policies
There are no accounting pronouncements recently issued or newly effective that had, or are expected to have, a material impact on the Company’s consolidated financial statements.
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
Earnings
 (Loss)
per Share
The consolidated financial statements include basic and diluted earnings (loss) per share (“EPS”) information. Basic EPS is based on the weighted-average number of shares outstanding. Diluted EPS is based on the sum of the weighted-average number of shares outstanding plus common stock equivalents. There were no common stock equivalents as of September 30, 2023 and September 30, 2022.
The following presents the calculation of the basic and diluted EPS for the years ended September 30, 2023 and 2022:

	2023			2022
	Net Income	Shares	EPS	Net Loss	Shares	EPS
Basic EPS	$14,666,000	14,658,000	$1.00	$(372,000)	14,658,000	$(0.03)
Common stock equivalents		—			—

Diluted EPS	$14,666,000	14,658,000	$1.00	$(372,000)	14,658,000	$(0.03)

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
The following table sets forth by level, within the fair value hierarchy, the Company’s assets measured at fair value as of September 30, 2023:

	Fair Value Measurements
	Level 1	Level 2	Level 3	Total
Exchange-Traded Funds	$3,327,000	$—	$—	$3,327,000
Corporate Bonds	—	33,160,000	—	33,160,000
Government Securities	47,672,000	—	—	47,672,000
Cash and Money Funds	93,000	—	—	93,000

Total	$51,092,000	$33,160,000	$—	$84,252,000

Net unrealized gains reported during fiscal 2023 on trading securities still held as of September 30, 2023, were $4,316,000. There were no transfers of investments between Level 1 and Level 2 during the year ended September 30, 2023.

$10,000,000 was transferred from the investment portfolio to cash to fund operating needs of the business during fiscal 2023.
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
Foreign Currency Transactions
Gains and losses resulting from foreign currency transactions are included in income and were not significant during the years ended September 30, 2023 and 2022.
Risk Management
Financial instruments that potentially subject the Company to concentrations of credit risk primarily consist of cash and cash equivalents, marketable securities, and accounts receivable. The Company maintains its cash accounts in various domestic financial institutions which may from time to time exceed federally insured limits. Operating cash is retained in overnight sweep accounts which allow for offsets to treasury service charges. The marketable securities include investments in cash and money funds, mutual funds, exchange traded funds (“ETF’s”), corporate bonds, government securities and equities
through professional investment management firms. Investment securities are exposed to various risks, such as interest rate, market and credit risks.
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
Changes in the allowance for slow-moving and obsolete inventories are as follows:

	2023	2022
Balance, beginning of year	$8,192,000	$5,397,000
Charged to cost of sales	2,147,000	2,966,000
Disposal of inventory, net of recoveries	(526,000)	(171,000)

Balance, end of year	$9,813,000	$8,192,000

3
2

Property and Equipment
Property and equipment are stated at cost (see Note 4). Depreciation of property and equipment is computed using the straight-line method over the estimated useful lives of the related assets, as follows:

Years
Land improvements	15
Buildings & improvements	6-40
Equipment	2-10
Impairments
Property and equipment, and intangible assets subject to amortization, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset (or asset group) may not be recoverable. An impairment loss would be recognized when the carrying amount of an asset exceeds the estimated undiscounted cash flows expected to result from the use of the asset and its eventual disposition. The amount of the impairment loss to be recorded is calculated by the excess of the asset’s carrying value over its fair value. Fair value is generally determined using a discounted cash flow analysis. No such impairment losses were recorded during the years ended September 30, 2023 and 2022.
Revenues and Expenses
The Company accounts for revenues and related expenses under the provisions of ASU
No. 2014-09.
The following table disaggregates the Company’s net revenue by major source for the years ended September 30, 2023 and 2022:

	2023	2022
Equipment sales recognized over time	$34,150,000	$37,572,000
Equipment sales recognized at a point in time	40,138,000	36,898,000
Parts and component sales	25,298,000	23,856,000
Freight revenue	4,664,000	4,709,000
Other	825,000	444,000

Net revenue	$105,075,000	$103,479,000

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
Contract assets (excluding accounts receivable) under contracts with customers represent revenue recognized in excess of amounts billed on equipment sales recognized over time. These contract assets were $1,508,000 and $2,118,000 at September 30, 2023 and 2022, respectively, and are included in current assets as costs and estimated earnings in excess of billings on the Company’s consolidated balance sheets. The Company anticipates that all of the contract assets at September 30, 2023, will be billed and collected within one year.
Revenues from all other contracts for the design and manufacture of equipment, for service and for parts sales, net of any discounts and return allowances, are recorded at a point in time when control of the goods
or
services has been transferred. Control of the goods or service typically transfers at time of shipment or upon completion of the service.

3
3

Payment for equipment under contract with customers is typically due prior to shipment. Payment for services under contract with customers is due as services are completed. Accounts receivable related to contracts with customers for equipment sales were $114,000 and $142,000 at September 30, 2023 and September 30, 2022, respectively.
Product warranty costs are estimated using historical experience and known issues and are charged to production costs as revenue is recognized.
Changes in the accrual for warranty and related costs as of September 30, 2023 and 2022 consisted of the following:

	2023	2022
Balance, beginning of year	$244,000	$291,000
Warranties issued	523,000	110,000
Warranties settled	(401,000)	(157,000)

Balance, end of year	$366,000	$244,000

Provisions for estimated returns and allowances, and other adjustments are provided for in the same period the related sales are recorded. Returns and allowances, which reduce product revenue, are estimated using historical experience.
Under certain contracts with customers, recognition of a portion of the consideration received may be deferred and recorded as a contract liability if the Company has to satisfy a future obligation, such as to provide installation assistance. There were no contract liabilities other than customer deposits at September 30, 2023 and September 30, 2022. Customer deposits related to contracts with customers were $6,815,000 and $5,864,000 at September 30, 2023 and 2022, respectively, and are included in current liabilities on the Company’s consolidated balance sheets.
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
Changes in the allowance for doubtful accounts as of September 30, 2023 and 2022 consisted of the following:

	2023	2022
Balance, beginning of year	$370,000	$321,000
Provision for doubtful accounts	290,000	194,000
Provision for estimated returns and allowances	335,000	267,000
Uncollectible accounts written off	(65,000)	(81,000)
Returns and allowances issued	(385,000)	(331,000)

Balance, end of year	$545,000	$370,000

Shipping and Handling Costs
Shipping and handling costs are included in production costs in the consolidated statements of operations.

3
4

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
Deferred tax assets and liabilities are measured using the rates expected to apply to taxable income in the years in which the temporary differences are expected to reverse and the credits are expected to be used. The effect on deferred tax assets and liabilities of the change in tax rates is recognized in income in the period that includes the enactment date. All available evidence, both positive and negative, is considered to determine whether, based on the weight of that evidence, the Company is more likely than not to realize the benefit of a deferred tax asset and whether a valuation allowance is needed for some portion or all of a deferred tax asset. No such valuation allowances were recorded as of September 30, 2023 and 2022.
The Company’s income tax provision is based on management’s estimate of the effective tax rate for the full year. The tax provision in any period will be affected by, among other things, permanent, as well as temporary differences in the deductibility of certain items, in addition to changes in tax legislation. As a result, the Company may experience significant fluctuations in the effective book tax rate (that is, its tax expense divided by pre-tax
book income) from period to period. The Company’s effective tax rates for fiscal 2023 and 2022 reflect the impact of the reduced rates under the U.S. Tax Cuts and Jobs Act (the “Tax Reform Act”) which was signed into law on December 22, 2017.
Comprehensive Income
For the years ended September 30, 2023 and 2022, other comprehensive income is equal to net income.
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
For fiscal 2023 and 2022, total revenues of $105,075,000 and $103,479,000, and total long-term assets of $16,794,000 and $16,834,000, respectively, were attributed to the United States. Revenues are attributed to geographic areas based on the location of the assets producing the revenues.
Customers with 10% (or greater) of Net Revenues
During the year ended September 30, 2023, one customer accounted for 14.8% of net revenue. No customer accounted for 10% or more of net revenue for the year ended September 30, 2022.
Subsequent Events
Management has evaluated events occurring from September 30, 2023 through the
date these consolidated financial statements were filed with the Securities and Exchange Commission for proper recording and disclosure herein.

3
5

NOTE 2 – INVENTORIES
Inventories are valued at the lower of cost or net realizable value.
Net inventories as of September 30, 2023 and 2022 consisted of the following:

	September 30,
	2023	2022
Raw materials	$35,918,000	$31,975,000
Work in process	22,923,000	13,903,000
Finished goods	12,686,000	9,937,000

Inventories, net	$71,527,000	$55,815,000

Slow-moving and obsolete inventory reserves were $9,813,000 and $8,192,000 at September 30, 2023 and 2022, respectively.
NOTE 3 – COSTS AND ESTIMATED EARNINGS IN EXCESS OF BILLINGS
Costs and estimated earnings in excess of billings on uncompleted contracts as of September 30, 2023 and 2022 consisted of the following:

	September 30,
	2023	2022
Costs incurred on uncompleted contracts	$18,468,000	$12,660,000
Estimated earnings	7,939,000	4,780,000

	26,407,000	17,440,000
Billings to date	24,899,000	15,322,000

Costs and estimated earnings in excess of billings	$1,508,000	$2,118,000

NOTE 4 – PROPERTY AND EQUIPMENT
Property and equipment as of September 30, 2023 and 2022 consisted of the following:

	September 30,
	2023	2022
Land and improvements	$3,425,000	$3,329,000
Buildings and improvements	14,882,000	13,578,000
Equipment	27,249,000	26,521,000

	45,556,000	43,428,000
Less: Accumulated depreciation and amortization	(32,310,000)	(29,937,000)

Property and equipment, net	$13,246,000	$13,491,000

Property and equipment includes approximately $22,693,000 and $20,467,000 of fully depreciated assets, which remained in service during fiscal 2023 and 2022, respectively. Also, included in property and
equipment as of September 30, 2023 and 2022 is approximately $1,295,000 and $1,702,000, respectively, of assets not yet placed in operation and, therefore, not subject to depreciation during the years ended September 30, 2023 and 2022, respectively.

3
6

NOTE 5 – ACCRUED EXPENSES
Accrued expenses as of September 30, 2023 and 2022 consisted of the following:

	September 30,
	2023	2022

Payroll and related accruals	$1,315,000	$1,083,000
Warranty and related accruals	366,000	244,000
Property tax accruals	235,000	233,000
Income taxes payable	1,379,000	—
Professional fees	169,000	243,000
Other	289,000	82,000

Accrued expenses	$3,753,000	$1,885,000

NOTE 6 – INCOME TAXES
The provision for income tax expense (benefit) consisted of the following:

	Year Ended September 30,
	2023	2022
Current:
Federal	$4,151,000	$1,680,000
State	279,000	317,000

Total current	4,430,000	1,997,000

Deferred:
Federal	(328,000)	(2,701,000)
State	8,000	(617,000)

Total deferred	(320,000)	(3,318,000)

Income tax expense (benefit)	$4,110,000	$(1,321,000)

A reconciliation of the federal statutory tax rate to the total tax provision (benefit) is as follows:

	Year Ended September 30,
	2023		2022

Federal income taxes computed at the statutory rate	21.0%		(21.0%)
State income taxes, net of federal benefit	1.4%		(11.8%)
Research & development tax refunds & credits	—		(28.8%)
Dividend received deduction	(0.3	% )	(6.4%)
Other, net	(0.2	% )	(10.0%)

Effective income tax rate	21.9%		(78.0%)

3
7

Deferred income tax assets and liabilities as of September 30, 2023 and 2022 consisted of the following:

	September 30,
	2023	2022
Deferred Tax Assets:
Accrued liabilities and reserves	$352,000	$155,000
Allowance for doubtful accounts	123,000	83,000
Inventory	3,901,000	3,166,000
Unrealized loss on investments	554,000	1,272,000
Net operating losses carryforwards	331,000	352,000

Gross Deferred Income Tax Assets	5,261,000	5,028,000

Deferred and Other Tax Liabilities:
Domestic international sales corporation	—	(136,000)
Property and equipment	(1,918,000)	(1,868,000)
Unrecognized tax benefits	(176,000)	(131,000)

Gross Deferred and Other Income Tax Liabilities	(2,094,000)	(2,135,000)

Net Deferred and Other Income Tax Assets	$3,167,000	$2,893,000

Total income taxes paid in fiscal 2023 and 2022 were $2,300,000 and $2,839,000, respectively.
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
Significant judgment is required in evaluating the Company’s uncertain tax position and determining the Company’s provision for taxes. Although the Company believes the reserves of unrecognized tax benefits (“UTB’s”) are reasonable, no assurance can be given that the final outcome of these matters will not be different from that which is reflected in the Company’s historical income tax provision and accruals. The Company adjusts these reserves in light of changing facts and circumstances. As of September 30, 2023 and 2022, the Company had UTB’s of $
176,000 and $
131,000.
The Company accrued $45,000 and $131,000 of UTB’s in the years ended September 30, 2023 and September 30, 2022, respectively. UTB’s of $150,000 at September 30, 2021 were used in the year ended September 30, 2022.
The Company recognizes interest and penalties accrued related to UTB’s as a component of income tax expense. There were no additional accruals of interest expense nor penalties of significance during fiscal years ended September 30, 2023 and 2022. It is reasonably possible that the amount of the UTB’s with respect to certain unrecognized tax positions will increase or decrease during the next 12 months. The Company does not expect the change to have a material effect on its results of operations or its financial position. The only expected potential reason for change would be the ultimate results stemming from any examinations by taxing authorities. If recognized, the entire amount of UTB’s would have an impact on the Company’s effective income tax rate.
The effective income tax rate for fiscal 2023 was 21.9% versus (78.0%) in fiscal 2022.
In fiscal 2022, the Company generated $475,000 of federal research and development tax credits (“R&D Credits”), all of which were used in fiscal 2022. There were no R&D Credits generated in fiscal 2023 and there were no carryforwards of R&D Credits as of September 30, 2023 or September 30, 2022.

3
8

The Company files U.S. federal income tax returns, as well as Florida, Iowa and Pennsylvania income tax returns. The Company’s U.S. federal income tax returns filed for tax years prior to fiscal year ended September 30, 2020 are generally no longer subject to examination by taxing authorities due to the expiration of the statute of limitations.
NOTE 7 – RETIREMENT BENEFITS
The Company has a voluntary 401(k) employee benefit plan, which covers all eligible, domestic employees. The Company makes discretionary matching contributions subject to a maximum level, in accordance with the terms of the plan. The Company charged approximately $343,000 and $425,000 to expense under the provisions of the plan during the years ended September 30, 2023 and 2022, respectively.
NOTE 8 – LONG-TERM DEBT AND ARRANGEMENTS WITH FINANCIAL INSTITUTIONS
The Company had no long-term debt outstanding at September 30, 2023 or 2022. The Company does not currently require a credit facility.
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
NOTE 9 – LEASES
The Company leases certain equipment under
non-cancelable
operating leases. Future minimum rental payments under these leases at September 30, 2023 are immaterial. Total rental expense for the fiscal years ended September 30, 2023 and 2022 was $47,000 and $57,000, respectively.
On August 28, 2020, the Company entered into a three-year operating lease for property related to the manufacturing and warehousing of the Blaw-Knox assets. The lease term was for the period beginning on September 1, 2020 through August 31, 2023. In accordance with ASU
2016-02,
the Company recorded a ROU asset totaling $970,000 and related lease liabilities at inception. In March 2023, the Company extended the lease term through August 31, 2024. In accordance with ASU
2016-02,
the Company recorded a ROU asset totaling $352,000 and related lease liabilities upon extension.
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
For the year ended September 30, 2023, operating lease costs were $429,000 and cash payments related to these operating leases were $458,000. For the year ended September 30, 2022, operating lease costs were $425,000 and cash payments related to
these operating leases were $396,000.
Other information concerning the Company’s operating lease accounted for under ASC 842 guidelines as of September 30, 2023 and September 30, 2022, is as follows:

	September 30, 2023	September 30, 2022
Operating lease ROU asset included in other long-term assets	$328,000	$396,000
Current operating lease liability	328,000	390,000
Non-current operating lease liability	—	6,000
Weighted average remaining lease term (in years)	0.51	1.00
Weighted average discount rate used in calculating ROU asset	4.5%	4.0%

3
9

Future annual minimum lease payments as of September 30, 2023 are as follows:

Fiscal Year	Annual Lease Payments
2024	$336,000
Less interest	(8,000)

Present value of lease liabilities	$328,000

NOTE 10 – COMMITMENTS AND CONTINGENCIES
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
Stock-Based Compensation
On March 17, 2009, the shareholders of the Company approved the 2009 Incentive Compensation Plan (the “2009 Plan”). The 2009 Plan expired on October 1, 2021, and 30,000 remaining outstanding options were cancelled on November 1, 2021. There were no other equity compensation plans and arrangements previously approved by security holders as of September 30, 2023 and September 30, 2022.

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

As of the end of the period covered by this Annual Report, the Company conducted an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s President and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Exchange Act Rules 13a-15(b). Based on this evaluation, the Company’s President and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of September 30, 2023.

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

In order to ensure that the Company’s internal control over financial reporting is effective, management regularly assesses such controls and did so most recently as of September 30, 2023. This assessment was based on criteria for effective internal control over financial reporting described in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management believes the Company maintained effective internal control over financial reporting as of September 30, 2023.

Attestation Report of the Independent Registered Public Accounting Firm

The effectiveness of the Company’s internal control over financial reporting as of September 30, 2023 has been audited by MSL, P.A., an independent registered public accounting firm, as stated in their report which appears in Item 8 under the heading “Report of Independent Registered Public Accounting Firm.”

Changes in Internal Control over Financial Reporting

The Company’s management, including the President and Chief Financial Officer, has reviewed the Company’s internal control over financial reporting. There were no changes in the Company’s internal control over financial reporting during the year ended September 30, 2023 that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B	OTHER INFORMATION

None

ITEM 9C	DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable

PART III

ITEM 10	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this Item 10 is incorporated herein by reference to the Company’s Definitive Proxy Statement for the 2024 Annual Meeting of Stockholders.

ITEM 11	EXECUTIVE COMPENSATION

The information required by this Item 11 is incorporated herein by reference to the Company’s Definitive Proxy Statement for the 2024 Annual Meeting of Stockholders.

ITEM 12	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this Item 12 is incorporated herein by reference to the Company’s Definitive Proxy Statement for the 2024 Annual Meeting of Stockholders.

ITEM 13	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this Item 13 is incorporated herein by reference to the Company’s Definitive Proxy Statement for the 2024 Annual Meeting of Stockholders.

ITEM 14	PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this Item 14 is incorporated herein by reference to the Company’s Definitive Proxy Statement for the 2024 Annual Meeting of Stockholders.

PART IV

ITEM 15	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)

A listing of financial statements and financial statement schedules filed as part of this Annual Report and which financial statements and schedules are incorporated into this report by reference, is set forth in the “Index to Financial Statements and Financial Statement Schedules” in Item 8 hereof.

(b)	Exhibit Index

EXHIBIT NUMBER	DESCRIPTION	FILED HEREWITH

3.1	Restated Certificate of Incorporation of Company, incorporated by reference to Exhibit 3.1 to Registration No. 33-627(P)

3.2	Amended and Restated By-Laws of Gencor Industries, Inc., incorporated by reference to Exhibit 3.2 to the Company’s Annual Report on Form 10-K for the year ended September 30, 2007

3.3	Certificate of Amendment, changing name of Mechtron International Corporation to Gencor Industries, Inc. and adding a “twelfth” article regarding director liability limitation, incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 1987(P)

4.1	Form of Common Stock certificate, incorporated by reference to Exhibit 4.1 to Registration No. 33-627(P)

4.2	Description of Registrant’s Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934, as Amended	X

10.1	The Company’s 2009 Incentive Compensation Plan, as incorporated by reference to the Company’s 2009 Proxy Statement filed with the Securities and Exchange Commission on Schedule 14A on January 28, 2009

10.2	Form of Agreement for Nonqualified Stock Options granted in 1986, incorporated by reference to the Annual Report on Form 10-K for the year ended December 31, 1986(P)

10.3	1997 Stock Option Plan incorporated by reference to Exhibit A to the Company’s Proxy Statement on 14A, filed March 3, 1997

10.4	First Amendment to the Stock Option Plan Agreement incorporated by reference to Exhibit 10.12 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2005

21.1	Subsidiaries of the Registrant	X

23.1	Consent of Independent Registered Public Accountants	X

31.1	Certification of Principal Executive Officer Pursuant to Rule 13a – 14(a) of the Securities Exchange Act of 1934, as amended	X

31.2	Certification of Chief Financial Officer Pursuant to Rule 13a – 14(a) of the Securities Exchange Act of 1934, as amended	X

32.1	Certifications of Principal Executive Officer and Chief Financial Officer Pursuant to 18 U. S. C. Section 1350	X

97.1	Clawback Policy	X

EXHIBIT NUMBER	DESCRIPTION	FILED HEREWITH

101	Interactive Data File

101.INS	XBRL Instance Document	X

101.SCH	XBRL Taxonomy Extension Schema	X

101.CAL	XBRL Taxonomy Extension Calculation Linkbase	X

101.DEF	XBRL Taxonomy Extension Definition Linkbase	X

101.LAB	XBRL Taxonomy Extension Label Linkbase	X

101.PRE	XBRL Taxonomy Extension Presentation Linkbase	X

104	The cover page from the Company’s Annual Report on Form 10-K for the year ended September 30, 2023, formatted in Inline XBRL (included in Exhibit 101)	X

ITEM 16	FORM 10-K SUMMARY

None

SIGNATURES

Pursuant to the requirements of Sections 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Annual Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: December 13, 2023	GENCOR INDUSTRIES, INC. (Registrant)

/s/ Marc G. Elliott
Marc G. Elliott
President & Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated. The signatures of Directors constitute a majority of Directors.

/s/ E.J. Elliott		/s/ Marc G. Elliott
E.J. Elliott	December 13, 2023	Marc G. Elliott	December 13, 2023
Chairman		President & Director
(Principal Executive Officer)

/s/ Eric E. Mellen
Eric E. Mellen	December 13, 2023
Chief Financial Officer
(Principal Financial and Accounting Officer)

/s/ General John G. Coburn		/s/ Walter A. Ketcham
Gen. John G. Coburn	December 13, 2023	Walter A. Ketcham	December 13, 2023
Director		Director

/s/ Thomas A. Vecchiolla
Thomas A. Vecchiolla	December 13, 2023
Director

45