Form 10-Q
period 2023-12-31
GENCOR INDUSTRIES INC
filed 2024-02-06
CIK 64472

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM
10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 2023
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD:
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
12b-2
of the Exchange Act).    Yes  ☐    No  ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at February 5, 2024
Common stock, $.10 par value	12,338,845 shares
Class B stock, $.10 par value	2,318,857 shares

GENCOR INDUSTRIES, INC.

Introductory Note: Caution Concerning Forward-Looking Statements

This Quarterly Report on Form 10-Q (this “Quarterly Report”) and the Company’s other communications and statements may contain certain “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), including statements about the Company’s beliefs, plans, objectives, goals, expectations, estimates, projections and intentions. All forward-looking statements, by their nature, are subject to significant risks and uncertainties and are subject to change based on various factors, many of which are beyond the Company’s control. The Company’s actual future results may differ materially from those set forth in the Company’s forward-looking statements depending on a variety of important factors, including the financial condition of the Company’s customers, changes in the economic and competitive environments and demand for the Company’s products. In addition, the impact of the invasion by Russia into Ukraine and the conflict between Israel and Hamas, as well as actions taken by other countries, including the U.S., in response to such conflicts, could result in a disruption in our supply chain and higher costs of our products. The words “may,” “could,” “should,” “would,” “believe,” “anticipate,” “estimate,” “expect,” “intend,” “plan,” “target,” “goal,” and similar expressions are intended to identify forward-looking statements.

For information concerning these factors and related matters, see the following sections of the Company’s Annual Report on Form 10-K for the year ended September 30, 2023: (a) Part I, Item 1A, “Risk Factors” and (b) Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations”. However, other factors besides those referenced could adversely affect the Company’s results, and you should not consider any such list of factors to be a complete set of all potential risks or uncertainties. Any forward-looking statement made by the Company herein speaks as of the date of this Quarterly Report. The Company does not undertake to update any forward-looking statements, except as required by law.

Unless the context otherwise indicates, all references in this Quarterly Report to the “Company,” “Gencor,” “we,” “us,” or “our,” or similar words are to Gencor Industries, Inc. and its subsidiaries.

Part I. Financial
Information
Item 1. Financial
Statements
GENCOR INDUSTRIES, INC.
Condensed Consolidated Balance Sheets

	December 31, 2023 (Unaudited)	September 30, 2023

ASSETS
Current assets:
Cash and cash equivalents	$18,559,000	$17,031,000
Marketable securities at fair value (cost of $86,134,000 at December 31, 2023 and $85,514,000 at September 30, 2023)	86,231,000	84,252,000
Accounts receivable, less allowance for doubtful accounts of $485,000 at December 31, 2023 and $545,000 at September 30, 2023	4,028,000	2,467,000
Costs and estimated earnings in excess of billings	6,164,000	1,508,000
Inventories, net	72,209,000	71,527,000
Prepaid expenses and other current assets	2,377,000	2,169,000

Total current assets	189,568,000	178,954,000

Property and equipment, net	12,947,000	13,246,000
Deferred and other income taxes	2,855,000	3,167,000
Other long-term assets	288,000	381,000

Total Assets	$205,658,000	$195,748,000

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$3,709,000	$3,269,000
Customer deposits	12,702,000	6,815,000
Accrued expenses	3,103,000	3,753,000
Current operating lease liabilities	235,000	328,000

Total current liabilities	19,749,000	14,165,000

Total liabilities	19,749,000	14,165,000

Commitments and contingencies
Shareholders’ equity:
Preferred stock, par value $.10 per share; 300,000 shares authorized; none issued	—	—
Common stock, par value $.10 per share; 15,000,000 shares authorized; 12,338,845 shares issued and outstanding at December 31, 2023 and September 30, 2023	1,234,000	1,234,000
Class B Stock, par value $.10 per share; 6,000,000 shares authorized; 2,318,857 shares issued and outstanding at December 31, 2023 and September 30, 2023	232,000	232,000
Capital in excess of par value	12,590,000	12,590,000
Retained earnings	171,853,000	167,527,000

Total shareholders’ equity	185,909,000	181,583,000

Total Liabilities and Shareholders’ Equity	$205,658,000	$195,748,000

See accompanying Notes to Condensed Consolidated Financial Statements

GENCOR INDUSTRIES, INC. Condensed Consolidated Income Statements For the Quarters Ended December 31, 2023 and 2022 (Unaudited)
	2023	2022
Net revenue	$26,018,000	$25,825,000
Cost of goods sold	18,484,000	20,010,000

Gross profit	7,534,000	5,815,000
Operating expenses:
Product engineering and development	801,000	897,000
Selling, general and administrative	3,350,000	2,799,000

Total operating expenses	4,151,000	3,696,000

Operating income	3,383,000	2,119,000
Other income, net:
Interest and dividend income, net of fees	716,000	493,000
Realized and unrealized gains on marketable securities, net	1,519,000	1,962,000

	2,235,000	2,455,000

Income before income tax expense	5,618,000	4,574,000
Income tax expense	1,292,000	1,098,000

Net income	$4,326,000	$3,476,000

Basic income per common share	$0.30	$0.24

Diluted income per common share	$0.30	$0.24

See accompanying Notes to Condensed Consolidated Financial Statements

GENCOR INDUSTRIES, INC.
Condensed Consolidated Statements
of
Shareholders’ Equity
(Unaudited)
For the Quarter Ended December 31, 2023

	Common Stock		Class B Stock		Capital in Excess of Par Value	Retained Earnings	Total Shareholders’ Equity
	Shares	Amount	Shares	Amount
September 30, 2023	12,338,845	$1,234,000	2,318,857	$232,000	$12,590,000	$167,527,000	$181,583,000
Net income	—	—	—	—	—	4,326,000	4,326,000

December 31, 2023	12,338,845	$1,234,000	2,318,857	$232,000	$12,590,000	$171,853,000	$185,909,000

For the Quarter Ended December 31, 2022

	Common Stock		Class B Stock		Capital in Excess of Par Value	Retained Earnings	Total Shareholders’ Equity
	Shares	Amount	Shares	Amount
September 30, 2022	12,338,845	$1,234,000	2,318,857	$232,000	$12,590,000	$152,861,000	$166,917,000
Net income	—	—	—	—	—	3,476,000	3,476,000

December 31, 2022	12,338,845	$1,234,000	2,318,857	$232,000	$12,590,000	$156,337,000	$170,393,000

See accompanying Notes to Condensed Consolidated Financial Statements

GENCOR INDUSTRIES, INC. Condensed Consolidated Statements of Cash Flows For the Quarters Ended December 31, 2023 and 2022 (Unaudited)
	2023	2022
Cash flows from operating activities:
Net income	$4,326,000	$3,476,000
Adjustments to reconcile net income to cash provided by (used in) operating activities:
Purchase of marketable securities	(13,102,000)	(42,080,000)
Proceeds from sale and maturity of marketable securities	12,522,000	41,427,000
Change in value of marketable securities	(1,399,000)	(1,765,000)
Deferred and other income taxes	312,000	490,000
Depreciation and amortization	665,000	705,000
Provision for doubtful accounts	—	75,000
Loss on disposal of assets	—	157,000
Changes in assets and liabilities:
Accounts receivable	(1,561,000)	(1,738,000)
Costs and estimated earnings in excess of billings	(4,656,000)	(2,832,000)
Inventories	(682,000)	(3,500,000)
Prepaid expenses and other current assets	(208,000)	36,000
Accounts payable	440,000	134,000
Customer deposits	5,887,000	2,523,000
Accrued expenses	(650,000)	(6,000)

Total adjustments	(2,432,000)	(6,374,000)

Cash flows provided by (used in) operating activities	1,894,000	(2,898,000)

Cash flows from investing activities:
Capital expenditures	(366,000)	(705,000)

Cash flows used in investing activities	(366,000)	(705,000)

Net increase (decrease) in cash and cash equivalents	1,528,000	(3,603,000)
Cash and cash equivalents at:
Beginning of period	17,031,000	9,581,000

End of period	$18,559,000	$5,978,000

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
and Article 10 of Regulation
S-X.
Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all material adjustments (consisting of normal, recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the quarter ended December 31, 2023 are not necessarily indicative of the results that may be expected for the year ending September 30, 2024.
The accompanying Condensed Consolidated Balance Sheet at September 30, 2023 has been derived from the audited financial statements at that date but does not include all of the information and notes required by generally accepted accounting principles for complete financial statements.
These condensed consolidated financial statements and accompanying notes should be read in conjunction with the audited consolidated financial statements and accompanying notes included in our Annual Report on Form
10-K
for the year ended September 30, 2023 filed with the Securities and Exchange Commission on December 13, 2023.
Recent Accounting Pronouncements
No accounting pronouncements recently issued or newly effective have had, or are expected to have, a material impact on the Company’s condensed consolidated financial statements.
Global, market and economic conditions may negatively impact our business, financial condition and share price
Concerns over inflation, geopolitical issues and global financial markets have led to increased economic instability and expectations of slower global economic growth. Our business may be adversely affected by any such economic instability or unpredictability. Russia’s invasion of Ukraine and related sanctions has led to increased energy prices. Such sanctions and disruptions to the global economy may lead to additional inflation and may disrupt the global supply chain and could have a material adverse effect on our ability to secure supplies. The increased cost of oil, along with increased or prolonged periods of inflation, would likely increase our costs in the form of higher wages, further inflation on supplies and equipment necessary to operate our business. Additionally, the armed conflict involving Hamas and Israel, as well as further escalation of tensions between Israel, the U. S., and various countries in the Middle East and North Africa, may cause increased inflation in energy and logistics costs and could further cause general economic conditions in the U.S. or abroad to deteriorate. There is a risk that one or more of our suppliers could be negatively affected by global economic instability, which could adversely affect our ability to operate efficiently and timely complete our operational goals. As of the date of issuance of this Quarterly Report, the Company’s operations have not been significantly impacted.
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
The following table sets forth, by level, within the fair value hierarchy, the Company’s marketable securities measured at fair value as of December 31, 2023:

	Fair Value Measurements
	Level 1	Level 2	Level 3	Total

Exchange-Traded Funds	$3,462,000	$—	$—	$3,462,000
Corporate Bonds	—	30,501,000	—	30,501,000
Government Securities	52,104,000	—	—	52,104,000
Cash and Money Funds	164,000	—	—	164,000

Total	$55,730,000	$30,501,000	$—	$86,231,000

Net unrealized gains recognized during the quarter ended December 31, 2023 on trading securities still held as of December 31, 2023 were $1,359,000.
The following table sets forth by level, within the fair value hierarchy, the Company’s assets measured at fair value as of September 30, 2023:

	Fair Value Measurements
	Level 1	Level 2	Level 3	Total

Exchange-Traded Funds	$3,327,000	$—	$—	$3,327,000
Corporate Bonds	—	33,160,000	—	33,160,000
Government Securities	47,672,000	—	—	47,672,000
Cash and Money Funds	93,000	—	—	93,000

Total	$51,092,000	$33,160,000	$—	$84,252,000

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
Net inventories at December 31, 2023 and September 30, 2023 consist of the following:

	December 31, 2023	September 30, 2023
Raw materials	$37,896,000	$35,918,000
Work in process	22,759,000	22,923,000
Finished goods	11,554,000	12,686,000

	$72,209,000	$71,527,000

Slow-moving and obsolete inventory reserves were $9,915,000 and $9,813,000 at December 31, 2023 and September 30, 2023, respectively.
Note 4 – Costs and Estimated Earnings in Excess of Billings
Costs and estimated earnings in excess of billings on uncompleted contracts as of December 31, 2023 and September 30, 2023 consist of the following:

	December 31, 2023	September 30, 2023
Costs incurred on uncompleted contracts	$21,196,000	$18,468,000
Estimated earnings	8,785,000	7,939,000

	29,981,000	26,407,000
Billings to date	23,817,000	24,899,000

Costs and estimated earnings in excess of billings	$6,164,000	$1,508,000

Note 5 – Earnings per Share Data
The following table sets forth the computation of basic and diluted income (loss) per share for the quarters ended December 31, 2023 and 2022:

	Quarter Ended December 31,
	2023	2022
Net Income	$4,326,000	$3,476,000

Common Shares:
Weighted average common shares outstanding	14,658,000	14,658,000
Common stock equivalents	—	—

Diluted shares outstanding	14,658,000	14,658,000

Basic:
Net income per share	$0.30	$0.24

Diluted:
Net income per share	$0.30	$0.24

The Company’s 2009 Incentive Compensation Plan expired on October 1, 2021. There were no
other existing equity compensation plans and arrangements previously approved by security holders as of December 31, 2023 and 2022.

Note 6 – Customers with 10% (or greater) of Net Revenues
During the quarter ended December 31, 2023, one customer accounted for
20.3
%

of net revenues.
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
Deferred tax assets and liabilities are measured using the rates expected to apply to taxable income in the years in which the temporary differences are expected to reverse and the credits are expected to be used. The effect on deferred tax assets and liabilities of the change in tax rates is recognized in income in the period that includes the enactment date. All available evidence, both positive and negative, is considered to determine whether, based on the weight of that evidence, the Company is more likely than not to realize the benefit of a deferred tax asset and whether a valuation allowance is needed for some portion or all of a deferred tax asset. No such valuation allowances were recorded as of December 31, 2023 and September 30, 2023.
The Company’s income tax provision is based on management’s estimate of the effective tax rate for the full year. The tax provision in any period will be affected by, among other things, permanent, as well as temporary differences in the deductibility of certain items, in addition to changes in tax legislation. As a result, the Company may experience significant fluctuations in the effective book tax rate (that is, its tax expense divided by pre-tax
book income) from period to period. The Company’s effective tax rates for the quarters ended December 31, 2023 and December 31, 2022 reflect income tax rates under the Tax Cuts and Jobs Act of 2017 (the “TCJA”).
Beginning in 2022, the TCJA eliminated the option of expensing all research and development expenditures in the current year, instead requiring amortization over five years pursuant to IRC Section 174. In the future, Congress may consider legislation that would eliminate the capitalization and amortization requirement. There is no assurance that the requirement will be deferred, repealed or otherwise modified. The requirement became effective for the Company’s fiscal year 2023, beginning October 1, 2022. The Company will continue to make additional estimated federal tax payments based on the current Section 174 tax law. The impact of Section 174 on the Company’s cash from operations depends primarily on the amount of research and development expenditures incurred and whether the IRS issues guidance on the provision which differs from the Company’s current interpretation.
Note 8 – Revenue Recognition and Related Costs
The Company recognizes revenue under ASU
No. 2014-09,
Revenue from Contracts with Customers
(Topic 606). The following table disaggregates the Company’s net revenue by major source for the quarters ended December 31, 2023 and 2022:

	Quarter Ended December 31,
	2023	2022
Equipment sales recognized over time	$9,833,000	$7,329,000
Equipment sales recognized at a point in time	7,181,000	11,498,000
Parts and component sales	7,796,000	5,901,000
Freight revenue	1,135,000	1,046,000
Other	73,000	51,000

Net revenue	$26,018,000	$25,825,000

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
Contract assets (excluding accounts receivable) under contracts with customers represent revenue recognized in excess of amounts billed on equipment sales recognized over time. These contract assets were $6,164,000 and $1,508,000 at December 31, 2023 and September 30, 2023, respectively, and are included in current assets as costs and estimated earnings in excess of billings on the Company’s condensed consolidated balance sheets. The Company anticipates that all of the contract assets at December 31, 2023, will be billed and collected within one year.
Revenues from all other contracts for the design and manufacture of equipment, for service and for parts sales, net of any discounts and return allowances, are recorded at a point in time when control of the goods or services has been transferred. Control of the goods or service typically transfers at time of shipment or upon completion of the service.
Payment for equipment under contract with customers is typically due prior to shipment. Payment for services under contract with customers is due as services are completed. Accounts receivable related to contracts with customers for equipment sales were $76,000 and $114,000 at December 31, 2023 and September 30, 2023, respectively.
Product warranty costs are estimated using historical experience and known issues and are charged to production costs as revenue is recognized.
Under certain contracts with customers, recognition of a portion of the consideration received may be deferred and recorded as a contract liability if the Company has to satisfy a future obligation, such as to provide installation assistance. There were no contract liabilities other than customer deposits at December 31, 2023 and September 30, 2023. Customer deposits related to contracts with customers were $12,702,000 and $6,815,000 at December 31, 2023 and September 30, 2023, respectively, and are included in current liabilities on the Company’s condensed consolidated balance sheets.
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

Note 9 – Leases
The Company leases certain equipment under
non-cancelable
operating leases. Future minimum rental payments under these leases at December 31, 2023 were immaterial.
On August 28, 2020, the Company entered into a three-year operating lease for property related to manufacturing and warehousing. The lease term was for the period beginning on September 1, 2020 through
August 31, 2023
. In accordance with ASU
2016-02,
the Company recorded a ROU asset totaling $970,000 and related lease liabilities at inception. In March 2023, the Company extended the lease term through August 31, 2024. In accordance with ASU
2016-02,
the Company recorded a ROU asset totaling $352,000 and related lease liabilities upon extension.
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
For the quarter ended December 31, 2023, operating lease costs and cash payments related to these operating leases were $109,000. For the quarter ended December 31, 2022, operating lease costs were $107,000 and cash payments related to these operating leases were $133,000.
Other information concerning the Company’s operating lease accounted for under ASC 842 guidelines as of December 31, 2023 and September 30, 2023, is as follows:

	December 31, 2023	September 30, 2023
Operating lease ROU asset included in other long-term assets	$235,000	$328,000
Current operating lease liability	235,000	328,000
Non-current operating lease liability	—	—
Weighted average remaining lease term (in years)	0.75	0.51
Weighted average discount rate used in calculating ROU asset	5.0%	4.5%
Future annual minimum lease payments as of December 31, 2023 are as follows:

Fiscal Year	Annual Lease Payments
2024 (remaining nine months)	$239,000
Less interest	(4,000)

Present value of lease liabilities	$235,000

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

For information concerning these factors and related matters, see the following sections of the Company’s Annual Report on Form 10-K for the year ended September 30, 2023: (a) Part I, Item 1A, “Risk Factors” and (b) Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations”. However, other factors besides those referenced could adversely affect the Company’s results, and you should not consider any such list of factors to be a complete set of all potential risks or uncertainties. Any forward-looking statements made by the Company herein speak as of the date of this Quarterly Report. The Company does not undertake to update any forward-looking statement, except as required by law.

Overview

Gencor is a leading manufacturer of heavy machinery used in the production of highway construction equipment and materials and environmental control equipment. The Company’s core products include asphalt pavers, hot mix asphalt plants, combustion systems, and fluid heat transfer systems. The Company’s products are manufactured at three facilities in the United States.

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

Concerns over inflation, geopolitical issues, and global financial markets have led to increased economic instability and expectations of slower global economic growth. Our business may be adversely affected by any such economic instability or unpredictability. Russia’s invasion of Ukraine and related sanctions has led to increased energy prices. Such sanctions and disruptions to the global economy may lead to additional inflation and may disrupt the global supply chain and could have a material adverse effect on our ability to secure supplies. The increased cost of oil, along with increased or prolonged periods of inflation, would likely increase our costs in the form of higher wages, further inflation on supplies and equipment necessary to operate our business. Additionally, the armed conflict involving Hamas and Israel, as well as further escalation of tensions between Israel, the U. S., and various countries in the Middle East and North Africa, may cause increased inflation in energy and logistics costs and could further cause general economic conditions in the U.S. or abroad to deteriorate. There is a risk that one or more of our suppliers could be negatively affected by global economic instability, which could adversely affect our ability to operate efficiently and timely complete our operational goals. As of the date of issuance of this Quarterly Report, the Company’s operations have not been significantly impacted.

Beginning in 2022, the TCJA eliminated the option of expensing all research and development expenditures in the current year, instead requiring amortization over five years pursuant to IRC Section 174. In the future, Congress may consider legislation that would eliminate the capitalization and amortization requirement. There is no assurance that the requirement will be deferred, repealed or otherwise modified. The requirement was effective for the Company’s fiscal year 2023, beginning October 1, 2022. The Company will continue to make additional estimated federal tax payments based on the current Section 174 tax law. The impact of Section 174 on the Company’s cash from operations depends primarily on the amount of research and development expenditures incurred and whether the IRS issues guidance on the provision which differs from our current interpretation.

Results of Operations

Quarter Ended December 31, 2023 versus December 31, 2022

Net revenues for the quarter ended December 31, 2023 of $26,018,000 increased slightly over net revenues for the quarter ended December 31, 2022 of $25,825,000. Increased revenues from parts sales and contract equipment sales recognized over time were mostly offset by decreased revenues from contract equipment sales recognized at a point in time.

As a percent of sales, gross profit margins improved to 29.0% in the quarter ended December 31, 2023, compared to 22.5% in the quarter ended December 31, 2022 on improved manufacturing efficiencies and favorable price realization.

Product engineering and development expenses decreased $96,000 to $801,000 for the quarter ended December 31, 2023, as compared to $897,000 for the quarter ended December 31, 2022, due to reduced headcount. Selling, general and administrative (“SG&A”) expenses increased $551,000 to $3,350,000 for the quarter ended December 31, 2023, compared to $2,799,000 for the quarter ended December 31, 2022. The increase in SG&A expenses was primarily due to increased trade shows and professional expenses.

The Company had operating income of $3,383,000 for the quarter ended December 31, 2023 as compared to $2,119,000 for the quarter ended December 31, 2022. The increased operating income was due to improved gross profit margins for the quarter ended December 31, 2023.

For the quarter ended December 31, 2023, the Company had net non-operating income of $2,235,000 compared to $2,455,000 for the quarter ended December 31, 2022. Net interest and dividend income for the quarter ended December 31, 2023 was $716,000 compared to $493,000 for the quarter ended December 31, 2022. The increase was primarily due to higher rates earned on fixed income investments coupled with the Company reallocating a majority of its holdings in equities to fixed income in January 2023. Net realized and unrealized gains on marketable securities for the quarter ended December 31, 2023 were $1,519,000 compared to $1,962,000 for the quarter ended December 31, 2022.

The effective income tax rates for the quarters ended December 31, 2023 and December 31, 2022 were 23.0% and 24.0%, respectively. Net income for the quarter ended December 31, 2023 was $4,326,000, or $0.30 per basic and diluted share, compared to net income of $3,476,000, or $0.24 per basic and diluted share for the quarter ended December 31, 2022.

Liquidity and Capital Resources

The Company generates capital resources through operations and returns on its investments.

The Company had no long-term or short-term debt outstanding as of December 31, 2023 or September 30, 2023. In April 2020, a financial institution issued an irrevocable standby letter of credit (“letter of credit”) on behalf of the Company for the benefit of one of the Company’s insurance carriers. The maximum amount that can be drawn by the beneficiary under the letter of credit is $150,000. The letter of credit expires in April 2024, unless terminated earlier, and can be extended, as provided by the agreement. The Company intends to renew the letter of credit for as long as the Company does business with the beneficiary insurance carrier. The letter is collateralized by restricted cash of the same amount on any outstanding drawings. To date, no amounts have been drawn under the letter of credit.

As of December 31, 2023, the Company had $18,559,000 in cash and cash equivalents, and $86,231,000 in marketable securities, including $30,501,000 in corporate bonds, $3,462,000 in exchange-traded funds, $52,104,000 in government securities, and $164,000 in cash and money funds. The marketable securities are invested through a professional investment management firm. These securities may be liquidated at any time into cash and cash equivalents.

The Company’s backlog was $61.3 million at December 31, 2023 compared to $42.5 million at December 31, 2022. The Company’s working capital (defined as current assets less current liabilities) was $169.8 million at December 31, 2023 and $164.8 million at September 30, 2023. Cash flows provided by operations during the quarter ended December 31, 2023, were $1,894,000. The significant purchases, sales and maturities of marketable securities shown on the condensed consolidated statements of cash flows, reflect the recurring purchases and sales of United States treasury bills. Accounts receivable increased $1,561,000 compared to September 30, 2023, primarily from increased parts sales. Costs and estimated earnings in excess of billings increased $4,656,000 with the timing of inventory build and percentage of completion recognition on plant sales where revenue is recognized over time. Customer deposits increased $5,887,000 reflecting down payments and final payments on contract jobs not yet shipped.

Cash flows used in investing activities for the quarter ended December 31, 2023 of $366,000 were related to capital expenditures, primarily for building improvements and handling equipment.

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

Critical Accounting Policies, Estimates and Assumptions

The Company believes the following discussion addresses its most critical accounting policies, which are those that are most important to the portrayal of the financial condition and results of operations and require management’s most difficult, subjective, or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain. Accounting policies, in addition to the critical accounting policies referenced below, are presented in Note 1 to the Company’s consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended September 30, 2023, “Nature of Operations and Summary of Significant Accounting Policies.”

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

Contract assets (excluding accounts receivable) under contracts with customers represent revenue recognized in excess of amounts billed on equipment sales recognized over time. These contract assets were $6,164,000 and $1,508,000 at December 31, 2023 and September 30, 2023, respectively, and are included in current assets as costs and estimated earnings in excess of billings on the Company’s condensed consolidated balance sheets. The Company anticipates that all of the contract assets at December 31, 2023, will be billed and collected within one year.

Revenues from all other contracts for the design and manufacture of equipment, for service and for parts sales, net of any discounts and return allowances, are recorded at a point in time when control of the goods or services has been transferred. Control of the goods or service typically transfers at time of shipment or upon completion of the service.

Payment for equipment under contract with customers is typically due prior to shipment. Payment for services under contract with customers is due as services are completed. Accounts receivable related to contracts with customers for equipment sales were $76,000 and $114,000 at December 31, 2023 and September 30, 2023, respectively.

Product warranty costs are estimated using historical experience and known issues and are charged to production costs as revenue is recognized.

Under certain contracts with customers, recognition of a portion of the consideration received may be deferred and recorded as a contract liability if the Company has to satisfy a future obligation, such as to provide installation assistance. There were no contract liabilities other than customer deposits at December 31, 2023 and September 30, 2023. Customer deposits related to contracts with customers were $12,702,000 and $6,815,000 at December 31, 2023 and September 30, 2023, respectively, and are included in current liabilities on the Company’s condensed consolidated balance sheets.

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

Marketable Securities and Fair Value Measurements

Marketable debt and equity securities are categorized as trading securities and are thus marked to market and stated at fair value. Fair value is determined using the quoted closing or latest bid prices for Level 1 investments and market standard valuation methodologies for Level 2 investments. Realized gains and (losses) on investment transactions are determined by specific identification and are recognized as incurred in the condensed consolidated income statements. Net unrealized gains and (losses) are reported in the condensed consolidated income statements in the current period and represent the change in the fair value of investment holdings during the period.

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

Changes in Internal Control over Financial Reporting

The Company’s management, including the President and Chief Financial Officer, has reviewed the Company’s internal control over financial reporting. There were no changes in the Company’s internal control over financial reporting during the quarter ended December 31, 2023 that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Part II. Other Information

Item 1. Legal Proceedings

From time to time the Company is engaged in legal proceedings in the ordinary course of business. We do not believe any current legal proceedings are material to our business.

Item 1A. Risk Factors

Our business, operations, and financial condition are subject to various risks and uncertainties. The risk factors described in Part I, Item 1A, “Risk Factors” contained in our Annual Report on Form 10K for the year ended September 30, 2023, as filed with the SEC on December 13, 2023, should be carefully considered, together with the other information contained or incorporated by reference in this Quarterly Report on Form 10-Q and in our other filings filed with the SEC in connection with evaluating us, our business, and the forward-looking statements contained in this Quarterly Report on Form 10-Q. During the quarter ended December 31, 2023, there have been no material changes from the risk factors previously disclosed under Part I, Item 1A, “Risk Factors” in our Annual Report on Form 10-K, for the year ended September 30, 2023, other than the addition of the following risk factor:

Changes in our tax rates or exposure to additional tax liabilities could adversely affect our earnings and financial condition

Beginning in 2022, the Tax Cuts and Jobs Act of 2017 eliminated the option of expensing all research and development expenditures in the current year, instead requiring amortization over five years pursuant to IRC Section 174. In the future, Congress may consider legislation that would eliminate the capitalization and amortization requirement. There is no assurance that the requirement will be deferred, repealed or otherwise modified. The requirement was effective for the Company’s fiscal year 2023, beginning October 1, 2022. The Company will continue to make additional estimated federal tax payments based on the current Section 174 tax law. The impact of Section 174 on the Company’s cash from operations depends primarily on the amount of research and development expenditures incurred and whether the IRS issues guidance on the provision which differs from the Company’s current interpretation.

Item 5. Other Information

Rule 10b5-1 Plan Adoptions and Modifications

None.

Item 6. Exhibits

Exhibit 31.1	Certification of Principal Executive Officer Pursuant to Rule 13a – 14(a) of the Securities Exchange Act of 1934, as amended

Exhibit 31.2	Certification of Chief Financial Officer Pursuant to Rule 13a – 14(a) of the Securities Exchange Act of 1934, as amended

Exhibit 32	Certifications of Principal Executive Officer and Chief Financial Officer Pursuant to 18 U. S. C. Section 1350

Exhibit 101.1	Interactive Data File

101.INS	XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

101.SCH	XBRL Schema Document

101.CAL	XBRL Calculation Linkbase Document

101.DEF	XBRL Definition Linkbase Document

101.LAB	XBRL Label Linkbase Document

101.PRE	XBRL Presentation Linkbase Document

104	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2023, formatted in Inline XBRL (included in Exhibit 101)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

GENCOR INDUSTRIES, INC.

/s/ Marc G. Elliott
Marc G. Elliott
President
(Principal Executive Officer)

February 6, 2024

/s/ Eric E. Mellen
Eric E. Mellen
Chief Financial Officer
(Principal Financial and Accounting Officer)

February 6, 2024