Form 10-Q
period 2024-06-30
GENCOR INDUSTRIES INC
filed 2024-08-09
CIK 64472

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM
10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2024
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
12b-2
of the Exchange Act). Yes ☐ No ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at August 7, 2024
Common stock, $.10 par value	12,338,845 shares
Class B stock, $.10 par value	2,318,857 shares

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

Part I. Financial Information
Item 1. Financial Statements
GENCOR INDUSTRIES, INC.
Condensed Consolidated Balance Sheets

ASSETS	June 30, 2024 (Unaudited)	September 30, 2023
Current assets:
Cash and cash equivalents	$28,780,000	$17,031,000
Marketable securities at fair value (cost of $87,721,000 at June 30, 2024 and $85,514,000 at September 30, 2023)	87,805,000	84,252,000
Accounts receivable, less allowance for credit losses of $447,000 at June 30, 2024 and $545,000 at September 30, 2023	2,923,000	2,467,000
Costs and estimated earnings in excess of billings	2,700,000	1,508,000
Inventories, net	63,232,000	71,527,000
Prepaid expenses and other current assets	531,000	2,169,000

Total current assets	185,971,000	178,954,000

Property and equipment, net	12,038,000	13,246,000
Deferred and other income taxes	3,273,000	3,167,000
Other long-term assets	473,000	381,000

Total Assets	$201,755,000	$195,748,000

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$2,346,000	$3,269,000
Customer deposits	2,560,000	6,815,000
Accrued expenses	1,740,000	3,753,000
Current operating lease liabilities	359,000	328,000

Total current liabilities	7,005,000	14,165,000
Non-current operating lease liabilities	61,000	—

Total liabilities	7,066,000	14,165,000

Commitments and contingencies
Shareholders’ equity:
Preferred stock, par value $.10 per share; 300,000 shares authorized; none issued	—	—
Common stock, par value $.10 per share; 15,000,000 shares authorized; 12,338,845 shares issued and outstanding at June 30, 2024 and September 30, 2023	1,234,000	1,234,000
Class B Stock, par value $.10 per share; 6,000,000 shares authorized; 2,318,857 shares issued and outstanding at June 30, 2024 and September 30, 2023	232,000	232,000
Capital in excess of par value	12,590,000	12,590,000
Retained earnings	180,633,000	167,527,000

Total shareholders’ equity	194,689,000	181,583,000

Total Liabilities and Shareholders’ Equity	$201,755,000	$195,748,000

See accompanying Notes to Condensed Consolidated Financial Statements

GENCOR INDUSTRIES, INC.
Condensed Consolidated Income Statements
(Unaudited)

	For the Quarters Ended June 30,		For the Nine Months Ended June 30,
	2024	2023	2024	2023
Net revenue	$25,551,000	$27,877,000	$92,245,000	$84,204,000
Cost of goods sold	19,444,000	20,365,000	66,282,000	61,780,000

Gross profit	6,107,000	7,512,000	25,963,000	22,424,000
Operating expenses:
Product engineering and development	824,000	845,000	2,518,000	2,616,000
Selling, general and administrative	3,290,000	3,214,000	10,997,000	9,075,000

Total operating expenses	4,114,000	4,059,000	13,515,000	11,691,000

Operating income	1,993,000	3,453,000	12,448,000	10,733,000
Other income (expense), net:
Interest and dividend income, net of fees	966,000	673,000	2,485,000	1,731,000
Net realized and unrealized gains on marketable securities, net	363,000	46,000	2,087,000	2,700,000

Total other income (expense), net	1,329,000	719,000	4,572,000	4,431,000

Income before income tax expense	3,322,000	4,172,000	17,020,000	15,164,000
Income tax expense	764,000	960,000	3,914,000	3,603,000

Net income	$2,558,000	$3,212,000	$13,106,000	$11,561,000

Net income per common share - basic and diluted	$0.17	$0.22	$0.89	$0.79

See accompanying Notes to Condensed Consolidated Financial Statements

GENCOR INDUSTRIES, INC.
Condensed Consolidated Statements of Shareholders’ Equity
(Unaudited)

	For the Quarters and Nine Months Ended June 30, 2024
	Common Stock		Class B Stock		Capital in Excess of	Retained	Total Shareholders’
	Shares	Amount	Shares	Amount	Par Value	Earnings	Equity
September 30, 2023	12,338,845	$1,234,000	2,318,857	$232,000	$12,590,000	$167,527,000	$181,583,000
Net income	—	—	—	—	—	4,326,000	4,326,000

December 31, 2023	12,338,845	$1,234,000	2,318,857	$232,000	$12,590,000	$171,853,000	$185,909,000
Net income	—	—	—	—	—	6,222,000	6,222,000

March 31, 2024	12,338,845	$1,234,000	2,318,857	$232,000	$12,590,000	$178,075,000	$192,131,000
Net income	—	—	—	—	—	2,558,000	2,558,000

June 30, 2024	12,338,845	$1,234,000	2,318,857	$232,000	$12,590,000	$180,633,000	$194,689,000

	For the Quarters and Nine Months Ended June 30, 2023
	Common Stock		Class B Stock		Capital in Excess of	Retained	Total Shareholders’
	Shares	Amount	Shares	Amount	Par Value	Earnings	Equity
September 30, 2022	12,338,845	$1,234,000	2,318,857	$232,000	$12,590,000	$152,861,000	$166,917,000
Net income	—	—	—	—	—	3,476,000	3,476,000

December 31, 2022	12,338,845	$1,234,000	2,318,857	$232,000	$12,590,000	$156,337,000	$170,393,000
Net income	—	—	—	—	—	4,873,000	4,873,000

March 31, 2023	12,338,845	$1,234,000	2,318,857	$232,000	$12,590,000	$161,210,000	$175,266,000
Net income	—	—	—	—	—	3,212,000	3,212,000

June 30, 2023	12,338,845	$1,234,000	2,318,857	$232,000	$12,590,000	$164,422,000	$178,478,000

See accompanying Notes to Condensed Consolidated Financial Statements

GENCOR INDUSTRIES, INC.
Condensed Consolidated Statements of Cash Flows
For the Nine Months Ended June 30, 2024 and 2023
(Unaudited)

	2024	2023
Cash flows from operating activities:
Net income	$13,106,000	$11,561,000
Adjustments to reconcile net income to cash provided by (used in) operating activities:
Purchase of marketable securities	(45,945,000)	(118,867,000)
Proceeds from sale and maturity of marketable securities	44,125,000	122,282,000
Change in value of marketable securities	(1,733,000)	(2,528,000)
Deferred and other income taxes	(106,000)	1,021,000
Depreciation and amortization	1,971,000	2,091,000
Provision for credit losses	—	290,000
Loss on disposal of assets	—	157,000
Changes in assets and liabilities:
Accounts receivable	(456,000)	(771,000)
Costs and estimated earnings in excess of billings	(1,192,000)	(4,795,000)
Inventories	8,295,000	(10,976,000)
Prepaid expenses and other current assets	1,638,000	(326,000)
Accounts payable	(923,000)	(851,000)
Customer deposits	(4,255,000)	(30,000)
Accrued expenses	(2,013,000)	93,000

Total adjustments	(594,000)	(13,210,000)

Cash flows provided by (used in) operating activities	12,512,000	(1,649,000)

Cash flows from investing activities:
Capital expenditures	(763,000)	(1,726,000)

Cash flows used in investing activities	(763,000)	(1,726,000)

Net increase (decrease) in cash and cash equivalents	11,749,000	(3,375,000)
Cash and cash equivalents at:
Beginning of period	17,031,000	9,581,000

End of period	$28,780,000	$6,206,000

Non-cash investing and financing activities:
Right-of-use assets obtained in exchange for operating lease liabilities	$361,000	$352,000
See accompanying Notes to Condensed Consolidated Financial Statements

GENCOR INDUSTRIES, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
Note 1 - Basis of Presentation
The accompanying condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form
10-Q
and Article 10 of Regulation
S-X.
Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all material adjustments (consisting of normal, recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the quarter and nine months ended June 30, 2024 are not necessarily indicative of the results that may be expected for the year ending September 30, 2024.
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
Global, market and economic conditions may negatively impact our business, financial condition and share price
Concerns over inflation, geopolitical issues and global financial markets have led to increased economic instability and expectations of slower global economic growth. Our business may be adversely affected by any such economic instability or unpredictability. Russia’s invasion of Ukraine and related sanctions has led to increased energy prices. Such sanctions and disruptions to the global economy may lead to additional inflation and may disrupt the global supply chain and could have a material adverse effect on our ability to secure supplies. The increased cost of oil, along with increased or prolonged periods of inflation, would likely increase our costs in the form of higher wages, further inflation on supplies and equipment necessary to operate our business. Additionally, the armed conflict involving Hamas and Israel, as well as further escalation of tensions between Israel, the U.S., and various countries in the Middle East and North Africa, may cause increased inflation in energy and logistics costs and could further cause general economic conditions in the U.S. or abroad to deteriorate. There is a risk that one or more of our suppliers could be negatively affected by global economic instability, which could adversely affect our ability to operate efficiently and timely complete our operational goals. As of the date of issuance of this Quarterly Report, the Company’s operations have not been significantly impacted.
Note 2 - Marketable Securities and Fair Value Measurements
Marketable debt and equity securities are categorized as trading securities and are thus marked to market and stated at fair value. Fair value is determined using the quoted closing or latest bid prices for Level 1 investments and market standard valuation methodologies for Level 2 investments. Realized gains and losses on investment transactions are determined by specific identification and are recognized as incurred in the Condensed Consolidated Income Statements. Net changes in unrealized gains and losse
s
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
The following table sets forth, by level, within the fair value hierarchy, the Company’s marketable securities measured at fair value as of June 30, 2024:

	Fair Value Measurements
	Level 1	Level 2	Level 3	Total
Exchange-Traded Funds	$3,557,000	$—	$—	$3,557,000
Corporate Bonds	—	31,452,000	—	31,452,000
Government Securities	52,612,000	—	—	52,612,000
Cash and Money Funds	184,000	—	—	184,000

Total	$56,353,000	$31,452,000	$—	$87,805,000

Net unrealized gains and (losses) included in the Condensed Consolidated Income Statements for the quarter and nine months ended June 30, 2024, were $195,000 and $1,346,000, respectively.
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

Net unrealized gains and (losses) included in the Condensed Consolidated Income Statements for the quarter and nine months ended June 30, 2023, were $46,000 and $4,490,000, respectively.
The carrying amounts of cash and cash equivalents, accounts receivable, acco unt
s payable, customer deposits and accrued expenses approximate fair value because of the short-term nature of these items.

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
Net inventories at June 30, 2024 and September 30, 2023 consist of the following:

	June 30, 2024	September 30, 2023
Raw materials	$32,655,000	$35,918,000
Work in process	19,389,000	22,923,000
Finished goods	11,188,000	12,686,000

	$63,232,000	$71,527,000

Slow-moving and obsolete inventory allowances were $11,622,000 and $9,813,000 at June 30, 2024 and September 30, 2023, respectively.
Note 4 – Costs and Estimated Earnings in Excess of Billings
Costs and estimated earnings in excess of billings on uncompleted contracts as of June 30, 2024 and September 30, 2023 consist of the following:

	June 30, 2024	September 30, 2023
Costs incurred on uncompleted contracts	$11,950,000	$18,468,000
Estimated earnings	3,674,000	7,939,000

	15,624,000	26,407,000
Billings to date	12,924,000	24,899,000

Costs and estimated earnings in excess of billings	$2,700,000	$1,508,000

Note 5 – Earnings per Share Data
The condensed consolidated financial statements include basic and diluted earnings per share information. The following table sets forth the computation of basic and diluted earnings per share for the quarters and nine months ended June 30, 2024 and 2023:

	Quarter Ended June 30,		Nine Months Ended June 30,
	2024	2023	2024	2023
Net income	$2,558,000	$3,212,000	$13,106,000	$11,561,000

Weighted average common shares outstanding:
Basic and diluted	14,658,000	14,658,000	14,658,000	14,658,000

Net income per common share – basic and diluted	$0.17	$0.22	$0.89	$0.79

There were no equity compensation plans and arrangements previously approved by security holders as of June 30, 2024 and 2023.

Note 6 – Customers with 10% (or greater) of Net Revenues
During the quarter ended June 30, 2024, three customers accounted for 20.0%, 11.9% and
11.5%, respectively, of net revenues.

During the nine months ended June 30, 2024, no customer accounted for 10% or more of net revenues.
During the quarter ended June 30, 2023, three customers accounted for 27.7%, 14.8% and 13.8%, respectively, of net revenues. During the nine months ended June 30, 2023, one of these three customers accounted for 11.9% of net revenues.
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
Deferred tax assets and liabilities are measured using the rates expected to apply to taxable income in the years in which the temporary differences are expected to reverse and the credits are expected to be used. The effect on deferred tax assets and liabilities of the change in tax rates is recognized in income in the period that includes the enactment date. All available evidence, both positive and negative, is considered to determine whether, based on the weight of that evidence, the Company is more likely than not to realize the benefit of a deferred tax asset and whether a valuation allowance is needed for some portion or all of a deferred tax asset. No such valuation allowances were recorded as of June 30, 2024 and September 30, 2023.
The Company’s income tax provision is based on management’s estimate of the effective tax rate for the full year. The tax provision in any period will be affected by, among other things, permanent, as well as temporary differences in the deductibility of certain items, in addition to changes in tax legislation. As a result, the Company may experience significant fluctuations in the effective book tax rate (that is, its tax expense divided by pre-tax
book income) from period to period. The Company’s effective tax rates for the quarters and nine months ended June 30, 2024 and June 30, 2023 reflect income tax rates under the Tax Cuts and Jobs Act of 2017 (the “TCJA”).
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
Revenue from Contracts with Customers
(Topic 606). The following table disaggregates the Company’s net revenue by major source for the quarters and nine months ended June 30, 2024 and 2023:

	Quarter Ended June 30,		Nine Months Ended June 30,
	2024	2023	2024	2023
Equipment sales recognized over time	$11,624,000	$11,309,000	$33,837,000	$23,022,000
Equipment sales recognized at a point in time	6,958,000	9,012,000	31,533,000	37,105,000
Parts and component sales	5,208,000	6,317,000	21,595,000	19,445,000
Freight revenue	1,597,000	1,141,000	4,494,000	4,141,000
Other	164,000	98,000	786,000	491,000

Net revenue	$25,551,000	$27,877,000	$92,245,000	$84,204,000

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
Contract assets (excluding accounts receivable) under contracts with customers represent revenue recognized in excess of amounts billed on equipment sales recognized over time. These contract assets were $2,700,000 at June 30, 2024 and $1,508,000 at September 30, 2023, respectively, and are included in current assets as costs and estimated earnings in excess of billings on the Company’s condensed consolidated balance sheet at June 30, 2024 and September 30, 2023. The Company anticipates that all of the contract assets at June 30, 2024, will be billed and collected within one year.
Revenues from all other contracts for the design and manufacture of equipment, for service and for parts sales, net of any discounts and return allowances, are recorded at a point in time when control of the goods or services has been transferred. Control of the goods or service typically transfers at time of shipment or upon completion of the service.
Payment for equipment under contract with customers is typically due prior to shipment. Payment for services under contract with customers is due as services are completed. Accounts receivable related to contracts with customers for equipment sales recognized at a point in time were $153,000 and $114,000 at June 30, 2024 and September 30, 2023, respectively.
Product warranty costs are estimated using historical experience and known issues and are charged to production costs as revenue is recognized.
Under certain contracts with customers, recognition of a portion of the consideration received may be deferred and recorded as a contract liability if the Company has to satisfy a future obligation, such as to provide installation assistance. There were no contract liabilities other than customer deposits at June 30, 2024 and September 30, 2023. Customer deposits related to contracts with customers were $2,560,000 and $6,815,000 at June 30, 2024 and September 30, 2023, respectively, and are included in current liabilities on the Company’s condensed consolidated balance sheets.
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
The allowance for credit losses is determined by performing a specific review of all account balances greater than 90 days past due and other higher risk amounts to determine collectability, and also adjusting for any known customer payment issues with account balances in the less-than-90-day
past due aging category. The measurement and recognition of credit losses involves judgment and represents the Company’s estimate of expected credit losses based on a number of considerations, including historical credit loss experience, the aging of account balances, customer credit worthiness, and current and expected economic, market and industry factors impacting the Company’s customers, including their financial condition. Account balances are charged off against the allowance for credit losses when they are determined to be uncollectible. Any recoveries of account balances previously considered in the allowance for credit losses reduce future additions to the allowance for credit losses. The allowance for credit losses also includes an estimate for returns and allowances. Provisions for estimated returns and allowances and other adjustments, are provided for in the same period the related sales are recorded. Returns and allowances, which reduce product revenue, are estimated using known issues and historical experience.
Note 9 – Leases
The Company leases certain equipment under
non-cancelable
operating leases. Future minimum rental payments under these leases at June 30, 2024 were immaterial.
On August 28, 2020, the Company entered into a three-year operating lease for property related to manufacturing and warehousing. The initial lease term was for the period from September 1, 2020 through August 31, 2023. In accordance with ASU
2016-02,
the Company recorded a
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
For the quarter and nine months ended June 30, 2024, operating lease costs and cash payments related to operating leases were $109,000 and $328,000, respectively. For the quarter and nine months ended June 30, 2023, operating lease costs were $101,000 and $315,000, respectively, and cash payments related to these operating leases were $101,000 and $344,000, respectively.
Other information concerning the Company’s operating lease accounted for under ASC 842 guidelines as of June 30, 2024 and September 30, 2023, is as follows:

	June 30, 2024	September 30, 2023
Operating lease ROU asset included in other long-term assets	$420,000	$328,000
Current operating lease liability	359,000	328,000
Non-current operating lease liability	61,000	—
Weighted average remaining lease term (in years)	1.17	0.51
Weighted average discount rate used in calculating ROU asset	5.0%	4.5%

Future annual minimum lease payments as of June 30, 2024 are as follows:

Fiscal Year	Annual Lease Payments
2024 (remaining 3 months)	$91,000
2025	338,000

Total	429,000
Less interest	(9,000)

Present value of lease liabilities	$420,000

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Information

This Quarterly Report contains certain “forward-looking statements” within the meaning of the Exchange Act, which represent the Company’s expectations and beliefs, including, but not limited to, statements concerning gross margins, sales of the Company’s products and future financing plans, income from investments and litigation. These statements by their nature involve substantial risks and uncertainties, certain of which are beyond the Company’s control. Actual results may differ materially depending on a variety of important factors, including the financial condition of the Company’s customers, changes in the economic and competitive environments, the performance of the investment portfolio and the demand for the Company’s products.

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

Because the Company’s products are sold primarily to the highway construction industry, the business is seasonal in nature. Traditionally, the Company’s customers reduce their purchases of new equipment for shipment during the summer and fall months to avoid disrupting their peak season for highway construction and related repair work. The majority of orders for the Company’s products are thus received between October and February, with a significant volume of shipments occurring in the late winter and spring. The principal factors driving demand for the Company’s products are the overall economic conditions, the level of government funding for domestic highway construction and repair, Canadian infrastructure spending, the need for spare parts, fluctuations in the price of liquid asphalt, and a trend towards larger, more efficient asphalt plants.

On November 15, 2021, President Biden signed into law a five-year, $1.2 trillion infrastructure bill, the Infrastructure Investment and Jobs Act (the “IIJ Act”), including $550 billion in new spending and reauthorization of $650 billion in previously allocated funds. The IIJ Act provides $110 billion for the nation’s highways, bridges and roads.

Fluctuations in the price of carbon steel, which is a significant cost and material used in the manufacturing of the Company’s equipment, may affect the Company’s financial performance. The Company is subject to fluctuations in market prices for raw materials, such as steel. If the Company is unable to purchase materials it requires or is unable to pass on price increases to its customers or otherwise reduce its cost of goods sold, its business, results of operations and financial condition may be adversely affected.

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

Concerns over inflation, geopolitical issues, and global financial markets have led to increased economic instability and expectations of slower global economic growth. Our business may be adversely affected by any such economic instability or unpredictability. Russia’s invasion of Ukraine and related sanctions has led to increased energy prices. Such sanctions and disruptions to the global economy may lead to additional inflation and may disrupt the global supply chain and could have a material adverse effect on our ability to secure supplies. The increased cost of oil, along with increased or prolonged periods of inflation, would likely increase our costs in the form of higher wages, and further inflation on supplies and equipment necessary to operate our business. Additionally, the armed conflict involving Hamas and Israel, as well as further escalation of tensions between Israel, the U. S., and various countries in the Middle East and North Africa, may cause increased inflation in energy and logistics costs and could further cause general economic conditions in the U.S. or abroad to deteriorate. There is a risk that one or more of our suppliers could be negatively affected by global economic instability, which could adversely affect our ability to operate efficiently and timely complete our operational goals. As of the date of issuance of this Quarterly Report, the Company’s operations have not been significantly impacted.

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

Results of Operations

Quarter Ended June 30, 2024 versus June 30, 2023

Net revenues for the quarter ended June 30, 2024 decreased $2,326,000, or 8.3%, to $25,551,000, from $27,877,000 for the quarter ended June 30, 2023. The decrease in revenues was primarily due to lower equipment sales recognized at a point in time and reduced parts and component sales. The lower revenues primarily reflect timing of orders and shipments.

As a percent of sales, gross profit margins decreased to 23.9% in the quarter ended June 30, 2024, compared to 26.9% in the quarter ended June 30, 2023, on lower absorption from reduced production and lower parts sales.

Product engineering and development expenses decreased by $21,000 to $824,000 for the quarter ended June 30, 2024, as compared to $845,000 for the quarter ended June 30, 2023. Selling, general and administrative (“SG&A”) expenses increased by $76,000 to $3,290,000 for the quarter ended June 30, 2024, compared to $3,214,000 for the quarter ended June 30, 2023. The increase in SG&A expenses was due to increased professional fees.

Operating income decreased from $3,453,000 for the quarter ended June 30, 2023 to $1,993,000 for the quarter ended June 30, 2024, due to lower net revenues and reduced gross profit margins.

For the quarter ended June 30, 2024, the Company had net other income of $1,329,000 compared to $719,000 for the quarter ended June 30, 2023. Interest and dividend income, net of fees, was $966,000 for the quarter ended June 30, 2024 as compared to $673,000 in the quarter ended June 30, 2023. The increase was primarily due to higher interest rates earned on increased cash balances and fixed income investments. The net realized and unrealized gains on marketable securities were $363,000 for the quarter ended June 30, 2024 versus $46,000 for the quarter ended June 30, 2023, due to the sale of bonds prior to maturity.

The effective income tax rate for the quarters ended June 30, 2024 and June 30, 2023 was 23.0%, based on the expected annual effective income tax rate.

Net income for the quarter ended June 30, 2024 was $2,558,000, or $0.17 per basic and diluted share, versus net income of $3,212,000, or $0.22 per basic and diluted share, for the quarter ended June 30, 2023.

Nine Months Ended June 30, 2024 versus June 30, 2023

Net revenues for the nine months ended June 30, 2024 and 2023 were $92,245,000 and $84,204,000, respectively, an increase of $8,041,000, or 9.5%. The improved net revenue was primarily due to the impact of government funding for highways, bridges and roads under the IIJ Act, resulting in higher sales of asphalt plants in the current year period.

Gross profit margins increased to 28.1% for the nine months ended June 30, 2024 from 26.6% for the nine months ended June 30, 2023. The higher gross profit margins in fiscal 2024 were due to improved absorption and efficiency on increased production and favorable price realization.

Product engineering and development expenses decreased $98,000 to $2,518,000 for the nine months ended June 30, 2024, compared to $2,616,000 for the nine months ended June 30, 2023 due primarily to reduced headcount. SG&A expenses increased $1,922,000 to $10,997,000 for the nine months ended June 30, 2024, compared to $9,075,000 the nine months ended June 30, 2023. The increase in SG&A expenses was primarily due to increased trade show expenses, professional fees and commissions on higher net revenue.

The Company had operating income of $12,448,000 for the nine months ended June 30, 2024 versus $10,733,000 for the nine months ended June 30, 2023. The increase in operating income was due primarily to the increased net revenue and gross profit margins.

For the nine months ended June 30, 2024, the Company had net other income of $4,572,000 compared to $4,431,000 for the nine months ended June 30, 2023. Interest and dividend income, net of fees, was $2,485,000 for the nine months ended June 30, 2024 as compared to $1,731,000 for the nine months ended June 30, 2023. The increase in interest and dividend income, net of fees, for the nine months ended June 30, 2024, was primarily due to higher interest rates earned on increased cash balances and fixed income investments coupled with the Company reallocating a majority of its holdings in equities to fixed income in January 2023. Net realized and unrealized gains on marketable securities were $2,087,000 for the nine months ended June 30, 2024 versus $2,700,000 for the nine months ended June 30, 2023. The decrease in net realized and unrealized gains on marketable securities for the nine months ended June 30, 2024, was primarily due to the Company reallocating a majority of its holdings in equities to fixed income in January 2023.

The effective income tax rates for the nine months ended June 30, 2024 and June 30, 2023 were 23.0% and 23.8% respectively, based on the expected annual effective income tax rate. Net income for the nine months ended June 30, 2024 was $13,106,000, or $0.89 per basic and diluted share, versus net income of $11,561,000, or $0.79 per basic and diluted share for the nine months ended June 30, 2023.

Liquidity and Capital Resources

The Company generates capital resources through operations and returns on its investments.

The Company had no long-term or short-term debt outstanding at June 30, 2024 or September 30, 2023. In April 2020, a financial institution issued an irrevocable standby letter of credit (“letter of credit”) on behalf of the Company for the benefit of one of the Company’s insurance carriers. The maximum amount that can be drawn by the beneficiary under the letter of credit is $150,000. The letter of credit expires in April 2025, unless terminated earlier, and can be extended, as provided by the agreement. The Company intends to renew the letter of credit for as long as the Company does business with the beneficiary insurance carrier. The letter is collateralized by restricted cash of the same amount on any outstanding drawings. To date, no amounts have been drawn under the letter of credit.

As of June 30, 2024, the Company had $28,780,000 in cash and cash equivalents, and $87,805,000 in marketable securities, including $31,452,000 in corporate bonds, $3,557,000 in exchange-traded funds, $52,612,000 in government securities, and $184,000 in cash and money funds. The marketable securities are invested through a professional investment management firm. These securities may be liquidated into cash at any time.

The Company’s backlog was $46.6 million at June 30, 2024 compared to $27.9 million at June 30, 2023. The Company’s working capital (defined as current assets less current liabilities) was $179.0 million at June 30, 2024 and $164.8 million at September 30, 2023. Cash flows provided by operating activities during the nine months ended June 30, 2024 were $12,512,000. The significant purchases, sales and maturities of marketable securities shown on the condensed consolidated statements of cash flows reflect the recurring purchases and sales of United States treasury bills, including the reallocation of investments in equities and mutual funds to United States treasury bills in January 2023. Costs and estimated earnings in excess of billings increased $1,192,000 with the timing of inventory build and percentage of completion recognition on sales where revenue is recognized over time. Inventories decreased by $8,295,000 due to completion and shipment on several large contract orders where revenue is recognized at a point in time as well as increased parts sales. Prepaid expenses decreased $1,638,000 due primarily to amortization of trade show expenses. Customer deposits decreased by $4,255,000 reflecting down payments and final payments on contract jobs that shipped complete during the nine months ended June 30, 2024. Accrued expenses decreased $2,013,000 due primarily to payments made on federal and state income taxes accrued at September 30, 2023.

Cash flows used in investing activities for the nine months ended June 30, 2024 of $763,000 were related to capital expenditures, primarily for building improvements and handling equipment.

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

Contract assets (excluding accounts receivable) under contracts with customers represent revenue recognized in excess of amounts billed on equipment sales recognized over time. These contract assets were $2,700,000 at June 30, 2024 and $1,508,000 at September 30, 2023. Contract assets are included in current assets as costs and estimated earnings in excess of billings on the Company’s condensed consolidated balance sheet at June 30, 2024 and September 30, 2023. The Company anticipates that all of the contract assets at June 30, 2024, will be billed and collected within one year.

Revenues from all other contracts for the design and manufacture of equipment, for service and for parts sales, net of any discounts and return allowances, are recorded at a point in time when control of the goods or services has been transferred. Control of the goods or service typically transfers at time of shipment or upon completion of the service.

Payment for equipment under contract with customers is typically due prior to shipment. Payment for services under contract with customers is due as services are completed. Accounts receivable related to contracts with customers for equipment sales recognized at a point in time were $153,000 and $114,000 at June 30, 2024 and September 30, 2023, respectively.

Product warranty costs are estimated using historical experience and known issues and are charged to production costs as revenue is recognized.

Under certain contracts with customers, recognition of a portion of the consideration received may be deferred and recorded as a contract liability if the Company has to satisfy a future obligation, such as to provide installation assistance. There were no contract liabilities other than customer deposits at June 30, 2024 and September 30, 2023. Customer deposits related to contracts with customers were $2,560,000 and $6,815,000 at June 30, 2024 and September 30, 2023, respectively, and are included in current liabilities on the Company’s condensed consolidated balance sheets.

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

The allowance for credit losses is determined by performing a specific review of all account balances greater than 90 days past due and other higher risk amounts to determine collectability, and also adjusting for any known customer payment issues with account balances in the less-than-90-day past due aging category. The measurement and recognition of credit losses involves judgment and represents the Company’s estimate of expected credit losses based on a number of considerations, including historical credit loss experience, the aging of account balances, customer credit worthiness, and current and expected economic, market and industry factors impacting the Company’s customers, including their financial condition. Account balances are charged off against the allowance for credit losses when they are determined to be uncollectible. Any recoveries of account balances previously considered in the allowance for credit losses reduce future additions to the allowance for credit losses. The allowance for credit losses also includes an estimate for returns and allowances. Provisions for estimated returns and allowances and other adjustments, are provided for in the same period the related sales are recorded. Returns and allowances, which reduce product revenue, are estimated using known issues and historical experience.

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

Changes in Internal Control over Financial Reporting

The Company’s management, including the President and Chief Financial Officer, has reviewed the Company’s internal control over financial reporting. There were no changes in the Company’s internal control over financial reporting during the quarter and nine months ended June 30, 2024 that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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
During the nine months ended June 30, 2024, there have been no material changes from the risk factors previously disclosed under Part I, Item 1A, “Risk Factors” in our Annual Report on Form
10-K,
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
or any
“non-Rule
10b5-1
trading arrangement” in effect at any time during the three months ended June 30, 2024.

Item 6. Exhibits

Exhibit	Description

31.1	Certification of Principal Executive Officer Pursuant to Rule 13a – 14(a) of the Securities Exchange Act of 1934, as amended

31.2	Certification of Chief Financial Officer Pursuant to Rule 13a – 14(a) of the Securities Exchange Act of 1934, as amended

32	Certifications of Principal Executive Officer and Chief Financial Officer Pursuant to 18 U. S. C. Section 1350

101.1	Interactive Data File

101.INS	XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

101.SCH	XBRL Schema Document

101.CAL	XBRL Calculation Linkbase Document

101.DEF	XBRL Definition Linkbase Document

101.LAB	XBRL Label Linkbase Document

101.PRE	XBRL Presentation Linkbase Document

104	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2024, formatted in Inline XBRL (included in Exhibit 101)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

GENCOR INDUSTRIES, INC.

/s/ Marc G. Elliott
Marc G. Elliott
President
(Principal Executive Officer)

August 9, 2024

/s/ Eric E. Mellen
Eric E. Mellen
Chief Financial Officer
(Principal Financial and Accounting Officer)

August 9, 2024