Form 10-K
period 2024-09-30
GENCOR INDUSTRIES INC
filed 2025-06-27
CIK 64472

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM
10 – K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended September 30, 2024

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
Registrant’s telephone number, including area code: (407)
290-6000
SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

Title of Each Class	Trading Symbol (s)	Name of Each Exchange on which Registered
Common Stock ($.10 Par Value)	GENC	NYSE American LLC
SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act ☐ Yes ☑ No
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act  ☐ Yes ☑ No
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
☐
 Yes
☑
 No
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation
S-T
(§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).
☐
 Yes
☑
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
Indicate the number of shares outstanding of each of the registrant’s classes of Common Stock, as of the latest practicable date. As of June
25
, 2025:
Common Stock ($.10 par value): 12,338,845 shares
Class B Stock ($.10 par value): 2,318,857
shares
DOCUMENTS INCORPORATED BY REFERENCE
None.

EXPLANATORY NOTE
On November 1, 2024, we were notified that MSL, P.A. (“MSL”), our previous independent registered public accounting firm, entered into a transaction with Forvis Mazars, LLP (“Forvis Mazars”), whereby substantially all of the partners and employees of MSL joined Forvis Mazars. As a result, on the effective date of November 1, 2024, our Audit Committee dismissed MSL and appointed Forvis Mazars to serve as our independent registered public accounting firm. The change in our independent registered public accounting firm subsequent to our year-end resulted in the need for additional time for us to coordinate the completion of the audit of the financial statements for the year ended September 30, 2024 and the audit of internal control over financial reporting as of September 30, 2024 (the “2024 Audit”).
Due to the delay in the completion of the 2024 Audit we determined that we were unable to file our Annual Report on Form 10-K for the fiscal year ended September 30, 2024 (the “2024 Annual Report”) within the time period prescribed.
Additionally, we dismissed Forvis Mazars as our independent registered public accounting firm on February 13, 2025 and engaged Berkowitz Pollack Brant Advisors + CPAs (“BPB”) as our new independent registered public accounting firm on February 20, 2025. The engagement of BPB resulted in the need for additional time for the Company to coordinate the completion of the 2024 Audit, the 2024 Annual Report and the Quarterly Reports on Form 10-Q for the quarterly periods ended December 31, 2024 and March 31, 2025.
Due to the delays discussed above, we were unable to timely file our 2024 Annual Report and Quarterly Reports on Form 10-Q for the quarterly periods ended December 31, 2024 and March 31, 2025, as required under the NYSE American LLC (“NYSE American”) continued listing standards. NYSE Regulation (“NYSE”) informed us that, under the rules of the NYSE American, we have an initial six-month period from the 2024 Annual Report filing due date of December 31, 2024, to regain compliance with the NYSE American continued listing standards by filing all delinquent reports with the SEC, allowing us to file the delinquent reports, including this 2024 Annual Report, by June 30, 2025.
On June 10, 2025, we submitted an extension request to the NYSE, requesting additional time to regain compliance with the NYSE American continued listing standards. While we are filing this 2024 Annual Report within the initial six-month period granted by the initial delinquency notice, we requested the extension to allow the Company additional time to coordinate the completion of the Quarterly Reports on Form 10-Q for the quarterly periods ended December 31, 2024 and March 31, 2025. On June 24, 2025, the NYSE informed us that it accepted our extension request, allowing us to submit our delinquent reports by August 19, 2025.

Introductory Note: Caution Concerning Forward-Looking Statements

This Annual Report on Form 10-K (this “Annual Report”) and the Company’s other communications and statements may contain certain “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), including statements about the Company’s beliefs, plans, objectives, goals, expectations, estimates, projections and intentions. These statements are subject to significant risks and uncertainties and are subject to change based on various factors, many of which are beyond the Company’s control. The Company’s actual results may differ materially from those set forth in the Company’s forward-looking statements depending on a variety of important factors, including the financial condition of the Company’s customers, changes in the economic and competitive environments, demand for the Company’s products and the timing and consequences of the delays in the Company’s regaining compliance with its SEC filing obligations. In addition, the impact of (i) the U.S. government’s recent tariff announcements, (ii) the invasion by Russia into Ukraine, and (iii) the conflict between Israel and Hamas, including hostilities involving Iran, as well as actions taken by other countries, including the U.S., in response to such tariff announcements and conflicts, could result in a disruption in our supply chain and higher costs of our products. The words “may,” “could,” “should,” “would,” “believe,” “anticipate,” “estimate,” “expect,” “intend,” “plan,” “target,” “goal,” and similar expressions are intended to identify forward-looking statements.

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

In 1998, the Company entered into agreements with Carbontronics, LLC, pursuant to which the Company designed, manufactured, sold and installed four synthetic fuel production plants. In addition to payment for the plants, the Company received membership interests in two synthetic fuel entities which resulted in significant cash flows from the sale of synthetic fuel and tax credits (Internal Revenue Code, Section 29) and, consequently, distributed significant cash to the Company from 2001 to 2010.The tax credit legislation expired at the end of calendar year 2007. Consequently, the four synthetic fuel plants were decommissioned. The plants were sold or transferred to site owners in exchange for a release of all contracted liabilities related to the removal of plants from the sites. Gencor’s ownership in the two synthetic fuel entities ended in 2013. In 2020, the Company acquired the asphalt paver assets from Volvo Construction Equipment North America LLC.

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

Competition

The markets for the Company’s products are highly competitive. The industry remains fairly concentrated, with a small number of companies competing in the markets of the majority of the Company’s product lines. The principal competitive factors include quality, price, delivery, availability, and technological capabilities. The Company believes it manufactures the highest quality equipment in the industry. In addition, the Company believes that its products’ performance reliability, brand recognition, pricing, and after-the-sale technical support are other important factors that enable the Company to compete effectively.

Sales and Marketing

The Company’s products and services are marketed through Company-employed sales representatives and independent dealers.

Sales Backlog

The size of the Company’s backlog should not be viewed as an indicator of the Company’s quarterly or annualized revenues, due to the timing of order fulfillment of asphalt plants. The Company’s backlog was $56.2 million and $57.8 million as of December 1, 2024 and December 1, 2023, respectively.

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

Employees

As of September 30, 2024, the Company had 323 full-time employees. The Company has a collective bargaining agreement covering employees at its Marquette, Iowa facility. No other employees are represented by a labor union or collective bargaining agreement.

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

The Company faces risks related to being delinquent in its SEC reporting obligations.

Due to the circumstances discussed in the Explanatory Note in this Annual Report, the Company’s recent SEC filings, including this Annual Report, its Quarterly Reports on Form 10-Q for the quarterly periods ended December 31, 2024 and March 31, 2025 (the “Delinquent Reports”) were delinquent. NYSE Regulation (“NYSE”) informed the Company that, under the rules of the NYSE American, LLC (“NYSE American”), it is subject to the procedures set forth in Section 1007 of the NYSE American Company Guide, and that the Company has an initial six-month period from the Form 10-K filing due date of December 31, 2024 to regain compliance with the NYSE American listing standards, allowing the Company to file the Delinquent Reports by June 30, 2025.

On June 10, 2025, the Company submitted an extension request to NYSE Regulation, requesting additional time to regain compliance with the NYSE American continued listing standards. While the Company is filing this 2024 Annual Report within the initial six-month period granted by the initial delinquency notification, the Company requested an extension to allow it additional time to coordinate the completion of the Quarterly Reports on Form 10-Q for the quarterly periods ended December 31, 2024 and March 31, 2025. On June 24, 2025, the NYSE informed the Company that it accepted the extension request, allowing the Company to submit the Delinquent Reports by August 19, 2025.

The Company faces the following risks and challenges related to being delinquent in its SEC reporting obligations, including:

•

The Company may fail to file all Delinquent Reports by August 19, 2025, and there can be no assurance that the NYSE will grant an additional discretionary extension for the Company to regain compliance;

•	The NYSE may commence delisting proceedings at any time if it deems that the circumstances warrant;

•

The Company may fail to remediate material weaknesses in its internal control over financial reporting and other material weaknesses may be identified in the future, which could adversely affect the accuracy and timing of the Company’s financial reporting; and

•	Failure to timely file its SEC reports and make the Company’s current financial information available has placed, and may continue to place, downward pressure on the Company’s stock price.

If the Company is unable to file all Delinquent Reports by August 19, 2025 and the NYSE does not grant an additional discretionary extension for the Company to regain compliance, or if the NYSE otherwise determines circumstances so warrant, our Common Stock may be subject to delisting. If the NYSE American delists the Company’s Common Stock from trading on its exchange, the Company could face a limited availability of market quotations for its Common Stock and reduced liquidity for its Common Stock.

The Company has identified material weaknesses in its internal control over financial reporting, which could, if not remediated, adversely affect its ability to report its financial condition and results of operations in a timely and accurate manner. If the Company fails to comply with requirements relating to internal control over financial reporting under Section 404 of the Sarbanes-Oxley Act, the business could be harmed and its stock price could decline.

Rules adopted by the SEC pursuant to Section 404 of the Sarbanes-Oxley Act of 2002 require the Company to assess its internal control over financial reporting annually. The rules governing the standards that must be met for management to assess its internal control over financial reporting are complex. They require significant documentation, testing, and possible remediation of any significant deficiencies in and/or material weaknesses of internal controls in order to meet the detailed standards under these rules. Additionally, it is necessary for us to maintain effective internal control over financial reporting to prevent fraud and errors and to maintain effective disclosure controls and procedures so that we can provide timely and reliable financial and other information. A failure to maintain adequate internal controls may adversely affect the Company’s ability to provide financial statements that accurately reflect its financial condition and report information on a timely basis. The Company has evaluated its internal control over financial reporting and determined that it was not effective as of September 30, 2024 and that material weaknesses existed as of that date, and the Company has also concluded that its disclosure controls and procedures were not effective as of September 30, 2024 due to material weaknesses in its internal control over financial reporting. See Item 9A – Controls and Procedures – Management’s Annual Report on Internal Control over Financial Reporting.

As described in Item 9A—Controls and Procedures– Management’s Annual Report on Internal Control over Financial Reporting, the Company will begin the process of remediating its identified material weaknesses. Management’s continuing evaluation and work to enhance the Company’s internal control over financial reporting has required and will continue to require the dedication of additional resources and management time and expense. If the Company fails to maintain the effectiveness of its internal controls, including any failure to implement new or improved controls, or if the Company experiences difficulties in their implementation, the Company’s business and operating results could be harmed, and the Company could fail to meet its financial reporting obligations, which in turn could affect the market price of the Company’s securities. In addition, perceptions of the Company among customers, lenders, investors, securities analysts and others could also be adversely affected. The current material weaknesses or any weaknesses or deficiencies identified in the future could also hurt confidence in the Company’s business and the accuracy and completeness of the Company’s financial statements, and adversely affect the Company’s ability to do business with these groups.

The Company can give no assurances that the remediation measures it will begin implementing, or any future measures it may take, will remediate the material weaknesses identified or that any additional material weaknesses will not arise or be identified in the future due to the Company’s failure to implement and maintain effective internal control over financial reporting. In addition, even if the Company is successful in strengthening its controls and procedures, those controls and procedures may not be effective to prevent or identify irregularities or ensure the fair and accurate presentation of the Company’s financial statements included in its periodic reports filed with the SEC.

The business is affected by the cyclical nature of the markets it serves.

The demand for the Company’s products is dependent on general economic conditions and more specifically, federal and state funding for highways and roads. Adverse economic conditions may cause customers to forego or delay new purchases and rely more on repairing existing equipment, thus negatively impacting the Company’s sales and profits.

The business is affected by the level of government funding for highway construction in the United States and Canada.

Most highway contractors in the U.S. and Canada depend on funding by federal, provincial, state and local agencies for highway, transit and infrastructure programs. Future legislation may increase or decrease government spending, which, if decreased, could have a negative effect on the Company’s financial condition or results of operations. Federal and/or state funding allocated to infrastructure may decrease in the future. For example, the Infrastructure Investment and Jobs Act (the “IIJ Act”), which provides $110 billion for domestic highways, bridges and roads, is scheduled to expire on September 30, 2026.

The loss of any relationship with a large customer, or a significant downturn in the business or financial condition of any such customer, could have adverse consequences on the Company’s future business.

During the year ended September 30, 2024, one customer accounted for 11.3% of net revenue. During the year ended September 30, 2023, a different customer accounted for 14.8% of net revenue. The loss of any relationship with a large customer, or a significant reduction in sales to any such customer, could adversely affect the Company’s revenues and, consequently, its business.

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

The Company’s marketable securities are comprised of cash and money funds, corporate bonds, exchange-traded funds, and government securities invested through a professional investment management firm and are subject to various risks, such as interest rates, markets, and credit.

The Company’s marketable securities are comprised of cash and money funds, corporate bonds, exchange-traded funds, and government securities invested through professional investment management firms and are subject to various risks, such as interest rate risk, market risk, and credit risk. Due to the level of risk associated with certain investment securities and the level of uncertainty related to changes in the value of securities, adverse developments with respect to interest rates, the capital markets or the credit markets could have a material adverse impact on the value of these investment securities and ultimately, the Company’s results of operations.

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

The business is affected by the prices of liquid asphalt and oil.

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

As current tariffs are implemented, or if additional or increased tariffs or other restrictions are placed on foreign imports or any related counter-measures are taken by other countries, our business, financial condition, results of operations and cash flow could be harmed.

We manufacture our equipment domestically with a fraction of our sales exported to neighboring countries. The current U.S. administration has implemented tariffs on countries to which the Company has sales and has threatened tariffs on a variety of other counties. Also, some of the parts we procure are sourced from countries subject to the recent tariffs. It is not known whether any additional costs will be passed onto customers. This could negatively affect our revenues, cash flows, and financial position.

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

Companies are facing scrutiny from stakeholders related to their ESG practices. Investor advocacy groups, certain institutional investors, investment funds and other influential investors are also increasingly focused on ESG practices and in recent years have placed increasing importance on the implications and social cost of their investments. Regardless of the industry, investors’ and stakeholders’ increased focus related to stakeholder ESG expectations and standards, which are evolving, may cause the Company to suffer from reputational damage and its business or financial condition could be adversely affected.

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

The Company’s quarterly operating results have varied significantly in the past and are likely to vary significantly from quarter to quarter in the future. As a result, the Company’s operating results may fall below the expectations of securities analysts and investors in some quarters, which could result in a decrease in the market price of its common stock. The reasons the Company’s quarterly results may fluctuate include:

•	General competitive and economic conditions;

•	Delays in, or uneven timing in, delivery of customer orders;

•	The seasonal nature of the industry;

•	The fluctuations in the market value of its securities portfolio;

•	The introduction of new products by the Company or its competitors;

•	Product supply shortages;

•	Reduced demand due to adverse weather conditions;

•	Expiration or renewal of federal highway programs;

•	Changes to federal, state or Canadian provincial programs; and

•	Recently enacted tariffs.

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

Concerns over inflation, geopolitical issues and global financial markets have led to increased economic instability and expectations of slower global economic growth. Our business may be adversely affected by any such economic instability or unpredictability. Russia’s invasion of Ukraine and related sanctions has led to increased energy prices. Such sanctions and disruptions to the global economy may lead to additional inflation and may disrupt the global supply chain and could have a material adverse effect on our ability to secure supplies. The increased cost of oil, along with increased or prolonged periods of inflation, would likely increase our costs in the form of higher wages, further inflation on supplies and equipment necessary to operate our business. Additionally, the armed conflict involving Hamas and Israel, as well as further escalation of tensions between Israel, the U.S., and various countries in the Middle East, including hostilities involving Iran, and North Africa, may cause increased inflation in energy and logistics costs and could further cause general economic conditions in the U.S. or abroad to deteriorate. There is a risk that one or more of our suppliers could be negatively affected by global economic instability, which could adversely affect our ability to operate efficiently and timely complete our operational goals. As of the date of issuance of this Annual Report, the Company’s operations have not been significantly impacted.

The Company may suffer adverse consequences if it is deemed an investment company under the Investment Company Act of 1940, as amended (the “Investment Company Act”).

Under Section 3(a)(1)(C) of the Investment Company Act, a company is deemed to be an investment company if it is, or holds itself out as being, engaged primarily, or proposes to engage primarily, in the business of investing, reinvesting, or trading in securities and owns investment securities having a value exceeding 40% of the value of its total assets (exclusive of U.S. Government securities and cash items) on an unconsolidated basis.. The Company believes that it is not an investment company under Section 3(a)(1)(A) of the Investment Company Act because it does not hold itself out as being engaged primarily in the business of investing, reinvesting, or trading in securities. Rather, the Company has been a manufacturer of heavy equipment used in the production of asphalt for highway construction and environmental control equipment for over 50 years. The Company’s core products include asphalt plants, asphalt pavers, combustion systems, and fluid heat transfer systems.

As reflected on the Company’s balance sheet at September 30, 2024, the Company owns a significant amount of marketable securities, which include cash, cash equivalents, government and corporate bonds, and exchange-traded funds. Section 3(a)(2) defines the term “investment securities”, as used in Section 3(a)(1)(C) to include all marketable securities except government securities and cash and cash equivalents. The value of the Company’s investment securities is significantly below 40% of the value of its total assets (excluding government securities and cash items) at September 30, 2024.

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

The Company faces risks with any future acquisitions.

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

Risks generally associated with our information systems or cybersecurity attacks on our systems could adversely affect the results of our business operations.

We have been, and expect to continue to be, subject to cybersecurity risks and incidents related to our business. To date, risks from cybersecurity threats have not materially affected our operations. We rely on the efficient and uninterrupted operation of our information systems and networks, including cloud-based and other third-party services, to obtain, rapidly process, analyze and manage data. Our systems and technologies, or those of third parties on which we rely, could fail or become unreliable due to equipment failures, software viruses, cyber threats, terrorist acts, natural disasters, power failures or other causes. Cybersecurity threats are evolving and include, but are not limited to, malicious software, cyber espionage, attempts to gain unauthorized access to our sensitive information, including that of our customers, suppliers, and subcontractors, and other electronic security breaches that could lead to disruptions in mission critical systems, unauthorized release of confidential or otherwise protected information, and corruption of data. Although we utilize various procedures and controls to monitor and mitigate these threats, there can be no assurance that these procedures and controls will be sufficient to prevent future security threats from materializing. If any of these events were to materialize, the costs related to cyber or other security threats or disruptions may have a material adverse effect on our operating results and financial condition.

ITEM 1B	UNRESOLVED STAFF COMMENTS

None.

ITEM 1C	CYBERSECURITY
Risk Management and Strategy
Our information technology, communication networks, enterprise applications, and related systems are necessary for our operations. We use these systems to manage our production, engineering drawings, customer and vendor relationships, for internal communications, for payroll and accounting to operate record-keeping functions, and for many other key aspects of our business. Our business operations rely on the secure collection, storage, transmission, and other processing of proprietary, confidential, and sensitive data.
We have implemented and maintain various information security processes designed to identify, assess and manage material risks from cybersecurity threats to our critical computer networks, third-party hosted services, communications systems, hardware and software, and our critical data. Our cybersecurity risk management program is included in our overall enterprise risk management program.
Key elements of our cybersecurity risk management program include:

•
the formalization and implementation of information security policies which include encryption standards, antivirus protection, vulnerability management, multifactor authentication, granting and removing of access, confidential information, and credential standards;

•	the use of external service providers, where appropriate, to assess, test or otherwise assist with aspects of our security controls including vulnerability assessments and penetration tests;

•	cybersecurity awareness training of our employees;

•	enhancement of segregation of duties to mitigate the risk of self-review of transactions within the system; and

•	revision of user access request documentation to clearly define the roles and permissions assigned to users.
We have been, and expect to continue to be, subject to cybersecurity risks and incidents related to our business. To date, risks from cybersecurity threats have not materially affected our operations. We currently do not expect that the risks from cybersecurity threats are reasonably likely to materially affect us. However, as discussed further under “Item 1A – Risk Factors”, cyber threats continue to increase. Preventative actions we take to reduce the risk of cyber incidents and protect our systems and information may be insufficient. Accordingly, no matter how well designed or implemented our controls are, we will not be able to anticipate all security breaches of these types, including security threats that may result from third parties improperly employing artificial intelligence technologies, and we may not be able to implement effective preventive measures against such security breaches in a timely manner.
Governance
Our Board of Directors has overall oversight responsibility for our enterprise risk management program and delegates cybersecurity risk management oversight to the Audit Committee of the Board of Directors. Our Chief Financial Officer and IT Manager are responsible for identifying, considering and assessing cybersecurity risks on an ongoing basis, establishing processes to ensure that such potential cybersecurity risk exposures are monitored, putting in place appropriate mitigation measures, maintaining cybersecurity programs, and remediating any potential cybersecurity incidents. The Audit Committee receives updates from our Chief Financial Officer on, among other things, our cybersecurity risks and the status of any projects to strengthen our information security systems and assessments of our cybersecurity program. At meetings of the Board of Directors, the Chairman of our Audit Committee has the opportunity to report on cybersecurity risks and related mitigation efforts.

Our IT Manager has been with the Company for over a decade, and maintains various certifications in information technology and information security subjects. Our Chief Financial Officer holds a BS in Finance and Management and an MBA, has over 30 years of financial management experience, and has over 13 years of experience managing risks at the Company, including risks arising from cybersecurity threats.

ITEM 2	PROPERTIES

The following table lists the operating properties owned or leased by the Company as of September 30, 2024:

Location	Acreage	Building Square Footage	Principal Function
Marquette, Iowa	72.0	137,000	Owned offices and manufacturing
Orlando, Florida	27.0	215,000	Owned corporate offices and manufacturing
Chambersburg, Pennsylvania	7.4	103,000	Leased offices and manufacturing

ITEM 3	LEGAL PROCEEDINGS

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

None.

PART II

ITEM 5	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

The Company’s common stock is traded on the NYSE American LLC under the symbol “GENC.”

The Company has not issued any securities during the prior two years that were not already registered under the Exchange Act.

The Company made no repurchases of any of its equity securities during the quarter ended September 30, 2024.

As of September 30, 2024, there were 157 holders of common stock of record and 6 holders of Class B stock of record. The Company has not paid cash dividends during the last two fiscal years and has no intention to pay cash dividends in the foreseeable future.

EQUITY COMPENSATION PLANS

There were no equity compensation plans or arrangements previously approved by security holders as of September 30, 2024.

ITEM 6	[RESERVED]

ITEM 7	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

“Forward-Looking” Information

This Annual Report contains certain “forward-looking statements” within the meaning of the Exchange Act, which represent the Company’s expectations and beliefs, including, but not limited to, statements concerning gross margins, sales of the Company’s products, future financing plans, income from investees and litigation. These statements by their nature involve substantial risks and uncertainties, certain of which are beyond the Company’s control. Actual results may differ materially depending on a variety of important factors, including the financial condition of the Company’s customers, changes in the economic and competitive environments, the performance of the investment portfolio and the demand for the Company’s products.

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

On November 15, 2021, President Biden signed into law a five-year, $1.2 trillion infrastructure bill, the Infrastructure Investment and Jobs Act (the “IIJ Act”), including $550 billion in new spending and reauthorization of $650 billion in previously allocated funds. The IIJ Act provides $110 billion for the nation’s highways, bridges and roads. The IIJ Act is scheduled to expire on September 30, 2026.

Fluctuations in the price of carbon steel, which is a significant cost and material used in the manufacturing of the Company’s equipment, may affect the Company’s financial performance. The Company is subject to fluctuations in market prices for raw materials, such as steel. If the Company is unable to purchase materials it requires or is unable to pass on price increases to its customers or otherwise reduce its cost of goods sold, its results of operations and financial condition may be adversely affected.

The Company monitors the prices it charges for its products and services on an ongoing basis and has historically been able to adjust its prices to take into account changes in the rate of inflation.

Also, a significant increase in the price of liquid asphalt could decrease demand for hot mix asphalt paving materials and certain of the Company’s products. Increases in oil prices also drive up the cost of gasoline and diesel, which results in increased freight costs. Where possible, the Company will pass increased freight costs on to its customers. However, the Company may not be able to recapture all of the higher costs which could have a negative impact on the Company’s financial performance.

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

Results of Operations

Year ended September 30, 2024 compared with the year ended September 30, 2023

Net revenue for the year ended September 30, 2024 increased 7.7% to $113,166,000 from $105,075,000 for the year ended September 30, 2023. The net revenue increase was primarily driven by increased equipment sales recognized over time and increased parts and component sales, partially offset by a decrease in equipment sales recognized at a point in time. Net revenue for the fourth quarter of fiscal 2024 increased slightly to $20,921,000 compared to $20,871,000 for the quarter ended September 30, 2023.

As a percent of sales, gross profit margins increased slightly to 27.7% in fiscal 2024 as compared to 27.6% in fiscal 2023. In the fourth quarter of fiscal 2023, gross profit margin of 31.7% was positively impacted by closing out of certain projects recognized over time where actual results improved over initial estimates. In the fourth quarter of fiscal 2024 gross profit margin was 25.6%.

Product engineering and development expense in fiscal 2024 decreased $145,000 to $3,313,000 from $3,458,000 in fiscal 2023 due to reduced headcount. Selling, general and administrative (“SG&A”) expenses in fiscal 2024 increased $2,173,000 to $14,327,000 from $12,154,000 in fiscal 2023. The increase in SG&A expenses was primarily due to increased trade show expenses, professional fees and commissions on higher net revenue.

In fiscal 2024, the Company had operating income of $13,687,000 versus $13,425,000 in fiscal 2023. The benefit of increased sales in fiscal 2024 was partially offset by increased SG&A expenses as compared to fiscal 2023.

For the year ended September 30, 2024, the Company had net other income of $7,043,000 compared to $5,351,000 for the year ended September 30, 2023. Interest and dividend income, net of fees, was $3,435,000 for the year ended September 30, 2024 as compared to $2,108,000 for year ended September 30, 2023. Interest income for the year ended September 30, 2024 as compared to the prior year increased due to higher interest rates earned on increased cash balances and fixed income investments coupled with the Company reallocating a majority of its holdings in equities to fixed income in January 2023. Net realized and unrealized gains on marketable securities were $3,621,000 for the year ended September 30, 2024 versus $3,243,000 for the year ended September 30, 2023. Net realized and unrealized gains in the portfolio were primarily the result of fluctuations in the market value of fixed income securities due to interest rate changes.

The effective income tax rate for fiscal 2024 was 29.8% versus 21.9% in fiscal 2023. The higher income tax rate in fiscal 2024 was driven by increased reserves of $1.2 million for unrecognized tax benefits.

Net income for the year ended September 30, 2024 was $14,558,000, or $0.99 per diluted and basic share, versus $14,666,000, or $1.00 per diluted and basic share, for the year ended September 30, 2023.

Liquidity and Capital Resources

The Company generates capital resources through operations and returns from its investments. We believe these sources of capital will satisfy our liquidity needs in both the short and long term.

The Company had no long-term debt outstanding at September 30, 2024 or 2023. In April 2020, a financial institution issued an irrevocable standby letter of credit (“letter of credit”) on behalf of the Company for the benefit of one of the Company’s insurance carriers. The maximum amount that can be drawn by the beneficiary under the letter of credit is $150,000. The letter of credit expires in February 2026, unless terminated earlier, and can be extended, as provided by the agreement. The Company intends to renew the letter of credit for as long as the Company does business with the beneficiary insurance carrier. The letter is collateralized by restricted cash of the same amount on any outstanding drawings. To date, no amounts have been drawn under the letter of credit.

As of September 30, 2024, the Company had $25,482,000 in cash and cash equivalents, and $89,927,000 in marketable securities. The marketable securities are invested through a professional investment management firm. The securities may be liquidated at any time into cash and cash equivalents.

The Company’s backlog was $72.2 million at September 30, 2024 versus $75.8 million at September 30, 2023. The Company’s working capital was $182.2 million at September 30, 2024 versus $164.8 million at September 30, 2023.

The significant purchases, sales and maturities of marketable securities shown on the consolidated statements of cash flows typically reflect the frequent purchase and sale of United States treasury bills.

Year ended September 30, 2024 compared with the year ended September 30, 2023

Cash flows provided by operations in fiscal 2024 were $9,291,000 primarily resulting from net income and reduced inventories, and partially offset by increased contract assets on contract sales where revenue is recognized over time. Contract assets increased $7,831,000 with the timing of inventory build and percentage of completion recognition on sales where revenue is recognized over time. Inventories decreased by $7,765,000 primarily due to completion and shipment on several large contract orders where revenue is recognized at a point in time as well as increased parts sales coupled with reduced purchases as supplier lead times have come down, and increased allowances.

Cash flows provided by operations in fiscal 2023 were $10,196,000 primarily resulting from net income and sale of marketable securities, and partially offset by increased inventory. Inventories increased by $15,712,000 primarily due to progress on several large contract orders where revenue is recognized at a point in time, the impact of the inflationary environment on raw material and wage price increases, and stock build to adjust for the increasing lead times from suppliers. Marketable securities decreased $9,364,000 due primarily to the transfer of $10,000,000 from the investment portfolio to cash to fund operating needs of the business during fiscal 2023.

Cash flows used in investing activities for the years ended September 30, 2024 and September 30, 2023, were $840,000 and $2,746,000, respectively, and were primarily related to the capital expenditures for building improvements, and manufacturing processing equipment.

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

Contract assets (excluding accounts receivable) under contracts with customers represent revenue recognized in excess of amounts billed on equipment sales recognized over time. These contract assets were $9,339,000 and $1,508,000 at September 30, 2024 and 2023, respectively, and are included in current assets on the Company’s consolidated balance sheets. The Company anticipates that all of the contract assets at September 30, 2024, will be billed and collected within one year.

Revenues from all other contracts for the design and manufacture of equipment, for service and for parts sales, net of any discounts and return allowances, are recorded at a point in time when control of the goods or services has been transferred. Control of the goods or service typically transfers at time of shipment or upon completion of the service.

Payment for equipment under contract with customers is typically due prior to shipment. Payment for services under contract with customers is due as services are completed. Accounts receivable related to contracts with customers at September 30, 2024 and September 30, 2023 were $163,000 and $114,000, respectively.

Product warranty costs are estimated using historical experience and known issues and are charged to production costs as revenue is recognized.

Under certain contracts with customers, recognition of a portion of the consideration received may be deferred and recorded as a contract liability if the Company has to satisfy a future obligation, such as to provide installation assistance. There were no significant contract liabilities other than customer deposits at September 30, 2024 and September 30, 2023. Customer deposits related to contracts with customers were $5,018,000 and $6,815,000 at September 30, 2024 and 2023, respectively, and are included in current liabilities on the Company’s consolidated balance sheets.

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

Contractual Obligations

The Company had no long-term or short-term debt as of September 30, 2024 and there was no long-term debt facility in place at September 30, 2024.

In April 2020, a financial institution issued an irrevocable standby letter of credit (“letter of credit”) on behalf of the Company for the benefit of one of the Company’s insurance carriers. The maximum amount that can be drawn by the beneficiary under the letter of credit is $150,000. The letter of credit expires in February 2026, unless terminated earlier, and can be extended, as provided by the agreement. The Company intends to renew the letter of credit for as long as the Company does business with the beneficiary insurance carrier. The letter is collateralized by restricted cash of the same amount on any outstanding drawings. To date, no amounts have been drawn under the letter of credit.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Stockholders of
Gencor Industries, Inc.
Opinions on the Consolidated Financial Statements
We have audited the accompanying consolidated balance sheet of Gencor Industries, Inc. (the “Company”) as of September 30, 2024, and the related consolidated statements of income, stockholders’ equity, and cash flows for the year then ended, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of September 30, 2024, and the results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Company’s internal control over financial reporting as of September 30, 2024, based on the criteria established in
Internal
Control
- Integrated
Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in 2013 and our report dated June 27, 2025 expressed an adverse opinion on the effectiveness of the Company’s internal control over financial reporting because of the existence of material weaknesses.
Basis for Opinion
These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. Our audit included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audit provides a reasonable basis for our opinion.
Critical Audit Matters
The critical audit matters communicated below are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.
Allowance for Slow-Moving and Obsolete Inventories
As disclosed in Note 1 to the Company’s consolidated financial statements, the Company records an estimated allowance for slow-moving and obsolete inventories to state the Company’s inventories at the lower of cost or net realizable value. The Company relies on, among other things, past usage, sales experience, recent order and quote activity, possible alternative uses, future sales forecasts, and its strategic business plan to develop the estimate. As a result of management’s assessment, the Company recorded an allowance for slow-moving and obsolete inventories of approximately $13,331,000 as of September 30, 2024.
Auditing management’s estimate of the allowance for slow-moving and obsolete inventories involved subjective evaluation and a high degree of auditor judgement due to significant assumptions involved in estimating future inventory turnover and sales.
The following are the primary procedures we performed to address this critical audit matter. We tested the accuracy and completeness of the underlying data used in calculating the inventory allowance, including testing of a sample of inventory usage transactions, and recomputed the allowance calculation. We also evaluated the Company’s ability to accurately estimate the assumptions used to develop the estimate by comparing historical allowance amounts to the history of actual inventory write-offs. Furthermore, we reviewed subsequent sales activity on items with partial reserves to assess the impact to the year-end allowance.
Revenue from Contracts with Customers Where Revenue is Recognized Over Time
As disclosed in Note 1 to the Company’s consolidated financial statements, the Company recognizes revenues from contracts with customers for the design, manufacture and sale of custom equipment which is recognized over time. Revenues and costs are recognized in proportion to actual labor costs incurred, as compared with total estimated labor costs expected to be incurred, during the entire contract. Changes to total estimated contract costs or losses, if any, are recognized in the period in which they are determined. The Company recorded approximately $45,786,000 in revenue from custom equipment sales contracts during the year ended September 30, 2024.
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
Uncertain Tax Positions
As disclosed in Note 6 to the Company’s consolidated financial statements, the Company utilizes a two-step approach for recognizing and measuring uncertain tax positions. The first step is to evaluate the tax position for recognition by determining if the weight of available evidence indicates that it is more likely than not that the position will be sustained on audit, based on the technical merits of the position. The second step is to measure the tax benefit as the largest amount that is more than 50% likely of being realized upon settlement. The Company had a total uncertain tax position liability of $1,376,000 as of September 30, 2024, which increased by $1,200,000 from the previous year.
Auditing management’s estimate of uncertain tax position liability involved subjective evaluation and a high degree of auditor judgement due to significant assumptions and considerable inputs involved in estimating the uncertain tax position liability.
The following are the primary procedures we performed to address this critical audit
matter. We obtained an understanding and evaluated management’s process for identifying state filing requirements and evaluating uncertain tax positions. We performed a nexus analysis for each state where the Company operates, sells products, owns assets or employs personnel. We also recalculated management’s estimate and compared our own independent estimate to that recorded by management for uncertain tax positions.
We have served as Gencor Industries, Inc.’s auditor since 2025.
/s/
Berkowitz Pollack Brant Advisors + CPAs
BERKOWITZ POLLACK BRANT ADVISORS + CPA
S
PCAOB ID Number:
52
West Palm Beach, Florida
June 2
7
, 2025

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Shareholders of Gencor Industries, Inc.:
Opinion on the Consolidated Financial Statements
We have audited the accompanying consolidated balance sheet of Gencor Industries, Inc. (the “Company”) as of September 30, 2023, and the related consolidated statements of income, shareholders’ equity, and cash flows for the year then ended, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of September 30, 2023, and the results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.
Basis for Opinion
These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud.
Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.
We have served as the Company’s auditor from 2001 to 2024.
/s/ MSL, P.A.
MSL, P.A.
Certified Public Accountants
PCAOB ID Number: 569
Orlando, Florida
December 13, 2023

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
ON INTERNAL CONTROL OVER FINANCIAL REPORTING
To the Board of Directors and Stockholders of
Gencor Industries, Inc.
Adverse Opinion on Internal Control over Financial Reporting
We have audited Gencor Industries, Inc.’s (the Company’s) internal control over financial reporting as of September 30, 2024, based on criteria established in
Internal Control—Integrated Framework (2013)
issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, because of the effect of the material weaknesses described in the following paragraph on the achievement of the objectives of the control criteria, the Company has not maintained effective internal control over financial reporting as of September 30, 2024, based on criteria established in
Internal Control—Integrated Framework (2013)
issued by COSO.
A material weakness is a control deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. The following material weaknesses have been identified and included in management’s assessment:

•
Ineffective information technology general controls (“ITGC’s”), particularly such controls related to user access, program change management, and ineffective complementary user-organization controls, which limited management’s ability to rely on technology-dependent controls relevant to the Company’s consolidated financial statements. As a result, information technology-dependent manual and automated controls that rely on the affected ITGC’s, or information from the information technology systems with affected ITGC’s, were also ineffective.

•	Ineffective design, implementation, and operation of controls over key third party service provider System and Organizational Controls reports.

•	Ineffective controls over the period end close process, including the review and approval process of journal entries, account reconciliations, and segregation of duties.

•	Inadequate documentation and design of controls related to various key financial statement accounts and assertions.

•
Inadequate risk assessment, control activities, information and communication, and monitoring components of the Company’s internal control framework such that internal control weaknesses were not detected, communicated, addressed with mitigating control activities, or remediated on a timely basis.

These material weaknesses were considered in determining the nature, timing and extent of audit tests applied in our audit of the consolidated financial statements, and this report does not affect our report dated June 27, 2025 on those consolidated financial statements.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheet and the related consolidated statements of income, stockholders’ equity, and cash flows of the Company, and our report dated June 27, 2025, expressed an unqualified opinion on those consolidated financial statements.
Basis for Opinion
The Company’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying “Management Annual Report on Internal Control Over Financial Reporting”. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.
Definition and Limitations of Internal Control over Financial Reporting
A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of consolidated financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of consolidated financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the consolidated financial statements.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
/s/ Berkowitz Pollack Brant Advisors + CPAs
BERKOWITZ POLLACK BRANT ADVISORS + CPA
S
PCAOB ID Number: 52
West Palm Beach, Florida
June 27, 2025

Part I. Financial Information
GENCOR INDUSTRIES, INC.
Consolidated Balance Sheets
As of September 30, 2024 and 2023

	2024	2023
ASSETS
Current assets:
Cash and cash equivalents	$25,482,000	$17,031,000
Marketable securities at fair value (cost of $88,777,000 at September 30, 2024 and $85,514,000 at September 30, 2023)	89,927,000	84,252,000
Accounts receivable, less allowance for credit losses of $390,000 at September 30, 2024 and $545,000 at September 30, 2023	1,980,000	2,467,000
Contract assets	9,339,000	1,508,000
Inventories, net	63,762,000	71,527,000
Prepaid expenses	2,352,000	2,169,000

Total current assets	192,842,000	178,954,000

Property and equipment, net	11,472,000	13,246,000
Deferred and other income taxes	3,424,000	3,343,000
Other long-term assets	383,000	381,000

Total Assets	$208,121,000	$195,924,000

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$2,001,000	$3,269,000
Customer deposits	5,018,000	6,815,000
Accrued expenses	3,255,000	3,753,000
Current operating lease liabilities	330,000	328,000

Total current liabilities	10,604,000	14,165,000
Unrecognized tax benefits	1,376,000	176,000

Total liabilities	11,980,000	14,341,000

Commitments and contingencies
Shareholders’ equity:
Preferred stock, par value $.10 per share; 300,000 shares authorized; none issued	—	—
Common stock, par value $.10 per share; 15,000,000 shares authorized;
12,338,845 shares issued and outstanding at September 30, 2024 and 2023	1,234,000	1,234,000
Class B Stock, par value $.10 per share; 6,000,000 shares authorized;
2,318,857 shares issued and outstanding at September 30, 2024 and 2023	232,000	232,000
Capital in excess of par value	12,590,000	12,590,000
Retained earnings	182,085,000	167,527,000

Total shareholders’ equity	196,141,000	181,583,000

Total Liabilities and Shareholders’ Equity	$208,121,000	$195,924,000

See accompanying Notes to Consolidated Financial Statements

GENCOR INDUSTRIES, INC.
Consolidated Income Statements
For the Years Ended September 30, 2024 and 2023

	2024	2023
Net revenue	$113,166,000	$105,075,000
Cost of goods sold	81,839,000	76,038,000

Gross profit	31,327,000	29,037,000
Operating expenses:
Product engineering and development	3,313,000	3,458,000
Selling, general and administrative	14,327,000	12,154,000

Total operating expenses	17,640,000	15,612,000

Operating income	13,687,000	13,425,000
Other income (expense), net:
Interest and dividend income, net of fees	3,435,000	2,108,000
Realized and unrealized gains (losses) on marketable securities, net	3,621,000	3,243,000
Other	(13,000)	—

	7,043,000	5,351,000

Income before income tax expense	20,730,000	18,776,000
Income tax expense	6,172,000	4,110,000

Net income	$14,558,000	$14,666,000

Net income per common share – basic and diluted	$0.99	$1.00

See accompanying Notes to Consolidated Financial Statements

GENCOR INDUSTRIES, INC.
Consolidated Statements of Shareholders’ Equity
For the Years Ended September 30, 2024 and 2023

	Common Stock		Class B Stock		Capital in Excess of	Retained	Total Shareholders’
	Shares	Amount	Shares	Amount	Par Value	Earnings	Equity
September 30, 2022	12,338,845	$1,234,000	2,318,857	$232,000	$12,590,000	$152,861,000	$166,917,000
Net income	—	—	—	—	—	14,666,000	14,666,000

September 30, 2023	12,338,845	$1,234,000	2,318,857	$232,000	$12,590,000	$167,527,000	$181,583,000
Net income	—	—	—	—	—	14,558,000	14,558,000

September 30, 2024	12,338,845	$1,234,000	2,318,857	$232,000	$12,590,000	$182,085,000	$196,141,000

See accompanying Notes to Consolidated Financial Statements

GENCOR INDUSTRIES, INC.
Consolidated Statements of Cash Flows
For the Years Ended September 30, 2024 and 2023

	2024	2023
Cash flows from operating activities:
Net income	$14,558,000	$14,666,000
Adjustments to reconcile net income to cash flows provided by operating activities:
Unrealized gain on marketable securities	(2,412,000)	(4,316,000)
Deferred and other income taxes	(81,000)	(319,000)
Unrecognized tax benefits	1,200,000	45,000
Depreciation and amortization	2,602,000	2,834,000
Provision for credit losses	—	290,000
Loss on disposal of assets	12,000	157,000
Changes in operating assets and liabilities:
Accounts receivable	487,000	239,000
Contract assets	(7,831,000)	610,000
Marketable securities	(3,263,000)	9,364,000
Inventories	7,765,000	(15,712,000)
Prepaid expenses	(183,000)	500,000
Accounts payable	(1,268,000)	(982,000)
Customer deposits	(1,797,000)	951,000
Accrued expenses and other	(498,000)	1,869,000

Total adjustments	(5,267,000)	(4,470,000)

Cash flows provided by operating activities	9,291,000	10,196,000

Cash flows used in investing activities:
Capital expenditures	(840,000)	(2,746,000)

Cash flows used in investing activities	(840,000)	(2,746,000)

Net increase in cash and cash equivalents	8,451,000	7,450,000
Cash and cash equivalents at:
Beginning of year	17,031,000	9,581,000

End of year	$25,482,000	$17,031,000

Non-cash investing and financing activities:
Right-of-use assets obtained in exchange for operating lease liabilities	$361,000	$352,000
See accompanying Notes to Consolidated Financial Statements

GENCOR INDUSTRIES, INC.
Notes to Consolidated Financial Statements
For the Years Ended September 30, 2024 and 2023
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
Earnings per Share
The consolidated financial statements include basic and diluted earnings per share (“EPS”) information. Basic EPS is based on the weighted-average number of shares outstanding. Diluted EPS is based on the sum of the weighted-average number of shares outstanding plus common stock equivalents. There were no equity compensation plans and arrangements previously approved by security holders as of September 30, 2024 and 2023 and there are no common stock equivalents as of September 30, 2024 and September 30, 2023.
The following presents the calculation of the basic and diluted EPS for the years ended September 30, 2024 and 2023:

	2024	2023
Net Income	$14,558,000	$14,666,000
Weighted average common shares outstanding – basic and diluted	14,658,000	14,658,000

Net income per common share – basic and diluted	$0.99	$1.00

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
The fair value of exchange-traded funds, government securities, and cash and money funds, are substantially based on quoted market prices (Level 1). Corporate bonds are valued using market standard valuation methodologies, including: discounted cash flow methodologies, and matrix pricing or other similar techniques. The inputs to these market standard valuation methodologies include, but are not limited to: interest rates, credit standing of the issuer or counterparty, industry sector of the issuer, coupon rate, call provisions, maturity, estimated duration and assumptions regarding liquidity and estimated future cash flows. In addition to bond characteristics, the valuation methodologies incorporate market data, such as actual trades completed, bids and actual dealer quotes, where such information is available. Accordingly, the estimated fair values are based on available market information and judgments about financial instruments (Level 2). Fair values of the Level 2 investments are provided by the Company’s professional investment management firms. From time to time the Company may transfer cash between its marketable securities portfolio and operating cash and cash equivalents.
The following table sets forth by level, within the fair value hierarchy, the Company’s assets measured at fair value as of September 30, 2024:

	Fair Value Measurements
	Level 1	Level 2	Level 3	Total
Exchange-Traded Funds	$3,686,000	$—	$—	$3,686,000
Corporate Bonds	—	34,294,000	—	34,294,000
Government Securities	50,111,000	—	—	50,111,000
Cash and Money Funds	1,836,000	—	—	1,836,000

Total	$55,633,000	$34,294,000	$—	$89,927,000

Net unrealized gains and losses reported during fiscal 2024 on trading securities still held as of September 30, 2024, were $2,412,000. There were no transfers of investments between Level 1 and Level 2 during the year ended September 30, 2024.
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

Net unrealized gains and losses reported during fiscal 2023 on trading securities still held as of September 30, 2023, were $4,316,000. There were no transfers of investments between Level 1 and Level 2 during the year ended September 30, 2023. $10,000,000 was transferred from the investment portfolio to cash to fund
operating needs of the business during fiscal 2023.
The carrying amounts of cash and cash equivalents, accounts receivable, accounts payable, customer deposits and accrued expenses approximate fair value because of the short-term nature of these items.

Foreign Currency Transactions
Gains and losses resulting from foreign currency transactions are included in income and were not significant during the years ended September 30, 2024 and 2023.
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
The Company’s customers are not concentrated in any specific geographic region, but are concentrated in the road and highway construction industry. The Company extends limited credit on parts sales to its customers based upon their credit-worthiness. Generally, the Company requires a significant up-front
deposit before beginning manufacturing on complete asphalt plant and component orders, and requires full payment subject to hold-back provisions prior to shipment. The Company establishes an allowance for credit losses based upon the credit risk of specific customers, historical trends and other pertinent information.
Inventories
Inventories are valued at the lower of cost or net realizable value, with cost being determined under the FIFO method and net realizable value defined as the estimated selling price of goods less reasonable costs of completion and delivery. Appropriate consideration is given to obsolescence, excessive levels, physical deterioration, possible alternative uses and other factors in determining net realizable value. The cost of work in process and finished goods includes materials, direct labor, variable costs and overhead. The Company evaluates the need to record inventory adjustments on all inventories, including raw material, work in process, finished goods, spare parts and used equipment. Used equipment acquired by the Company on trade-in
from customers is carried at estimated net realizable value. Unless specific circumstances warrant different treatment regarding inventory obsolescence, an allowance is established to reduce the cost basis of inventories three to four years old by 50%, the cost basis of inventories four to five years old by 75%, and the cost basis of inventories greater than five years old to zero. Inventory is typically reviewed for obsolescence on an annual basis computed as of September 30, the Company’s fiscal year end. If significant known changes in trends, technology or other specific circumstances that warrant consideration occur during the year, then the impact on obsolescence is considered at that time.
Changes in the allowance for slow-moving and obsolete inventories are as follows:

	2024	2023
Balance, beginning of year	$9,813,000	$8,192,000
Charged to cost of sales	3,834,000	2,147,000
Disposal of inventory, net of recoveries	(316,000)	(526,000)

Balance, end of year	$13,331,000	$9,813,000

Property and Equipment
Property and equipment are stated at cost (see Note 4). Depreciation of property and equipment is computed using the straight-line method over the estimated useful lives of the related assets, as follows:

Years
Land improvements	15
Buildings and improvements	6-40
Equipment	2-10
Impairments
Property and equipment, and intangible assets subject to amortization, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset (or asset group) may not be recoverable. An impairment loss would be recognized when the carrying amount of an asset exceeds the estimated undiscounted cash flows expected to result from the use of the asset and its eventual disposition. The amount of the impairment loss to be recorded is calculated by the excess of the asset’s carrying value over its fair value. Fair value is generally determined using a discounted cash flow analysis. No such impairment losses were recorded during the years ended September 30, 2024 and 2023.
Revenues and Expenses
The Company accounts for revenues and related expenses under the provisions of ASU
No. 2014-09
–
Revenue from Contracts with Customers (Topic 606)
.
The following table disaggregates the Company’s net revenue by major source for the years ended September 30, 2024 and 2023:

	2024	2023
Equipment sales recognized over time	$45,786,000	$34,150,000
Equipment sales recognized at a point in time	34,798,000	40,138,000
Parts and component sales	26,456,000	25,298,000
Freight revenue	5,172,000	4,664,000
Other	954,000	825,000

Net revenue	$113,166,000	$105,075,000

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
Contract assets (excluding accounts receivable) under contracts with customers represent revenue recognized in excess of amounts billed on equipment sales recognized over time. These contract assets were $9,339,000 and $1,508,000 at September 30, 2024 and 2023, respectively, and are included in current assets on the Company’s consolidated balance sheets. The Company anticipates that all of the contract assets at September 30, 2024, will be billed and collected within one year.
Revenues from all other contracts for the design and manufacture of equipment, for service and for parts sales, net of any discounts and return allowances, are recorded at a point in time when control of the goods or services has been transferred. Control of the goods or service typically transfers at time of shipment or upon completion of the service.

Payment for equipment under contract with customers is typically due prior to shipment. Payment for services under contract with customers is due as services are completed. Accounts receivable related to contracts with customers for equipment sales were $163,000 and $114,000 at September 30, 2024 and September 30, 2023, respectively.
Product warranty costs are estimated using historical experience and known issues and are charged to production costs as revenue is recognized.
Changes in the accrual for warranty and related costs as of September 30, 2024 and 2023 consisted of the following:

	2024	2023
Balance, beginning of year	$366,000	$244,000
Warranties issued	287,000	523,000
Warranties settled	(330,000)	(401,000)

Balance, end of year	$323,000	$366,000

Provisions for estimated returns and allowances, and other adjustments are provided for in the same period the related sales are recorded. Returns and allowances, which reduce product revenue, are estimated using historical experience.
Under certain contracts with customers, recognition of a portion of the consideration received may be deferred and recorded as a contract liability if the Company has to satisfy a future obligation, such as to provide installation assistance. There were no contract liabilities other than customer deposits at September 30, 2024 and 2023. Customer deposits related to contracts with customers were $5,018,000 and $6,815,000 at September 30, 2024 and 2023, respectively, and are included in current liabilities on the Company’s consolidated balance sheets.
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
Changes in the allowance for credit losses as of September 30, 2024 and 2023 consisted of the following:

	2024	2023
Balance, beginning of year	$545,000	$370,000
Provision for credit losses	—	290,000
Provision for estimated returns and allowances	155,000	335,000
Uncollectible accounts written off	(20,000)	(65,000)
Returns and allowances issued	(290,000)	(385,000)

Balance, end of year	$390,000	$545,000

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
Deferred tax assets and liabilities are measured using the rates expected to apply to taxable income in the years in which the temporary differences are expected to reverse and the credits are expected to be used. The effect on deferred tax assets and liabilities of the change in tax rates is recognized in income in the period that includes the enactment date. All available evidence, both positive and negative, is considered to determine whether, based on the weight of that evidence, the Company is more likely than not to realize the benefit of a deferred tax asset and whether a valuation allowance is needed for some portion or all of a deferred tax asset. No such valuation allowances were recorded as of September 30, 2024 and 2023.
The Company’s income tax provision is based on management’s estimate of the effective tax rate for the full year. The tax provision in any period will be affected by, among other things, permanent, as well as temporary differences in the deductibility of certain items, in addition to changes in tax legislation. As a result, the Company may experience significant fluctuations in the effective book tax rate (that is, its tax expense divided by pre-tax
book income) from period to period. The Company’s effective tax rates for fiscal 2024 and 2023 reflect the impact of the reduced rates under the U.S. Tax Cuts and Jobs Act (the “Tax Reform Act”) which was signed into law on December 22, 2017.
Comprehensive Income
For the years ended September 30, 2024 and 2023, other comprehensive income is equal to net income.
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
For fiscal 2024 and 2023, total revenues of $113,166,000 and $105,075,000, and total long-term assets of $15,279,000 and $16,970,000, respectively, were attributed to the United States. Revenues are attributed to geographic areas based on the location of the assets producing the revenues.
Customers with 10% (or greater) of Net Revenues
During the year ended September 30, 2024,
one
customer accounted for 11.3% of net revenue. One customer accounted for 14.8% of net revenue for the year ended September 30, 2023.
Subsequent Events
Management has evaluated events occurring from September 30, 2024 through the date these consolidated
financial statements were filed with the Securities and Exchange Commission for proper recording and disclosure herein.
Reclassifications
Certain amounts in the September 30, 2023 consolidated financial statements have been reclassified to conform to the current year presentation. These reclassifications had no impact on previously reported net income for the year ended September 30, 2023.

NOTE 2 – INVENTORIES
Inventories are valued at the lower of cost or net realizable value.
Net inventories as of September 30, 2024 and 2023 consisted of the following:

	September 30,
	2024	2023
Raw materials	$32,631,000	$35,918,000
Work in process	18,740,000	22,923,000
Finished goods	12,391,000	12,686,000

Inventories, net	$63,762,000	$71,527,000

Slow-moving and obsolete inventory reserves were $13,331,000 and $9,813,000 at September 30, 2024 and 2023, respectively.
NOTE 3 – CONTRACT ASSETS
Contract assets reflect costs and estimated earnings in excess of billings on uncompleted contracts and consisted of the following as of September 30, 2024 and 2023:

	September 30,
	2024	2023
Costs incurred on uncompleted contracts	$14,508,000	$18,468,000
Estimated earnings	6,977,000	7,939,000

	21,485,000	26,407,000
Billings to date	12,146,000	24,899,000

Contract assets	$9,339,000	$1,508,000

NOTE 4 – PROPERTY AND EQUIPMENT
Property and equipment as of September 30, 2024 and 2023 consisted of the following:

	September 30,
	2024	2023
Land and improvements	$3,425,000	$3,425,000
Buildings and improvements	15,236,000	14,882,000
Equipment	26,987,000	27,249,000

	45,648,000	45,556,000
Less: Accumulated depreciation and amortization	(34,176,000)	(32,310,000)

Property and equipment, net	$11,472,000	$13,246,000

Property and equipment includes approximately $23,365,000 and $22,693,000 of fully depreciated assets, which remained in service during fiscal 2024 and 2023, respectively
. Also, included in property and equipment as of September 30, 2024 and 2023 is approximately $1,327,000 and $1,295,000, respectively, of assets not yet placed in operation and, therefore, not subject to depreciation during the years ended September 30, 2024 and 2023, respectively.

3
6

NOTE 5 – ACCRUED EXPENSES
Accrued expenses as of September 30, 2024 and 2023 consisted of the following:

	September 30,
	2024	2023
Payroll and related accruals	$1,776,000	$1,315,000
Warranty and related accruals	323,000	366,000
Property tax accruals	269,000	235,000
Income taxes payable	—	1,379,000
Professional fees	790,000	169,000
Other	97,000	289,000

Accrued expenses	$3,255,000	$3,753,000

NOTE 6 – INCOME TAXES
The provision for income tax expense consisted of the following:

	Year Ended September 30,
	2024	2023
Current:
Federal	$4,718,000	$4,151,000
State	335,000	279,000

Total current	5,053,000	4,430,000

Deferred:
Federal	609,000	(328,000)
State	510,000	8,000

Total deferred	1,119,000	(320,000)

Income tax expense	$6,172,000	$4,110,000

A reconciliation of the federal statutory tax rate to the total tax provision is as follows:

	Year Ended September 30,
	2024	2023
Federal income taxes computed at the statutory rate	21.0%	21.0%
State income taxes, net of federal benefit	1.2%	1.4%
Unrecognized tax benefits	5.8%	—
Other, net	1.8%	(0.5%)

Effective income tax rate	29.8%	21.9%

Deferred income tax assets and liabilities as of September 30, 2024 and 2023 consisted of the following:

	September 30,
	2024	2023
Deferred Tax Assets:
Accrued liabilities and reserves	$494,000	$352,000
Allowance for credit losses	86,000	123,000
Inventory	4,700,000	3,901,000
Unrealized loss on investments	—	554,000
Net operating losses carryforwards	20,000	331,000

Gross Deferred Income Tax Assets	5,300,000	5,261,000

Deferred and Other Tax Liabilities:
Unrealized gain on investments	(233,000)	—
Property and equipment	(1,643,000)	(1,918,000)

Gross Deferred and Other Income Tax Liabilities	(1,876,000)	(1,918,000)

Net Deferred and Other Income Tax Assets	$3,424,000	$3,343,000

Total income taxes paid in fiscal 2024 and 2023 were $7,860,000 and $2,300,000, respectively.
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
Significant judgment is required in evaluating the Company’s uncertain tax position and determining the Company’s provision for taxes. Although the Company believes the reserves of unrecognized tax benefits (“UTB’s”) are reasonable, no assurance can be given that the final outcome of these matters will not be different from that which is reflected in the Company’s historical income tax provision and accruals. The Company adjusts these reserves in light of changing facts and circumstances. As of September 30, 2024 and 2023, the Company had UTB’s of $
1,376,000 and $
176,000
, respectively. The Company accrued $1.2 million of UTB’s in the year ended September 30, 2024.
The Company accrued $45,000 of UTB’s in the year ended September 30, 2023.
A reconciliation of the beginning and ending amount of our unrecognized tax benefits for the year ended September 30, 2024 is as follows:

2024
Balance, beginning of year	$176,000
Additions based on tax positions related to the current year	454,000
Additions based on tax positions of prior years	746,000

Balance, end of year	$1,376,000

The Company recognizes interest and penalties accrued related to UTB’s as a component of income tax expense. There were no
additional accruals of interest expense nor penalties of significance during fiscal years ended September 30, 2024 and 2023. It is reasonably possible that the amount of the UTB’s with respect to certain unrecognized tax positions will increase or decrease during the next 12 months. The Company does not expect the change to have a material effect on its results of operations or its financial position. The only expected potential reason for change would be the ultimate results stemming from any examinations by taxing authorities. If recognized, the entire amount of UTB’s would have an impact on the Company’s effective income tax rate.
The effective income tax rate for fiscal 2024 was 29.8% versus 21.9% in fiscal 2023.
There were no R&D Credits generated in fiscal 2024 or 2023 and there were no carryforwards of R&D Credits as of September 30, 2024 or September 30, 2023.
The Company files U.S. federal income tax returns, as well as income tax returns in multiple state jurisdictions. No income tax returns are currently under examination by taxing authorities. The Company’s U.S. federal income tax returns filed for tax years prior to fiscal year ended September 30, 2021 are generally no longer subject to examination by taxing authorities due to the expiration of the statute of limitations. With a few exceptions, the Company is no longer subject to state and local income tax examinations for periods prior to fiscal 2020.

3
8

NOTE 7 – RETIREMENT BENEFITS
The Company has a voluntary 401(k) employee benefit plan, which covers all eligible, domestic employees. The Company makes discretionary matching contributions subject to a maximum level, in accordance with the terms of the plan. The Company charged approximately $373,000 and $343,000 to expense under the provisions of the plan during the years ended September 30, 2024 and 2023, respectively.
NOTE 8 – LONG-TERM DEBT AND ARRANGEMENTS WITH FINANCIAL INSTITUTIONS
The Company had no long-term debt outstanding at September 30, 2024 or 2023. The Company does not currently require a credit facility.
In April 2020, a financial institution issued an irrevocable standby letter of credit (“letter of credit”) on behalf of the Company for the benefit of one of the Company’s insurance carriers. The maximum amount that can be drawn by the beneficiary under the letter of credit is $150,000. The letter of credit expires in
February 2026
, unless terminated earlier, and can be extended, as provided by the agreement. The Company intends to renew the letter of credit for as long as the Company does business with the beneficiary
insurance carrier. The letter is collateralized by restricted cash of the same amount on any outstanding drawings. To date, no amounts have been drawn under the letter of credit.
NOTE 9 – LEASES
The Company leases certain equipment under
non-cancelable
operating leases. Future minimum rental payments under these leases at September 30, 2024 are immaterial. Total rental expense for both of the fiscal years ended September 30, 2024 and
2023 was $47,000.
On August 28, 2020, the Company entered into a three-year operating lease for property related to the manufacturing and warehousing. The lease term was for the period beginning on September 1, 2020 through August 31, 2023.
In accordance with ASU
2016-02
–
Leases (Topic 842)
, the Company recorded a
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
For the year ended September 30, 2024, operating lease costs were $432,000 and cash payments related to these operating leases were $463,000. For the year ended September 30, 2023, operating lease costs were $429,000 and cash payments related to these operating leases were $458,000.
Other information concerning the Company’s operating lease accounted for under ASC 842 guidelines as of September 30, 2024 and September 30, 2023, is as follows:

	September 30, 2024	September 30, 2023
Operating lease ROU asset included in other long-term assets	$330,000	$328,000
Current operating lease liability	$330,000	328,000
Weighted average remaining lease term (in years)	0.92	0.51
Weighted average discount rate used in calculating ROU asset	5.0%	4.5%
Future annual minimum lease payments as of September 30, 2024 are as follows:

Fiscal Year	Annual Lease Payments
2025	$338,000
Less interest	(8,000)

Present value of lease liabilities	$330,000

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
NOTE 11 – SHAREHOLDERS’ EQUITY AND STOCK-BASED COMPENSATION
Shareholders’ Equity
Under the Company’s Certificate of Incorporation, as amended, certain rights of the holders of the Company’s common stock are modified by shares of Class B stock for as long as such shares shall remain outstanding. During that period, holders
of common stock will have the right to elect approximately 25% of the Company’s Board of
Directors
, and conversely, holders of Class B stock will be entitled to elect approximately 75% of the Company’s Board of Directors. During the period when shares of common stock and Class B stock are outstanding, certain matters submitted to a vote of shareholders will also require approval of the holders of common stock and Class B stock, each voting separately as a class. Common stock and Class B shareholders have equal rights with respect to dividends, preferences, and rights, including rights in liquidation.
Stock-Based Compensation
There were no equity compensation plans and arrangements previously approved by security holders as of September 30, 2024 and 2023.

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
under the Exchange Act) pursuant to Exchange Act Rule 13a-15(b) as of the end of the period covered by this Annual Report. Based upon that evaluation, the President and the Chief Financial Officer concluded that, as of the end of the period covered by this Annual Report, the Company’s disclosure controls and procedures were not effective at the reasonable assurance level solely as a result of the material weaknesses management identified in our internal control over financial reporting described below.
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
In order to determine if the Company’s internal control over financial reporting is effective, management regularly assesses such controls and did so most recently as of September 30, 2024. This assessment was based on criteria for effective internal control over financial reporting described in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management concluded that our internal control over financial reporting was not effective as of September 30, 2024 due to the material weaknesses in the Company’s internal control over financial reporting as described below. Management reviewed the results of this assessment with our Audit Committee.
Management identified the following material weaknesses in internal control over financial reporting as of September 30, 2024:

•
Ineffective information technology general controls (ITGC’s), particularly as such controls related to user access, program change management, security, and ineffective complementary user-organization controls, which limited management’s ability to rely on technology-dependent controls relevant to the preparation of the Company’s consolidated financial statements. As a result, information technology-dependent manual and automated controls that rely on the affected ITGCs, or information from the information technology systems with affected ITGCs, were also ineffective.

•	Ineffective design, implementation, and operation of controls over key third party service provider System and Organizational Controls reports.

•	Ineffective controls over the period end close process, including over the review and approval process of journal entries, account reconciliations, and segregation of duties.

•	Inadequate documentation and design of controls related to various key financial statement accounts and assertions.

•
Inadequate risk assessment, control activities, information and communication, and monitoring components of the Company’s internal control framework such that internal control weaknesses were not detected, communicated, addressed with mitigating control activities, or remediated on a timely basis.

Management’s Plan of Remediation
Management, with oversight by our Audit Committee, is actively engaged in the planning for, and implementation of remediation efforts to address the material weaknesses described above and to improve our internal control over financial reporting.
In response to the material weaknesses discussed above, we plan to continue efforts already underway to remediate the material weaknesses in internal control over financial reporting, including the following:

•	We are in the process of engaging resources to support our internal control testing and remediation efforts.

•
We are in the process of conducting a risk assessment over our internal control environment, and we are reviewing and prioritizing individual control deficiencies for remediation, including those which aggregated to the above material weaknesses.

•	We are in the process of documenting and executing remediation action items, including expansion of mitigating controls where appropriate.
Management and our Audit Committee will monitor these specific remedial measures and the effectiveness of our overall control environment. The identified material weaknesses in internal control over financial reporting will only be considered remediated when the relevant controls have operated effectively for a sufficient period of time for management to conclude that they have been remediated. We can provide no assurance as to when the remediation of these material weaknesses will be completed.
Attestation Report of the Independent Registered Public Accounting Firm
The conclusion regarding the effectiveness of the Company’s internal control over financial reporting as of September 30, 2024 has been audited by Berkowitz Pollack Brant Advisors + CPAs, an independent registered public accounting firm, as stated in their report which appears in Item 8 under the heading “Report of Independent Registered Public Accounting Firm.”
Changes in Internal Control over Financial Reporting
The Company’s management, including the President and Chief Financial Officer, has reviewed the Company’s internal control over financial reporting. There were no changes in the Company’s internal control over financial reporting during the year ended September 30, 2024 that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B	OTHER INFORMATION
During the three months ended September 30, 2024, none of the
Company’s directors or officers adopted, modified or terminated a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement (each as defined in Item 408 of Regulation S-K under the Exchange Act).

ITEM 9C	DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS
Not applicable.
PART III

ITEM 10	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
Directors and Executive Officers
The following table sets forth the names and ages of all of our directors and executive officers as of June 27, 2025. Our Executive Officers are appointed by the Board of Directors.

Name	Age	Position	First Became a Director	First Became an Executive Officer
E.J. Elliott	96	Executive Chairman	1968	1968
Marc G. Elliott	59	President	2007	1993
Dennis B. Hunt	68	Senior Vice President – Sales		2008
Eric E. Mellen	57	Chief Financial Officer		2012
General John G. Coburn	83	Director	2019
Walter A. Ketcham, Jr.	76	Director	2021
Thomas A. Vecchiolla	70	Director	2021
Set forth below is information about each of the individuals named in the table above:
E.J. Elliott:
Mr. E.J. Elliott is the Founder and Executive Chairman of the Company. Mr. Elliott served as Chief Executive Officer from 1968 to 2016. Mr. Elliott’s long tenure has provided him with detailed knowledge of the Company. He has structured and overseen its growth and transformation over the Company’s history. He has been active and held leadership positions in virtually all national and many international associations dealing with heavy machinery manufacturing, and the nation’s highway systems, and has insightful relationships with senior industry executives on a global basis. These leadership experiences allow Mr. Elliott to communicate relevant information about the Company to the Board of Directors efficiently and effectively. He has extensive operational experience that provides the Board of Directors with timely and valuable insights into Company financial reports, opportunities, and risks. Mr. Elliott’s broad education and experience in business allow him to contribute to a wide variety of Board of Directors’ processes and decisions.
Marc G. Elliott:
Mr. Marc G. Elliott joined the Company in 1988 and has served in numerous positions in virtually all areas and operations of the Company. Mr. Elliott has served as an executive officer of the Company since 1993 and was promoted to his current position, President of the Company, in 2005. During his tenure with the Company he has held numerous positions including President - Construction Equipment Group, President of General Combustion Corporation, Vice President of Marketing and Director of Financial Services for the Company.

Mr. Elliott also served as the Acting Chief Financial Officer of the Company from September 2010 to May 2012. Mr. Elliott has been active in several industry organizations including National Asphalt Pavement Association, Construction Equipment Manufacturer’s Association, Association of Equipment Manufacturer’s, National Stone Sand & Gravel Association, and American Road & Transportation Builder’s Association.
Dennis B. Hunt
has served as Vice President of the Company since January 2005 and as Senior Vice President since August 2008. Prior to joining the Company, Mr. Hunt served as Vice President of Asphalt and Ready Mix Operations for Vulcan Materials Company, Western Division. During his prior business career Mr. Hunt was a principal and officer with Industrial Asphalt. Mr. Hunt’s grandfather, Wallace E. Hunt Sr., founded Industrial Asphalt in 1941 and the Hunt family built Industrial Asphalt into one of the largest producers of hot mix asphalt in the United States. Mr. Hunt earned a BS degree from the University of San Francisco and an MBA from California State University Bakersfield. Mr. Hunt has 40 years of experience at all levels of the asphalt and construction industry. He is recognized as an expert in the industry and is regularly invited to speak at conferences and technical meetings. His unique experience allows him to understand all the inner works of the asphalt industry and gives valuable insight into the Company’s customer’s business requirements. His industry experience, coupled with his educational background, allow him to contribute to a wide spectrum of the Company’s processes and decisions.
Eric E. Mellen
has served as the Company’s Chief Financial Officer since May 2012. Previously, Mr. Mellen was Director of Corporate Development for the Company. From 1992 to 2002, Mr. Mellen worked at PricewaterhouseCoopers where he was a key member of the corporate finance, global strategy, and investment teams. Mr. Mellen worked on the due diligence and integration teams for the Price Waterhouse and Coopers & Lybrand merger, as well as the sale of PricewaterhouseCoopers Consulting to IBM Corporation in 2002. He worked in corporate finance at IBM Corporation from 2002 to 2008. Mr. Mellen’s responsibilities included pricing and financial management, as well as managing the worldwide budget of IBM’s Business Consulting Division. Mr. Mellen’s business valuation and financial advisory experience from 2008 to 2011 includes valuation and strategic planning of numerous companies across a variety of manufacturing and service industries. Mr. Mellen holds a BS in Finance and Management and an MBA and brings over 30 years of financial management experience.
General John G. Coburn:
Four Star General John G. Coburn has served as a Director of the Company since 2019. General Coburn is a former Chairman of ST Engineering North America, which he joined in November 2001 as Chief Executive Officer. Prior to joining ST Engineering North America, General Coburn served as a Four Star Commanding General, U.S. Army Material Command. He retired from the Army in 2001. General Coburn has extensive experience, both international and domestic, in Asia, Europe, the Middle East and Latin America, having had offices and businesses in those areas of the world. General Coburn was a Director of Genasys Inc. (“Genasys”) from July 2013 to October 2021 and Chairman of Genasys’ board of directors from March 2015 to October 2021. General Coburn is a distinguished military graduate of Eastern Michigan University, where he holds a Bachelor of Arts degree in Education. General Coburn also attended the U.S. Army Command and General Staff College, and the University of Kansas, where he earned a Master of Arts degree in political science, and has a Juris Doctor degree from the University of Missouri, School of Law.
Walter A. Ketcham, Jr.:
Walter A. Ketcham, Jr. has served as a Director of the Company since October 2021. He has been practicing law as a civil trial lawyer for over 50 years. Mr. Ketcham is a member of the Orange County Bar Association, the Florida Board and the American Board of Trial Advocates where he was elected “Trial Lawyer of the Year in 2016.” In addition to practicing law in his community, he has served as the Chairman of the Orlando-Orange County Expressway Authority from February 20, 2009 to 2015, Chairman of the Board of the Mennello Museum in Orlando since 2016, has been on the Board of the United Safety Council since 2019 and is a board member of the Michael Mennello Foundation. He is a graduate of Stetson University where he holds a Bachelor degree in Business Administration and a degree as a Doctor of Juris Prudence from Stetson University College of Law.
Thomas A. Vecchiolla:
Thomas A. Vecchiolla has served as a Director of the Company since July 2021. He is also an Independent Director on the Board of QinetiQ US, an engineering and solutions provider for next generation ISR, Cyber, Mission Operations and Autonomous Systems. Most recently, he was the Chairman and CEO of First Light Acquisition Group, Inc. (NYSE American: FLAG) a Special Purpose Acquisition Company, which successfully closed its business combination in September 2023. After the closing of the business combination, Mr. Vecchiolla served as a Director of Calidi Biotherapeutics, Inc. (NASDAQ: CLDI) until his resignation in January 2024. An accomplished industrials and tech executive, Mr. Vecchiolla has over 40 years of leadership and experience in global operations and sales. In previous roles he was Chairman, CEO and President of ST Engineering North America, a subsidiary of Singapore Technologies Engineering, Ltd., President of Raytheon International, Inc., and a Vice President at Raytheon Integrated Defense Systems. Mr. Vecchiolla had a distinguished career as a U.S. Naval Aviator and a Department of Defense Acquisition Professional, holds a Bachelor of Science from the U.S. Naval Academy and a Master of Science from the University of Southern California.
Governance
Board Oversight of Risk
The Board has the responsibility of oversight over our risk exposure. The Board and through its committees, meets with various members of management to discuss any material risk exposures, the potential impact and the efforts of management it deems appropriate to deal with the risks. The Audit Committee considers risk assessment and risk management practices including those relating to regulatory risks, financial liquidity and accounting risk exposure, reserves and our internal controls. The Nominating Committee considers the risks associated with our corporate governance principles and procedures with the guidance of our SEC counsel. The Compensation Committee, in connection with the performance of its duties, considers risks associated with our compensation programs.
Audit Committee
The Audit Committee is composed of three directors. The current members are General John G. Coburn, Walter A. Ketcham, Jr. and Thomas A. Vecchiolla, Audit Committee chairman and “financial expert” as defined by the SEC.
The Audit Committee is responsible for:
Considering the qualifications of and appoints and oversees the activities of our independent registered public accounting firm;
Reviewing with the independent auditor any audit problems or difficulties encountered in the course of audit work;
Pre-approving
all audit and
non-audit
services provided by the independent auditor;
Discussing with the independent auditor the overall scope and plans for their respective audits;
Reviewing financial statements and reports and meet with accounting management and the independent auditor to review, discuss and approve our financial statements ensuring the completeness and clarity of the disclosures in the financial statements;
Monitoring compliance with our internal controls, policies, and procedures;
Reviewing management’s report on its assessment of the effectiveness of internal control over financial reporting as of the end of each fiscal year and the independent auditor’s report on the effectiveness of internal control over financial reporting;
Discussing our policies on risk assessment and risk management, our major financial risk exposures and the steps management has taken to monitor and control such exposures;

Reviewing our compliance and ethics programs, including legal and regulatory requirements, and reviews with management our periodic evaluation of the effectiveness of such programs;
Reviewing and approving related-party transactions; and
Undertaking such other activities as our Board from time to time may delegate to it.
Nominating Committee
The Nominating Committee is composed of two directors. The current members are E.J. Elliott and Marc G. Elliott.
The duties and responsibilities of the Nominating Committee are as follows:
To evaluate candidate’s qualifications for Board membership and recommend nominees;
To consider nominees recommended by shareholders;
To periodically review the Board composition;
To oversee risk related to our overall governance, including Board and committee composition, Board size and structure, director independence, ethical and business conduct and our corporate governance profile and ratings;
Compensation Committee
The Compensation Committee is composed of two directors. The current members are General John G. Coburn and Thomas A. Vecchiolla.
The principal duty of our Compensation Committee is to ensure that the compensation program for executive officers is effective in attracting and retaining key executives responsible for our success and in promoting our long-term interests and those of our stockholders.
Code of Ethics
We have adopted a code of ethics that applies to our principal executive officer, principal accounting officer and persons performing similar functions.
Insider Trading Policy
Our Insider Trading Policy applies to all of directors, officers, and key employees. The policy attempts to establish standards that will avoid even the appearance of improper conduct on the part of insiders by requiring, among other things, that insiders maintain the confidentiality of information about the Company and to not engage in transactions in the Company’s securities while aware of material nonpublic information. We believe this policy is reasonably designed to promote compliance with insider trading laws, related SEC rules and regulations and applicable listing standards. In addition, it is our policy that the Company will not trade in its stock when it is aware of material nonpublic information.

ITEM 11	EXECUTIVE COMPENSATION
Executive Officer Compensation
The following table presents summary information regarding the total compensation awarded to, earned by and paid to our named executive officers for the fiscal years ended September 30, 2024 and 2023.
Summary Compensation Table for Fiscal Years 2023 and 2024

Name and Principal Position	Fiscal Year	Salary ($)	Bonus ($)	Stock Awards ($)	All Other Compensation ($)	Total ($)
Marc G. Elliott, President	2024	$950,000	0	0	$9,319	$959,319
	2023	$950,000	0	0	$9,319	$959,319
E.J. Elliott, Executive Chairman	2024	$600,000	0	0	$7,000	$607,000
	2023	$600,000	0	0	$7,000	$607,000
Dennis B. Hunt, SVP Sales	2024	$500,000	0	0	$8,220	$508,220
	2023	$447,500	$100,000	0	$9,783	$557,283
The amounts reported under All Other Compensation represent employer contributions to the Company’s 401(k) Plan on behalf of the Executive Officers and personal use of a company vehicle.
Employment Agreements
The named executive officers do not have employment agreements. Employment may terminate at any time without severance.
Recovery of Executive Compensation
We have adopted a Clawback Policy which permits us to recover all or a portion of any performance-based compensation that was received by a covered executive on or after October 2, 2023, including equity awards, if our financial statements are restated as a result of errors, omissions, or fraud. The amount which may be recovered will be the amount by which the affected compensation exceeded the amount that would have been payable had the financial statements been initially filed as restated.
Policies and Practices Related to the Grant of Certain Equity Awards Close in Time to the Release of Material Nonpublic Information
We do not currently, and during the fiscal year ended September 30, 2024, we did not, grant stock options or similar awards having option-like features (“similar awards”). Accordingly, we have no specific policy or practice on the timing of grants of such awards in relation to the disclosure of material non-public information. In the event we decide to grant new awards of stock options or similar equity awards in the future, we anticipate that our policy will be not to grant stock options or similar awards in anticipation of the release of material nonpublic information that is likely to result in changes to the price of our Common Stock and anticipate that our Board of Directors would grant any stock options or similar awards on a predetermined schedule without taking into account material nonpublic information in determining either the time or terms of such awards. We have not timed the disclosure of material nonpublic information for the purpose of affecting the value of executive compensation.
Compensation of Directors
The following table provides information regarding compensation paid to each of our non-employee directors for the fiscal year ended September 30, 2024.
Director Compensation Table
Fiscal year ended September 30, 2024

Name	Fees Earned or Paid in Cash	Option Awards	Total
John G. Coburn	$24,000	$0	$24,000
Walter A. Ketcham, Jr.	$24,000	$0	$24,000
Thomas Vecchiolla	$24,000	$0	$24,000
Directors’ fees are paid to non-employee directors at the rate of $1,500 per month, plus $1,000 per Board of Directors meeting attended and $500 per committee meeting attended. Total fees paid to all non-employee directors in fiscal 2024 were $72,000.

ITEM 12	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth information, as of June 27, 2025, with respect to (i) each person known to us to be the beneficial owner (as defined by the SEC) of more than 5% of our Common Stock or Class B Stock, (ii) each director, (iii) each named executive officer, and (iv) the current directors and executive officers of the Company as a group. Except as otherwise noted, each named beneficial owner has sole voting and investment power over the shares shown.
In accordance with Rule 13d-3(f) the Securities Exchange Act of 1934, as amended, shares that are not outstanding, but that are subject, to options, warrants, rights or conversion privileges exercisable within 60 days have been deemed to be outstanding for the purpose of computing the percentage of outstanding shares owned by the individual having such right but have not been deemed outstanding for the purpose of computing the percentage for any other person. Except as otherwise indicated, the address of each beneficial owner is Gencor Industries, Inc., 5201 N. Orange Blossom Trail, Orlando, Florida 32810.

	Amount and Nature of Beneficial Ownership			Percent of Class
Name of Beneficial Owner	Common Stock		Class B Stock	Common Stock		Class B Stock
E.J. Elliott	1,635,295	(1)	2,037,477	13.3%		87.9%
Marc G. Elliott	269,016		192,280	2.3%		8.3%
Dennis B. Hunt	750		0	*		*
Eric E. Mellen	229,750		89,100	1.9%		3.8%
General John G. Coburn	0		0	*		*
Walter A. Ketcham, Jr.	0		0	*		*
Thomas A. Vecchiolla	0		0	*		*
All Current Directors and Executive Officers as a group (7 persons)	2,145,303		2,318,857	17.4	% (2)	100.0	% (3)
Systematic Financial Management LP (4)	1,186,138		0	9.6%		*
Royce & Associates (5)	1,172,500		0	9.5%		*
Dimensional Fund Advisors, LP (6)	793,068		0	6.4%		*

*	Less than one percent.
1.	Includes 73,467 shares owned by the Elliott Foundation, Inc.
2.	Based on 12,338,845 shares of Common Stock outstanding as of June 27, 2025.
3.	Based on 2,318,857 shares of Class B Stock outstanding as of June 27, 2025.
4.
The number of shares reported and the information included in this footnote were derived from a Schedule
13F-HR
filed with the SEC on May 14, 2025 by Systematic Financial Management LP. According to the Schedule 13F, Systematic Financial Management LP beneficially owns 1,186,138 shares with sole voting power over 612,836 shares and sole dispositive power over 1,186,138 shares. The address for Systematic Financial Management LP is 300 Frank W. Burr Blvd. Teaneck, NJ 07666.

5.
The number of shares reported and the information included in this footnote were derived from a Schedule
13F-HR
filed with the SEC on May 6, 2025 by Royce & Associates, LP. According to the Schedule 13F, Royce & Associates, LP beneficially owns 1,172,500 shares, with sole dispositive power and sole voting power over 1,172,500 shares. The address for Royce & Associates, LP is 745 Fifth Avenue, New York, NY 10151.

6.
The number of shares reported and the information included in this footnote were derived from a Schedule
13F-HR
filed with the SEC on May 13, 2025 by Dimensional Fund Advisors LP. According to the Schedule 13F, Dimensional Fund Advisors, LP beneficially owns 793,068 shares with sole dispositive power and sole voting power over 751,150 shares. The address for Dimensional Fund Advisors, LP is Building One, 6300 Bee Cave Road, Austin, Texas 78746.

ITEM 13	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
The Company typically does not enter into or ratify a related person transaction unless the Board, acting through the Audit Committee or otherwise, determines that the related person transaction is in, or is not inconsistent with our best interests and our stockholders’ best interests. The Company had no related party transactions in fiscal 2024.
Director Independence
The Board has determined that General John G. Coburn, Walter A. Ketcham, Jr. and Thomas A. Vecchiolla are independent under the applicable rules of the SEC and the listing standards of the NYSE American. Therefore, each member of the Audit Committee and Compensation Committee is an independent director in accordance with those standards.

ITEM 14	PRINCIPAL ACCOUNTING FEES AND SERVICES
The following table sets forth the aggregate fees paid by the Company for the fiscal years ended September 30, 2024 and 2023 to Berkowitz, Forvis Mazars and MSL:

Auditor	Fiscal Year	Audit Fees (1)	Audit-Related Fees	Tax Fees	All Other Fees (2)
Berkowitz (3)	2024	$310,000	$0	$0	$0
Forvis Mazars	2024	$113,510	$0	$0	$0
MSL	2024	$162,600	$0	$0	$5,507
MSL	2023	$253,500	$0	$0	$2,650

1.
Audit fees consist of the aggregate fees for professional services rendered for the audit of our consolidated financial statements, review of interim condensed consolidated financial statements and other statutory audits.

2.	All other fees are related to participation at the annual shareholder meeting and out of pocket expenses.
3.
Berkowitz was engaged as the Company’s independent registered public accounting firm on February 13, 2025, and accordingly no fees were billed to Berkowitz in fiscal 2024 or 2023. Audit fees noted above to Berkowitz were paid in fiscal 2025.

In accordance with Company policy, all fees for Berkowitz, MSL and Forvis Mazars were approved in advance by the Audit Committee.

PART IV

ITEM 15	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)

A listing of financial statements and financial statement schedules filed as part of this Annual Report and which financial statements and schedules are incorporated into this report by reference, is set forth in the “Index to Financial Statements and Financial Statement Schedules” in Item 8 hereof.

(b)	Exhibit Index

EXHIBIT NUMBER	DESCRIPTION	FILED HEREWITH

3.1	Restated Certificate of Incorporation of Company, incorporated by reference to Exhibit 3.1 to Registration No. 33-627(P)

3.2	Amended and Restated By-Laws of Gencor Industries, Inc., incorporated by reference to Exhibit 3.2 to the Company’s Annual Report on Form 10-K for the year ended September 30, 2007

3.3	Certificate of Amendment, changing name of Mechtron International Corporation to Gencor Industries, Inc. and adding a “twelfth” article regarding director liability limitation, incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 1987(P)

4.1	Form of Common Stock certificate, incorporated by reference to Exhibit 4.1 to Registration No. 33-627(P)

4.2	Description of Registrant’s Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934, as Amended	X

14.1	Conflict of Interest Policy and Code of Ethics	X

16.1	Letter Re Change in Certifying Accountant from MSL, P.A., dated November 7, 2024, incorporated by reference to Exhibit 16.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on November 7, 2024.

16.2	Letter Re Change in Certifying Accountant from Forvis Mazars, LLP, dated February 20, 2025, incorporated by reference to Exhibit 16.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on February 20, 2025.

19.1	Insider Trading Policy	X

21.1	Subsidiaries of the Registrant	X

23.1	Consent of Independent Registered Public Accountants	X

23.2	Consent of Independent Registered Public Accountants	X

31.1	Certification of Principal Executive Officer Pursuant to Rule 13a – 14(a) of the Securities Exchange Act of 1934, as amended	X

31.2	Certification of Chief Financial Officer Pursuant to Rule 13a – 14(a) of the Securities Exchange Act of 1934, as amended	X

32.1	Certifications of Principal Executive Officer and Chief Financial Officer Pursuant to 18 U. S. C. Section 1350	X

97.1	Clawback Policy	X

EXHIBIT NUMBER	DESCRIPTION	FILED HEREWITH

101.1	Interactive Data File

101.INS	XBRL Instance Document	X

101.SCH	XBRL Taxonomy Extension Schema	X

101.CAL	XBRL Taxonomy Extension Calculation Linkbase	X

101.DEF	XBRL Taxonomy Extension Definition Linkbase	X

101.LAB	XBRL Taxonomy Extension Label Linkbase	X

101.PRE	XBRL Taxonomy Extension Presentation Linkbase	X

104	The cover page from the Company’s Annual Report on Form 10-K for the year ended September 30, 2024, formatted in Inline XBRL (included in Exhibit 101)	X

ITEM 16	FORM 10-K SUMMARY

None

SIGNATURES

Pursuant to the requirements of Sections 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Annual Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: June 27, 2025	GENCOR INDUSTRIES, INC.
(Registrant)

/s/ Marc G. Elliott
Marc G. Elliott
President & Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated. The signatures of Directors constitute a majority of Directors.

/s/ E.J. Elliott		/s/ Marc G. Elliott
E.J. Elliott	June 27, 2025	Marc G. Elliott	June 27, 2025
Chairman		President & Director
(Principal Executive Officer)

/s/ Eric E Mellen
Eric E. Mellen	June 27, 2025
Chief Financial Officer
(Principal Financial and Accounting Officer)

/s/ General John G. Coburn		/s/ Walter A. Ketcham
Gen. John G. Coburn	June 27, 2025	Walter A. Ketcham	June 27, 2025
Director		Director

/s/ Thomas A. Vecchiolla
Thomas A. Vecchiolla	June 27, 2025
Director