Form 10-Q
period 2024-12-31
GENCOR INDUSTRIES INC
filed 2025-07-25
CIK 64472

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM
10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 2024
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD: From ______________to ________________
Commission File Number:
001-11703

GENCOR INDUSTRIES, INC.
(Exact name of registrant as specified in its charter)

Delaware	59-0933147
(State or other jurisdiction (IRS Employer of incorporation or organization)	(Identification No.)
5201 North Orange Blossom Trail, Orlando, Florida 32810
(Address of principal executive offices) (Zip Code)
(407)
290-6000
(Registrant’s telephone number, including area code)
Securities registered or to be registered pursuant to Section 12(b) of the Act

Title of Each Class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock ($.10 Par Value)	GENC	NYSE American LLC

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐ No ☑
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation
S-T
(§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☐ No ☑
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated
filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule
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
12b-2
of the Exchange Act).  Yes ☐ No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at July 24 , 2025
Common stock, $.10 par value	12,338,845 shares
Class B stock, $.10 par value	2,318,857 shares

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

Due to the delays discussed above, we were unable to timely file our 2024 Annual Report and Quarterly Reports on Form 10-Q for the quarterly periods ended December 31, 2024 and March 31, 2025, as required under the NYSE American LLC (“NYSE American”) continued listing standards. NYSE Regulation (“NYSE”) informed us that, under the rules of the NYSE American, we have an initial six-month period from the 2024 Annual Report filing due date of December 31, 2024, to regain compliance with the NYSE American listing standards by filing all delinquent reports by June 30, 2025.

On June 10, 2025, we submitted an extension request to the NYSE, requesting additional time to regain compliance with the NYSE American continued listing standards. While we filed the 2024 Annual Report on June 27, 2025, within the initial six-month period granted by the initial delinquency notice, we requested the extension to allow the Company additional time to coordinate the completion of the Quarterly Reports on Form 10-Q for the quarterly periods ended December 31, 2024 and March 31, 2025. On June 24, 2025, the NYSE informed us that it accepted our extension request, allowing us to submit our delinquent reports, including this Quarterly Report on Form 10-Q for the quarterly period ended December 31, 2024, by August 19, 2025.

Introductory Note: Caution Concerning Forward-Looking Statements

This Quarterly Report on Form 10-Q (this “Quarterly Report”) and the Company’s other communications and statements may contain certain “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), including statements about the Company’s beliefs, plans, objectives, goals, expectations, estimates, projections and intentions. These statements are subject to significant risks and uncertainties and are subject to change based on various factors, many of which are beyond the Company’s control. The Company’s actual results may differ materially from those set forth in the Company’s forward-looking statements depending on a variety of important factors, including the financial condition of the Company’s customers, changes in the economic and competitive environments, demand for the Company’s products and the timing and consequences of the delays in the Company’s regaining compliance with its SEC filing obligations. In addition, the impact of (i) the United States (“U.S.”) government’s recent tariff announcements, (ii) the invasion by Russia into Ukraine, and (iii) the conflict between Israel and Hamas, including hostilities involving Iran, as well as actions taken by other countries, including the U.S., in response to such tariff announcements and conflicts, could result in a disruption in our supply chain and higher costs of our products. The words “may,” “could,” “should,” “would,” “believe,” “anticipate,” “estimate,” “expect,” “intend,” “plan,” “target,” “goal,” and similar expressions are intended to identify forward-looking statements.

For information concerning these factors and related matters, see the following sections of the Company’s Annual Report on Form 10-K for the year ended September 30, 2024: (a) Part I, Item 1A, “Risk Factors” and (b) Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations”. However, other factors besides those referenced could adversely affect the Company’s results of operations, and you should not consider any such list of factors to be a complete set of all potential risks or uncertainties. Any forward-looking statement made by the Company herein speaks as of the date of this Quarterly Report. The Company does not undertake to update any forward-looking statements, except as required by law.

Unless the context otherwise indicates, all references in this Quarterly Report to the “Company,” “Gencor,” “we,” “us,” or “our,” or similar words are to Gencor Industries, Inc. and its subsidiaries.

Part I. Financial Information
Item 1. Financial Statements
GENCOR INDUSTRIES, INC.
Condensed Consolidated Balance Sheets

	December 31, 2024 (Unaudited)	September 30, 2024
ASSETS
Current assets:
Cash and cash equivalents	$39,972,000	$25,482,000
Marketable securities at fair value (cost of $89,550,000 at December 31, 2024 and $88,777,000 at September 30, 2024)	90,133,000	89,927,000
Accounts receivable, less allowance for credit losses of $425,000 at December 31, 2024 and $390,000 at September 30, 2024	3,596,000	1,980,000
Contract assets	7,921,000	9,339,000
Inventories, net	59,668,000	63,762,000
Prepaid expenses	1,825,000	2,352,000

Total current assets	203,115,000	192,842,000

Property and equipment, net	11,169,000	11,472,000
Deferred income taxes	3,572,000	3,424,000
Other long-term assets	294,000	383,000

Total Assets	$218,150,000	$208,121,000

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$3,720,000	$2,001,000
Customer deposits	7,407,000	5,018,000
Contract liabilities	2,157,000	—
Accrued expenses	3,136,000	3,255,000
Current operating lease liabilities	241,000	330,000

Total current liabilities	16,661,000	10,604,000
Unrecognized tax benefits	1,531,000	1,376,000

Total liabilities	18,192,000	11,980,000

Commitments and contingencies
Shareholders’ equity:
Preferred stock, par value $.10 per share; 300,000 shares authorized; none issued	—	—
Common stock, par value $.10 per share; 15,000,000 shares authorized; 12,338,845 shares issued and outstanding at December 31, 2024 and September 30, 2024	1,234,000	1,234,000
Class B Stock, par value $.10 per share; 6,000,000 shares authorized; 2,318,857 shares issued and outstanding at December 31, 2024 and September 30, 2024	232,000	232,000
Capital in excess of par value	12,590,000	12,590,000
Retained earnings	185,902,000	182,085,000

Total shareholders’ equity	199,958,000	196,141,000

Total Liabilities and Shareholders’ Equity	$218,150,000	$208,121,000

See accompanying Notes to Condensed Consolidated Financial Statements

GENCOR INDUSTRIES, INC.
Condensed Consolidated Income Statements
For the Quarters Ended December 31, 2024 and 2023
(Unaudited)

	2024	2023
Net revenue	$31,416,000	$26,018,000
Cost of goods sold	22,748,000	18,484,000

Gross profit	8,668,000	7,534,000
Operating expenses:
Product engineering and development	677,000	801,000
Selling, general and administrative	3,367,000	3,350,000

Total operating expenses	4,044,000	4,151,000

Operating income	4,624,000	3,383,000
Other income, net:
Interest and dividend income, net of fees	989,000	716,000
Realized and unrealized gains (losses) on marketable securities, net	(455,000)	1,519,000

Total other income, net	534,000	2,235,000

Income before income tax expense	5,158,000	5,618,000
Income tax expense	1,341,000	1,292,000

Net income	$3,817,000	$4,326,000

Net income per common share – basic and diluted	$0.26	$0.30

See accompanying Notes to Condensed Consolidated Financial Statements

GENCOR INDUSTRIES, INC.
Condensed Consolidated Statements of Shareholders’ Equity
(Unaudited)
For the Quarter Ended December 31, 2024

	Common Stock		Class B Stock		Capital in Excess of	Retained	Total Shareholders’
	Shares	Amount	Shares	Amount	Par Value	Earnings	Equity
September 30, 2024	12,338,845	$1,234,000	2,318,857	$232,000	$12,590,000	$182,085,000	$196,141,000
Net income	—	—	—	—	—	3,817,000	3,817,000

December 31, 2024	12,338,845	$1,234,000	2,318,857	$232,000	$12,590,000	$185,902,000	$199,958,000

For the Quarter Ended December 31, 2023

	Common Stock		Class B Stock		Capital in Excess of	Retained	Total Shareholders’
	Shares	Amount	Shares	Amount	Par Value	Earnings	Equity
September 30, 2023	12,338,845	$1,234,000	2,318,857	$232,000	$12,590,000	$167,527,000	$181,583,000
Net income	—	—	—	—	—	4,326,000	4,326,000

December 31, 2023	12,338,845	$1,234,000	2,318,857	$232,000	$12,590,000	$171,853,000	$185,909,000

See accompanying Notes to Condensed Consolidated Financial Statements

GENCOR INDUSTRIES, INC.
Condensed Consolidated Statements of Cash Flows
For the Quarters Ended December 31, 2024 and 2023
(Unaudited)

	2024	2023
Cash flows from operating activities:
Net income	$3,817,000	$4,326,000
Adjustments to reconcile net income to cash provided by operating activities:
Unrealized (gain) loss on marketable securities	567,000	(1,359,000)
Deferred income taxes	(148,000)	312,000
Unrecognized tax benefits	155,000	—
Depreciation and amortization	622,000	665,000
Changes in operating assets and liabilities:
Accounts receivable	(1,616,000)	(1,561,000)
Contract assets	1,418,000	(4,656,000)
Marketable securities	(773,000)	(620,000)
Inventories	4,094,000	(682,000)
Prepaid expenses and other current assets	527,000	(208,000)
Accounts payable	1,719,000	440,000
Customer deposits	2,389,000	5,887,000
Contract liabilities	2,157,000	—
Accrued expenses	(119,000)	(650,000)

Total adjustments	10,992,000	(2,432,000)

Cash flows provided by operating activities	14,809,000	1,894,000

Cash flows from investing activities:
Capital expenditures	(319,000)	(366,000)

Cash flows used in investing activities	(319,000)	(366,000)

Net increase in cash and cash equivalents	14,490,000	1,528,000
Cash and cash equivalents at:
Beginning of period	25,482,000	17,031,000

End of period	$39,972,000	$18,559,000

See accompanying Notes to Condensed Consolidated Financial Statements

GENCOR INDUSTRIES, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
Note 1 – Basis of Presentation
The accompanying condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form
10-Q
and Article 10 of Regulation
S-X.
Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all material adjustments (consisting of normal, recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the quarter ended December 31, 2024 are not necessarily indicative of the results that may be expected for the year ending September 30, 2025.
The accompanying condensed consolidated balance sheet at September 30, 2024 has been derived from the audited consolidated financial statements at that date but does not include all of the information and notes required by generally accepted accounting principles for complete financial statements.
These condensed consolidated financial statements and accompanying notes should be read in conjunction with the audited consolidated financial statements and accompanying notes included in our Annual Report on Form
10-K
for the year ended September 30, 2024 filed with the Securities and Exchange Commission on June 27, 2025.
Recent Accounting Pronouncements
In November 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2023-07,
Segment Reporting (Topic 280): Improvements t
o Reportable Segment Disclosures,
(“ASU 2023-07”) to enhance disclosures about significant segment expenses for public entities reporting segment information under Accounting Standards Codification Topic 280 (“ASC Topic 280”). The amendments require public entities to disclose significant expense categories for each reportable segment, other segment items, the title and position of the chief operating decision-maker, and interim disclosures of certain segment-related information previously required only on an annual basis. The amendments clarify that entities reporting single segments must disclose both the new and existing segment disclosures under ASC Topic 280, and a public entity is permitted to disclose multiple measures of segment profit or loss if certain criteria are met. ASU 2023-07 is effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024. Early adoption is permitted. The Company is currently evaluating the impact of ASU 2023-07 on its consolidated financial statements and related disclosures.
In December 2023, the FASB issued ASU 2023-09,
Income Taxes (Topic 740): Improvements to Income Tax Disclosures
, (“ASU 2023-09”) to enhance transparency into income tax disclosures. The amendments require annual disclosure of certain information relating to the rate reconciliation, income taxes paid by jurisdiction, income (or loss) from continuing operations before income tax expense (or benefit) disaggregated between domestic and foreign, income tax expense (or benefit) from continuing operations disaggregated by federal (national), state, and foreign. The amendments also eliminate certain requirements relating to unrecognized tax benefits and certain deferred tax disclosure relating to subsidiaries and corporate joint ventures. ASU 2023-09 is effective for fiscal years beginning after December 15, 2024, and interim periods within fiscal years beginning after December 15, 2025. Early adoption is permitted. The Company is currently evaluating the impact of ASU 2023-09 on its consolidated financial statements and related disclosures.
In November 2024, the FASB issued ASU 2024-03,
Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures
(“ASU 2024-03”) which requires entities to (i) disclose amounts of (a) purchase of inventory, (b) employee compensation, (c) depreciation, (d) intangible asset amortization, and, (e) depreciation, depletion, and amortization recognized as part of oil-and gas-producing activities, (ii) include certain amounts that are already required to be disclosed under current U.S. GAAP in the same disclosures as other disaggregation requirements, (iii) disclose a qualitative description of the amounts remaining in relevant expense captions that are not necessarily disaggregated quantitatively, and (iv) disclose the total amount of selling expenses, in annual reporting periods, an entity’s definition of selling expense. ASU 2024-03 is effective for annual reporting periods beginning after December 15, 2026 and interim reporting periods beginning after December 15, 2027. Early adoption is permitted. The Company is currently evaluating the impact of ASU 2024-03 on its consolidated financial statements and related disclosures.

No other accounting pronouncements recently issued or newly effective have had, or are expected to have, a material impact on the Company’s condensed consolidated financial statements.
Global, market and economic conditions may negatively impact our business, financial condition and share price
Concerns over inflation, geopolitical issues and global financial markets have led to increased economic instability and expectations of slower global economic growth. Our business may be adversely affected by any such economic instability or unpredictability. Russia’s invasion of Ukraine and related sanctions as well as the conflict between Israel and Iran have led to increased energy prices. Such sanctions and disruptions to the global economy may lead to additional inflation and may disrupt the global supply chain and could have a material adverse effect on our ability to secure supplies. The increased cost of oil, along with increased or prolonged periods of inflation, would likely increase our costs in the form of higher inflation on supplies necessary to operate our business. Additionally, the armed conflict involving Hamas and Israel, as well as further escalation of tensions among Israel, the U.S., and various countries in the Middle East, including hostilities involving Iran, and North Africa, may cause increased inflation in energy and logistics costs and could further cause general economic conditions in the U.S. or abroad to deteriorate. There is a risk that one or more of our suppliers could be negatively affected by global economic instability, which could adversely affect our ability to operate efficiently and timely complete our operational goals. As of the date of issuance of this Quarterly Report, the Company’s operations have not been significantly impacted.
Reclassifications
Certain amounts in the December 31, 2023 condensed consolidated statement of cash flows have been reclassified to conform to the current period presentation. These reclassifications had no impact on previously reported net income for the quarter ended December 31, 2023.
Note 2 – Marketable Securities and Fair Value Measurements
Marketable debt and equity securities are categorized as trading securities and are thus marked to market and stated at fair value. Fair value is determined using the quoted closing or latest bid prices for Level 1 investments and market standard valuation methodologies for Level 2 investments. Realized gains and losses on investment transactions are determined by specific identification and are recognized as incurred in the condensed consolidated income statements. Net changes in unrealized gains and losses are reported in the condensed consolidated income statements in the periods presented.

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
The following table sets forth, by level, within the fair value hierarchy, the Company’s marketable securities measured at fair value as of December 31, 2024:

	Fair Value Measurements
	Level 1	Level 2	Level 3	Total
Exchange-Traded Funds	$4,611,000	$—	$—	$4,611,000
Mutual Funds	999,000			999,000
Corporate Bonds	—	31,667,000	—	31,667,000
Government Securities	52,571,000	—	—	52,571,000
Cash and Money Funds	285,000	—	—	285,000

Total	$58,466,000	$31,667,000	$—	$90,133,000

Net unrealized losses recognized during the quarter ended December 31, 2024 on trading securities still held as of December 31, 2024 were $(567,000).
The following table sets forth by level, within the fair value hierarchy, the Company’s assets measured at fair value as of September 30, 2024:

	Fair Value Measurements
	Level 1	Level 2	Level 3	Total
Exchange-Traded Funds	$3,686,000	$—	$—	$3,686,000
Corporate Bonds	—	34,294,000	—	34,294,000
Government Securities	50,111,000	—	—	50,111,000
Cash and Money Funds	1,836,000	—	—	1,836,000

Total	$55,633,000	$34,294,000	$—	$89,927,000

Net unrealized gains recognized during the quarter ended December 31, 2023 on trading securities still held as of December 31, 2023 were $1,359,000.

1
1

The carrying amounts of cash and cash equ
iv
alents, accounts receivable, accounts payable, customer deposits and accrued expenses approximate fair value because of the short-term nature of these items
.
Note 3 – Inventories
Inventories are valued at the lower of cost or net realizable value with cost being determined under the first in, first out method and net realizable value defined as the estimated selling price of goods less reasonable costs of completion and delivery. Appropriate consideration is given to obsolescence, excessive levels, deterioration, possible alternative uses and other factors in determining net realizable value. The cost of work in process and finished goods includes materials, direct labor, variable costs and overhead. The Company evaluates the need to record inventory adjustments on all inventories, including raw material
s
, work in process, finished goods, spare parts and used equipment. Used equipment acquired by the Company on trade-in
from customers is carried at estimated net realizable value. Unless specific circumstances warrant different treatment regarding inventory obsolescence, an allowance is established to reduce the cost basis of inventories three
to four years old by 50%, the cost basis of inventories
four
to five years old by 75%, and the cost basis of inventories greater than five years old to zero. Inventory is typically reviewed for obsolescence on an annual basis computed as of September 30, the Company’s fiscal year end. If significant known changes in trends, technology or other specific circumstances that warrant consideration occur during the year, then the impact on obsolescence is considered at that time.
Net inventories at December 31, 2024 and September 30, 2024 consist of the following:

	December 31, 2024	September 30, 2024
Raw materials	$32,114,000	$32,631,000
Work in process	14,554,000	18,740,000
Finished goods	13,000,000	12,391,000

	$59,668,000	$63,762,000

Slow-moving and obsolete inventory reserves were $13,690,000 and $13,331,000 at December 31, 2024 and September 30, 2024, respectively.
The increase in the slow-moving and obsolete inventory allowances of $359,000 from September 30, 2024, reflects primarily additional amounts charged to cost of sales to reduce the cost basis of inventories consistent with the Company’s policy on allowances for slow-moving and obsolete inventory. During the quarter ended December 31, 2023, the slow-moving and obsolete inventory allowances increased $102,000.
Note 4 – Contract Assets and Liabilities
Contract assets reflect costs and estimated earnings in excess of billings on uncompleted contracts as of December 31, 2024 and September 30, 2024, and consist of the following:

	December 31, 2024	September 30, 2024
Costs incurred on uncompleted contracts	$10,642,000	$14,508,000
Estimated earnings	5,111,000	6,977,000

	15,753,000	21,485,000
Billings to date	7,832,000	12,146,000

Contract assets	$7,921,000	$9,339,000

Contract liabilities reflect billings in excess of costs and estimated earnings on uncompleted contracts as of December 31, 2024, and consist of the following:

December 31, 2024
Costs incurred on uncompleted contracts	$14,937,000
Estimated earnings	7,627,000

22,564,000
Billings to date	24,721,000

Contract liabilities	$(2,157,000)

Note 5 – Net Income per Common Share Data
The following table sets forth the computation of basic and diluted net income per common share for the quarters ended December 31, 2024 and 2023:

	Quarter Ended December 31,
	2024	2023
Net Income	$3,817,000	$4,326,000
Weighted average common shares outstanding – basic and diluted	14,658,000	14,658,000

Net income per common share – basic and diluted	$0.26	$0.30

1
2

Basic net income per common share is based on the weighted-average number of shares outstanding. Diluted net income per common share is based on the sum of the weighted-average number of shares outstanding plus common stock equivalents. There were no
equity compensation plans and arrangements previously approved by security holders as of
December
 31, 2024 and 2023 and thus
no
common stock equivalents as of December 31, 2024 and 2023.
Note 6 – Customers with 10% (or greater) of Net Revenues
During the quarter ended December 31, 2024, two customers accounted for 26.8% and 10.8% of net revenues, respectively.
During the quarter ended December 31, 2023, one customer accounted for 20.3% of net revenues.
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
Deferred tax assets and liabilities are measured using the rates expected to apply to taxable income in the years in which the temporary differences are expected to reverse and the credits are expected to be used. The effect on deferred tax assets and liabilities of the change in tax rates is recognized in income in the period that includes the enactment date. All available evidence, both positive and negative, is considered to determine whether, based on the weight of that evidence, the Company is more likely than not to realize the benefit of a deferred tax asset and whether a valuation allowance is needed for some portion or all of a deferred tax asset. No such valuation allowances were recorded as of December 31, 2024 and September 30, 2024.
Significant judgment is required in evaluating the Company’s uncertain tax position and determining the Company’s provision for taxes. Although the Company believes the reserves for unrecognized tax benefits (“UTB’s”) are reasonable, no assurance can be given that the final outcome of these matters will not be different from that which is reflected in the Company’s historical income tax provision and accruals. The Company adjusts these reserves in light of changing facts and circumstances. As of December 31, 2024 and September 30, 2024, the Company had UTB’s of
$1,531,000 and $1,376,000, respectively.
The Company’s income tax provision is based on management’s estimate of the effective tax rate for the full year. The tax provision in any period will be affected by, among other things, permanent, as well as temporary differences in the deductibility of certain items, in addition to changes in tax legislation. As a result, the Company may experience significant fluctuations in the effective book tax rate (that is, its tax expense divided by pre-tax
book income) from period to period. The Company’s effective tax rates for the quarters ended December 31, 2024 and 2023 reflect the impact of the reduced rates under the U.S.
Tax
Cuts and Jobs Act which was signed into law on December 22, 2017.
Note 8 – Revenue Recognition and Related Costs
The Company recognizes revenue under Accounting Standards Update (“ASU”)
No. 2014-09,
Revenue from Contracts with Customers
(Topic 606). The following table disaggregates the Company’s net revenue by major source for the quarters ended December 31, 2024 and 2023:

	Quarter Ended December 31,
	2024	2023
Equipment sales recognized over time	$16,831,000	$9,833,000
Equipment sales recognized at a point in time	7,588,000	7,181,000
Parts and component sales	6,151,000	7,796,000
Freight revenue	745,000	1,135,000
Other	101,000	73,000

Net revenue	$31,416,000	$26,018,000

1
3

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
Contract assets (excluding accounts receivable) under contracts with customers represent revenue recognized in excess of amounts billed on equipment sales recognized over time. These contract assets were $7,921,000 and $9,339,000 at December 31, 2024 and September 30, 2024, respectively, and are included in current assets on the Company’s condensed consolidated balance sheets. Contract liabilities (excluding customer deposits) under contracts with customers represent amounts billed in excess of revenue recognized on equipment sales recognized over time. These contract liabilities were $2,157,000 and zero at December 31, 2025 and September 30, 2024, respectively, and are included in current liabilities on the Company’s condensed consolidated balance sheets. The Company anticipates that all of the contract assets at December 31, 2024, will be billed and collected within one year.
Revenues from all other contracts for the design and manufacture of equipment, for service and for parts sales, net of any discounts and return allowances, are recorded at a point in time when control of the goods or services has been transferred. Control of the goods or service typically transfers at time of shipment or upon completion of the service.
Payment for equipment under contract with customers is typically due prior to shipment. Payment for services under contract with customers is due as services are completed. Accounts receivable related to contracts with customers for equipment sales were $161,000 and $163,000 at December 31, 2024 and September 30, 2024, respectively.
Product warranty costs are estimated using historical experience and known issues and are charged to production costs as revenue is recognized.
Under certain contracts with customers, recognition of a portion of the consideration received may be deferred and recorded as a contract liability if the Company has to satisfy a future obligation, such as to provide installation assistance. There were no such contract liabilities at December 31, 2024 and September 30, 2024. Customer deposits related to contracts with customers were $7,407,000 and $5,018,000 at December 31, 2024 and September 30, 2024, respectively, and are included in current liabilities on the Company’s condensed consolidated balance sheets.
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
The allowance for credit losses is determined by performing a specific review of all account balances greater than 90 days past due and other higher risk amounts to determine collectability, and also adjusting for any known customer payment issues with account balances in the less-than-90-day
past due aging category. Account balances

1
4

are charged off against the allowance for credit losses when they are determined to be uncollectible. Any recoveries of account balances
previously considered in the allowance for credit losses reduce future additions to the allowance for doubtful accounts. The allowance for credit losses also includes an estimate for returns and allowances. Provisions for estimated returns and allowances and other adjustments, are provided for in the same period the related sales are recorded. Returns and allowances, which reduce product revenue, are estimated using known issues and historical experience.
Changes in the allowance for credit losses as of December 31, 2024 consisted of the following:

Balance, September 30, 2024	$390,000
Provision for credit losses	—
Provision for estimated returns and allowances	160,000
Uncollectible accounts written off	(13,000)
Returns and allowances issued	(112,000)

Balance, December 31, 2024	$425,000

Note 9 – Leases
The Company leases certain equipment under
non-cancelable
o
perati
ng leases. Future minimum rental payments under these leases at December 31, 2024 were immaterial.
On August 28, 2020, the Company entered into a three-year operating lease for property related to manufacturing and warehousing. The lease term was for the period beginning on September 1, 2020 through August 31, 2023. In accordance with ASU
 No.
2016-02,
the Company recorded a right of use (“ROU”) asset totaling $970,000 and related lease liabilities at inception. In March 2023, the Company extended the lease term through August 31, 2024. In accordance with ASU
 No.
2016-02,
the Company recorded a ROU asset totaling $352,000 and related lease liabilities upon extension. In March 2024, the Company extended the lease term through August 31, 2025. In accordance with ASU
 No.
2016-02,
the Company recorded a ROU asset totaling $361,000 and related lease liabilities upon extension.
For the quarter ended December 31, 2024, operating lease costs related to these operating leases were $112,000 and cash payments related to these operating leases were $81,000. For the quarter ended December 31, 2023, operating lease costs and cash payments related to these operating leases were $109,000.
Other information concerning the Company’s operating lease accounted for under Accounting Standards Codification (“ASC”) 842 guidelines as of December 31, 2024 and September 30, 2024, is as follows:

	December 31, 2024	September 30, 2024
Operating lease ROU asset included in other long-term assets	$241,000	$330,000
Current operating lease liability	241,000	330,000
Non-current operating lease liability	—	—
Weighted average remaining lease term (in years)	0.67	0.92
Weighted average discount rate used in calculating ROU asset	5.0%	5.0%
Future annual minimum lease payments as of December 31, 2024 are as follows:

Fiscal Year	Annual Lease Payments
2025 (remaining nine months)	$246,000
Less interest	(5,000)

Present value of lease liabilities	$241,000

Note 10 – Segment Information
The Company has one
reporting segment, equipment for the highway construction industry. Based on evaluation of the criteria of ASC 280 – “Segment Reporting”, including the nature of products and services, the nature of the production processes, the type of customers and the methods used to distribute products and services, the Company determined that its operating segments meet the requirements for aggregation. The Company designs, manufactures and sells asphalt plants and pavers, combustion systems and fluid heat transfer systems, for the highway construction industry and environmental and petrochemical markets. The Company’s products are manufactured at three facilities in the United States. The Company also services and sells parts for its equipment.

1
5

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Information

This Quarterly Report contains certain “forward-looking statements” within the meaning of the Exchange Act, which represent the Company’s expectations and beliefs, including, but not limited to, statements concerning gross margins, sales of the Company’s products and litigation. These statements by their nature involve substantial risks and uncertainties, certain of which are beyond the Company’s control. Actual results may differ materially depending on a variety of important factors, including the financial condition of the Company’s customers, changes in the economic and competitive environments, the performance of the investment portfolio and the demand for the Company’s products.

For information concerning these factors and related matters, see the following sections of the Company’s Annual Report on Form 10-K for the year ended September 30, 2024: (a) Part I, Item 1A, “Risk Factors” and (b) Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, however, other factors besides those referenced could adversely affect the Company’s results, and you should not consider any such list of factors to be a complete set of all potential risks or uncertainties. Any forward-looking statements made by the Company herein speak as of the date of issuance of this Quarterly Report. The Company does not undertake to update any forward-looking statement, except as required by law.

Overview

Gencor is a leading manufacturer of highway construction equipment and environmental control equipment. The Company’s core products include asphalt pavers, hot mix asphalt plants, combustion systems, and fluid heat transfer systems. The Company’s products are manufactured at three facilities in the United States.

Because the Company’s products are sold primarily to the highway construction industry, the business is seasonal in nature. Traditionally, the Company’s customers reduce their purchases of new equipment for shipment during the summer and fall months to avoid disrupting their peak season for highway construction and related repair work. The majority of orders for the Company’s products are thus received between October and February, with a significant volume of shipments occurring in the late winter and spring. The principal factors driving demand for the Company’s products are the overall economic conditions, the level of government funding for domestic road construction and repair, Canadian infrastructure spending, the need for parts, fluctuations in the price of liquid asphalt, and a trend towards larger, more efficient asphalt plants.

On November 15, 2021, President Biden signed into law a five-year, $1.2 trillion infrastructure bill, the Infrastructure Investment and Jobs Act (the “IIJ Act”), including $550 billion in new spending and reauthorization of $650 billion in previously allocated funds. The IIJ Act, which expires in September 2026, provided $110 billion for the nation’s highways, bridges, and roads.

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

Also, a significant increase in the price of liquid asphalt could decrease demand for hot mix asphalt paving materials and certain of the Company’s products. Increases in oil prices also drive up the cost of gasoline and diesel, which results in increased freight costs. Where possible, the Company will pass increased freight costs on to its customers, however, the Company may not be able to recapture all of the higher costs and thus could have a negative impact on the Company’s financial performance.

The Company believes its strategy of continuing to invest in product engineering and development and its focus on delivering the highest quality products and superior service will strengthen the Company’s market position. The Company continues to review its internal processes to identify inefficiencies and cost-reduction opportunities. The Company continues to scrutinize its relationships with suppliers to ensure it is achieving the highest quality materials and services at the most competitive cost.

Concerns over inflation, geopolitical issues and global financial markets have led to increased economic instability and expectations of slower global economic growth. Our business may be adversely affected by any such economic instability or unpredictability. Russia’s invasion of Ukraine and related sanctions as well as the conflict between Israel and Iran have led to increased energy prices. Such sanctions and disruptions to the global economy may lead to additional inflation and may disrupt the global supply chain and could have a material adverse effect on our ability to secure supplies. The increased cost of oil, along with increased or prolonged periods of inflation, would likely increase our costs in the form of higher inflation on supplies necessary to operate our business. Additionally, the armed conflict involving Hamas and Israel, as well as further escalation of tensions among Israel, the U.S., and various countries in the Middle East, including hostilities involving Iran, and North Africa, may cause increased inflation in energy and logistics costs and could further cause general economic conditions in the U.S. or abroad to deteriorate. There is a risk that one or more of our suppliers could be negatively affected by global economic instability, which could adversely affect our ability to operate efficiently and timely complete our operational goals. As of the date of issuance of this Quarterly Report, the Company’s operations have not been significantly impacted.

Results of Operations

Quarter Ended December 31, 2024 versus December 31, 2023

Net revenues for the quarter ended December 31, 2024 of $31,416,000 increased $5,398,000 or 20.7% over net revenues for the quarter ended December 31, 2023 of $26,018,000. Increased revenues from contract equipment sales recognized over time were partially offset by lower parts and component sales.

As a percent of sales, gross profit margins decreased to 27.6% in the quarter ended December 31, 2024, compared to 29.0% in the quarter ended December 31, 2023. Lower margins were driven by the reduced parts and components sales which have a higher margin percentage compared to contract equipment sales.

Product engineering and development expenses decreased $124,000 to $677,000 for the quarter ended December 31, 2024, as compared to $801,000 for the quarter ended December 31, 2023, due to reduced headcount. Selling, general and administrative (“SG&A”) expenses increased $17,000 to $3,367,000 for the quarter ended December 31, 2024, compared to $3,350,000 for the quarter ended December 31, 2023.

The Company had operating income of $4,624,000 for the quarter ended December 31, 2024 as compared to $3,383,000 for the quarter ended December 31, 2023. The increase in operating income was due primarily to higher net revenues for the quarter ended December 31, 2024.

For the quarter ended December 31, 2024, the Company had net other income of $534,000 compared to $2,235,000 for the quarter ended December 31, 2023. Net interest and dividend income for the quarter ended December 31, 2024 was $989,000 compared to $716,000 for the quarter ended December 31, 2023. The increase was primarily due to higher rates earned on fixed income investments and on higher operating cash balances. Net realized and unrealized gains (losses) on marketable securities for the quarter ended December 31, 2024 were $(455,000) compared to $1,519,000 for the quarter ended December 31, 2023. Bond yields rose during the quarter ended December 31, 2024, due to better economic data and higher inflation. The higher yields negatively impacted the value of our bond holdings.

The effective income tax rates for the quarters ended December 31, 2024 and December 31, 2023 were 26.0% and 23.0%, respectively. Net income for the quarter ended December 31, 2024 was $3,817,000, or $0.26 per basic and diluted common share, compared to net income of $4,326,000, or $0.30 per basic and diluted common share for the quarter ended December 31, 2023.

Liquidity and Capital Resources

The Company generates capital resources through operations and returns on its investments. We believe these sources of capital will satisfy our liquidity needs in both the short and long term.

The Company had no long-term or short-term debt outstanding as of December 31, 2024 or September 30, 2024. In April 2020, a financial institution issued an irrevocable standby letter of credit (“letter of credit”) on behalf of the Company for the benefit of one of the Company’s insurance carriers. The maximum amount that can be drawn by the beneficiary under the letter of credit is $150,000. The letter of credit expires in February 2026, unless terminated earlier, and can be extended, as provided by the agreement. The Company intends to renew the letter of credit for as long as the Company does business with the beneficiary insurance carrier. The letter is collateralized by restricted cash of the same amount on any outstanding drawings. To date, no amounts have been drawn under the letter of credit.

As of December 31, 2024, the Company had $39,972,000 in cash and cash equivalents, and $90,133,000 in marketable securities, including $31,667,000 in corporate bonds, $4,611,000 in exchange-traded funds, $52,571,000 in government securities, $999,000 in mutual funds and $285,000 in cash and money funds. The marketable securities are invested through a professional investment management firm. These securities may be liquidated at any time into cash and cash equivalents.

The Company’s backlog was $54.4 million at December 31, 2024 compared to $61.3 million at December 31, 2023. The Company’s working capital (defined as current assets less current liabilities) was $186.5 million at December 31, 2024 and $182.2 million at September 30, 2024. Cash flows provided by operations during the quarter ended December 31, 2024, were $14,809,000. Accounts receivable increased $1,616,000 compared to September 30, 2024, primarily from increased parts and component sales in the first quarter of fiscal 2025 versus the fourth quarter of fiscal 2024. Contract assets decreased $1,418,000 and contract liabilities increased $2,157,000 with the timing of inventory build and percentage of completion recognition on plant sales where revenue is recognized over time. Inventories decreased $4,094,000 due to paver sales and the shipment in the first quarter of 2025 of several large contract orders where revenue is recognized at a point in time, that were substantially complete at September 30, 2024. Accounts payable increased $1,719,000 due to the timing of purchase order receipts. Customer deposits increased $2,389,000 reflecting down payments and final payments on contract jobs not yet shipped.

Cash flows used in investing activities for the quarter ended December 31, 2024 of $319,000 were related to capital expenditures, primarily for land improvements and handling equipment.

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

Critical Accounting Policies, Estimates and Assumptions

The Company believes the following discussion addresses its most critical accounting policies, which are those that are most important to the portrayal of the financial condition and results of operations and require management’s most difficult, subjective, or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain. Accounting policies, in addition to the critical accounting policies referenced below, are presented in Note 1 to the Company’s consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended September 30, 2024, “Nature of Operations and Summary of Significant Accounting Policies.”

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

Contract assets (excluding accounts receivable) under contracts with customers represent revenue recognized in excess of amounts billed on equipment sales recognized over time. These contract assets were $7,921,000 and $9,339,000 at December 31, 2024 and September 30, 2024, respectively, and are included in current assets on the Company’s condensed consolidated balance sheets. Contract liabilities (excluding customer deposits) under contracts with customers represent amounts billed in excess of revenue recognized on equipment sales recognized over time. These contract liabilities were $2,157,000 and zero at December 31, 2024 and September 30, 2024, respectively, and are included in current liabilities on the Company’s condensed consolidated balance sheets. The Company anticipates that all of the contract assets at December 31, 2024, will be billed and collected within one year.

Revenues from all other contracts for the design and manufacture of equipment, for service and for parts sales, net of any discounts and return allowances, are recorded at a point in time when control of the goods or services has been transferred. Control of the goods or service typically transfers at time of shipment or upon completion of the service.

Payment for equipment under contract with customers is typically due prior to shipment. Payment for services under contract with customers is due as services are completed. Accounts receivable related to contracts with customers for equipment sales were $161,000 and $163,000 at December 31, 2024 and September 30, 2024, respectively.

Product warranty costs are estimated using historical experience and known issues and are charged to production costs as revenue is recognized.

Under certain contracts with customers, recognition of a portion of the consideration received may be deferred and recorded as a contract liability if the Company has to satisfy a future obligation, such as to provide installation assistance. There were no such contract liabilities at December 31, 2024 and September 30, 2024. Customer deposits related to contracts with customers were $7,407,000 and $5,018,000 at December 31, 2024 and September 30, 2024, respectively, and are included in current liabilities on the Company’s condensed consolidated balance sheets.

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

Long-Lived Asset Impairment

Property and equipment and intangible assets subject to amortization are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset (or asset group) may not be recoverable. An impairment loss would be recognized when the carrying amount of an asset exceeds the estimated undiscounted cash flows expected to result from the use of the asset and its eventual disposition. The amount of the impairment loss to be recorded is calculated by the excess over its fair value of the asset’s carrying value. Fair value is generally determined using a discounted cash flow analysis. There were no impairment losses in the quarters ended December 31, 2024 and December 31, 2023.

Off-Balance Sheet Arrangements

None.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Not applicable.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Company’s President (who is currently serving as the Company’s Principal Executive Officer) and Chief Financial Officer (Principal Financial and Accounting Officer) evaluated the effectiveness of the design and operation of the Company’s “disclosure controls and procedures” (as defined in Rule 13a-15(e) under the Exchange Act) pursuant to Exchange Act Rule 13a-15(b) as of the end of the period covered by this Quarterly Report (December 31, 2024). Based upon that evaluation, the President and the Chief Financial Officer concluded that, as of the end of the period covered by this Quarterly Report, the Company’s disclosure controls and procedures were not effective at the reasonable assurance level solely as a result of the material weaknesses management identified in our internal control over financial reporting, as described in our Annual Report on Form 10-K for the year ended September 30, 2024.

Because of inherent limitations, the Company’s disclosure controls and procedures, no matter how well designed and operated, can provide only reasonable, and not absolute, assurance that the objectives of such disclosure controls and procedures are met, and no evaluation can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected.

Material Weaknesses in Internal Control over Financial Reporting

As previously reported in our Annual Report on Form 10-K for the year ended September 30, 2024, management identified the following material weaknesses in internal control over financial reporting as of September 30, 2024, which were not remediated as of December 31, 2024:

•

Ineffective information technology general controls (ITGCs), particularly as such controls related to user access, program change management, security, and ineffective complementary user-organization controls, which limited management’s ability to rely on technology-dependent controls relevant to the preparation of the Company’s consolidated financial statements. As a result, information technology-dependent manual and automated controls that rely on the affected ITGCs, or information from the information technology systems with affected ITGCs, were also ineffective.

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

Management’s Plan of Remediation of Material Weaknesses

Management, with oversight by our Audit Committee, is actively engaged in the planning for, and implementation of, remediation efforts to address the material weaknesses previously described in our Annual Report on Form 10-K for the year ended September 30, 2024 and to improve our internal control over financial reporting.

In response to the material weaknesses previously described, we plan to continue efforts already underway to remediate the material weaknesses in internal control over financial reporting, including the following:

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

Changes in Internal Control over Financial Reporting

The Company’s management, including the President and Chief Financial Officer, has reviewed the Company’s internal control over financial reporting. Except for the remediation efforts described above in connection with the previously identified material weaknesses, there were no changes in the Company’s internal control over financial reporting during the quarter ended December 31, 2024 that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Part II. Other Information
Item 1. Legal Proceedings
From time to time the Company is engaged in legal proceedings in the ordinary course of business. We do not believe any current legal proceedings are material to our business.
Item 1A. Risk Factors
Our business, operations, and financial condition are subject to various risks and uncertainties. The risk factors described in Part I, Item 1A, “Risk Factors” contained in our Annual Report on Form 10K for the year ended September 30, 2024, as filed with the SEC on June 27, 2025, should be carefully considered, together with the other information contained or incorporated by reference in this Quarterly Report on Form
10-Q
and in our other filings filed with the SEC in connection with evaluating us, our business, and the forward-looking statements contained in this Quarterly Report on Form
10-Q.
During the quarter ended December 31, 2024, there have been no material changes from the risk factors previously disclosed under Part I, Item 1A, “Risk Factors” in our Annual Report on Form
10-K,
for the year ended September 30, 2024.
Item 5. Other Information
Rule
10b5-1
Plan Adoptions, Modifications and Terminations
During the three months ended December 31, 2024, none of the Company’s directors or officers adopted, modified or terminated a Rule
10b5-1
trading arrangement or a
non-Rule
10b5-1
trading arrangement (each as defined in Item 408 of Regulation
S-K
under the Exchange Act).

2
3

Item 6. Exhibits

Exhibit 31.1	Certification of Principal Executive Officer Pursuant to Rule 13a – 14(a) of the Securities Exchange Act of 1934, as amended

Exhibit 31.2	Certification of Chief Financial Officer Pursuant to Rule 13a – 14(a) of the Securities Exchange Act of 1934, as amended

Exhibit 32	Certifications of Principal Executive Officer and Chief Financial Officer Pursuant to 18 U. S. C. Section 1350

Exhibit 101.1	Interactive Data File

101.INS	XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

101.SCH	XBRL Schema Document

101.CAL	XBRL Calculation Linkbase Document

101.DEF	XBRL Definition Linkbase Document

101.LAB	XBRL Label Linkbase Document

101.PRE	XBRL Presentation Linkbase Document

104	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2024, formatted in Inline XBRL (included in Exhibit 101)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

GENCOR INDUSTRIES, INC.

/s/ Marc G. Elliott
Marc G. Elliott
President
(Principal Executive Officer)

July 25, 2025

/s/ Eric E. Mellen
Eric E. Mellen
Chief Financial Officer
(Principal Financial and Accounting Officer)

July 25, 2025