Form 10-Q
period 2025-03-31
GENCOR INDUSTRIES INC
filed 2025-07-25
CIK 64472

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM
10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2025
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
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐ No ☒
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation
S-T
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
12b-2
of the Exchange Act).  Yes ☐ No ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at July 24, 2025
Common stock, $.10 par value	12,338,845 shares
Class B stock, $.10 par value	2,318,857 shares

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

On June 10, 2025, we submitted an extension request to the NYSE, requesting additional time to regain compliance with the NYSE American continued listing standards. While we filed the 2024 Annual Report on June 27, 2025, within the initial six-month period granted by the initial delinquency notice, we requested the extension to allow the Company additional time to coordinate the completion of the Quarterly Reports on Form 10-Q for the quarterly periods ended December 31, 2024 and March 31, 2025. On June 24, 2025, the NYSE informed us that it accepted our extension request, allowing us to submit our delinquent reports, including this Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2025, by August 19, 2025. We filed our Quarterly Report on Form 10-Q for the quarterly period ended December 31, 2024 on July 25, 2025.

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

Part I. Financial Information
Item 1. Financial Statements
GENCOR INDUSTRIES, INC.
Condensed Consolidated Balance Sheets

	March 31, 2025 (Unaudited)	September 30, 2024
ASSETS
Current assets:
Cash and cash equivalents	$52,270,000	$25,482,000
Marketable securities at fair value (cost of $90,481,000 at March 31, 2025 and $88,777,000 at September 30, 2024)	91,405,000	89,927,000
Accounts receivable, less allowance for credit losses of $498,000 at March 31, 2025 and $390,000 at September 30, 2024	5,155,000	1,980,000
Contract assets	4,380,000	9,339,000
Inventories, net	55,092,000	63,762,000
Prepaid expenses	841,000	2,352,000

Total current assets	209,143,000	192,842,000

Property and equipment, net	10,726,000	11,472,000
Deferred income taxes	3,483,000	3,424,000
Other long-term assets	575,000	383,000

Total Assets	$223,927,000	$208,121,000

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$3,552,000	$2,001,000
Customer deposits	5,550,000	5,018,000
Contract liabilities	2,796,000	—
Accrued expenses	3,676,000	3,255,000
Current operating lease liabilities	366,000	330,000

Total current liabilities	15,940,000	10,604,000
Unrecognized tax benefits	1,778,000	1,376,000
Non-current operating lease liabilities	156,000	—

Total liabilities	17,874,000	11,980,000

Commitments and contingencies
Shareholders’ equity:
Preferred stock, par value $.10 per share; 300,000 shares authorized; none issued	—	—
Common stock, par value $.10 per share; 15,000,000 shares authorized; 12,338,845 shares issued and outstanding at March 31, 2025 and September 30, 2024	1,234,000	1,234,000
Class B Stock, par value $.10 per share; 6,000,000 shares authorized; 2,318,857 shares issued and outstanding at March 31, 2025 and September 30, 2024	232,000	232,000
Capital in excess of par value	12,590,000	12,590,000
Retained earnings	191,997,000	182,085,000

Total shareholders’ equity	206,053,000	196,141,000

Total Liabilities and Shareholders’ Equity	$223,927,000	$208,121,000

See accompanying Notes to Condensed Consolidated Financial Statements

GENCOR INDUSTRIES, INC.
Condensed Consolidated Income Statements
(Unaudited)

	For the Quarters Ended March 31,		For the Six Months Ended March 31,
	2025	2024	2025	2024
Net revenue	$38,204,000	$40,676,000	$69,620,000	$66,694,000
Cost of goods sold	26,851,000	28,354,000	49,599,000	46,838,000

Gross profit	11,353,000	12,322,000	20,021,000	19,856,000
Operating expenses:
Product engineering and development	681,000	893,000	1,357,000	1,694,000
Selling, general and administrative	4,192,000	4,357,000	7,560,000	7,707,000

Total operating expenses	4,873,000	5,250,000	8,917,000	9,401,000

Operating income	6,480,000	7,072,000	11,104,000	10,455,000
Other income (expense), net:
Interest and dividend income, net of fees	1,158,000	803,000	2,147,000	1,519,000
Net realized and unrealized gains on marketable securities	598,000	205,000	143,000	1,724,000

Total other income (expense), net	1,756,000	1,008,000	2,290,000	3,243,000

Income before income tax expense	8,236,000	8,080,000	13,394,000	13,698,000
Income tax expense	2,141,000	1,858,000	3,482,000	3,150,000

Net income	$6,095,000	$6,222,000	$9,912,000	$10,548,000

Net income per common share – basic and diluted	$0.42	$0.42	$0.68	$0.72

See accompanying Notes to Condensed Consolidated Financial Statements

GENCOR INDUSTRIES, INC.
Condensed Consolidated Statements of Shareholders’ Equity
(Unaudited)

For the Quarter s and Six Months Ended March 31, 2025
	Common Stock		Class B Stock		Capital in Excess of	Retained	Total Shareholders’
	Shares	Amount	Shares	Amount	Par Value	Earnings	Equity
September 30, 2024	12,338,845	$1,234,000	2,318,857	$232,000	$12,590,000	$182,085,000	$196,141,000
Net income	—	—	—	—	—	3,817,000	3,817,000

December 31, 2024	12,338,845	$1,234,000	2,318,857	$232,000	$12,590,000	$185,902,000	$199,958,000
Net income	—	—	—	—	—	6,095,000	6,095,000

March 31, 2025	12,338,845	$1,234,000	2,318,857	$232,000	$12,590,000	$191,997,000	$206,053,000

For the Quarters and Six Months Ended March 31, 2024
	Common Stock		Class B Stock		Capital in Excess of	Retained	Total Shareholders’
	Shares	Amount	Shares	Amount	Par Value	Earnings	Equity
September 30, 2023	12,338,845	$1,234,000	2,318,857	$232,000	$12,590,000	$167,527,000	$181,583,000
Net income	—	—	—	—	—	4,326,000	4,326,000

December 31, 2023	12,338,845	$1,234,000	2,318,857	$232,000	$12,590,000	$171,853,000	$185,909,000
Net income	—	—	—	—	—	6,222,000	6,222,000

March 31, 2024	12,338,845	$1,234,000	2,318,857	$232,000	$12,590,000	$178,075,000	$192,131,000

See accompanying Notes to Condensed Consolidated Financial Statements

GENCOR INDUSTRIES, INC.
Condensed Consolidated Statements of Cash Flows
For the Six Months Ended March 31, 2025 and 2024
(Unaudited)

	2025	2024
Cash flows from operating activities:
Net income	$9,912,000	$10,548,000
Adjustments to reconcile net income to cash provided by operating activities:
Unrealized (gain) loss on marketable securities	225,000	(1,151,000)
Deferred income taxes	(59,000)	265,000
Unrecognized tax benefits	402,000	—
Depreciation and amortization	1,206,000	1,328,000
Changes in ope rating assets and liabilities:
Accounts receivable	(3,175,000)	(3,291,000)
Contract assets	4,959,000	(961,000)
Marketable securities	(1,703,000)	(1,491,000)
Inventories	8,670,000	7,795,000
Prepaid expenses and other current assets	1,511,000	953,000
Accounts payable	1,551,000	(325,000)
Contract liabilities	2,796,000	—
Customer deposits	532,000	1,130,000
Accrued expenses	421,000	(1,240,000)

Total adjustments	17,336,000	3,012,000

Cash flows provided by operating activities	27,248,000	13,560,000

Cash flows from investing activities:
Capital expenditures	(460,000)	(378,000)

Cash flows used in investing activities	(460,000)	(378,000)

Net increase in cash and cash equivalents	26,788,000	13,182,000
Cash and cash equivalents at:
Beginning of period	25,482,000	17,031,000

End of period	$52,270,000	$30,213,000

Non-cash investing and financing activities:
Right-of-use assets obtained in exchange for operating lease liabilities	$370,000	$361,000
See accompanying Notes to Condensed Consolidated Financial Statements

GENCOR INDUSTRIES, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
Note 1 - Basis of Presentation
The accompanying condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form
10-Q
and Article 10 of Regulation
S-X.
Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all material adjustments (consisting of normal, recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the quarter and the six months ended March 31, 2025 are not necessarily indicative of the results that may be expected for the year ending September 30, 2025.
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
Reclassifications
Certain amounts in the March 31, 2024 condensed consolidated statement of cash flows have been reclassified to conform to the current period presentation. These reclassifications had no impact on previously reported net income for the quarter and six months ended March 31, 2024.

Note 2 - Marketable Securities and Fair Value Measurements
Marketable debt and equity securities are categorized as trading securities and are thus marked to market and stated at fair value. Fair value is determined using the quoted closing or latest bid prices for Level 1 investments and market standard valuation methodologies for Level 2 investments. Realized gains and losses on investment transactions are determined by specific identification and are recognized as incurred in the condensed consolidated income statements. Net changes in unrealized gains and losses are reported in the condensed consolidated income statements in the period
s

presented
.
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
The following table sets forth, by level, within the fair value hierarchy, the Company’s marketable securities measured at fair value as of March 31, 2025:

	Fair Value Measurements
	Level 1	Level 2	Level 3	Total
Exchange-Traded Funds	$5,591,000	$—	$—	$5,591,000
Mutual Funds	1,015,000	—	—	1,015,000
Corporate Bonds	—	31,762,000	—	31,762,000
Government Securities	52,821,000	—	—	52,821,000
Cash and Money Funds	216,000	—	—	216,000

Total	$59,643,000	$31,762,000	$—	$91,405,000

Net unrealized gains (losses) included in the condensed consolidated income statements for the quarter and six months ended March 31, 2025, were $342,000 and $(225,000), respectively.

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

Net unrealized gains (losses) included in the condensed consolidated income statements for the quarter and six months ended March 31, 2024, were $(208,000) and $1,151,000, respectively
The carrying amounts of cash and cash equivalents, accounts receivable, accounts payable, customer deposits and accrued expenses approximate fair value because of the short-term nature of these items.
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
Net inventories at March 31, 2025 and September 30, 2024 consist of the following
:

	March 31, 2025	September 30, 2024
Raw materials	$29,686,000	$32,631,000
Work in process	12,898,000	18,740,000
Finished goods	12,508,000	12,391,000

	$55,092,000	$63,762,000

Slow-moving and obsolete inventory allowances were $14,250,000 and $13,331,000 at March 31, 2025 and September 30, 2024, respectively.
The increase in the slow-moving and obsolete inventory allowances of $919,000 from September 30, 2024, reflects primarily additional amounts charged to cost of sales to reduce the cost basis of inventories consistent with the Company’s policy on allowances for slow-moving and obsolete inventory. During the six months ended March 31, 2024, the slow-moving and obsolete inventory allowances increased $1,293,000.

Note 4 – Contract Assets
 and Liabilit
ies
Contract assets reflect costs and estimated earnings in excess of billings on uncompleted contracts as of March 31, 2025 and September 30, 2024,
a
n
d
consist of the following:

	March 31, 2025	September 30, 2024
Costs incurred on uncompleted contracts	$5,023,000	$14,508,000
Estimated earnings	1,776,000	6,977,000

	6,799,000	21,485,000
Billings to date	2,419,000	12,146,000

Contract assets	$4,380,000	$9,339,000

Contract liabilities reflect billings in excess of costs and estimated earnings on uncompleted contracts as of March 31, 2025, and consist of the following:

March 31, 2025
Costs incurred on uncompleted contracts	$32,169,000
Estimated earnings	15,106,000

47,275,000
Billings to date	50,071,000

Contract liabilities	$(2,796,000)

Note 5 – Net Income per Common Share Data
The condensed consolidated financial statements include basic and diluted net income per common share information. The following table sets forth the computation of basic and diluted net income per common share for the quarters and six months ended March 31, 2025 and 2024:

	Quarter Ended March 31,		Six Months Ended March 31,
	2025	2024	2025	2024
Net Income	$6,095,000	$6,222,000	$9,912,000	$10,548,000
Weighted Average Common Shares Outstanding – basic and diluted	14,658,000	14,658,000	14,658,000	14,658,000

Net income per common share – basic and diluted	$0.42	$0.42	$0.68	$0.72

Basic net income per common share is based on the weighted-average number of shares outstanding. Diluted net income per common share is based on the sum of the weighted-average number of shares outstanding plus common stock equivalents. There were no equity compensation plans and arrangements previously approved by security holders as of March 31, 2025 and 2024 and thus no common stock equivalents as of March 31, 2025 and 2024.
Note 6 – Customers with 10% (or greater) of Net Revenues
During the quarter ended March 31, 2025, one customer accounted for 10.2% of net revenues and a second customer accounted for 12.0% of net revenues. During the six months ended March 31, 2025, the first customer noted above accounted for 10.5% of net revenues and a third customer accounted for 13.7% of net revenues.
During the quarter ended March 31, 2024, two customers accounted for 13.9% and 12.4%, respectively, of net revenues. During the six months ended March 31, 2024, the first customer noted above accounted for 11.0% of net revenues and a third customer accounted for 10.0% of net revenues.
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
Deferred tax assets and liabilities are measured using the rates expected to apply to taxable income in the years in which the temporary differences are expected to reverse and the credits are expected to be used. The effect on deferred tax assets and liabilities of the change in tax rates is recognized in income in the period that includes the enactment date. All available evidence, both positive and negative, is considered to determine whether, based on the weight of that evidence, the Company is more likely than not to realize the benefit of a deferred tax asset and whether a valuation allowance is needed for some portion or all of a deferred tax asset. No such valuation allowances were recorded as of March 31, 2025 and September 30, 2024.

Significant judgment is required in evaluating the Company’s uncertain tax position and determining the Company’s provision for taxes. Although the Company believes the reserves f
or
unrecognized tax benefits (“UTB’s”) are reasonable, no assurance can be given that the final outcome of these matters will not be different from that which is reflected in the Company’s historical income tax provision and accruals. The Company adjusts these reserves in light of changing facts and circumstances. As of March 31, 2025 and September 30, 2024, the Company had UTB’s of $1,778,000 and $1,376,000, respectively.
The Company’s income tax provision is based on management’s estimate of the effective tax rate for the full year. The tax provision in any period will be affected by, among other things, permanent, as well as temporary differences in the deductibility of certain items, in addition to changes in tax legislation. As a result, the Company may experience significant fluctuations in the effective book tax rate (that is, its tax expense divided by pre-tax
book income) from period to period. The Company’s effective tax rates for the quarters and six months ended March 31, 2025 and March 31, 2024 reflect income tax rates under the Tax Cuts and Jobs Act of 2017 which was signed into law on December 22, 2017.
Note 8 – Revenue Recognition and Related Costs
The Company recognizes revenue under Accounting Standards Update (“ASU”)
No. 2014-09,
Revenue from Contracts with Customers
(Topic 606). The following table disaggregates the Company’s net revenue by major source for the quarters and six months ended March 31, 2025 and 2024:

	Quarter Ended March 31,		Six Months Ended March 31,
	2025	2024	2025	2024
Equipment sales recognized over time	$14,116,000	$12,380,000	$30,947,000	$22,213,000
Equipment sales recognized at a point in time	12,121,000	17,394,000	19,709,000	24,575,000
Parts and component sales	8,874,000	8,591,000	15,025,000	16,387,000
Freight revenue	2,588,000	1,762,000	3,333,000	2,897,000
Other	505,000	549,000	606,000	622,000

Net revenue	$38,204,000	$40,676,000	$69,620,000	$66,694,000

Revenues from contracts with customers for the design, manufacture and sale of custom equipment are recognized over time when the performance obligation is satisfied by transferring control of the equipment. Control of the equipment transfers over time, as the equipment is unique to the specific contract and thus does not create an asset with an alternative use to the Company. Revenues and costs are recognized in proportion to actual labor costs incurred, as compared with total estimated labor costs expected to be incurred, during the entire contract. All incremental costs related to obtaining a contract are expensed as incurred, as the amortization period is less than one year
. Changes to total estimated contract costs or losses, if any, are recognized in the period in which they are determined.
Contract assets (excluding accounts receivable) under contracts with customers represent revenue recognized in excess of amounts billed on equipment sales recognized over time. These contract assets were $4,380,000 and $9,339,000 at March 31, 2025 and September 30, 2024, respectively, and are included in current assets on the Company’s condensed consolidated balance sheets. Contract liabilities (excluding customer deposits) under contracts with customers represent amounts billed in excess of revenue recognized on equipment sales recognized over time. These contract liabilities were $2,796,000 and zero at March 31, 2025 and September 30, 2024, respectively, and are included in current liabilities on the Company’s condensed consolidated balance sheets. The Company anticipates that all of the contract assets at March 31, 2025, will be billed and collected within one year
.
Revenues from all other contracts for the design and manufacture of equipment, for service and for parts sales, net of any discounts and return allowances, are recorded at a point in time when control of the goods or services has been transferred. Control of the goods or service typically transfers at time of shipment or upon completion of the service.
Payment for equipment under contract with customers is typically due prior to shipment. Payment for services under contract with customers is due as services are completed. Accounts receivable related to contracts with customers for equipment sales were $161,000 and $163,000 at March 31, 2025 and September 30, 2024, respectively.

Product warranty costs are estimated using historical experience and known issues and are charged to production costs as revenue is recognized.
Under certain contracts with customers, recognition of a portion of the consideration received may be deferred and recorded as a contract liability if the Company has to satisfy a future obligation, such as to provide installation assistance. There were no such contract liabilities at March 31, 2025 and September 30, 2024. Customer deposits related to contracts with customers were $5,550,000 and $5,018,000 at March 31, 2025 and September 30, 2024, respectively, and are included in current liabilities on the Company’s condensed consolidated balance sheets.
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
Changes in the allowance for credit losses as of March 31, 2025 consisted of the following:

Balance, September 30, 2024	$390,000
Provision for credit losses	—
Provision for estimated returns and allowances	275,000
Uncollectible accounts written off	(12,000)
Returns and allowances issued	(155,000)

Balance, March 31, 2025	$498,000

Note 9 – Leases
The Company leases certain equipment under
non-cancelable
operating leases. Future minimum rental payments under these leases at March 31, 2025 were immaterial.
On August 28, 2020, the Company entered into a three-year operating lease for property related to manufacturing and warehousing. The lease term was for the period from September 1, 2020 through August 31, 2023. In accordance with ASU
No.
2016-02,
the Company recorded a
right-of-use
(“ROU”) asset totaling $970,000 and related lease liabilities at inception. In March 2023, the Company extended the lease term through August 31, 2024. In accordance with ASU
No.
2016-02,
the Company recorded a ROU asset totaling $352,000 and related lease liabilities upon extension. In March 2024, the Company extended the lease term through August 31, 2025. In accordance with ASU
 No.
2016-02,
the Company recorded a ROU asset totaling $361,000 and related lease liabilities upon extension. In March 2025, the Company extended the lease term through August 31, 2026. In accordance with ASU
No.
2016-02,
the Company recorded a ROU asset totaling $370,000 and related lease liabilities upon extension.
For the quarter and six months ended March 31, 2025, operating lease costs related to these operating leases were $112,000 and $224,000, respectively, and cash payments related to these operating leases were $112,000 and $193,000, respectively. For the quarter and six months ended March 31, 2024, operating lease costs and cash payments related to operating leases were $109,000 and $218,000, respectively.

Other information concerning the Company’s operating leases accounted for under ASC 842 guidelines as of March 31, 2025 and September 30, 2024, is as follows:

	March 31, 2025	September 30, 2024
Operating lease ROU asset included in other long-term assets	$522,000	$330,000
Current operating lease liability	366,000	330,000
Non-current operating lease liability	156,000	—
Weighted average remaining lease term (in years)	0.83	0.92
Weighted average discount rate used in calculating ROU asset	4.8%	5.0%
Future annual minimum lease payments as of March 31, 2025 are as follows:

Fiscal Year	Annual Lease Payments
2025 (remaining six months)	$185,000
2026	347,000

532,000
Less interest	(10,000)

Present value of lease liabilities	$522,000

Note 10 – Segment Information
The Company has one reporting segment, equipment for the highway construction industry. Based on evaluation of the criteria of Accounting Standards Codification (“ASC”) 280 – “Segment Reporting”, including the nature of products and services, the nature of the production processes, the type of customers and the methods used to distribute products and services, the Company determined that its operating segments meet the requirements for aggregation. The Company designs, manufactures and sells asphalt plants and pavers, combustion systems and fluid heat transfer systems for the highway construction industry and environmental and petrochemical markets. The Company’s products are manufactured at three facilities in the United States. The Company also services and sells parts for its equipment.

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

Results of Operations

Quarter Ended March 31, 2025 versus March 31, 2024

Net revenue for the quarter ended March 31, 2025 decreased $2,472,000, or 6.1%, to $38,204,000, from $40,676,000 for the quarter ended March 31, 2024. The decrease in net revenue was primarily in contract equipment sales recognized at a point in time, which resulted from the timing of shipments. As a percent of net revenue, gross profit margins decreased slightly to 29.7% in the quarter ended March 31, 2025, compared to 30.3% in the quarter ended March 31, 2024.

Product engineering and development expenses decreased $212,000 to $681,000 for the quarter ended March 31, 2025, as compared to $893,000 for the quarter ended March 31, 2024 on reduced headcount. Selling, general and administrative (“SG&A”) expenses decreased $165,000 to $4,192,000 for the quarter ended March 31, 2025, compared to $4,357,000 for the quarter ended March 31, 2024 on reduced commissions on lower sales.

Operating income decreased 8.4%, or $592,000, from $7,072,000 for the quarter ended March 31, 2024 to $6,480,000 for the quarter ended March 31, 2025, on reduced net revenue.

For the quarter ended March 31, 2025, the Company had net other income of $1,756,000, compared to $1,008,000 for the quarter ended March 31, 2024. Interest and dividend income, net of fees, was $1,158,000 in the quarter ended March 31, 2025 as compared to $803,000 in the quarter ended March 31, 2024. The increase was primarily due to higher rates earned on higher cash balances and fixed income investments. The net realized and unrealized gains on marketable securities were $598,000 for the quarter ended March 31, 2025, compared to $205,000 for the quarter ended March 31, 2024.

The effective income tax rates for the quarters ended March 31, 2025 and March 31, 2024, were 26.0% and 23.0%, respectively, based on the expected annual effective income tax rate.

Net income for the quarter ended March 31, 2025 decreased $127,000 or 2.0% to $6,095,000, or $0.42 basic and diluted net income per common share, from $6,222,000, or $0.42 basic and diluted net income per common share, for the quarter ended March 31, 2024. The slightly lower net income resulted primarily from the lower net revenues and higher taxes partially offset by increased net non-operating income.

Six Months Ended March 31, 2025 versus March 31, 2024

Net revenue for the six months ended March 31, 2025 and 2024 were $69,620,000 and $66,694,000, respectively, an increase of $2,926,000 or 4.4%. Increased revenues from contract equipment sales recognized over time were partially offset by lower contract equipment sales recognized at a point in time and lower parts and component sales and freight revenues.

Gross profit margins decreased to 28.8% for the six months ended March 31, 2025 from 29.8% for the six months ended March 31, 2024. The slightly lower margins were driven by the reduced parts and components sales which have a higher margin percentage compared to contract equipment sales.

Product engineering and development expenses decreased $337,000 to $1,357,000 for the six months ended March 31, 2025, compared to $1,694,000 for the six months ended March 31, 2024, due primarily to lower headcount. SG&A expenses decreased $147,000 to $7,560,000 for the six months ended March 31, 2025, compared to $7,707,000 the six months ended March 31, 2024.

The Company had operating income of $11,104,000 for the six months ended March 31, 2025, compared to $10,455,000 for the six months ended March 31, 2024. The increase in operating income was due primarily to the increased net revenue and lower product engineering and development expenses.

For the six months ended March 31, 2025, the Company had net other income of $2,290,000, compared to $3,243,000 for the six months ended March 31, 2024. Interest and dividend income, net of fees, was $2,147,000 for the six months ended March 31, 2025, as compared to $1,519,000 for the six months ended March 31, 2024. The increase in interest and dividend income, net of fees, for the six months ended March 31, 2025, was primarily due to higher rates earned on fixed income investments and higher cash balances. Net realized and unrealized gains on marketable securities were $143,000 for the six months ended March 31, 2025, compared to $1,724,000 for the six months ended March 31, 2024. Bond yields rose during the six months ended March 31, 2025, due to stronger economic data and higher inflation. The higher yields negatively impacted the value of our bond holdings.

The effective income tax rates for the six months ended March 31, 2025 and March 31, 2024 were 26.0% and 23.0%, respectively, based on the expected annual effective income tax rate. Net income for the six months ended March 31, 2025 was $9,912,000, or $0.68 basic and diluted net income per common share, compared to $10,548,000, or $0.72 basic and diluted net income per common share for the six months ended March 31, 2024. The lower net income and earnings per share resulted primarily from the reduced net non-operating income and higher tax rates.

Liquidity and Capital Resources

The Company generates capital resources through operations and returns on its investments. We believe these sources of capital will satisfy our liquidity needs in both the short and long term.

The Company had no long-term or short-term debt outstanding at March 31, 2025 or September 30, 2024. In April 2020, a financial institution issued an irrevocable standby letter of credit (“letter of credit”) on behalf of the Company for the benefit of one of the Company’s insurance carriers. The maximum amount that can be drawn by the beneficiary under the letter of credit is $150,000. The letter of credit expires in April 2026, unless terminated earlier, and can be extended, as provided by the agreement. The Company intends to renew the letter of credit for as long as the Company does business with the beneficiary insurance carrier. The letter is collateralized by restricted cash of the same amount on any outstanding drawings. To date, no amounts have been drawn under the letter of credit.

As of March 31, 2025, the Company had $52,270,000 in cash and cash equivalents, and $91,405,000 in marketable securities, including $31,762,000 in corporate bonds, $5,591,000 in exchange-traded funds, $1,015,000 in mutual funds, $52,821,000 in government securities, and $216,000 in cash and money funds. The marketable securities are invested through a professional investment management firm. These securities may be liquidated at any time into cash and cash equivalents.

The Company’s backlog was $27.8 million at March 31, 2025 compared to $50.4 million at March 31, 2024. The Company’s working capital (defined as current assets less current liabilities) was $193.2 million at March 31, 2025 and $182.2 million at September 30, 2024. Cash flows provided by operating activities during the six months ended March 31, 2025 was $27,248,000. Accounts receivable increased $3,175,000, due primarily to increased parts sales in the quarter ended March 31, 2025 compared to the quarter ended September 30, 2024. Contract assets decreased $4,959,000 and contract liabilities increased $2,796,000 with the timing of inventory build and percentage of completion recognition on plant sales where revenue is recognized over time. Inventories decreased $8,670,000 due to paver sales and the completion and shipment on several large contract orders where revenue is recognized at a point in time. Accounts payable increased $1,551,000 due to the timing of purchase order receipts.

Cash flows used in investing activities for the six months ended March 31, 2025 of $460,000 were related to capital expenditures, primarily for land improvements and handling equipment.

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

Contract assets (excluding accounts receivable) under contracts with customers represent revenue recognized in excess of amounts billed on equipment sales recognized over time. These contract assets were $4,380,000 and $9,339,000 at March 31, 2025 and September 30, 2024, respectively, and are included in current assets on the Company’s condensed consolidated balance sheets. Contract liabilities (excluding customer deposits) under contracts with customers represent amounts billed in excess of revenue recognized on equipment sales recognized over time. These contract liabilities were $2,796,000 and zero at March 31, 2025 and September 30, 2024, respectively, and are included in current liabilities on the Company’s condensed consolidated balance sheets. The Company anticipates that all of the contract assets at March 31, 2025, will be billed and collected within one year.

Revenues from all other contracts for the design and manufacture of equipment, for service and for parts sales, net of any discounts and return allowances, are recorded at a point in time when control of the goods or services has been transferred. Control of the goods or service typically transfers at time of shipment or upon completion of the service.

Payment for equipment under contract with customers is typically due prior to shipment. Payment for services under contract with customers is due as services are completed. Accounts receivable related to contracts with customers for equipment sales were $161,000 and $163,000 at March 31, 2025 and September 30, 2024 respectively.

Product warranty costs are estimated using historical experience and known issues and are charged to production costs as revenue is recognized.

Under certain contracts with customers, recognition of a portion of the consideration received may be deferred and recorded as a contract liability if the Company has to satisfy a future obligation, such as to provide installation assistance. There were no such contract liabilities at March 31, 2025 and September 30, 2024. Customer deposits related to contracts with customers were $5,550,000 and $5,018,000 at March 31, 2025 and September 30, 2024, respectively, and are included in current liabilities on the Company’s condensed consolidated balance sheets.

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

Long-Lived Asset Impairment

Property and equipment and intangible assets subject to amortization are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset (or asset group) may not be recoverable. An impairment loss would be recognized when the carrying amount of an asset exceeds the estimated undiscounted cash flows expected to result from the use of the asset and its eventual disposition. The amount of the impairment loss to be recorded is calculated by the excess over its fair value of the asset’s carrying value. Fair value is generally determined using a discounted cash flow analysis. There were no impairment losses in the quarters and six months ended March 31, 2025 and March 31, 2024.

Off-Balance Sheet Arrangements

None.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Not applicable.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Company’s President (who is currently serving as the Company’s Principal Executive Officer) and Chief Financial Officer (Principal Financial and Accounting Officer) evaluated the effectiveness of the design and operation of the Company’s “disclosure controls and procedures” (as defined in Rule 13a-15(e) under the Exchange Act) pursuant to Exchange Act Rule 13a-15(b) as of the end of the period covered by this Quarterly Report. Based upon that evaluation, the President and the Chief Financial Officer concluded that, as of the end of the period covered by this Quarterly Report, the Company’s disclosure controls and procedures were not effective at the reasonable assurance level solely as a result of the material weaknesses management identified in our internal control over financial reporting, as described in our Annual Report on Form 10-K for the year ended September 30, 2024.

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

Material Weaknesses in Internal Control over Financial Reporting

As previously reported in our Annual Report on Form 10-K for the year ended September 30, 2024, management identified the following material weaknesses in internal control over financial reporting as of September 30, 2024, which were not remediated as of March 31, 2025:

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

•	Ineffective design, implementation, and operation of controls over key third-party service provider System and Organizational Controls reports.

•	Ineffective controls over the period end close process, including over the review and approval process of journal entries, account reconciliations, and segregation of duties.

•	Inadequate documentation and design of controls related to various key financial statement accounts and assertions.

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

Changes in Internal Control over Financial Reporting

The Company’s management, including the President and Chief Financial Officer, has reviewed the Company’s internal control over financial reporting. Except for the remediation efforts described above in connection with the previously identified material weaknesses, there were no changes in the Company’s internal control over financial reporting during the quarter ended March 31, 2025 that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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
During the six months ended March 31, 2025, there have been no material changes from the risk factors previously disclosed under Part I, Item 1A, “Risk Factors” in our Annual Report on Form
10-K,
for the year ended September 30, 2024.
Item 5. Other Information
Rule
10b5-1
Plan Adoptions, Modifications and Terminations
During the quarter ended March 31, 2025, none of the Company’s directors or officers adopted, modified or terminated a Rule
10b5-1
trading arrangement or a
non-Rule
10b5-1
trading arrangement (each as defined in Item 408 of Regulation
S-K
under the Exchange Act).

Item 6. Exhibits

Exhibit	Description

31.1	Certification of Principal Executive Officer Pursuant to Rule 13a – 14(a) of the Securities Exchange Act of 1934, as amended

31.2	Certification of Chief Financial Officer Pursuant to Rule 13a – 14(a) of the Securities Exchange Act of 1934, as amended

32	Certifications of Principal Executive Officer and Chief Financial Officer Pursuant to 18 U. S. C. Section 1350

101.1	Interactive Data File

101.INS	XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

101.SCH	XBRL Schema Document

101.CAL	XBRL Calculation Linkbase Document

101.DEF	XBRL Definition Linkbase Document

101.LAB	XBRL Label Linkbase Document

101.PRE	XBRL Presentation Linkbase Document

104	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2025, formatted in Inline XBRL (included in Exhibit 101)

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