Form 10-Q
period 2025-06-30
GENCOR INDUSTRIES INC
filed 2025-08-08
CIK 64472

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM
10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2025
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
of the Exchange Act). Yes ☐ No ☒
Indicate the number of
shares outstanding
of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at August 7, 2025
Common stock, $.10 par value	12,338,845 shares
Class B common stock, $.10 par value	2,318,857 shares

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

Part I. Financial Information
Item 1. Financial Statements
GENCOR INDUSTRIES, INC
.
Condensed Consolidated Balance Sheets

ASSETS	June 30, 2025 (Unaudited)	September 30, 2024
Current assets:
Cash and cash equivalents	$27,874,000	$25,482,000
Marketable securities at fair value (cost of $106,365,000 at June 30, 2025 and $88,777,000 at September 30, 2024)	108,097,000	89,927,000
Accounts receivable, less allowance for credit losses of $480,000 at June 30, 2025 and $390,000 at September 30, 2024	3,157,000	1,980,000
Contract assets	12,226,000	9,339,000
Inventories, net	52,872,000	63,762,000
Prepaid expenses and other current assets	1,106,000	2,352,000

Total current assets	205,332,000	192,842,000

Property and equipment, net	10,641,000	11,472,000
Deferred income taxes	3,698,000	3,424,000
Other long-term assets	485,000	383,000

Total Assets	$220,156,000	$208,121,000

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$2,539,000	$2,001,000
Customer deposits	2,427,000	5,018,000
Accrued expenses	2,944,000	3,255,000
Current operating lease liabilities	369,000	330,000

Total current liabilities	8,279,000	10,604,000
Unrecognized tax benefits	1,933,000	1,376,000
Non-current operating lease liabilities	63,000	—

Total liabilities	10,275,000	11,980,000

Commitments and contingencies
Shareholders’ equity:
Preferred stock, par value $.10 per share; 300,000 shares authorized; none issued	—	—
Common stock, par value $.10 per share; 15,000,000 shares authorized; 12,338,845 shares issued and outstanding at June 30, 2025 and September 30, 2024	1,234,000	1,234,000
Class B common s tock, par value $.10 per share; 6,000,000 shares authorized; 2,318,857 shares issued and outstanding at June 30, 2025 and September 30, 2024	232,000	232,000
Capital in excess of par value	12,590,000	12,590,000
Retained earnings	195,825,000	182,085,000

Total shareholders’ equity	209,881,000	196,141,000

Total Liabilities and Shareholders’ Equity	$220,156,000	$208,121,000

See accompanying Notes to Condensed Consolidated Financial Statements

GENCOR INDUSTRIES, INC.
Condensed Consolidated Income Statements
(Unaudited)

	For the Quarters Ended June 30,		For the Nine Months Ended June 30,
	2025	2024	2025	2024
Net revenue	$26,986,000	$25,551,000	$96,606,000	$92,245,000
Cost of goods sold	19,843,000	19,444,000	69,442,000	66,282,000

Gross profit	7,143,000	6,107,000	27,164,000	25,963,000
Operating expenses:
Product engineering and development	741,000	824,000	2,099,000	2,518,000
Selling, general and administrative	3,265,000	3,290,000	10,824,000	10,997,000

Total operating expenses	4,006,000	4,114,000	12,923,000	13,515,000

Operating income	3,137,000	1,993,000	14,241,000	12,448,000
Other income (expense), net:
Interest and dividend income, net of fees	1,142,000	966,000	3,289,000	2,485,000
Net realized and unrealized gains on marketable securities	894,000	363,000	1,037,000	2,087,000

Total other income (expense), net	2,036,000	1,329,000	4,326,000	4,572,000

Income before income tax expense	5,173,000	3,322,000	18,567,000	17,020,000
Income tax expense	1,345,000	764,000	4,827,000	3,914,000

Net income	$3,828,000	$2,558,000	$13,740,000	$13,106,000

Net income per common share - basic and diluted	$0.26	$0.17	$0.94	$0.89

See accompanying Notes to Condensed Consolidated Financial Statements

GENCOR INDUSTRIES, INC
.
Condensed
Consolidated
Statements of Shareholder
s’ Equity
(Unaudited)

	For the Quarters and Nine Months Ended June 30, 2025
	Common Stock		Class B Common Stock		Capital in Excess of	Retained	Total Shareholders’
	Shares	Amount	Shares	Amount	Par Value	Earnings	Equity
September 30, 2024	12,338,845	$1,234,000	2,318,857	$232,000	$12,590,000	$182,085,000	$196,141,000
Net income	—	—	—	—	—	3,817,000	3,817,000

December 31, 2024	12,338,845	$1,234,000	2,318,857	$232,000	$12,590,000	$185,902,000	$199,958,000
Net income	—	—	—	—	—	6,095,000	6,095,000

March 31, 2025	12,338,845	$1,234,000	2,318,857	$232,000	$12,590,000	$191,997,000	$206,053,000
Net income	—	—	—	—	—	3,828,000	3,828,000

June 30, 2025	12,338,845	$1,234,000	2,318,857	$232,000	$12,590,000	$195,825,000	$209,881,000

	For the Quarters and Nine Months Ended June 30, 2024
	Common Stock		Class B Common Stock		Capital in Excess of	Retained	Total Shareholders’
	Shares	Amount	Shares	Amount	Par Value	Earnings	Equity
September 30, 2023	12,338,845	$1,234,000	2,318,857	$232,000	$12,590,000	$167,527,000	$181,583,000
Net income	—	—	—	—	—	4,326,000	4,326,000

December 31, 2023	12,338,845	$1,234,000	2,318,857	$232,000	$12,590,000	$171,853,000	$185,909,000
Net income	—	—	—	—	—	6,222,000	6,222,000

March 31, 2024	12,338,845	$1,234,000	2,318,857	$232,000	$12,590,000	$178,075,000	$192,131,000
Net income	—	—	—	—	—	2,558,000	2,558,000

June 30, 2024	12,338,845	$1,234,000	2,318,857	$232,000	$12,590,000	$180,633,000	$194,689,000

See accompanying Notes to Condensed Consolidated Financial Statements

GENCOR INDUSTRIES, INC. Condensed Consolidated Statements of Cash Flows For the Nine Months Ended June 30, 2025 and 2024 (Unaudited)
	2025	2024
Cash flows from operating activities:
Net income	$13,740,000	$13,106,000
Adjustments to reconcile net income to net cash provided by operating activities:
Net unrealized gains on marketable securities	(582,000)	(1,346,000)
Deferred income taxes	(274,000)	(106,000)
Unrecognized tax benefits	557,000	—
Depreciation and amortization	1,782,000	1,971,000
Changes in operating assets and liabilities:
Accounts receivable	(1,177,000)	(456,000)
Contract assets	(2,887,000)	(1,192,000)
Marketable securities	(17,588,000)	(2,207,000)
Inventories	10,890,000	8,295,000
Prepaid expenses and other current assets	1,246,000	1,638,000
Accounts payable	538,000	(923,000)
Customer deposits	(2,591,000)	(4,255,000)
Accrued expenses	(311,000)	(2,013,000)

Total adjustments	(10,397,000)	(594,000)

Net cash provided by operating activities	3,343,000	12,512,000

Cash flows from investing activities:
Capital expenditures	(951,000)	(763,000)

Cash used in investing activities	(951,000)	(763,000)

Net increase in cash and cash equivalents	2,392,000	11,749,000
Cash and cash equivalents at:
Beginning of period	25,482,000	17,031,000

End of period	$27,874,000	$28,780,000

Non-cash investing and financing activities:
Right-of-use assets obtained in exchange for operating lease liabilities	$370,000	$361,000
Income taxes paid	$2,826,000	$6,210,000
See accompanying Notes to Condensed Consolidated Financial Statements

GENCOR INDUSTRIES, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
Note 1 - Basis of Presentation
The accompanying condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form
10-Q
and Article 10 of Regulation
S-X.
Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all material adjustments (consisting of normal, recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the quarter and nine months ended June 30, 2025 are not necessarily indicative of the results that may be expected for the year ending September 30, 2025.
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
Recent Accounting Pronouncements
In November 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”)
2023-07,
 Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures
(“ASU
2023-07”)
, to enhance disclosures about significant segment expenses for public entities reporting segment information under Accounting Standards Codification Topic 280 (“ASC Topic 280”). The amendments require public entities to disclose significant expense categories for each reportable segment, other segment items, the title and position of the chief operating decision-maker, and interim disclosures of certain segment-related information previously required only on an annual basis. The amendments clarify that entities reporting single segments must disclose both the new and existing segment disclosures under ASC Topic 280, and a public entity is permitted to disclose multiple measures of segment profit or loss if certain criteria are met. ASU
2023-07
is effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024. Early adoption is permitted. The Company is currently evaluating the impact of ASU
2023-07
on its consolidated financial statements and related disclosures.
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
Global, market and economic conditions may negatively impact our business, financial condition and share price
Concerns over inflation, geopolitical issues and global financial markets have led to increased economic instability and expectations of slower global economic growth. Our business may be adversely affected by any such economic instability or unpredictability. Russia’s invasion of Ukraine and related sanctions as well as the conflict between Israel and Iran have led to increased energy prices. Such sanctions and disruptions to the global economy may lead to additional inflation and may disrupt the global supply chain and could have a material adverse effect on our ability to secure supplies. The increased cost of oil, along with increased or prolonged periods of inflation, would likely increase our costs in the form of higher inflation on supplies necessary to operate our business. Additionally, the armed conflict involving Hamas and Israel, as well as further escalation of tensions among Israel, the U.S., and various countries in the Middle East, including hostilities involving Iran, and North Africa, may cause increased inflation in energy and logistics costs and could further cause general economic conditions in the U.S. or abroad to deteriorate. There is a risk that one or more of our suppliers could be negatively affected by global economic instability, which could adversely affect our ability to operate efficiently and timely complete our operational goals. As of the date of this Quarterly Report, the Company’s operations have not been significantly impacted.
Reclassifications
Certain amounts in the June 30, 2024 condensed consolidated statement of cash flows have been reclassified to conform to the current period presentation. These reclassifications had no impact on previously reported net income for the quarter and nine months ended June 30, 2024.
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

The following table sets forth, by level, within the fair value hierarchy, the Company’s marketable securities measured at fair value as of June 30, 2025:

	Fair Value Measurements
	Level 1	Level 2	Level 3	Total
Equities	$3,018,000	$—	$—	$3,018,000
Exchange-Traded Funds	7,856,000	—	—	7,856,000
Mutual Funds	4,010,000	—	—	4,010,000
Corporate Bonds	—	30,871,000	—	30,871,000
Government Securities	62,134,000	—	—	62,134,000
Cash and Money Funds	208,000	—	—	208,000

Total	$77,226,000	$30,871,000	$—	$108,097,000

Net unrealized gains included in the condensed consolidated income statements for the quarter and nine months ended June 30, 2025, were $808,000 and $582,000, respectively. During the quarter ended June 30, 2025, $15,000,000 was transferred from the Company’s operating cash account to the investment portfolio.
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

Net unrealized gains included in the condensed consolidated income statements for the quarter and nine months ended June 30, 2024, were $195,000 and $1,346,000, respectively.
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

Net inventories at June 30, 2025 and September 30, 2024 consist of the following:

	June 30, 2025	September 30, 2024
Raw materials	$29,303,000	$32,631,000
Work in process	11,036,000	18,740,000
Finished goods	12,533,000	12,391,000

	$52,872,000	$63,762,000

Slow-moving and obsolete inventory allowances were $14,968,000 and $13,331,000 at June 30, 2025 and September 30, 2024, respectively. The increase in the slow-moving and obsolete inventory allowances of $1,637,000 from September 30, 2024, reflects primarily additional amounts charged to cost of sales to reduce the cost basis of inventories consistent with the Company’s policy on allowances for slow-moving and obsolete inventory. During the nine months ended June 30, 2024, the slow-moving and obsolete inventory allowances increased $1,809,000.
Note 4 – Contract Assets
Contract assets reflect costs and estimated earnings in excess of billings on uncompleted contracts as of June 30, 2025 and September 30, 2024, and consist of the following:

	June 30, 2025	September 30, 2024
Costs incurred on uncompleted contracts	$12,625,000	$14,508,000
Estimated earnings	4,244,000	6,977,000

	16,869,000	21,485,000
Billings to date	4,643,000	12,146,000

Contract assets	$12,226,000	$9,339,000

Note 5 – Net Income per
Common Share Data
The condensed consolidated financial statements include basic and diluted net income per common share information. The weighted-average number of shares outstanding includes both common stock and Class B common stock. The following table sets forth the computation of basic and diluted net income per common share for the quarters and nine months ended June 30, 2025 and 2024:

	Quarter Ended June 30,		Nine Months Ended June 30,
	2025	2024	2025	2024
Net income	$3,828,000	$2,558,000	$13,740,000	$13,106,000
Weighted average common shares outstanding:
Basic and diluted	14,658,000	14,658,000	14,658,000	14,658,000

Net income per common share – basic and diluted	$0.26	$0.17	$0.94	$0.89

Basic net income per common share is based on the weighted-average number of shares outstanding. Diluted net income per common share is based on the sum of the weighted-average number of shares outstanding plus common stock equivalents. There were no equity compensation plans and arrangements previously approved by security holders as of June 30, 2025 and 2024 and thus no common stock equivalents as of June 30, 2025 and 2024.
Note 6 – Customers with 10% (or greater) of Net Revenues
During the quarter ended June 30, 2025, one customer accounted for 17.7% of net revenue. During the nine months ended June 30, 2025, a different customer accounted for 11.2% of net revenue.
During the quarter ended June 30, 2024, three customers accounted for 20.0%, 11.9% and 11.5%, respectively, of net revenue. During the nine months ended June 30, 2024, no customer accounted for 10% or more of net revenue.

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
Deferred tax assets and liabilities are measured using the rates expected to apply to taxable income in the years in which the temporary differences are expected to reverse and the credits are expected to be used. The effect on deferred tax assets and liabilities of the change in tax rates is recognized in income in the period that includes the enactment date. All available evidence, both positive and negative, is considered to determine whether, based on the weight of that evidence, the Company is more likely than not to realize the benefit of a deferred tax asset and whether a valuation allowance is needed for some portion or all of a deferred tax asset. No such valuation allowances were recorded as of June 30, 2025 and September 30, 2024.
Significant judgment is required in evaluating the Company’s uncertain tax position and determining the Company’s provision for taxes. Although the Company believes the reserves for unrecognized tax benefits (“UTBs”) are reasonable, no
assurance can be given that the final outcome of these matters will not be different from that which is reflected in the Company’s historical income tax provision and accruals. The Company adjusts these reserves in light of changing facts and circumstances. As of June 30, 2025 and September 30, 2024, the Company had UTBs of

$1,933,000 and $1,376,000, respectively.
The Company’s income tax provision is based on management’s estimate of the effective tax rate for the full year. The tax provision in any period will be affected by, among other things, permanent, as well as temporary differences in the deductibility of certain items, in addition to changes in tax legislation. As a result, the Company may experience significant fluctuations in the effective book tax rate (that is, its tax expense divided by pre-tax
book income) from period to period. The Company’s effective tax rates for the quarters and nine months ended June 30, 2025 and June 30, 2024 reflect income tax rates under the Tax Cuts and Jobs Act of 2017 which was signed into law on December 22, 2017.
Note 8 – Revenue Recognition and Related Costs
The Company recognizes revenue under ASU
No. 2014-09,
Revenue from Contracts with Customers
(Topic 606). The following table disaggregates the Company’s net revenue by major source for the quarters and nine months ended June 30, 2025 and 2024:

	Quarter Ended June 30,		Nine Months Ended June 30,
	2025	2024	2025	2024
Equipment sales recognized over time	$10,420,000	$11,624,000	$41,367,000	$33,837,000
Equipment sales recognized at a point in time	8,583,000	6,958,000	28,292,000	31,533,000
Parts and component sales	6,109,000	5,208,000	21,134,000	21,595,000
Freight revenue	1,652,000	1,597,000	4,986,000	4,494,000
Other	222,000	164,000	827,000	786,000

Net revenue	$26,986,000	$25,551,000	$96,606,000	$92,245,000

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

Contract assets (excluding accounts receivable) under contracts with customers represent revenue recognized in excess of amounts billed on equipment sales recognized over time. These contract assets were $12,226,000 at June 30, 2025 and $9,339,000 at September 30, 2024, and are included in current assets on the Company’s condensed consolidated balance sheets at June 30, 2025 and September 30, 2024. The Company anticipates that all of the contract assets at June 30, 2025, will be billed and collected within one year.
Revenues from all other contracts for the design and manufacture of equipment, for service and for parts sales, net of any discounts and return allowances, are recorded at a point in time when control of the goods or services has been transferred. Control of the goods or service typically transfers at time of shipment or upon completion of the service.
Payment for equipment under contract with customers is typically due prior to shipment. Payment for services under contract with customers is due as services are completed. Accounts receivable related to contracts with customers for equipment sales recognized at a point in time were $426,000 and $163,000 at June 30, 2025 and September 30, 2024, respectively.
Product warranty costs are estimated using historical experience and known issues and are charged to production costs as revenue is recognized.
Under certain contracts with customers, recognition of a portion of the consideration received may be deferred and recorded as a contract liability if the Company has to satisfy a future obligation, such as to provide installation assistance. There were no contract liabilities other than customer deposits at June 30, 2025 and September 30, 2024. Customer deposits related to contracts with customers were $2,427,000 and $5,018,000 at June 30, 2025 and September 30, 2024, respectively, and are included in current liabilities on the Company’s condensed consolidated balance sheets.
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

Changes in the allowance for credit losses as of June 30, 2025 consisted of the following:

Balance, September 30, 2024	$390,000
Provision for credit losses	—
Provision for estimated returns and allowances	395,000
Uncollectible accounts written off	(12,000)
Returns and allowances issued	(293,000)

Balance, June 30, 2025	$480,000

Note 9 – Leases
The Company leases certain equipment under
non-cancelable
operating leases. Future minimum rental payments under these leases at June 30, 2025 were immaterial.
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
For the quarter and nine months ended June 30, 2025, operating lease costs were $112,000 and $305,000, respectively, and cash payments related to these operating leases were $112,000 and $336,000, respectively. For the quarter and nine months ended June 30, 2024, operating lease costs and cash payments related to operating leases were $109,000 and $328,000, respectively.
Other information concerning the Company’s operating leases accounted for under ASC 842 guidelines as of June 30, 2025 and September 30, 2024, is as follows:

	June 30, 2025	September 30, 2024
Operating lease ROU asset included in other long-term assets	$432,000	$330,000
Current operating lease liability	369,000	330,000
Non-current operating lease liability	63,000	—
Weighted average remaining lease term (in years)	0.67	0.92
Weighted average discount rate used in calculating ROU asset	4.8%	5.0%
Future annual minimum lease payments as of June 30, 2025 are as follows:

Fiscal Year	Annual Lease Payments
2025 (remaining 3 months)	$93,000
2026	347,000

Total	440,000
Less interest	(8,000)

Present value of lease liabilities	$432,000

Note 10 – Segment Information
The Company has one reporting segment, equipment for the highway construction industry. Based on evaluation of the criteria of ASC Topic 280, including the nature of products and services, the nature of the production processes, the type of customers and the methods used to distribute products and services, the Company determined that its operating segments meet the requirements for aggregation. The Company designs, manufactures and sells asphalt plants and pavers, combustion systems and fluid heat transfer systems for the highway construction industry and environmental and petrochemical markets. The Company’s products are manufactured at three facilities in the United States. The Company also services and sells parts for its equipment.
Note 11 – Subsequent Events
The Company has evaluated subsequent events and transactions that occurred after the balance sheet date up to the date that the condensed consolidated financial statements were issued for potential recognition and disclosure. The Company did not identify any subsequent events that would have required adjustment to or disclosure in the condensed consolidated financial statements.

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

For information concerning these factors and related matters, see the following sections of the Company’s Annual Report on Form 10-K for the year ended September 30, 2024: (a) Part I, Item 1A, “Risk Factors” and (b) Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations”; however, other factors besides those referenced could adversely affect the Company’s results, and you should not consider any such list of factors to be a complete set of all potential risks or uncertainties. Any forward-looking statements made by the Company herein speak as of the date of this Quarterly Report. The Company does not undertake to update any forward-looking statement, except as required by law.

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

On November 15, 2021, President Biden signed into law a five-year, $1.2 trillion infrastructure bill, the Infrastructure Investment and Jobs Act (the “IIJ Act”), including $550 billion in new spending and reauthorization of $650 billion in previously allocated funds. The IIJ Act provides funding of $110 billion for the nation’s highways, bridges and roads through September 2026.

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

Also, a significant increase in the price of liquid asphalt could decrease demand for hot mix asphalt paving materials and certain of the Company’s products. Increases in oil prices also drive up the cost of gasoline and diesel, which results in increased freight costs. Where possible, the Company will pass increased freight costs on to its customers; however, the Company may not be able to recapture all of the higher costs and thus could have a negative impact on the Company’s financial performance.

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

Concerns over inflation, geopolitical issues and global financial markets have led to increased economic instability and expectations of slower global economic growth. Our business may be adversely affected by any such economic instability or unpredictability. Russia’s invasion of Ukraine and related sanctions as well as the conflict between Israel and Iran have led to increased energy prices. Such sanctions and disruptions to the global economy may lead to additional inflation and may disrupt the global supply chain and could have a material adverse effect on our ability to secure supplies. The increased cost of oil, along with increased or prolonged periods of inflation, would likely increase our costs in the form of higher inflation on supplies necessary to operate our business. Additionally, the armed conflict involving Hamas and Israel, as well as further escalation of tensions among Israel, the U.S., and various countries in the Middle East, including hostilities involving Iran, and North Africa, may cause increased inflation in energy and logistics costs and could further cause general economic conditions in the U.S. or abroad to deteriorate. There is a risk that one or more of our suppliers could be negatively affected by global economic instability, which could adversely affect our ability to operate efficiently and timely complete our operational goals. As of the date of this Quarterly Report, the Company’s operations have not been significantly impacted.

Results of Operations

Quarter Ended June 30, 2025 versus June 30, 2024

Net revenue for the quarter ended June 30, 2025 increased $1,435,000, or 5.6%, to $26,986,000, from $25,551,000 for the quarter ended June 30, 2024. The increase in revenues was primarily due to higher equipment sales recognized at a point in time, increased parts and component sales and freight revenues.

As a percent of sales, gross profit margins increased to 26.5% in the quarter ended June 30, 2025, compared to 23.9% in the quarter ended June 30, 2024, from improved profitability on certain contract sales and increased parts sales which have a higher margin compared to other sources of revenue.

Product engineering and development expenses decreased by $83,000 to $741,000 for the quarter ended June 30, 2025, as compared to $824,000 for the quarter ended June 30, 2024 due to lower headcount. Selling, general and administrative (“SG&A”) expenses decreased by $25,000 to $3,265,000 for the quarter ended June 30, 2025, compared to $3,290,000 for the quarter ended June 30, 2024.

Operating income increased from $1,993,000 for the quarter ended June 30, 2024 to $3,137,000 for the quarter ended June 30, 2025, due primarily to higher net revenue and improved gross profit margins.

For the quarter ended June 30, 2025, the Company had net other income of $2,036,000 compared to $1,329,000 for the quarter ended June 30, 2024. Interest and dividend income, net of fees, was $1,142,000 for the quarter ended June 30, 2025 as compared to $966,000 in the quarter ended June 30, 2024. The increase was primarily due to higher interest rates earned on increased cash balances and fixed income investments. The net realized and unrealized gains on marketable securities were $894,000 for the quarter ended June 30, 2025 compared to $363,000 for the quarter ended June 30, 2024, due to gains in fixed income and equity in investments.

The effective income tax rates for the quarters ended June 30, 2025 and June 30, 2024 were 26.0% and 23.0%, respectively, based on the expected annual effective income tax rate.

Net income for the quarter ended June 30, 2025 was $3,828,000, or $0.26 per basic and diluted common share, compared to net income of $2,558,000, or $0.17 per basic and diluted common share, for the quarter ended June 30, 2024.

Nine Months Ended June 30, 2025 versus June 30, 2024

Net revenues for the nine months ended June 30, 2025 and 2024 were $96,606,000 and $92,245,000, respectively, an increase of $4,361,000, or 4.7%. The improved net revenue was primarily from equipment sales recognized over time. Gross profit margins were 28.1% for both the nine months ended June 30, 2025 and June 30, 2024.

Product engineering and development expenses decreased $419,000 to $2,099,000 for the nine months ended June 30, 2025, compared to $2,518,000 for the nine months ended June 30, 2024 due primarily to reduced headcount. SG&A expenses decreased slightly by $173,000 to $10,824,000 for the nine months ended June 30, 2025, compared to $10,997,000 the nine months ended June 30, 2024.

The Company had operating income of $14,241,000 for the nine months ended June 30, 2025 compared to $12,448,000 for the nine months ended June 30, 2024. The increase in operating income was due primarily to the increased net revenue and reduced product engineering and development expenses.

For the nine months ended June 30, 2025, the Company had net other income of $4,326,000 compared to $4,572,000 for the nine months ended June 30, 2024. Interest and dividend income, net of fees, was $3,289,000 for the nine months ended June 30, 2025 as compared to $2,485,000 for the nine months ended June 30, 2024. The increase in interest and dividend income, net of fees, for the nine months ended June 30, 2025, was primarily due to increased cash balances and fixed income investments. Net realized and unrealized gains on marketable securities were $1,037,000 for the nine months ended June 30, 2025 compared to $2,087,000 for the nine months ended June 30, 2024. During the first nine months of fiscal 2025, bond yields rose due to stronger economic data and higher than anticipated inflation. The higher yields negatively impacted the value of our bond holdings.

The effective income tax rates for the nine months ended June 30, 2025 and June 30, 2024 were 26.0% and 23.0%, respectively, based on the expected annual effective income tax rate. Net income for the nine months ended June 30, 2025 was $13,740,000, or $0.94 per basic and diluted common share, compared to net income of $13,106,000, or $0.89 per basic and diluted common share, for the nine months ended June 30, 2024.

Liquidity and Capital Resources

The Company generates capital resources through operations and returns on its investments. We believe these sources of capital will satisfy our liquidity needs in both the short and long term.

The Company had no long-term or short-term debt outstanding at June 30, 2025 or September 30, 2024. In April 2020, a financial institution issued an irrevocable standby letter of credit (“letter of credit”) on behalf of the Company for the benefit of one of the Company’s insurance carriers. The maximum amount that can be drawn by the beneficiary under the letter of credit is $150,000. The letter of credit expires in April 2026, unless terminated earlier, and can be extended, as provided by the agreement. The Company intends to renew the letter of credit for as long as the Company does business with the beneficiary insurance carrier. The letter is collateralized by restricted cash of the same amount on any outstanding drawings. To date, no amounts have been drawn under the letter of credit.

As of June 30, 2025, the Company had $27,874,000 in cash and cash equivalents, and $108,097,000 in marketable securities, including $3,018,000 in equities, $30,871,000 in corporate bonds, $7,856,000 in exchange-traded funds, $4,010,000 in mutual funds, $62,134,000 in government securities, and $208,000 in cash and money funds. The marketable securities are invested through a professional investment management firm. These securities may be liquidated at any time into cash and cash equivalents.

The Company’s backlog was $26.2 million at June 30, 2025 compared to $46.6 million at June 30, 2024. The Company’s working capital (defined as current assets less current liabilities) was $197.1 million at June 30, 2025 and $182.2 million at September 30, 2024. Cash flows provided by operating activities during the nine months ended June 30, 2025 were $3,343,000. Accounts receivable increased $1,177,000 during the nine months ended June 30, 2025, due to the increase in parts and component sales in the quarter ended June 30, 2025, compared to parts and component sales in the quarter ended September 30, 2024. Contract assets increased $2,887,000 during the nine months ended June 30, 2025, with the timing of inventory build and percentage of completion recognition on sales where revenue is recognized over time. Inventories decreased by $10,890,000 during the nine months ended June 30, 2025, due to paver sales and the completion and shipment on several large contract orders where revenue is recognized at a point in time. Prepaid expenses decreased $1,246,000 during the nine months ended June 30, 2025, due primarily to income tax overpayments at September 30, 2024 being applied to fiscal 2025 income tax liability. Customer deposits decreased $2,591,000 during the nine months ended June 30, 2025, reflecting down payments and final payments on contract jobs that shipped complete during the nine months ended June 30, 2025.

Cash flows used in investing activities for the nine months ended June 30, 2025 of $951,000 were related to capital expenditures, primarily for land and building improvements and handling equipment.

Seasonality

The Company’s primary business is the manufacture of asphalt pavers, asphalt plants and related components. These products typically experience a seasonal slowdown during the third and fourth quarters of the calendar year. This slowdown often results in lower reported sales and operating results during the first and fourth quarters of the fiscal year ended September 30.

Critical Accounting Policies, Estimates and Assumptions

The Company believes the following discussion addresses its most critical accounting policies, which are those that are most important to the portrayal of the financial condition and results of operations and require management’s most difficult, subjective, or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain. Accounting policies, in addition to the critical accounting policies referenced below, are presented in Note 1 to the Company’s consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended September 30, 2024, “Nature of Operations and Summary of Significant Accounting Policies.” There were no changes in the Company’s accounting policies during the nine months ended June 30, 2025.

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

Contract assets (excluding accounts receivable) under contracts with customers represent revenue recognized in excess of amounts billed on equipment sales recognized over time. These contract assets were $12,226,000 at June 30, 2025 and $9,339,000 at September 30, 2024, and are included in current assets on the Company’s condensed consolidated balance sheets at June 30, 2025 and September 30, 2024. The Company anticipates that all of the contract assets at June 30, 2025, will be billed and collected within one year.

Revenues from all other contracts for the design and manufacture of equipment, for service and for parts sales, net of any discounts and return allowances, are recorded at a point in time when control of the goods or services has been transferred. Control of the goods or service typically transfers at time of shipment or upon completion of the service.

Payment for equipment under contract with customers is typically due prior to shipment. Payment for services under contract with customers is due as services are completed. Accounts receivable related to contracts with customers for equipment sales recognized at a point in time were $426,000 and $163,000 at June 30, 2025 and September 30, 2024, respectively.

Product warranty costs are estimated using historical experience and known issues and are charged to production costs as revenue is recognized.

Under certain contracts with customers, recognition of a portion of the consideration received may be deferred and recorded as a contract liability if the Company has to satisfy a future obligation, such as to provide installation assistance. There were no contract liabilities other than customer deposits at June 30, 2025 and September 30, 2024. Customer deposits related to contracts with customers were $2,427,000 and $5,018,000 at June 30, 2025 and September 30, 2024, respectively, and are included in current liabilities on the Company’s condensed consolidated balance sheets.

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

Long-Lived Asset Impairment

Property and equipment and intangible assets subject to amortization are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset (or asset group) may not be recoverable. An impairment loss would be recognized when the carrying amount of an asset exceeds the estimated undiscounted cash flows expected to result from the use of the asset and its eventual disposition. The amount of the impairment loss to be recorded is calculated by the excess over its fair value of the asset’s carrying value. Fair value is generally determined using a discounted cash flow analysis. There were no impairment losses in the quarters and nine month periods ended June 30, 2025 and June 30, 2024.

Off-Balance Sheet Arrangements

None.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Not applicable.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Company’s President (who is currently serving as the Company’s Principal Executive Officer) and Chief Financial Officer (Principal Financial and Accounting Officer) evaluated the effectiveness of the design and operation of the Company’s “disclosure controls and procedures” (as defined in Rule 13a-15(e) under the Exchange Act) pursuant to Exchange Act Rule 13a-15(b) as of the end of the period covered by this Quarterly Report (June 30, 2025). Based upon that evaluation, the President and the Chief Financial Officer concluded that, as of June 30, 2025, the end of the period covered by this Quarterly Report, the Company’s disclosure controls and procedures were not effective at the reasonable assurance level solely as a result of the material weaknesses management identified in our internal control over financial reporting, as described in our Annual Report on Form 10-K for the year ended September 30, 2024.

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

Material Weaknesses in Internal Control over Financial Reporting

As previously reported in our Annual Report on Form 10-K for the year ended September 30, 2024, management identified the following material weaknesses in internal control over financial reporting as of September 30, 2024, which were not remediated as of June 30, 2025:

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

Changes in Internal Control over Financial Reporting

The Company’s management, including the President and Chief Financial Officer, has reviewed the Company’s internal control over financial reporting. Except for the remediation efforts described above in connection with the previously identified material weaknesses, there were no changes in the Company’s internal control over financial reporting during the quarter ended June 30, 2025 that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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
During the nine months ended June 30, 2025, there have been no material changes from the risk factors previously disclosed under Part I, Item 1A, “Risk Factors” in our Annual Report on Form
10-K,
for the year ended September 30, 2024.
Item 5. Other Information
Rule
10b5-1
Plan Adoptions, Modifications and Terminations
During the
quarter ended June 30, 2025
,
none
of the Company’s directors or officers adopted, modified or terminated a Rule
10b5-1
trading arrangement or a
non-Rule
10b5-1
trading arrangement (each as defined in Item 408 of Regulation
S-K
under the Exchange Act).

Item 6. Exhibits

Exhibit	Description

31.1	Certification of Principal Executive Officer Pursuant to Rule 13a – 14(a) of the Securities Exchange Act of 1934, as amended

31.2	Certification of Chief Financial Officer Pursuant to Rule 13a – 14(a) of the Securities Exchange Act of 1934, as amended

32	Certifications of Principal Executive Officer and Chief Financial Officer Pursuant to 18 U. S. C. Section 1350

101.1	Interactive Data File

101.INS	XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

101.SCH	XBRL Schema Document

101.CAL	XBRL Calculation Linkbase Document

101.DEF	XBRL Definition Linkbase Document

101.LAB	XBRL Label Linkbase Document

101.PRE	XBRL Presentation Linkbase Document

104	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2025, formatted in Inline XBRL (included in Exhibit 101)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

GENCOR INDUSTRIES, INC.

/s/ Marc G. Elliott
Marc G. Elliott
President
(Principal Executive Officer)

August 8, 2025

/s/ Eric E. Mellen
Eric E. Mellen
Chief Financial Officer
(Principal Financial and Accounting Officer)

August 8, 2025