Form 10-K
period 2025-09-30
GENCOR INDUSTRIES INC
filed 2025-12-09
CIK 64472

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM
10 – K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended September 30, 2025

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act ☐ Yes ☒ No
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act  ☐ Yes ☒ No
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒ Yes ☐ No
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation
S-T
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to
§240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule
12b-2
of the Exchange Act). ☐ Yes ☒ No
State the aggregate market value of the voting and
non-voting
common equity held by
non-affiliates
computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter: $124,081,000.
Indicate the number of shares outstanding of each of the registrant’s classes of Common Stock, as of the latest practicable date. As of December 5, 2025:

Common Stock ($.10 par value):	12,338,845 shares
Class B Common Stock ($.10 par value):	2,318,857 shares

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s 2026 Proxy Statement for the Annual Meeting of the Stockholders (the “Proxy Statement”) are incorporated by reference into Part III hereof. Except with respect to information specifically incorporated by reference in this Form 10-K, the Proxy Statement is not deemed to be filed as a part hereof.

Introductory Note: Caution Concerning Forward-Looking Statements

This Annual Report on Form 10-K (this “Annual Report”) and the Company’s other communications and statements may contain certain “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), including statements about the Company’s beliefs, plans, objectives, goals, expectations, estimates, projections and intentions. These statements are subject to significant risks and uncertainties and are subject to change based on various factors, many of which are beyond the Company’s control. The Company’s actual results may differ materially from those set forth in the Company’s forward-looking statements depending on a variety of important factors, including the financial condition of the Company’s customers, changes in the economic and competitive environments, and demand for the Company’s products. In addition, the impact of (i) the U.S. government’s tariff announcements, (ii) the ongoing conflict between Russia and Ukraine, and (iii) the ongoing conflict between Israel and Hamas, including hostilities involving Iran, as well as actions taken by other countries, including the U.S., in response to such tariff announcements and conflicts, could result in a disruption in our supply chain and higher costs of our products. The words “may,” “could,” “should,” “would,” “believe,” “anticipate,” “estimate,” “expect,” “intend,” “plan,” “target,” “goal,” and similar expressions are intended to identify forward-looking statements.

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

Products

Asphalt Plants. The Company manufactures and produces hot-mix asphalt plants used in the production of asphalt paving materials. The Company also manufactures related asphalt plant equipment, including hot-mix storage silos, fabric filtration systems, cold feed bins and other plant components. The Company’s H&B (Hetherington and Berner) product line is the world’s oldest asphalt plant line, first manufactured in 1894. The Company’s subsidiary, Bituma Corporation, formerly known as Boeing Construction Company, developed the first continuous process for asphalt production. Gencor developed and patented the first counter flow drum mix technology, several adaptations of which have become the industry standard, which recaptures and burns emissions and vapors, resulting in a cleaner and more efficient process. The Company also manufactures batch plants.

Combustion Systems and Industrial Incinerators. The Company manufactures combustion systems, which are large burners that can transform most solid, liquid or gaseous fuels into usable energy, or burn multiple fuels, alternately or simultaneously. Through its subsidiary General Combustion, the Company has been a significant source of combustion systems for the asphalt and aggregate drying industries since the 1950’s. The Company also manufactures combustion systems for rotary dryers, kilns, fume and liquid incinerators and fuel heaters. The Company believes maintenance and fuel costs are lower for its burners due to their superior design.

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

Asphalt Pavers. The Company manufactures asphalt pavers under the Blaw-Knox brand. The Blaw-Knox brand dates back to 1917 when Blaw Collapsible Steel Centering Company merged with the Knox Pressed and Welded Steel Company. Blaw-Knox made its first road paving equipment in 1929. Blaw-Knox pavers are an industry leading, highway class pavers that deliver outstanding reliability and produce the highest quality rideable surfaces in the industry. Highways and roads paved with Blaw-Knox pavers continue to win industry awards for the highest quality highway pavements.

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

Competition

The markets for the Company’s products are highly competitive. The industry remains fairly concentrated, with a small number of companies competing in the markets of the majority of the Company’s product lines. The principal competitive factors include quality, price, delivery, availability, financing, and technological capabilities. The Company believes it manufactures the highest quality equipment in the industry. In addition, the Company believes that its products’ performance reliability, brand recognition, pricing, and after-the-sale technical support are other important factors that enable the Company to compete effectively.

Sales and Marketing

The Company’s products and services are marketed through Company-employed sales representatives and independent dealers.

Sales Backlog

The size of the Company’s backlog should not be viewed as an indicator of the Company’s quarterly or annualized revenues, due to the timing of order fulfillment of asphalt plants. The Company’s backlog was $23.6 million and $56.2 million as of December 1, 2025 and December 1, 2024, respectively.

Financial Information about Geographic Areas Reporting Segments

See Reporting Segments and Geographic Areas in Note 1 to the Consolidated Financial Statements.

Licenses, Patents and Trademarks

The Company holds patents on technology and applications related to various products, equipment and systems, and trademarks and trade names registered with the U.S. Patent and Trademark Office and in various foreign countries. In general, the Company depends upon technological capabilities, manufacturing quality control and application know-how, rather than patents or other proprietary rights in the conduct of its business.

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

Employees

As of September 30, 2025, the Company had 318 full-time employees. The Company has a collective bargaining agreement covering employees at its Marquette, Iowa facility. No other employees are represented by a labor union or collective bargaining agreement.

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

Rules adopted by the SEC pursuant to Section 404 of the Sarbanes-Oxley Act of 2002 require the Company to assess its internal control over financial reporting annually. The rules governing the standards that must be met for management to assess its internal control over financial reporting are complex. They require significant documentation, testing, and possible remediation of any significant deficiencies in and/or material weaknesses of internal controls in order to meet the detailed standards under these rules. Additionally, it is necessary for us to maintain effective internal control over financial reporting to prevent fraud and errors and to maintain effective disclosure controls and procedures so that we can provide timely and reliable financial and other information. A failure to maintain adequate internal controls may adversely affect the Company’s ability to provide financial statements that accurately reflect its financial condition and report information on a timely basis. The Company has evaluated its internal control over financial reporting and determined that it was not effective as of September 30, 2025 and that material weaknesses existed as of that date, and the Company has also concluded that its disclosure controls and procedures were not effective as of September 30, 2025 due to material weaknesses in its internal control over financial reporting. See Item 9A – Controls and Procedures – Management’s Annual Report on Internal Control over Financial Reporting.

As described in Item 9A—Controls and Procedures– Management’s Annual Report on Internal Control over Financial Reporting, the Company has begun, and will continue the process of remediating its identified material weaknesses. Management’s continuing evaluation and work to enhance the Company’s internal control over financial reporting has required and will continue to require the dedication of additional resources and management time and expense. If the Company fails to maintain the effectiveness of its internal controls, including any failure to implement new or improved controls, or if the Company experiences difficulties in their implementation, the Company’s business and operating results could be harmed, and the Company could fail to meet its financial reporting obligations, which in turn could affect the market price of the Company’s securities. In addition, perceptions of the Company among customers, lenders, investors, securities analysts and others could also be adversely affected. The current material weaknesses or any weaknesses or deficiencies identified in the future could also hurt confidence in the Company’s business and the accuracy and completeness of the Company’s financial statements, and adversely affect the Company’s ability to do business with these groups.

The Company can give no assurances that the remediation measures it has implemented and will begin implementing, or any future measures it may take, will remediate the material weaknesses identified or that any additional material weaknesses will not arise or be identified in the future due to the Company’s failure to implement and maintain effective internal control over financial reporting. In addition, even if the Company is successful in strengthening its controls and procedures, those controls and procedures may not be effective to prevent or identify irregularities or ensure the fair and accurate presentation of the Company’s financial statements included in its periodic reports filed with the SEC.

The business is affected by the cyclical nature of the markets it serves.

The demand for the Company’s products is dependent on general economic conditions and more specifically, federal and state funding for highways and roads. Adverse economic and political conditions may cause customers to forego or delay new purchases and rely more on repairing existing equipment, thus negatively impacting the Company’s sales and profits.

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

During the year ended September 30, 2025, no customer accounted for more than 10% of net revenue. During the year ended September 30, 2024, one customer accounted for 11.3% of net revenue. The loss of a relationship with a large customer, or a significant reduction in sales to any such customer, could adversely affect the Company’s revenues and, consequently, its business.

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

The Company’s marketable securities are comprised of cash and money funds, corporate bonds, exchange-traded funds, mutual funds, equities and government securities invested through a professional investment management firm and are subject to various risks, such as interest rates, markets, and credit.

The Company’s marketable securities are comprised of cash and money funds, corporate bonds, exchange-traded funds, mutual funds, equities and government securities invested through professional investment management firms and are subject to various risks, such as interest rate risk, market risk, and credit risk. Due to the level of risk associated with certain investment securities and the level of uncertainty related to changes in the value of securities, adverse developments with respect to interest rates, the capital markets or the credit markets could have a material adverse impact on the value of these investment securities and ultimately, the Company’s results of operations.

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

The Company holds patents covering technology and applications related to various products, equipment and systems, and trademarks and trade names registered with the U.S. Patent and Trademark Office and in various foreign countries. There can be no assurance as to the breadth or degree of protection that future patents or trademarks may afford the Company, or that any pending patent or trademark applications will result in issued patents or trademarks, or that the Company’s patents, registered trademarks or patent applications, if any, will be upheld if challenged, or that competitors will not develop similar or superior methods or products outside the protection of any patents issued, licensed or sublicensed to the Company. Although the Company believes that none of its technologies, products or trademarks infringe upon the patents, technologies, products or trademarks of others, it is possible that the Company’s trademarks or other rights may not be valid or that infringement of future patents, trademarks or proprietary rights may occur. In the event that the Company’s products are deemed to infringe upon the patent or proprietary rights of others, the Company could be required to modify the design of its products, change the name of its products or obtain a license for the use of certain technologies incorporated into its products. There can be no assurance that the Company would be able to do any of the foregoing in a timely manner, upon acceptable terms and conditions, or at all, and the failure to do so could have a material adverse effect on the Company. In addition, there can be no assurance that the Company will have the financial or other resources necessary to enforce or defend a patent, registered trademark or other proprietary right, and, if the Company’s products are deemed to infringe upon the patents, trademarks or other proprietary rights of others, the Company could become liable for damages, which could also have a material adverse effect on the Company.

The Company may be subject to substantial liability for its products.

The Company is engaged in a business that could expose it to possible liability claims for personal injury or property damage due to alleged design or manufacturing defects in its products. The Company believes that it meets existing professional specification standards recognized or required in the industries in which it operates, and there are no known material product liability claims pending against the Company as of the date hereof. Although the Company currently maintains product liability coverage, which it believes is adequate for the continued operation of its business, such insurance may prove inadequate or become difficult to obtain or unobtainable in the future on terms acceptable to the Company.

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

As tariffs are implemented, or if additional or increased tariffs or other restrictions are placed on foreign imports or any related counter-measures are taken by other countries, our business, financial condition, results of operations and cash flow could be harmed.

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

The Company faces competition in product performance, price and service. Some of the Company’s competitors have greater financial and marketing resources than the Company. If competition in the Company’s industry intensifies or if the current competitors enhance their products or lower their prices for competing products, the Company may lose sales or be required to lower the prices it charges for its products. This may reduce revenues from the Company’s products and services, lower its gross margins, or cause a loss in market share.

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

The Company’s quarterly operating results have varied significantly in the past and are likely to vary significantly from quarter to quarter in the future. As a result, the Company’s operating results may fall below the expectations of securities analysts and investors in some quarters, which could result in a decrease in the market price of its common stock. The reasons the Company’s quarterly results may fluctuate include:

•	General competitive and economic conditions;

•	Delays in, or uneven timing in, delivery of customer orders;

•	The seasonal nature of the industry;

•	The fluctuations in the market value of its securities portfolio;

•	The introduction of new products by the Company or its competitors;

•	Product supply shortages;

•	Reduced demand due to adverse weather conditions;

•	Expiration or renewal of federal highway programs;

•	Changes to federal, state or Canadian provincial programs; and

•	Tariffs.

Period-to-period comparisons of such items should not be relied on as indications of future performance.

The Company’s common stock has been, and likely will continue to be, subject to substantial price and volume fluctuations due to a number of factors, many of which will be beyond the Company’s control.

The market price of the Company’s common stock may be significantly affected by various factors, such as:

•	Quarterly variations in operating results;

•	Changes in revenue growth rates as a whole or for specific geographic areas or products;

•	Changes in earnings estimates by market analysts;

•	The announcement of new products or product enhancements by the Company or its competitors;

•	Speculation in the press or analyst community of potential acquisitions by the Company;

•	Significant deficiencies or material weaknesses identified during the audit; and

•	General market conditions or market conditions specific to particular industries.

Global, market and economic conditions may negatively impact our business, financial condition and share price.

Concerns over inflation, geopolitical issues and global financial markets have led to increased economic instability and expectations of slower economic growth. Our business may be adversely affected by any such economic instability or unpredictability. Sanctions and disruptions to the global economy may lead to additional inflation and may disrupt the global supply chain and could have a material adverse effect on our ability to secure supplies. Prolonged periods of inflation would likely increase our costs in the form of higher wages, and increased cost of supplies and equipment necessary to operate our business. Additionally, the armed conflict involving Hamas and Israel, as well as further escalation of tensions between Israel, the U.S., and various countries in the Middle East, including hostilities involving Iran, and North Africa, may cause increased inflation in energy and logistics costs and could further cause general economic conditions in the U.S. or abroad to deteriorate. There is a risk that one or more of our suppliers could be negatively affected by global economic instability, which could adversely affect our ability to operate efficiently and timely complete our operational goals. As of the date of issuance of this Annual Report, the Company’s operations have not been significantly impacted.

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

As reflected on the Company’s balance sheet at September 30, 2025, the Company owns a significant amount of marketable securities, which include cash, cash equivalents, government and corporate bonds, mutual funds, equities and exchange-traded funds. Section 3(a)(2) defines the term “investment securities”, as used in Section 3(a)(1)(C) to include all marketable securities except government securities and cash and cash equivalents. The value of the Company’s investment securities is below 40% of the value of its total assets (excluding government securities and cash items) at September 30, 2025.

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

We have been, and expect to continue to be, subject to cybersecurity attacks and other cybersecurity risks related to our business. To date, risks from cybersecurity threats have not materially affected our operations. We rely on the efficient and uninterrupted operation of our information systems and networks, including cloud-based and other third-party services, to obtain, rapidly process, analyze and manage data. Our systems and technologies, or those of third parties on which we rely, could fail or become unreliable due to equipment failures, software viruses, cyber threats, terrorist acts, natural disasters, power failures or other causes. Cybersecurity threats are evolving and include, but are not limited to, malicious software, cyber espionage, attempts to gain unauthorized access to our sensitive information, including that of our customers, suppliers, and subcontractors, and other electronic security breaches that could lead to disruptions in mission critical systems, unauthorized release of confidential or otherwise protected information, and corruption of data. Although we utilize various procedures and controls to monitor and mitigate these threats, there can be no assurance that these procedures and controls will be sufficient to prevent future security threats from materializing. If any of these events were to materialize, the costs related to cyber or other security threats or disruptions may have a material adverse effect on our operating results and financial condition.

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
We have been, and expect to continue to be, subject to cybersecurity attacks and other cybersecurity risks related to our business. To date, risks from cybersecurity threats have not materially affected our operations. We currently do not expect that the risks from cybersecurity threats are reasonably likely to materially affect us. However, as discussed further under “Item 1A – Risk Factors”, cyber threats continue to increase. Preventative actions we take to reduce the risk of cyber incidents and protect our systems and information may be insufficient. Accordingly, no matter how well designed or implemented our controls are, we will not be able to anticipate all security breaches of these types, including security threats that may result from third parties improperly employing artificial intelligence technologies, and we may not be able to implement effective preventive measures against such security breaches in a timely manner.
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

Our IT Manager has been with the Company for over a decade, and maintains various certifications in information technology and information security subjects. Our Chief Financial Officer holds a BS in Finance and Management and an MBA, has over 30 years of financial management experience, and has over 14 years of experience managing risks at the Company, including risks arising from cybersecurity threats.

ITEM 2	PROPERTIES
The following table lists the operating properties owned or leased by the Company as of September 30, 2025:

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

The Company made no repurchases of any of its equity securities during the quarter ended September 30, 2025.

As of September 30, 2025, there were 131 holders of common stock of record and 6 holders of Class B stock of record. The Company has not paid cash dividends during the last two fiscal years and has no intention to pay cash dividends in the foreseeable future.

EQUITY COMPENSATION PLANS

There were no equity compensation plans or arrangements previously approved by security holders as of September 30, 2025.

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

Results of Operations

Year ended September 30, 2025 compared with the year ended September 30, 2024

Net revenue for the year ended September 30, 2025 increased 2.0% to $115,437,000 from $113,166,000 for the year ended September 30, 2024. The net revenue increase was primarily driven by increased equipment sales recognized over time and increased parts and component sales, partially offset by a decrease in equipment sales recognized at a point in time. Net revenue for the fourth quarter of fiscal 2025 decreased 10.0% to $18,831,000 compared to $20,921,000 for the quarter ended September 30, 2024.

As a percent of sales, gross profit margins decreased slightly to 27.5% in fiscal 2025 as compared to 27.7% in fiscal 2024. In the fourth quarter of fiscal 2025, gross profit margin was 24.2% as compared to 25.6% in the fourth quarter of fiscal 2024.

Product engineering and development expense in fiscal 2025 decreased $555,000 to $2,758,000 from $3,313,000 in fiscal 2024 due to reduced headcount. Selling, general and administrative (“SG&A”) expenses in fiscal 2025 increased $610,000 to $14,937,000 from $14,327,000 in fiscal 2024. The increase in SG&A expenses was primarily due to professional fees and commissions on higher net revenue.

In fiscal 2025, the Company had operating income of $14,018,000 as compared to $13,687,000 in fiscal 2024 due to increased net revenue.

For the year ended September 30, 2025, the Company had net other income of $6,181,000 compared to $7,043,000 for the year ended September 30, 2024. Interest and dividend income, net of fees, was $4,373,000 for the year ended September 30, 2025 as compared to $3,435,000 for year ended September 30, 2024. The increase was primarily due to higher interest rates earned on increased cash balances and fixed income investments. Net realized and unrealized gains on marketable securities were $1,800,000 for the year ended September 30, 2025 as compared to $3,621,000 for the year ended September 30, 2024. The decrease in net realized and unrealized gains in fiscal 2025 was primarily the result of fluctuations in the market value of fixed income securities due to interest rate changes and a shift in purchasing slightly longer duration treasuries and corporate bonds in fiscal 2025.

The effective income tax rate for fiscal 2025 was 22.5% as compared to 29.8% in fiscal 2024. The higher income tax rate in fiscal 2024 was driven by increased reserves of $1.2 million for unrecognized tax benefits.

Net income for the year ended September 30, 2025 was $15,661,000, or $1.07 per diluted and basic share, versus $14,558,000, or $0.99 per diluted and basic share, for the year ended September 30, 2024.

Liquidity and Capital Resources

The Company generates capital resources through operations and returns from its investments. We believe these sources of capital will satisfy our liquidity needs in both the short and long term.

The Company had no long-term debt outstanding at September 30, 2025 or 2024. In April 2020, a financial institution issued an irrevocable standby letter of credit (“letter of credit”) on behalf of the Company for the benefit of one of the Company’s insurance carriers. The maximum amount that can be drawn by the beneficiary under the letter of credit is $150,000. The letter of credit expires in February 2026, unless terminated earlier, and can be extended, as provided by the agreement. The Company intends to renew the letter of credit for as long as the Company does business with the beneficiary insurance carrier. The letter is collateralized by restricted cash of the same amount on any outstanding drawings. To date, no amounts have been drawn under the letter of credit.

As of September 30, 2025, the Company had $26,587,000 in cash and cash equivalents, and $109,714,000 in marketable securities. The marketable securities are invested through a professional investment management firm. The securities may be liquidated at any time into cash and cash equivalents.

The Company’s backlog was $28.2 million at September 30, 2025 versus $72.2 million at September 30, 2024. The Company’s working capital was $197.7 million at September 30, 2025 versus $182.2 million at September 30, 2024.

Year ended September 30, 2025 compared with the year ended September 30, 2024

Cash flows provided by operations in fiscal 2025 were $3,068,000 primarily resulting from net income and reduced inventories, and partially offset by the transfer of $15,000,000 from the operating cash account to the investment portfolio in the third quarter of fiscal 2025. Contract assets increased $2,869,000 with the timing of inventory build and percentage of completion recognition on sales where revenue is recognized over time. The increase in marketable securities of $18,460,000 was due primarily to the transfer of $15,000,000 from the Company’s operating cash account to the investment portfolio during the quarter ended June 30, 2025. Inventories decreased by $10,259,000 primarily due to completion and shipment on several large contract orders where revenue is recognized at a point in time as well as increased parts sales coupled with reduced purchases as supplier lead times have come down, and increased allowances.

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

Cash flows used in investing activities for the years ended September 30, 2025 and September 30, 2024, were $1,963,000 and $840,000, respectively, and were primarily related to the capital expenditures for building improvements and manufacturing processing equipment.

Critical Accounting Policies, Estimates and Assumptions

The Company believes the following discussion addresses its most critical accounting policies, which are those that are most important to the portrayal of the Company’s financial condition and results of operations and require management’s most difficult, subjective, or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain. Accounting policies, in addition to the critical accounting policies referenced below, are presented in Note 1 to the Consolidated Financial Statements, “Accounting Pronouncements and Policies.” There were no changes to the accounting polices during the year ended September 30, 2025.

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

Revenues & Expenses

The Company accounts for revenues and related expenses under the provisions of ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606) (“ASU 2014-09”). Revenues from contracts with customers for the design, manufacture and sale of custom equipment are recognized over time when the performance obligation is satisfied by transferring control of the equipment. Control of the equipment transfers over time as the equipment is unique to the specific contract and thus does not create an asset with an alternative use to the Company. Revenues and related costs are recognized in proportion to actual labor costs incurred, as compared with total estimated labor costs expected to be incurred during the entire contract. All incremental costs related to obtaining a contract are expensed as incurred as the amortization period is less than one year. Changes to total estimated contract costs or losses, if any, are recognized in the period in which they are determined.

Contract assets (excluding accounts receivable) under contracts with customers represent revenue recognized in excess of amounts billed on equipment sales recognized over time. These contract assets were $12,208,000 and $9,339,000 at September 30, 2025 and 2024, respectively, and are included in current assets on the Company’s consolidated balance sheets. The Company anticipates that all of the contract assets at September 30, 2025, will be billed and collected within one year.

Revenues from all other contracts for the design and manufacture of equipment, for service and for parts sales, net of any discounts and return allowances, are recorded at a point in time when control of the goods or services has been transferred. Control of the goods or service typically transfers at time of shipment or upon completion of the service.

Payment for equipment under contract with customers is typically due prior to shipment. Payment for services under contract with customers is due as services are completed. Accounts receivable related to contracts with customers at September 30, 2025 and September 30, 2024 were $80,000 and $163,000, respectively.

Product warranty costs are estimated using historical experience and known issues and are charged to production costs as revenue is recognized.

Under certain contracts with customers, recognition of a portion of the consideration received may be deferred and recorded as a contract liability if the Company has to satisfy a future obligation, such as to provide installation assistance. There were no significant contract liabilities other than customer deposits at September 30, 2025 and September 30, 2024. Customer deposits related to contracts with customers were $3,889,000 and $5,018,000 at September 30, 2025 and 2024, respectively, and are included in current liabilities on the Company’s consolidated balance sheets.

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

Contractual Obligations

The Company had no long-term or short-term debt as of September 30, 2025 and there was no long-term debt facility in place at September 30, 2025.

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
Opinion on the Consolidated Financial Statements
We have audited the accompanying consolidated balance sheets of Gencor Industries, Inc. (the “Company”) as of September 30, 2025 and 2024, and the related consolidated statements of income, stockholders’ equity, and cash flows for each of the two years in the period ended September 30, 2025, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of September 30, 2025 and 2024, and the results of its operations and its cash flows for each of the two years in the period ended September 30, 2025, in conformity with accounting principles generally accepted in the United States of America.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Company’s internal control over financial reporting as of September 30, 2025, based on the criteria established in
Internal
Control
- Integrated
Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in 2013 and our report dated December 9, 2025 expressed an adverse opinion on the effectiveness of the Company’s internal control over financial reporting because of the existence of material weaknesses.
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
Allowance for Slow-Moving and Obsolete Inventories
As disclosed in Note 1 to the Company’s consolidated financial statements, the Company records an estimated
allowance for slow-moving and obsolete inventories to state the Company’s inventories at the lower of cost or net realizable value. The Company relies on, among other things, past usage, sales experience, recent order and quote activity, possible alternative uses, future sales forecasts, and its strategic business plan to develop the estimate. As a result of management’s assessment, the Company recorded an allowance for slow-moving and obsolete inventories of approximately $15,569,000 as of September 30, 2025.
Auditing management’s estimate of the allowance for slow-moving and obsolete inventories involved subjective evaluation and a high degree of auditor judgement due to significant assumptions involved in estimating future inventory turnover and sales.
The following are the primary procedures we performed to address this critical audit matter. We tested the accuracy and completeness of the underlying data used in calculating the inventory allowance, including testing of a sample of inventory usage transactions, and recomputed the allowance calculation. We also evaluated the Company’s ability to accurately estimate the assumptions used to develop the estimate by comparing historical allowance amounts to the history of actual inventory write-offs. Furthermore, we reviewed subsequent sales activity on items with partial reserves to assess the impact on the year-end allowance.
Revenue from Contracts with Customers Where Revenue is Recognized Over Time
As disclosed in Note 1 to the Company’s consolidated financial statements, the Company recognizes revenues from contracts with customers for the design, manufacture and sale of custom equipment, which is recognized over time. Revenues and costs are recognized in proportion to actual labor costs incurred, as compared with total estimated labor costs expected to be incurred, during the entire contract. Changes to total estimated contract costs or losses, if any, are recognized in the period in which they are determined. The Company recorded approximately $50,980,000 in revenue from custom equipment sales contracts during the year ended September 30, 2025.
Auditing management’s estimate of total estimated labor costs expected to be incurred for the entire contract with respect to incomplete contracts, and the percentage of completion on those contracts as of the end of the year involved subjective evaluation and a high degree of auditor judgement due to significant assumptions involved in estimating total labor costs necessary to complete.
The following are the primary procedures we performed to address this critical audit matter. We tested the accuracy and completeness of the underlying data used in calculating the percentage of completion on incomplete contracts, including review of contracts, change orders, and underlying labor and material costs, and recomputed the percentage of completion on individual contracts. We also evaluated the Company’s ability to accurately estimate the assumptions used to develop the estimate by comparing historical cost estimates to actual costs on completed contracts
.
We have served as Gencor Industries, Inc.’s auditor since 2025.
/s/ Berkowitz Pollack Brant Advisors + CPAs
BERKOWITZ POLLACK BRANT ADVISORS + CPA
S
PCAOB ID Number: 52
West Palm Beach, Florida
December
9
, 2025

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
ON INTERNAL CONTROL OVER
FINANCIAL
REPORTING
To the Board of Directors and Stockholders of
Gencor Industries, Inc.
Adverse Opinion on Internal Control over Financial Reporting
We have audited Gencor Industries, Inc.’s (the Company’s) internal control over financial reporting as of September 30, 2025, based on criteria established in
Internal Control—Integrated Framework (2013)
issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). In our opinion, because of the effects of the material weaknesses described in the following paragraph on the achievement of the objectives of the control criteria, the Company has not maintained effective internal control over financial reporting as of September 30, 2025 , based on criteria established in
Internal Control—Integrated Framework (2013)
issued by COSO.
A material weakness is a control deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. The following material weaknesses have been identified and included in management’s assessment:

•
Ineffective information technology general controls (“ITGC’s”), particularly such controls related to user access, program change management, and ineffective complementary user-organization controls, which limited management’s ability to rely on technology-dependent controls relevant to the Company’s consolidated financial statements. As a result, information technology-dependent manual and automated controls that rely on the affected ITGC’s including controls related to the period end close process, the review and approval process of journal entries, account reconciliations, and segregation of duties, were also ineffective.

•
Inadequate risk assessment, control activities, information and communication, and monitoring components of the Company’s internal control framework such that internal control weaknesses were not detected, communicated, addressed with mitigating control activities, or remediated on a timely basis.

These material weaknesses were considered in determining the nature, timing and extent of audit tests applied in our audit of the consolidated financial statements, and this report does not affect our report dated December 9, 2025 on those consolidated financial statements.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated balance sheets as of September 30, 2025 and 2024, and the related consolidated statements of income, stockholders’ equity, and cash flows of the Company for each of the two years in the period ended September 30, 2025, and our report dated December 9, 2025, expressed an unqualified opinion on those consolidated financial statements.
Basis
for Opinion
The Company’s management is responsible for maintaining effective internal control over financial reporting
, and for its
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
We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control over financial reporting based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.
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
West Palm Beach, Florida
December 9, 2025

Part I. Financial Information
GENCOR INDUSTRIES, INC.
Consolidated Balance Sheets
As of September 30, 2025 and 2024

	2025	2024
ASSETS
Current assets:
Cash and cash equivalents	$26,587,000	$25,482,000
Marketable securities at fair value (cost of $107,237,000 at September 30, 2025 and $88,777,000 at September 30, 2024)	109,714,000	89,927,000
Accounts receivable, less allowance for credit losses of $434,000 at September 30, 2025 and $390,000 at September 30, 2024	3,130,000	1,980,000
Contract assets	12,208,000	9,339,000
Inventories, net	53,503,000	63,762,000
Prepaid expenses	1,399,000	2,352,000

Total current assets	206,541,000	192,842,000

Property and equipment, net	11,079,000	11,472,000
Deferred income taxes	4,584,000	3,424,000
Other long-term assets	392,000	383,000

Total Assets	$222,596,000	$208,121,000

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,842,000	$2,001,000
Customer deposits	3,889,000	5,018,000
Accrued expenses	2,741,000	3,255,000
Current operating lease liabilities	339,000	330,000

Total current liabilities	8,811,000	10,604,000
Unrecognized tax benefits	1,983,000	1,376,000

Total liabilities	10,794,000	11,980,000

Commitments and contingencies
Shareholders’ equity:
Preferred stock, par value $.10 per share; 300,000 shares authorized; none issued	—	—
Common stock, par value $.10 per share; 15,000,000 shares authorized; 12,338,845 shares issued and outstanding at September 30, 2025 and 2024	1,234,000	1,234,000
Class B Common Stock, par value $.10 per share; 6,000,000 shares authorized; 2,318,857 shares issued and outstanding at September 30, 2025 and 2024	232,000	232,000
Capital in excess of par value	12,590,000	12,590,000
Retained earnings	197,746,000	182,085,000

Total shareholders’ equity	211,802,000	196,141,000

Total Liabilities and Shareholders’ Equity	$222,596,000	$208,121,000

See accompanying Notes to Consolidated Financial Statements

GENCOR INDUSTRIES, INC.
Consolidated Income Statements
For the Years Ended September 30, 2025 and 2024

	2025	2024
Net revenue	$115,437,000	$113,166,000
Cost of goods sold	83,724,000	81,839,000

Gross profit	31,713,000	31,327,000
Operating expenses:
Product engineering and development	2,758,000	3,313,000
Selling, general and administrative	14,937,000	14,327,000

Total operating expenses	17,695,000	17,640,000

Operating income	14,018,000	13,687,000
Other income (expense), net:
Interest and dividend income, net of fees	4,373,000	3,435,000
Realized and unrealized gains (losses) on marketable securities, net	1,800,000	3,621,000
Other	8,000	(13,000)

	6,181,000	7,043,000

Income before income tax expense	20,199,000	20,730,000
Income tax expense	4,538,000	6,172,000

Net income	$15,661,000	$14,558,000

Net income per common share – basic and diluted	$1.07	$0.99

See accompanying Notes to Consolidated Financial Statements

GENCOR INDUSTRIES, INC.
Consolidated Statements of Shareholders’ Equity
For the Years Ended September 30, 2025 and 2024

	Common Stock		Class B Common Stock		Capital in Excess of	Retained	Total Shareholders’
	Shares	Amount	Shares	Amount	Par Value	Earnings	Equity
September 30, 2023	12,338,845	$1,234,000	2,318,857	$232,000	$12,590,000	$167,527,000	$181,583,000
Net income	—	—	—	—	—	14,558,000	14,558,000

September 30, 2024	12,338,845	$1,234,000	2,318,857	$232,000	$12,590,000	$182,085,000	$196,141,000
Net income	—	—	—	—	—	15,661,000	15,661,000

September 30, 2025	12,338,845	$1,234,000	2,318,857	$232,000	$12,590,000	$197,746,000	$211,802,000

See accompanying Notes to Consolidated Financial Statements

GENCOR INDUSTRIES, INC.
Consolidated Statements of Cash Flows
For the Years Ended September 30, 2025 and 2024

	2025	2024
Cash flows from operating activities:
Net income	$15,661,000	$14,558,000
Adjustments to reconcile net income to net cash provided by operating activities:
Unrealized gain on marketable securities	(1,327,000)	(2,412,000)
Deferred income taxes	(1,160,000)	(81,000)
Unrecognized tax benefits	607,000	1,200,000
Depreciation and amortization	2,356,000	2,602,000
Provision for credit losses	50,000	—
Loss on disposal of assets	—	12,000
Changes in operating assets and liabilities:
Accounts receivable	(1,200,000)	487,000
Contract assets	(2,869,000)	(7,831,000)
Marketable securities	(18,460,000)	(3,263,000)
Inventories	10,259,000	7,765,000
Prepaid expenses	953,000	(183,000)
Accounts payable	(159,000)	(1,268,000)
Customer deposits	(1,129,000)	(1,797,000)
Accrued expenses and other	(514,000)	(498,000)

Total adjustments	(12,593,000)	(5,267,000)

Net cash provided by operating activities	3,068,000	9,291,000

Cash flows used in investing activities:
Capital expenditures	(1,963,000)	(840,000)

Cash used in investing activities	(1,963,000)	(840,000)

Net increase in cash and cash equivalents	1,105,000	8,451,000
Cash and cash equivalents at:
Beginning of year	25,482,000	17,031,000

End of year	$26,587,000	$25,482,000

Non-cash investing and financing activities:
Right-of-use assets obtained in exchange for operating lease liabilities	$370,000	$361,000
See accompanying Notes to Consolidated Financial Statements

GENCOR INDUSTRIES, INC.
Notes to Consolidated Financial Statements
For the Years Ended September 30, 2025 and 2024
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
Recent Accounting Pronouncements
In November 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”)
2023-07,
 Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures
(“ASU
2023-07”)
, to enhance disclosures about significant segment expenses for public entities reporting segment information under Accounting Standards Codification (“ASC”),
Segment Reporting (Topic 280)
(“ASC Topic 280”). The amendments require public entities to disclose significant expense categories for each reportable segment, other segment items, the title and position of the chief operating decision-maker, and interim disclosures of certain segment-related information previously required only on an annual basis. The amendments clarify that entities reporting single segments must disclose both the new and existing segment disclosures under ASC Topic 280, and a public entity is permitted to disclose multiple measures of segment profit or loss if certain criteria are met. ASU
2023-07
is effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024. Early adoption is permitted. The Company adopted ASU
2023-07
during the year ended September 30, 2025. The adoption of this standard impacted footnote disclosures but did not have a material impact on the Company’s consolidated financial statements. Refer to Notes 1 and 12 to the consolidated financial statements for required disclosures.
In December 2023, the FASB issued ASU
2023-09,
 Income Taxes (Topic 740): Improvements to Income Tax Disclosures
(“ASU
2023-09”),
to enhance transparency into income tax disclosures. The amendments require annual disclosure of certain information relating to the rate reconciliation, income taxes paid by jurisdiction, income (or loss) from continuing operations before income tax expense (or benefit) disaggregated between domestic and foreign, income tax expense (or benefit) from continuing operations disaggregated by federal (national), state, and foreign jurisdictions. The amendments also eliminate certain requirements relating to unrecognized tax benefits and certain deferred tax disclosure relating to subsidiaries and corporate joint ventures. ASU
2023-09
is effective for fiscal years beginning after December 15, 2024, and interim periods within fiscal years beginning after December 15, 2025. Early adoption is permitted. The Company is currently evaluating the impact of ASU
2023-09
on its consolidated financial statements and related disclosures.
In November 2024, the FASB issued ASU
2024-03,
 Income Statement—Reporting Comprehensive Income—Expense Disaggregation
Disclosures
(“ASU
2024-03”),
which requires entities to (i) disclose amounts of (a) purchase of inventory, (b) employee compensation, (c) depreciation, (d) intangible asset amortization, and, (e) depreciation, depletion, and amortization recognized as part of oil-and
gas-producing
activities, (ii) include certain amounts that are already required to be disclosed under current GAAP in the same disclosures as other disaggregation requirements, (iii) disclose a qualitative description of the amounts remaining in relevant expense captions that are not necessarily disaggregated quantitatively, and (iv) disclose the total amount of selling expenses, in annual reporting periods, and an entity’s definition of selling expense. ASU
2024-03 is
effective for annual reporting periods beginning after December 15, 2026 and interim reporting periods beginning after December 15, 2027. Early adoption is permitted.

The Company is currently evaluating the impact of ASU
2024-03 on
its consolidated financial statements and related disclosures.
In July 2025, the FASB issued ASU
2025-05,
Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses for Accounts Receivable and Contract Assets
(“ASU
2025-05”).
ASU
2025-05
amends ASC,
Financial Instruments – Credit Losses (Topic 326)
(“ASC Topic 326”) to simplify how entities measure credit losses for current accounts receivable and current contract assets arising from transactions accounted for under ASC,
Revenue from Contracts with Customers (Topic 606)
(“ASC Topic 606”). This update allows entities to assume that current conditions as of the balance sheet date will remain unchanged for the remaining life of the asset when estimating expected credit losses. ASU
2025-05
is effective for interim and annual periods beginning after December 15, 2025. Early adoption is permitted. The Company adopted ASU
2025-05
during the fourth quarter of fiscal 2025 by electing the practical expedient under ASU
2025-05
for estimating expected credit losses on current accounts receivable and current contract assets. As a result, the Company assumes that current conditions as of September 30, 2025, will remain unchanged for the remaining life of these assets. The adoption of this standard did not have a material impact on the Company’s consolidated financial statements.
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
Net Income per Share
The consolidated financial statements include basic and diluted net income per common share information. Basic net income per common share is based on the weighted-average number of shares outstanding. Diluted net income per common share is based on the sum of the weighted-average number of shares outstanding plus common stock equivalents. The weighted-average number of shares outstanding includes both common stock and Class B common stock. There were no equity compensation plans and arrangements previously approved by security holders as of September 30, 2025 and 2024 and there are no common stock equivalents as of September 30, 2025 and September 30, 2024.
The following presents the calculation of the basic and diluted net income per common share for the years ended September 30, 2025 and 2024:

	2025	2024
Net Income	$15,661,000	$14,558,000
Weighted average common shares outstanding – basic and diluted	14,658,000	14,658,000

Net income per common share – basic and diluted	$1.07	$0.99

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
The following table sets forth by level, within the fair value hierarchy, the Company’s assets measured at fair value as of September 30, 2025:

	Fair Value Measurements
	Level 1	Level 2	Level 3	Total
Equities	$4,766,000	$—	$—	$4,766,000
Mutual funds	2,098,000	—	—	2,098,000
Exchange-Traded Funds	8,542,000	—	—	8,542,000
Corporate Bonds	—	31,587,000	—	31,587,000
Government Securities	62,462,000	—	—	62,462,000
Cash and Money Funds	259,000	—	—	259,000

Total	$78,127,000	$31,587,000	$—	$109,714,000

Net unrealized gains and losses reported during fiscal 2025 on trading securities still held as of September 30, 2025, were $1,327,000. There were no transfers of investments between Level 1 and Level 2 during the year ended September 30, 2025. During the quarter ended June 30, 2025, $15,000,000 was transferred from the Company’s operating cash account to the investment portfolio.

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
Foreign Currency Transactions
Gains and losses resulting from foreign currency transactions are included in income and were not significant during the years ended September 30, 2025 and 2024.
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
The Company’s customers are not concentrated in any specific geographic region, but are concentrated primarily in the road and highway construction industry. The Company extends limited credit on parts sales to its customers based upon their credit-worthiness. Generally, the Company requires a significant up-front
deposit before beginning manufacturing on complete asphalt plant and component orders, and requires full payment subject to hold-back provisions prior to shipment. The Company establishes an allowance for credit losses based upon the credit risk of specific customers, historical trends, and other pertinent information.
Inventories
Inventories are valued at the lower of cost or net realizable value, with cost being determined under the First In, First Out (“FIFO”) method and net realizable value defined as the estimated selling price of goods less reasonable costs of completion and delivery. Appropriate consideration is given to obsolescence, excessive levels, physical deterioration, possible alternative uses and other factors in determining net realizable value. The cost of work in process and finished goods includes materials, direct labor, variable costs and overhead. The Company evaluates the need to record inventory adjustments on all inventories, including raw materials, work in process, finished goods, spare parts and used equipment. Used equipment acquired by the Company on trade-in
from customers is carried at estimated net realizable value. Unless specific circumstances warrant different treatment regarding inventory obsolescence, an allowance is established to reduce the cost basis of inventories three
to four years old by 50%, the cost basis of inventories
four
to five years old by 75%, and the cost basis of inventories greater than five years old to zero. Inventory is typically reviewed for obsolescence on an annual basis computed as of September 30, the Company’s fiscal year end. If significant known changes in trends, technology or other specific circumstances that warrant consideration occur during the year, then the impact on obsolescence is considered at that time.

Changes in the allowance for slow-moving and obsolete inventories for the years ended September 30, 2025 and 2024 consisted of the following:

	2025	2024
Balance, beginning of year	$13,331,000	$9,813,000
Charged to cost of sales	2,664,000	3,834,000
Disposal of inventory, net of recoveries	(426,000)	(316,000)

Balance, end of year	$15,569,000	$13,331,000

Property and Equipment
Property and equipment are stated at cost (see Note 4). Depreciation of property and equipment is computed using the straight-line method over the estimated useful lives of the related assets, as follows:

Years
Land improvements	15
Buildings and improvements	6-40
Equipment	2-10
Impairments
Property and equipment, and intangible assets subject to amortization, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset (or asset group) may not be recoverable. An impairment loss would be recognized when the carrying amount of an asset exceeds the estimated undiscounted cash flows expected to result from the use of the asset and its eventual disposition. The amount of the impairment loss to be recorded is calculated by the excess of the asset’s carrying value over its fair value. Fair value is generally determined using a discounted cash flow analysis. No such impairment losses were recorded during the years ended September 30, 2025 and 2024.
Revenues and Expenses
The Company accounts for revenues and related expenses under the provisions of ASU
2014-09,
Revenue from Contracts with Customers (Topic 606)
(“ASU
2014-09”).
The following table disaggregates the Company’s net revenue by major source for the years ended September 30, 2025 and 2024:

	2025	2024
Equipment sales recognized over time	$50,980,000	$45,786,000
Equipment sales recognized at a point in time	30,715,000	34,798,000
Parts and component sales	27,016,000	26,456,000
Freight revenue	5,591,000	5,172,000
Other	1,135,000	954,000

Net revenue	$115,437,000	$113,166,000

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

Contract assets (excluding accounts receivable) under contracts with customers represent revenue recognized in excess of amounts billed on equipment sales recognized over time. These contract assets were $12,208,000 and $9,339,000 at September 30, 2025 and 2024, respectively, and are included in current assets on the Company’s consolidated balance sheets. The Company anticipates that all of the contract assets at September 30, 2025 will be billed and collected within one year.
Revenues from all other contracts for the design and manufacture of equipment, for service and for parts sales, net of any discounts and return allowances, are recorded at a point in time when control of the goods or services has been transferred. Control of the goods or service typically transfers at time of shipment or upon completion of the service.
Payment for equipment under contract with customers is typically due prior to shipment. Payment for services under contract with customers is due as services are completed. Accounts receivable related to contracts with customers for equipment sales were $80,000 and $163,000 at September 30, 2025 and September 30, 2024, respectively.
Product warranty costs are estimated using historical experience and known issues and are charged to production costs as revenue is recognized.
Changes in the accrual for warranty and related costs for the years ended September 30, 2025 and 2024 consisted of the following:

	2025	2024
Balance, beginning of year	$323,000	$366,000
Warranties issued	300,000	287,000
Warranties settled	(308,000)	(330,000)

Balance, end of year	$315,000	$323,000

Provisions for estimated returns and allowances, and other adjustments are provided for in the same period the related sales are recorded. Returns and allowances, which reduce product revenue, are estimated using historical experience.
Under certain contracts with customers, recognition of a portion of the consideration received may be deferred and recorded as a contract liability if the Company has to satisfy a future obligation, such as to provide installation assistance. There were no contract liabilities other than customer deposits at September 30, 2025 and 2024. Customer deposits related to contracts with customers were $3,889,000 and $5,018,000 at September 30, 2025 and 2024, respectively, and are included in current liabilities on the Company’s consolidated balance sheets.
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

Changes in the allowance for credit losses for the years ended September 30, 2025 and 2024 consisted of the following:

	2025	2024
Balance, beginning of year	$390,000	$545,000
Provision for credit losses	50,000	—
Provision for estimated returns and allowances	395,000	155,000
Uncollectible accounts written off	(63,000)	(20,000)
Returns and allowances issued	(338,000	(290,000)

Balance, end of year	$434,000	$390,000

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
Deferred tax assets and liabilities are measured using the rates expected to apply to taxable income in the years in which the temporary differences are expected to reverse and the credits are expected to be used. The effect on deferred tax assets and liabilities of the change in tax rates is recognized in income in the period that includes the enactment date. All available evidence, both positive and negative, is considered to determine whether, based on the weight of that evidence, the Company is more likely than not to realize the benefit of a deferred tax asset and whether a valuation allowance is needed for some portion or all of a deferred tax asset. No such valuation allowances were recorded as of September 30, 2025 and 2024.
The Company’s income tax provision is based on management’s estimate of the effective tax rate for the full year. The tax provision in any period will be affected by, among other things, permanent, as well as temporary differences in the deductibility of certain items, in addition to changes in tax legislation. As a result, the Company may experience significant fluctuations in the effective book tax rate (that is, its tax expense divided by pre-tax
book income) from period to period. The Company’s effective tax rates for fiscal 2025 and 2024 reflect the impact of the reduced rates under the U.S. Tax Cuts and Jobs Act which was signed into law on December 22, 2017.
On July 4, 2025, the One Big Beautiful Bill Act (“OBBBA”) was enacted into law. The OBBBA makes permanent key elements of the Tax Cuts and Jobs Act, including 100% bonus depreciation, domestic research cost expensing and the business interest expense limitation. The legislation has multiple effective dates, with certain provisions effective in 2025 and others implemented after. The legislation did not have a material impact on our fiscal 2025 effective tax rate or consolidated financial statements and is not expected to have a material impact in fiscal 2026. We continue to review the OBBBA tax provisions to assess impacts to the consolidated financial statements.
Comprehensive Income
For the years ended September 30, 2025 and 2024, other comprehensive income is equal to net income.
Reporting Segments and Geographic Areas
The Company has one reporting segment, equipment for the highway construction industry. Based on evaluation of the criteria of ASC Topic 280 including the nature of products and services, the nature of the production processes, the type of customers and the methods used to distribute products and services, the Company determined that its operating segments meet the requirements for aggregation. The chief operating decision maker (“CODM”), who is the Company’s President, measures financial performance as a single enterprise and allocates resources across the Company to maximize profitability, and not on geography, legal entity, or end market basis. The Company designs, manufactures and sells asphalt plants and pavers, combustion systems and fluid heat transfer systems, for the highway construction industry and environmental and petrochemical markets. The Company’s products are manufactured at three facilities in the United States. The Company also services and sells spare parts for its equipment.

For fiscal 2025 and 2024, total long-term assets of $16,055,000 and $15,279,000, respectively, were attributed to the United States. Net revenue is attributed to geographic areas based on the final destination of products shipped. Net revenue by geographic location for fiscal 2025 and 2024 is as follows:

	September 30,
	2025	2024
United States	$103,101,000	$97,627,000
Canada	12,166,000	12,607,000
All other foreign countries	170,000	2,932,000

Net revenue	$115,437,000	$113,166,000

Customers with 10% (or greater) of Net Revenues
For the year ended September 30, 2025, no customer accounted for 10.0% or more of net revenue. One customer accounted for 11.3% of net revenue for the year ended September 30, 2024.
Subsequent Events
Management has evaluated events occurring from September 30, 2025 through the date these consolidated financial statements were filed with the
Securities and Exchange Commission for proper recording and disclosure herein. The Company did not identify any subsequent events that would have required adjustment to or disclosure in the consolidated financial statements.
NOTE 2 – INVENTORIES
Inventories are valued at the lower of cost or net realizable value.
Net inventories as of September 30, 2025 and 2024 consisted of the following:

	September 30,
	2025	2024
Raw materials	$28,010,000	$32,631,000
Work in process	11,731,000	18,740,000
Finished goods	13,762,000	12,391,000

Inventories, net	$53,503,000	$63,762,000

Slow-moving and obsolete inventory reserves were $15,569,000 and $13,331,000 at September 30, 2025 and 2024, respectively.
NOTE 3 – CONTRACT ASSETS
Contract assets reflect costs and estimated earnings in excess of billings on uncompleted contracts and consisted of the following as of September 30, 2025 and 2024:

	September 30,
	2025	2024
Costs incurred on uncompleted contracts	$17,360,000	$14,508,000
Estimated earnings	5,926,000	6,977,000

	23,286,000	21,485,000
Billings to date	11,078,000	12,146,000

Contract assets	$12,208,000	$9,339,000

NOTE 4 - PROPERTY AND EQUIPMENT
Property and equipment as of September 30, 2025 and 2024 consisted of the following:

	September 30,
	2025	2024
Land and improvements	$3,605,000	$3,425,000
Buildings and improvements	16,668,000	15,236,000
Equipment	27,151,000	26,987,000

	47,424,000	45,648,000
Less: Accumulated depreciation and amortization	(36,345,000)	(34,176,000)

Property and equipment, net	$11,079,000	$11,472,000

Property and equipment at September
3
0, 2025 and September 30, 2024 includes approximately $25,187,000 and $23,365,000, respectively, of fully depreciated assets which remained in service during fiscal 2025 and 2024. Also, included in property and equipment as of September 30, 2025 and 2024 is approximately $2,842,000 and $1,327,000, respectively, of assets not yet placed in operation and, therefore, not subject to depreciation during the years ended September 30, 2025 and 2024, respectively.
NOTE 5 - ACCRUED EXPENSES
Accrued expenses as of September 30, 2025 and 2024 consisted of the following:

	September 30,
	2025	2024
Payroll and related accruals	$1,846,000	$1,776,000
Warranty and related accruals	315,000	323,000
Property tax accruals	304,000	269,000
Accrued income taxes	140,000	—
Professional fees	108,000	790,000
Other	28,000	97,000

Accrued expenses	$2,741,000	$3,255,000

NOTE 6 - INCOME TAXES
The provision for income tax expense as of September 30, 2025 and 2024 consisted of the following:

	Year Ended September 30,
	2025	2024
Current:
Federal	$4,645,000	$4,718,000
State	446,000	335,000

Total current	5,091,000	5,053,000

Deferred:
Federal	(442,000)	609,000
State	(111,000)	510,000

Total deferred	(553,000)	1,119,000

Income tax expense	$4,538,000	$6,172,000

A reconciliation of the federal statutory tax rate to the total tax provision is as follows:

	Year Ended September 30,
	2025	2024
Federal income taxes computed at the statutory rate	21.0%	21.0%
State income taxes, net of federal benefit	1.2%	1.2%
Unrecognized tax benefits	3.0%	5.8%
Research and development tax credit	(1.8%)	—
Foreign-derived intangible income deduction	(1.0%)	(0.3%)
Other, net	0.1%	2.1%

Effective income tax rate	22.5%	29.8%

Deferred income tax assets and liabilities as of September 30, 2025 and 2024 consisted of the following:

	September 30,
	2025	2024
Deferred Tax Assets:
Accrued liabilities and reserves	$1,347,000	$494,000
Allowance for credit losses	97,000	86,000
Inventory	4,942,000	4,700,000
Net operating losses carryforwards	23,000	20,000

Gross Deferred Income Tax Assets	6,409,000	5,300,000

Deferred and Other Tax Liabilities:
Unrealized gain on investments	(534,000)	(233,000)
Property and equipment	(1,291,000)	(1,643,000)

Gross Deferred and Other Income Tax Liabilities	(1,825,000)	(1,876,000)

Net Deferred and Other Income Tax Assets	$4,584,000	$3,424,000

Total income taxes paid in fiscal 2025 and 2024 were $4,076,000 and $7,860,000, respectively.
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
Significant judgment is required in evaluating the Company’s uncertain tax position and determining the Company’s provision for taxes. Although the Company believes the reserves of unrecognized tax benefits (“UTBs”) are reasonable, no assurance can be given that the final outcome of these matters will not be different from that which is reflected in the Company’s historical income tax provision and accruals. The Company adjusts these reserves in light of changing facts and circumstances. As of September 30, 2025 and 2024, the Company had UTBs of $1,983,000 and $1,376,000, respectively. The Company accrued $607,000 of UTB’s in the year ended September 30, 2025. The Company accrued $1,200,000 of UTB’s in the year ended September 30, 2024.

A reconciliation of the beginning and ending amount of our unrecognized tax benefits for the years ended September 30, 2025 and 2024 is as follows:

	2025	2024
Balance, beginning of year	$1,376,000	$176,000
Additions based on tax positions related to the current year	612,000	454,000
Additions (reductions) based on tax positions of prior years	(5,000)	746,000

Balance, end of year	$1,983,000	$1,376,000

The Company recognizes interest and penalties accrued related to UTBs as a component of income tax expense. There were no additional accruals of interest expense nor penalties of significance during fiscal years ended September 30, 2025 and 2024. It is reasonably possible that the amount of the UTBs with respect to certain unrecognized tax positions will increase or decrease during the next 12 months. The Company does not expect the change to have a material effect on its results of operations or its financial position. The only expected potential reason for change would be the ultimate results stemming from any examinations by taxing authorities. If recognized, the entire amount of UTBs would have an impact on the Company’s effective income tax rate.
The effective income tax rate for fiscal 2025 was 22.5% versus 29.8% in fiscal 2024.
In fiscal 2025, the Company generated $354,000 of federal research and development tax credits (“R&D Credits”), all of which were used in fiscal 2025. There were no R&D Credits generated in fiscal 2024 and there were no carryforwards of R&D Credits as of September 30, 2025 or September 30, 2024.
The Company files U.S. federal income tax returns, as well as income tax returns in multiple state jurisdictions. No income tax returns are currently under examination by taxing authorities The Company’s U.S. federal income tax returns filed for tax years prior to fiscal year ended September 30, 2022 are generally no longer subject to examination by taxing authorities due to the expiration of the statute of limitations. With a few exceptions, the Company is no longer subject to state and local income tax examinations for periods prior to fiscal 2021.
NOTE 7 - RETIREMENT BENEFITS
The Company has a voluntary 401(k) employee benefit plan, which covers all eligible, domestic employees. The Company makes discretionary matching contributions subject to a maximum level, in accordance with the terms of the plan. The Company charged approximately $359,000 and $373,000 to expense under the provisions of the plan during the years ended September 30, 2025 and 2024, respectively.
NOTE 8 - LONG-TERM DEBT AND ARRANGEMENTS WITH FINANCIAL INSTITUTIONS
The Company had no long-term debt outstanding at September 30, 2025 or 2024. The Company does not currently require a credit facility.
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
NOTE 9 - LEASES
The Company leases certain equipment under
non-cancelable
operating leases. Future minimum rental payments under these leases at September 30, 2025 are immaterial. Total rental expense for the fiscal years ended September 30, 2025 and 2024 was $64,000 and $47,000, respectively.

On August 28, 2020, the Company entered into a three-year operating lease for property related to the manufacturing and warehousing. The lease term was for the period beginning on September 1, 2020 through August 31, 2023. In accordance with ASU
2016-02,
Leases (Topic 842),
(“ASU
2016-02”)
the Company recorded a
right-of-use
(“ROU”) asset totaling $970,000 and related lease liabilities at inception. In March 2023, the Company extended the lease term through August 31, 2024. In accordance with ASU
2016-02,
the Company recorded a ROU asset totaling $352,000 and related lease liabilities upon extension. In March 2024, the Company extended the lease term through August 31, 2025. In accordance with ASU
2016-02,
the Company recorded a ROU asset totaling $361,000 and related lease liabilities upon extension. In March 2025, the Company extended the lease term through
August 31, 2026
. In accordance with ASU
2016-02,
the Company recorded a ROU asset totaling $370,000 and related lease liabilities upon extension.
For the year ended September 30, 2025, operating lease costs were $449,000 and cash payments related to these operating leases were $418,000. For the year ended September 30, 2024, operating lease costs were $432,000 and cash payments related to these operating leases were $463,000.
Other information concerning the Company’s operating lease accounted for under ASC 842 guidelines as of September 30, 2025 and September 30, 2024, is as follows:

	September 30, 2025	September 30, 2024
Operating lease ROU asset included in other long-term assets	$339,000	$330,000
Current operating lease liability	$339,000	330,000
Weighted average remaining lease term (in years)	0.92	0.92
Weighted average discount rate used in calculating ROU asset	4.5%	5.0%
Future annual minimum lease payments as of September 30, 2025 are as follows:

Fiscal Year	Annual Lease Payments
2026	$347,000
Less interest	(8,000)

Present value of lease liabilities	$339,000

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
NOTE 11 – SHAREHOLDERS’ EQUITY AND STOCK-BASED COMPENSATION
Shareholders’ Equity
Under the Company’s Certificate of Incorporation, as amended, certain rights of the holders of the Company’s common stock are modified by shares of Class B common stock for as long as such shares shall remain outstanding. During that period, holders of common stock will have the right to elect approximately 25% of the Company’s Board of Directors, and conversely, holders of Class B common stock will be entitled to elect approximately 75% of the Company’s Board of Directors. During the period when shares of common stock and Class B common stock are outstanding, certain matters submitted to a vote of shareholders will also require approval of the holders of common stock and Class B common stock, each voting separately as a class. Common stock and Class B common stock shareholders have equal rights with respect to dividends, preferences, and rights, including rights in liquidation.

Stock-Based Compensation
There were no equity compensation plans and arrangements previously approved by security holders as of September 30, 2025 and 2024.
NOTE 12 – SEGMENT INFORMATION
The Company conducts business as a single operating segment which is based upon the Company’s organizational and management structure, as well as information used by the CODM to allocate resources and other factors. The accounting policies of the segment are the same as those described in Note 1.
The key measure of segment profitability that the CODM uses to allocate resources and assess performance is consolidated net income, as reported on the consolidated income statements. The CODM utilizes consolidated net income, as well as net revenues and gross profit, and compares actual results to forecasted amounts. These segment (and consolidated) measures of profitability are shown in the consolidated income statements.
Asset information provided to the CODM is consistent with that reported on the consolidated balance sheets with particular emphasis on the Company’s available liquidity, including its cash and cash equivalents, marketable securities and inventory, reduced by current liabilities. Information relating to the Company’s products and services and geographical distribution of revenues is disclosed in Note 1.

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
In order to determine if the Company’s internal control over financial reporting is effective, management regularly assesses such controls and did so most recently as of September 30, 2025. This assessment was based on criteria for effective internal control over financial reporting described in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management concluded that our internal control over financial reporting was not effective as of September 30, 2025 due to the material weaknesses in the Company’s internal control over financial reporting as described below. Management reviewed the results of this assessment with our Audit Committee.
Management identified the following material weaknesses in internal control over financial reporting as of September 30, 2025:

•
Ineffective information technology general controls (ITGCs), particularly as such controls related to user access, program change management, and ineffective complementary user-organization controls, which limited management’s ability to rely on technology-dependent controls relevant to the preparation of the Company’s consolidated financial statements. As a result, information technology-dependent manual and automated controls that rely on the affected ITGCs, or information from the information technology systems with affected ITGCs, the period end close process, including over the review and approval process of journal entries, account reconciliations, and segregation of duties, were also ineffective.

•
Inadequate risk assessment, control activities, information and communication, and monitoring components of the Company’s internal control framework such that internal control weaknesses were not detected, communicated, addressed with mitigating control activities, or remediated on a timely basis.

Remediation of Previously Reported Material Weaknesses
As previously reported in Part II, Item 9A. “Controls and Procedures” of our Annual Report on Form 10-K for the year ended September 30, 2024, in connection with our assessment of the effectiveness of internal control over financial reporting as of September 30, 2024, management identified certain additional material weaknesses in internal control over financial reporting which were successfully remediated during fiscal 2025. These control deficiencies related to:

•	ITGC as such controls relate to security.

•	Ineffective design, implementation, and operation of controls over key third party service provider System and Organizational Controls reports.

•	Inadequate documentation and design of controls related to various key financial statement accounts and assertions.
In remediating these material weaknesses in internal control over financial reporting, management enhanced its control documentation and implemented additional review and reconciliation controls to support the previously un-remediated material weaknesses in internal control over financial reporting.
Management’s Plan of Remediation
Management, with oversight by our Audit Committee, is actively engaged in the planning for, and implementation of remediation efforts to address the ongoing material weaknesses described above and to improve our internal control over financial reporting.
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
Attestation Report of the Independent Registered Public Accounting Firm
The conclusion regarding the effectiveness of the Company’s internal control over financial reporting as of September 30, 2025 has been audited by Berkowitz Pollack Brant Advisors + CPAs, an independent registered public accounting firm, as stated in their report which appears in Item 8 under the heading “Report of Independent Registered Public Accounting Firm on Internal Control over Financial Reporting.”
Changes in Internal Control over Financial Reporting
The Company’s management, including the President and Chief Financial Officer, has reviewed the Company’s internal control over financial reporting. Except for the changes in the internal controls to remediate material weaknesses and other changes as part of our plans to improve our internal controls over financial reporting as discussed above, there were no changes in the Company’s internal control over financial reporting during the year ended September 30, 2025 that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting. However, as noted above, we will be continuing to implement changes to our internal control over financial reporting to address the material weaknesses described above.

ITEM 9B	OTHER INFORMATION
During the three months ended September 30, 2025, none of the Company’s directors or officers adopted, modified or terminated a Rule
10b5-1
trading arrangement or a
non-Rule
10b5-1
trading arrangement (each as defined in Item 408 of Regulation
S-K
under the Exchange Act).

ITEM 9C	DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS
Not applicable.
PART III

ITEM 10	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The information required by this Item 10 is incorporated herein by reference to the Company’s Definitive Proxy Statement for the 2026 Annual Meeting of Stockholders.

ITEM 11	EXECUTIVE COMPENSATION
The information required by this Item 11 is incorporated herein by reference to the Company’s Definitive Proxy Statement for the 2026 Annual Meeting of Stockholders.

ITEM 12	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The information required by this Item 12 is incorporated herein by reference to the Company’s Definitive Proxy Statement for the 2026 Annual Meeting of Stockholders.

ITEM 13	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
The information required by this Item 13 is incorporated herein by reference to the Company’s Definitive Proxy Statement for the 2026 Annual Meeting of Stockholders.

ITEM 14	PRINCIPAL ACCOUNTANT FEES AND SERVICES
The information required by this Item 14 is incorporated herein by reference to the Company’s Definitive Proxy Statement for the 2026 Annual Meeting of Stockholders.

PART IV

ITEM 15	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)

A listing of financial statements and financial statement schedules filed as part of this Annual Report and which financial statements and schedules are incorporated into this report by reference, is set forth in the “Index to Financial Statements and Financial Statement Schedules” in Item 8 hereof.

(b)	Exhibit Index

EXHIBIT NUMBER	DESCRIPTION	FILED HEREWITH

3.1	Restated Certificate of Incorporation of Company, incorporated by reference to Exhibit 3.1 to Registration No. 33-627(P)

3.2	Amended and Restated By-Laws of Gencor Industries, Inc., incorporated by reference to Exhibit 3.2 to the Company’s Annual Report on Form 10-K for the year ended September 30, 2007

3.3	Certificate of Amendment, changing name of Mechtron International Corporation to Gencor Industries, Inc. and adding a “twelfth” article regarding director liability limitation, incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 1987(P)

4.1	Form of Common Stock certificate, incorporated by reference to Exhibit 4.1 to Registration No. 33-627(P)

4.2	Description of Registrant’s Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934, as Amended	X

14.1	Conflict of Interest Policy and Code of Ethics, incorporated by reference to Exhibit 14.1 to the Company’s Annual Report on Form 10-K for the year ended September 30, 2024.

16.1	Letter Re Change in Certifying Accountant from MSL, P.A. , dated November 7, 2024, incorporated by reference to Exhibit 16.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on November 7, 2024.

16.2	Letter Re Change in Certifying Accountant from Forvis Mazars, LLP, dated February 20, 2025, incorporated by reference to Exhibit 16.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on February 20, 2025.

19.1	Insider Trading Policy, incorporated by reference to Exhibit 19.1 to the Company’s Annual Report on Form 10-K for the year ended September 30, 2024.

21.1	Subsidiaries of the Registrant	X

23.1	Consent of Independent Registered Public Accountants Berkowitz Pollack Brant Advisors + CPAs	X

31.1	Certification of Principal Executive Officer Pursuant to Rule 13a – 14(a) of the Securities Exchange Act of 1934, as amended	X

31.2	Certification of Chief Financial Officer Pursuant to Rule 13a – 14(a) of the Securities Exchange Act of 1934, as amended	X

32.1	Certifications of Principal Executive Officer and Chief Financial Officer Pursuant to 18 U. S. C. Section 1350	X

97.1	Clawback Policy, incorporated by reference to Exhibit 97.1 to the Company’s Annual Report on Form 10-K for the year ended September 30, 2024.

EXHIBIT NUMBER	DESCRIPTION	FILED HEREWITH

101.1	Interactive Data File

101.INS	XBRL Instance Document	X

101.SCH	XBRL Taxonomy Extension Schema	X

101.CAL	XBRL Taxonomy Extension Calculation Linkbase	X

101.DEF	XBRL Taxonomy Extension Definition Linkbase	X

101.LAB	XBRL Taxonomy Extension Label Linkbase	X

101.PRE	XBRL Taxonomy Extension Presentation Linkbase	X

104	The cover page from the Company’s Annual Report on Form 10-K for the year ended September 30, 2025, formatted in Inline XBRL (included in Exhibit 101)	X

ITEM 16	FORM 10-K SUMMARY

None.

SIGNATURES

Pursuant to the requirements of Sections 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Annual Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: December 9, 2025	GENCOR INDUSTRIES, INC.
(Registrant)

/s/ Marc G. Elliott
Marc G. Elliott
President & Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated. The signatures of Directors constitute a majority of Directors.

/s/ E.J. Elliott		/s/ Marc G. Elliott
E.J. Elliott	December 9, 2025	Marc G. Elliott	December 9, 2025
Chairman		President & Director
(Principal Executive Officer)

/s/ Eric E Mellen
Eric E. Mellen	December 9, 2025
Chief Financial Officer
(Principal Financial and Accounting Officer)

/s/ General John G. Coburn		/s/ Walter A. Ketcham
Gen. John G. Coburn	December 9, 2025	Walter A. Ketcham	December 9, 2025
Director		Director

/s/ Thomas A. Vecchiolla
Thomas A. Vecchiolla	December 9, 2025
Director