Form 10-Q
period 2025-12-31
GENCOR INDUSTRIES INC
filed 2026-02-06
CIK 64472

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM
10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 2025
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
Securities registered pursuant to Section 12(b) of the Act

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
12b-2
of the Exchange Act). Yes ☐ No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at February 5, 2026
Common stock, $.10 par value	12,338,845 shares
Class B stock, $.10 par value	2,318,857 shares

GENCOR INDUSTRIES, INC.

Introductory Note: Caution Concerning Forward-Looking Statements

This Quarterly Report on Form 10-Q (this “Quarterly Report”) and the Company’s other communications and statements may contain certain “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), including statements about the Company’s beliefs, plans, objectives, goals, expectations, estimates, projections and intentions. These statements are subject to significant risks and uncertainties and are subject to change based on various factors, many of which are beyond the Company’s control. The Company’s actual results may differ materially from those set forth in the Company’s forward-looking statements depending on a variety of important factors, including the financial condition of the Company’s customers, changes in the economic and competitive environments, and demand for the Company’s products. In addition, the impact of (i) the United States (“U.S.”) government’s tariff announcements, (ii) the ongoing conflicts and/or tensions involving Russia, Ukraine, Israel, the U.S., Greenland, and various countries in South America, Europe and the Middle East, and (iii) any actions taken by the U.S. or other countries in response to such tariff announcements, conflicts and/or tensions, could result in a disruption in our supply chain and higher costs of our products. The words “may,” “could,” “should,” “would,” “believe,” “anticipate,” “estimate,” “expect,” “intend,” “plan,” “target,” “goal,” and similar expressions are intended to identify forward-looking statements.

For information concerning these factors and related matters, see the following sections of the Company’s Annual Report on Form 10-K for the year ended September 30, 2025: (a) Part I, Item 1A, “Risk Factors” and (b) Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations”. However, other factors besides those referenced could adversely affect the Company’s results of operations, and you should not consider any such list of factors to be a complete set of all potential risks or uncertainties. Any forward-looking statement made by the Company herein speaks as of the date of this Quarterly Report. The Company does not undertake to update any forward-looking statements, except as required by law.

Unless the context otherwise indicates, all references in this Quarterly Report to the “Company,” “Gencor,” “we,” “us,” or “our,” or similar words are to Gencor Industries, Inc. and its subsidiaries.

Part I. Financial Information
Item 1. Financial Statements
GENCOR INDUSTRIES, INC.
Condensed Consolidated Balance Sheets

ASSETS	December 31, 2025 (Unaudited)	September 30, 2025
Current assets:
Cash and cash equivalents	$36,731,000	$26,587,000
Marketable securities at fair value (cost of $108,356,000 at December 31, 2025 and $107,237,000 at September 30, 2025)	111,003,000	109,714,000
Accounts receivable, less allowance for credit losses of $498,000 at December 31, 2025 and $434,000 at September 30, 2025	3,498,000	3,130,000
Contract assets	5,091,000	12,208,000
Inventories, net	53,249,000	53,503,000
Prepaid expenses	2,919,000	1,399,000

Total current assets	212,491,000	206,541,000

Property and equipment, net	11,510,000	11,079,000
Deferred income taxes	4,611,000	4,584,000
Other long-term assets	301,000	392,000

Total Assets	$228,913,000	$222,596,000

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,991,000	$1,842,000
Customer deposits	6,022,000	3,889,000
Accrued expenses	3,286,000	2,741,000
Current operating lease liabilities	248,000	339,000

Total current liabilities	11,547,000	8,811,000
Unrecognized tax benefits	2,122,000	1,983,000

Total liabilities	13,669,000	10,794,000

Commitments and contingencies
Shareholders’ equity:
Preferred stock, par value $.10 per share; 300,000 shares authorized; none issued	—	—
Common stock, par value $.10 per share; 15,000,000 shares authorized; 12,338,845 shares issued and outstanding at December 31, 2025 and September 30, 2025	1,234,000	1,234,000
Class B Stock, par value $.10 per share; 6,000,000 shares authorized; 2,318,857 shares issued and outstanding at December 31, 2025 and September 30, 2025	232,000	232,000
Capital in excess of par value	12,590,000	12,590,000
Retained earnings	201,188,000	197,746,000

Total shareholders’ equity	215,244,000	211,802,000

Total Liabilities and Shareholders’ Equity	$228,913,000	$222,596,000

See accompanying Notes to Condensed Consolidated Financial Statements

GENCOR INDUSTRIES, INC. Condensed Consolidated Income Statements For the Quarters Ended December 31, 2025 and 2024 (Unaudited)
	2025	2024
Net revenue	$23,577,000	$31,416,000
Cost of goods sold	16,822,000	22,748,000

Gross profit	6,755,000	8,668,000
Operating expenses:
Product engineering and development	758,000	677,000
Selling, general and administrative	2,896,000	3,367,000

Total operating expenses	3,654,000	4,044,000

Operating income	3,101,000	4,624,000
Other income, net:
Interest and dividend income, net of fees	1,177,000	989,000
Realized and unrealized gains (losses) on marketable securities, net	373,000	(455,000)

Total other income, net	1,550,000	534,000

Income before income tax expense	4,651,000	5,158,000
Income tax expense	1,209,000	1,341,000

Net income	$3,442,000	$3,817,000

Net income per common share – basic and diluted	$0.23	$0.26

See accompanying Notes to Condensed Consolidated Financial Statements

GENCOR INDUSTRIES, INC.
Condensed Consolidated Statements of Shareholders’ Equity
(Unaudited)
For the Quarter Ended December 31, 2025

	Common Stock		Class B Stock		Capital in Excess of Par Value	Retained Earnings	Total Shareholders’ Equity
	Shares	Amount	Shares	Amount
September 30, 2025	12,338,845	$1,234,000	2,318,857	$232,000	$12,590,000	$197,746,000	$211,802,000
Net income	—	—	—	—	—	3,442,000	3,442,000

December 31, 2025	12,338,845	$1,234,000	2,318,857	$232,000	$12,590,000	$201,188,000	$215,244,000

For the Quarter Ended December 31, 2024

	Common Stock		Class B Stock		Capital in Excess of Par Value	Retained Earnings	Total Shareholders’ Equity
	Shares	Amount	Shares	Amount
September 30, 2024	12,338,845	$1,234,000	2,318,857	$232,000	$12,590,000	$182,085,000	$196,141,000
Net income	—	—	—	—	—	3,817,000	3,817,000

December 31, 2024	12,338,845	$1,234,000	2,318,857	$232,000	$12,590,000	$185,902,000	$199,958,000

See accompanying Notes to Condensed Consolidated Financial Statements

GENCOR INDUSTRIES, INC. Condensed Consolidated Statements of Cash Flows For the Quarters Ended December 31, 2025 and 2024 (Unaudited)
	2025	2024
Cash flows from operating activities:
Net income	$3,442,000	$3,817,000
Adjustments to reconcile net income to cash provided by operating activities:
Unrealized (gain) loss on marketable securities	(169,000)	567,000
Deferred income taxes	(27,000)	(148,000)
Unrecognized tax benefits	139,000	155,000
Depreciation and amortization	542,000	622,000
Provision for credit losses	95,000	—
Changes in operating assets and liabilities:
Accounts receivable	(463,000)	(1,616,000)
Contract assets	7,117,000	1,418,000
Marketable securities	(1,120,000)	(773,000)
Inventories	254,000	4,094,000
Prepaid expenses and other current assets	(1,520,000)	527,000
Accounts payable	149,000	1,719,000
Customer deposits	2,133,000	2,389,000
Contract liabilities	—	2,157,000
Accrued expenses	545,000	(119,000)

Total adjustments	7,675,000	10,992,000

Cash provided by operating activities	11,117,000	14,809,000

Cash flows from investing activities:
Capital expenditures	(973,000)	(319,000)

Cash used in investing activities	(973,000)	(319,000)

Net increase in cash and cash equivalents	10,144,000	14,490,000
Cash and cash equivalents at:
Beginning of period	26,587,000	25,482,000

End of period	$36,731,000	$39,972,000

See accompanying Notes to Condensed Consolidated Financial Statements

GENCOR INDUSTRIES, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
Note 1 - Basis of Presentation
The accompanying condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form
10-Q
and Article 10 of Regulation
S-X.
Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all material adjustments (consisting of normal, recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the quarter ended December 31, 2025 are not necessarily indicative of the results that may be expected for the fiscal year ending September 30, 2026.
The accompanying condensed consolidated balance sheet at September 30, 2025 has been derived from the audited consolidated financial statements at that date but does not include all of the information and notes required by generally accepted accounting principles for complete financial statements.
These condensed consolidated financial statements and accompanying notes should be read in conjunction with the audited consolidated financial statements and accompanying notes included in our Annual Report on Form
10-K
for the fiscal year ended September 30, 2025 filed with the Securities and Exchange Commission on December 9, 2025.
Recent Accounting Pronouncements
In December 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”)
2023-09,
Income Taxes (Topic 740): Improvements to Income Tax Disclosures
(“ASU
2023-09”),
to enhance transparency into income tax disclosures. The amendments require annual disclosure of certain information relating to the rate reconciliation, income taxes paid by jurisdiction, income (or loss) from continuing operations before income tax expense (or benefit) disaggregated between domestic and foreign, income tax expense (or benefit) from continuing operations disaggregated by federal (national), state, and foreign jurisdictions. The amendments also eliminate certain requirements relating to unrecognized tax benefits and certain deferred tax disclosure relating to subsidiaries and corporate joint ventures. ASU
2023-09
is effective for fiscal years beginning after December 15, 2024, and interim periods within fiscal years beginning after December 15, 2025. Early adoption is permitted. The Company is currently evaluating the impact of ASU
2023-09
on its condensed consolidated financial statements and related disclosures.
In November 2024, the FASB issued ASU
2024-03,
Income Statement - Reporting Comprehensive Income - Expense Disaggregation
Disclosures
(“ASU
2024-03”),
which requires entities to (i) disclose amounts of (a) purchase of inventory, (b) employee compensation, (c) depreciation, (d) intangible asset amortization, and, (e) depreciation, depletion, and amortization recognized as part of oil-and
gas-producing
activities, (ii) include certain amounts that are already required to be disclosed under current Generally Accepted Accounting Principles

(“GAAP”) in the same disclosures as other disaggregation requirements, (iii) disclose a qualitative description of the amounts remaining in relevant expense captions that are not necessarily disaggregated quantitatively, and (iv) disclose the total amount of selling expenses, in annual reporting periods, and an entity’s definition of selling expense. ASU
2024-03 is
effective for annual reporting periods beginning after December 15, 2026 and interim reporting periods beginning after December 15, 2027. Early adoption is permitted. The Company is currently evaluating the impact of ASU
2024-03 on
its condensed consolidated financial statements and related disclosures.
No other accounting pronouncements recently issued or newly effective have had, or are expected to have, a material impact on the Company’s condensed consolidated financial statements.
Global, market and economic conditions may negatively impact our business, financial condition and share price
Concerns over inflation, geopolitical issues and global financial markets have led to increased economic instability and expectations of slower economic growth. Our business may be adversely affected by any such economic instability or unpredictability. Sanctions and disruptions to the global economy may lead to additional inflation and may disrupt the global supply chain and could have a material adverse effect on our ability to secure supplies. Prolonged periods of inflation would likely increase our costs in the form of higher wages, and increased cost of supplies and equipment necessary to operate our business. Additionally, conflicts and/or tensions involving Russia, Ukraine, Israel, the U.S., Greenland, and various countries in South America, Europe and the Middle East, may cause increased inflation in energy and logistics costs and could further cause general economic conditions in the U.S. or abroad to deteriorate. There is a risk that one or more of our suppliers could be negatively affected by global economic instability, which could adversely affect our ability to operate efficiently and timely complete our operational goals. As of the date of this Quarterly Report, the Company’s operations have not been significantly impacted.
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
The following table sets forth, by level, within the fair value hierarchy, the Company’s marketable securities measured at fair value as of December 31, 2025:

	Fair Value Measurements
	Level 1	Level 2	Level 3	Total
Equities	$5,292,000	$—	$—	$5,292,000
Mutual funds	3,087,000	—	—	3,087,000
Exchange-Traded Funds	11,448,000	—	—	11,448,000
Corporate Bonds	—	30,791,000	—	30,791,000
Government Securities	59,972,000	—	—	59,972,000
Cash and Money Funds	413,000	—	—	413,000

Total	$80,212,000	$30,791,000	$—	$111,003,000

Net unrealized gains recognized during the quarter ended December 31, 2025 on trading securities still held as of December 31, 2025 were $169,000.
The following table sets forth by level, within the fair value hierarchy, the Company’s assets measured at fair value as of September 30, 2025:

	Fair Value Measurements
	Level 1	Level 2	Level 3	Total
Equities	$4,766,000	$—	$—	$4,766,000
Mutual funds	2,098,000	—	—	2,098,000
Exchange-Traded Funds	8,542,000	—	—	8,542,000
Corporate Bonds	—	31,587,000	—	31,587,000
Government Securities	62,462,000	—	—	62,462,000
Cash and Money Funds	259,000	—	—	259,000

Total	$78,127,000	$31,587,000	$—	$109,714,000

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
Net inventories at December 31, 2025 and September 30, 2025 consist of the following:

	December 31, 2025	September 30, 2025
Raw materials	$27,084,000	$28,010,000
Work in process	12,820,000	11,731,000
Finished goods	13,345,000	13,762,000

	$53,249,000	$53,503,000

Slow-moving and obsolete inventory reserves were $15,843,000 and $15,569,000 at December 31, 2025 and September 30, 2025, respectively. During the quarter ended December 31, 2025, the increase in the slow-moving and obsolete inventory allowances of $
274,000
was due to charges to cost of goods sold to reduce the cost basis of inventories consistent with the Company’s policy on allowances for slow-moving and obsolete inventory. During the quarter ended December 31, 2024, the slow-moving and obsolete inventory allowances increased
$
359,000
.
Note 4 – Contract Assets and Liabilities
Contract assets reflect costs and estimated earnings in excess of billings on uncompleted contracts as of December 31, 2025 and September 30, 2025, and consist of the following:

	December 31, 2025	September 30, 2025
Costs incurred on uncompleted contracts	$9,210,000	$17,360,000
Estimated earnings	3,157,000	5,926,000

	12,367,000	23,286,000
Billings to date	7,276,000	11,078,000

Contract assets	$5,091,000	$12,208,000

Note 5 – Net Income per Share
The following table sets forth the computation of basic and diluted net income per common share for the quarters ended December 31, 2025 and 2024:

	Quarter Ended December 31,
	2025	2024
Net Income	$3,442,000	$3,817,000
Weighted average common shares outstanding – basic and diluted	14,658,000	14,658,000

Net income per common share – basic and diluted	$0.23	$0.26

Basic net income per common share is based on the weighted-average number of shares outstanding. Diluted net income per common share is based on the sum of the weighted-average number of shares outstanding plus common stock equivalents. The weighted-average number of shares outstanding includes both common stock and Class B common stock. There were no equity compensation plans and arrangements previously approved by security holders as of December 31, 2025 and 2024 and thus no common stock equivalents as of December 31, 2025 and 2024.

Note 6 – Customers with 10% (or greater) of Net Revenues
For the quarter ended December 31, 2025, three customers accounted for
11.5
%,
10.9
% and
10.6
% of net revenues, respectively.
For the quarter ended December 31, 2024, two customers accounted for
26.8% and 10.8% of net revenues, respectively.
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
Deferred tax assets and liabilities are measured using the rates expected to apply to taxable income in the years in which the temporary differences are expected to reverse and the credits are expected to be used. The effect on deferred tax assets and liabilities of the change in tax rates is recognized in income in the period that includes the enactment date. All available evidence, both positive and negative, is considered to determine whether, based on the weight of that evidence, the Company is more likely than not to realize the benefit of a deferred tax asset and whether a valuation allowance is needed for some portion or all of a deferred tax asset. No such valuation allowances were recorded as of December 31, 2025 and September 30, 2025.
Significant judgment is required in evaluating the Company’s uncertain tax positions and determining the Company’s provision for taxes. Although the Company believes the reserves of unrecognized tax benefits (“UTBs”) are reasonable, no assurance can be given that the final outcome of these matters will not be different from that which is reflected in the Company’s historical income tax provision and accruals. The Company adjusts these reserves in light of changing facts and circumstances. As of December 31, 2025 and September 30, 2025, the Company had UTBs of $
2,122,000 and $1,983,000, respectively.
The Company’s income tax provision is based on management’s estimate of the effective tax rate for the full year. The tax provision in any period will be affected by, among other things, permanent, as well as temporary differences in the deductibility of certain items, in addition to changes in tax legislation. As a result, the Company may experience significant fluctuations in the effective book tax rate (that is, its tax expense divided by pre-tax
book income) from period to period. The Company’s effective tax rates for the quarters ended December 31, 2025 and 2024 reflect the impact of the reduced rates under the U.S. Tax Cuts and Jobs Act which was signed into law on December 22, 2017.
On July 4, 2025, the One Big Beautiful Bill Act (“OBBBA”) was enacted into law. The OBBBA makes permanent key elements of the Tax Cuts and Jobs Act, including 100% bonus depreciation, domestic research cost expensing and the business interest expense limitation. The legislation has multiple effective dates, with certain provisions effective in 2025 and others implemented after. The legislation did not have a material impact on our fiscal 2025 effective tax rate or consolidated financial statements and is not expected to have a material impact in fiscal 2026. We continue to review the OBBBA tax provisions to assess impacts to the condensed consolidated financial statements.

Note 8 – Revenue Recognition and Related Costs
The Company recognizes revenue under ASU
No. 2014-09,
Revenue from Contracts with Customers
(Topic 606). The following table disaggregates the Company’s net revenue by major source for the quarters ended December 31, 2025 and 2024:

	Quarter Ended December 31,
	2025	2024
Equipment sales recognized over time	$9,295,000	$16,831,000
Equipment sales recognized at a point in time	5,904,000	7,588,000
Parts and component sales	6,746,000	6,151,000
Freight revenue	1,574,000	745,000
Other	58,000	101,000

Net revenue	$23,577,000	$31,416,000

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
Contract assets (excluding accounts receivable) under contracts with customers represent revenue recognized in excess of amounts billed on equipment sales recognized over time. These contract assets were $5,091,000 and $12,208,000 at December 31, 2025 and September 30, 2025, respectively, and are included in current assets on the Company’s condensed consolidated balance sheets. The Company anticipates that all of the contract assets at December 31, 2025 will be billed and collected within one year.
Revenues from all other contracts for the design and manufacture of equipment, for service and for parts sales, net of any discounts and return allowances, are recorded at a point in time when control of the goods or services has been transferred. Control of the goods or service typically transfers at time of shipment or upon completion of the service.
Payment for equipment under contract with customers is typically due prior to shipment. Payment for services under contract with customers is due as services are completed. Accounts receivable related to contracts with customers for equipment sales were $101,000 and $80,000 at December 31, 2025 and September 30, 2025, respectively.
Product warranty costs are estimated using historical experience and known issues and are charged to production costs as revenue is recognized.
Provisions for estimated returns and allowances, and other adjustments are provided for in the same period the related sales are recorded. Returns and allowances, which reduce product revenue, are estimated using historical experience.
Under certain contracts with customers, recognition of a portion of the consideration received may be deferred and recorded as a contract liability if the Company has to satisfy a future obligation, such as to provide installation assistance. There were no contract liabilities other than customer deposits at December 31, 2025 and September 30, 2025. Customer deposits related to contracts with customers were $6,022,000 and $3,889,000 at December 31, 2025 and September 30, 2025, respectively, and are included in current liabilities on the Company’s condensed consolidated balance sheets.

The Company records revenues earned for shipping and handling as freight revenue at the time of shipment. The cost of shipping and handling is recorded as cost of goods sold concurrently with the revenue recognition.
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
Changes in the allowance for credit losses for the quarters ended December 31, 2025 and December 31, 2024 consisted of the following:

	December 31, 2025	December 31, 2024
Balance, beginning of quarter	$434,000	$390,000
Provision for credit losses	95,000	—
Provision for estimated returns and allowances	45,000	160,000
Uncollectible accounts written off	—	(13,000)
Returns and allowances issued	(76,000)	(112,000)

Balance, end of quarter	$498,000	$425,000

Note 9 – Leases
The Company leases certain equipment under
non-cancelable
operating leases. Future minimum rental payments under these leases at December 31, 2025 were immaterial.
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
For the quarter ended December 31, 2025, operating lease costs and cash payments related to these operating leases were $115,000. For the quarter ended December 31, 2024, operating lease costs related to these operating leases were $112,000 and cash payments related to these operating leases were $81,000.

Other information concerning the Company’s operating lease accounted for under Accounting Standards Codification (“ASC”) 842 guidelines as of December 31, 2025 and September 30, 2025, is as follows:

	December 31, 2025	September 30, 2025
Operating lease ROU asset included in other long-term assets	$248,000	$339,000
Current operating lease liability	$248,000	$339,000
Weighted average remaining lease term (in years)	0.67	0.92
Weighted average discount rate used in calculating ROU asset	4.5%	4.5%
Future annual minimum lease payments as of December 31, 2025 are as follows:

Fiscal Year	Annual Lease Payments
2026	$252,000
Less interest	(4,000)

Present value of lease liabilities	$248,000

Note 10 – Segment Information
The Company has one
reporting segment, equipment for the highway construction industry. Based on evaluation of the criteria of ASC Topic 280, including the nature of products and services, the nature of the production processes, the type of customers and the methods used to distribute products and services, the Company determined that its operating segments meet the requirements for aggregation. The chief operating decision maker (“CODM”), who is the Company’s President and Chairman of the Board, measures financial performance as a single enterprise and allocates resources across the Company to maximize profitability, and not on a geographic, legal entity, or end market basis. The Company designs, manufactures and sells asphalt plants and pavers, combustion systems and fluid heat transfer systems, for the highway construction industry and environmental and petrochemical markets. The Company’s products are manufactured at three facilities in the United States. The Company also services and sells spare parts for its equipment.
The key measure of segment profitability that the CODM uses to allocate resources and assess performance is consolidated net income, as reported on the condensed consolidated income statements. The CODM utilizes consolidated net income, as well as net revenues and gross profit, and compares actual results to forecasted amounts. These segment (and consolidated) measures of profitability are shown in the condensed consolidated income statements.
Asset information provided to the CODM is consistent with that reported on the condensed consolidated balance sheets with particular emphasis on the Company’s available liquidity, including its cash and cash equivalents, marketable securities and inventory, reduced by current liabilities. Net revenue is attributed to geographic areas based on the final destination of products shipped.
As of December 31, 2025 and September 30, 2025, total long-term assets of $16,422,000 and $16,055,000, respectively, were attributed to the United States. Net revenue by geographic location for the quarters ended December 31, 2025 and December 31, 2024 is as follows:

	Quarters Ended December 31,
	2025	2024
United States	$22,677,000	$29,991,000
Canada	810,000	1,391,000
All other foreign countries	90,000	34,000

Net revenue	$23,577,000	$31,416,000

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

For information concerning these factors and related matters, see the following sections of the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2025: (a) Part I, Item 1A, “Risk Factors” and (b) Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, however, other factors besides those referenced could adversely affect the Company’s results, and you should not consider any such list of factors to be a complete set of all potential risks or uncertainties. Any forward-looking statements made by the Company herein speak as of the date of this Quarterly Report. The Company does not undertake to update any forward-looking statement, except as required by law.

Overview

Gencor is a leading manufacturer of heavy machinery used in the production of highway construction equipment and materials and environmental control equipment. The Company’s core products include asphalt pavers, hot mix asphalt plants, combustion systems, fluid heat transfer systems, and asphalt pavers. The Company’s products are manufactured at three facilities in the United States.

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

Fluctuations in the price of carbon steel, which is a significant cost and material used in the manufacturing of the Company’s equipment, may affect the Company’s financial performance. The Company is subject to fluctuations in market prices for raw materials, such as copper and steel. If the Company is unable to purchase materials it requires or is unable to pass on price increases to its customers or otherwise reduce its cost of goods sold, its results of operations and financial condition may be adversely affected.

The Company monitors the prices it charges for its products and services on an ongoing basis and has historically been able to adjust its prices to take into account changes in the rate of inflation.

Also, a significant increase in the price of liquid asphalt could decrease demand for hot mix asphalt paving materials and certain of the Company’s products. Increases in oil prices also drive up the cost of gasoline and diesel, which results in increased freight costs. Where possible, the Company will pass increased freight costs on to its customers. However, the Company may not be able to recapture all of the higher costs, which could have a negative impact on the Company’s financial performance.

We manufacture our equipment domestically with a fraction of our sales exported to neighboring countries. The current U.S. administration has implemented tariffs on countries to which the Company has sales and has threatened tariffs on a variety of other counties. Also, some of the parts we procure are sourced from countries subject to the recent tariffs. It is not known whether any additional costs will be passed onto customers. If we cannot pass additional costs onto customers, then this could negatively affect our revenues, cash flows, and financial position.

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

Concerns over inflation, geopolitical issues and global financial markets have led to increased economic instability and expectations of slower economic growth. Our business may be adversely affected by any such economic instability or unpredictability. Sanctions and disruptions to the global economy may lead to additional inflation and may disrupt the global supply chain and could have a material adverse effect on our ability to secure supplies. Prolonged periods of inflation would likely increase our costs in the form of higher wages, and increased cost of supplies and equipment necessary to operate our business. Additionally, conflicts and/or tensions involving Russia, Ukraine, Israel, the U.S., Greenland, and various countries in South America, Europe and the Middle East, may cause increased inflation in energy and logistics costs and could further cause general economic conditions in the U.S. or abroad to deteriorate. There is a risk that one or more of our suppliers could be negatively affected by global economic instability, which could adversely affect our ability to operate efficiently and timely complete our operational goals. As of the date of this Quarterly Report, the Company’s operations have not been significantly impacted.

Results of Operations

Quarter Ended December 31, 2025 versus December 31, 2024

Net revenues for the quarter ended December 31, 2025 of $23,577,000 decreased $7,839,000 or 25.0% as compared to net revenues for the quarter ended December 31, 2024 of $31,416,000. Lower revenues from contract equipment sales were partially offset by higher parts and component sales and freight revenue. The decrease in contract equipment sales was due primarily to uncertainty around replacement of the current Federal infrastructure spending bill which is scheduled to expire on September 30, 2026.

As a percent of sales, gross profit margins increased to 28.7% in the quarter ended December 31, 2025, compared to 27.6% in the quarter ended December 31, 2024. The slightly improved margins were driven by the increased parts and components sales which have a higher margin percentage compared to contract equipment sales.

Product engineering and development expenses increased $81,000 to $758,000 for the quarter ended December 31, 2025, as compared to $677,000 for the quarter ended December 31, 2024. Selling, general and administrative (“SG&A”) expenses decreased $471,000 to $2,896,000 for the quarter ended December 31, 2025, compared to $3,367,000 for the quarter ended December 31, 2024. The decrease in SG&A expenses was due to reduced salesmen commissions on lower net revenues and a decrease in professional fees.

The Company had operating income of $3,101,000 for the quarter ended December 31, 2025 as compared to $4,624,000 for the quarter ended December 31, 2024. The decrease in operating income was due primarily to lower net revenues for the quarter ended December 31, 2025.

For the quarter ended December 31, 2025, the Company had net other income of $1,550,000 compared to $534,000 for the quarter ended December 31, 2024. Net interest and dividend income for the quarter ended December 31, 2025 was $1,177,000 compared to $989,000 for the quarter ended December 31, 2024. The increase was primarily due to higher rates earned on fixed income investments and on higher operating cash balances. Net realized and unrealized gains (losses) on marketable securities for the quarter ended December 31, 2025 were $373,000 compared to $(455,000) for the quarter ended December 31, 2024. Bond yields rose during the quarter ended December 31, 2024, due to better economic data and higher inflation. The higher yields negatively impacted the value of our bond holdings for the quarter ended December 31, 2024.

The effective income tax rate for both the quarters ended December 31, 2025 and December 31, 2024 was 26.0%. Net income for the quarter ended December 31, 2025 was $3,442,000, or $0.23 per basic and diluted common share, compared to net income of $3,817,000, or $0.26 per basic and diluted common share, for the quarter ended December 31, 2024.

Liquidity and Capital Resources

The Company generates capital resources through operations and returns on its investments. We believe these sources of capital will satisfy our liquidity needs in both the short and long term.

The Company had no long-term or short-term debt outstanding as of December 31, 2025 or September 30, 2025. In April 2020, a financial institution issued an irrevocable standby letter of credit (“letter of credit”) on behalf of the Company for the benefit of one of the Company’s insurance carriers. The maximum amount that can be drawn by the beneficiary under the letter of credit is $150,000. The letter of credit expires on February 25, 2026, unless terminated earlier, and can be extended, as provided by the agreement. The Company intends to renew the letter of credit for as long as the Company does business with the beneficiary insurance carrier. The letter is collateralized by restricted cash of the same amount on any outstanding drawings. To date, no amounts have been drawn under the letter of credit.

As of December 31, 2025, the Company had $36,731,000 in cash and cash equivalents, and $111,003,000 in marketable securities, including $5,292,000 in equities, $30,791,000 in corporate bonds, $11,448,000 in exchange-traded funds, $59,972,000 in government securities, $3,087,000 in mutual funds and $413,000 in cash and money funds. The marketable securities are invested through a professional investment management firm. These securities may be liquidated at any time into cash and cash equivalents.

The Company’s backlog was $57.4 million at December 31, 2025 compared to $54.4 million at December 31, 2024. The Company’s working capital (defined as current assets less current liabilities) was $200.9 million at December 31, 2025 and $197.7 million at September 30, 2025. Cash flows provided by operations during the quarter ended December 31, 2025, were $11,117,000. Contract assets decreased $7,117,000 with the completion and shipment of several contract equipment plant sales where revenue is recognized over time. Marketable securities increased $1,289,000 due to net unrealized gains of $169,000, and net realized gains and interest earned on corporate bonds and U.S. treasuries of $1,120,000. Prepaid expenses increased $1,520,000 reflecting prepayments of insurance premiums to be amortized over fiscal 2026 and prepayments of expenses related to the March 2026 ConExpo-Con/Agg international construction trade show. Customer deposits increased $2,133,000 reflecting progress payments on contract equipment sales where revenues are recognized at a point in time that have not yet shipped.

Cash flows used in investing activities for the quarter ended December 31, 2025 of $973,000 were related to capital expenditures, primarily for building additions and improvements, and handling equipment.

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

Critical Accounting Policies, Estimates and Assumptions

The Company believes the following discussion addresses its most critical accounting policies, which are those that are most important to the portrayal of the financial condition and results of operations and require management’s most difficult, subjective, or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain. Accounting policies, in addition to the critical accounting policies referenced below, are presented in Note 1 to the Company’s consolidated financial statements included in the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2025, “Nature of Operations and Summary of Significant Accounting Policies.” There were no material changes to the accounting policies during the quarter ended December 31, 2025.

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

Revenues & Expenses

The Company recognizes revenue under ASU 2014-09, Revenue from Contracts with Customers (Topic 606). Revenues from contracts with customers for the design, manufacture and sale of custom equipment are recognized over time when the performance obligation is satisfied by transferring control of the equipment. Control of the equipment transfers over time, as the equipment is unique to the specific contract and thus does not create an asset with an alternative use to the Company. Revenues and costs are recognized in proportion to actual labor costs incurred, as compared with total estimated labor costs expected to be incurred, during the entire contract. All incremental costs related to obtaining a contract are expensed as incurred, as the amortization period is less than one year. Changes to total estimated contract costs or losses, if any, are recognized in the period in which they are determined.

Contract assets (excluding accounts receivable) under contracts with customers represent revenue recognized in excess of amounts billed on equipment sales recognized over time. These contract assets were $5,091,000 and $12,208,000 at December 31, 2025 and September 30, 2025, respectively, and are included in current assets on the Company’s condensed consolidated balance sheets. The Company anticipates that all of the contract assets at December 31, 2025 will be billed and collected within one year.

Revenues from all other contracts for the design and manufacture of equipment, for service and for parts sales, net of any discounts and return allowances, are recorded at a point in time when control of the goods or services has been transferred. Control of the goods or service typically transfers at time of shipment or upon completion of the service.

Payment for equipment under contract with customers is typically due prior to shipment. Payment for services under contract with customers is due as services are completed. Accounts receivable related to contracts with customers for equipment sales were $101,000 and $80,000 at December 31, 2025 and September 30, 2025, respectively.

Product warranty costs are estimated using historical experience and known issues and are charged to production costs as revenue is recognized.

Provisions for estimated returns and allowances, and other adjustments are provided for in the same period the related sales are recorded. Returns and allowances, which reduce product revenue, are estimated using historical experience.

Under certain contracts with customers, recognition of a portion of the consideration received may be deferred and recorded as a contract liability if the Company has to satisfy a future obligation, such as to provide installation assistance. There were no contract liabilities other than customer deposits at December 31, 2025 and September 30, 2025. Customer deposits related to contracts with customers were $6,022,000 and $3,889,000 at December 31, 2025 and September 30, 2025, respectively, and are included in current liabilities on the Company’s condensed consolidated balance sheets.

The Company records revenues earned for shipping and handling as freight revenue at the time of shipment. The cost of shipping and handling is recorded as cost of goods sold concurrently with the revenue recognition.

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

Long-Lived Asset Impairment

Property and equipment and intangible assets subject to amortization are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset (or asset group) may not be recoverable. An impairment loss would be recognized when the carrying amount of an asset exceeds the estimated undiscounted cash flows expected to result from the use of the asset and its eventual disposition. The amount of the impairment loss to be recorded is calculated by the excess over its fair value of the asset’s carrying value. Fair value is generally determined using a discounted cash flow analysis. There were no impairment losses in the quarters ended December 31, 2025 and December 31, 2024.

Off-Balance Sheet Arrangements

None.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Not applicable.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Company’s President (who is currently serving as the Company’s Principal Executive Officer) and Chief Financial Officer (Principal Financial and Accounting Officer) evaluated the effectiveness of the design and operation of the Company’s “disclosure controls and procedures” (as defined in Rule 13a-15(e) under the Exchange Act) pursuant to Exchange Act Rule 13a-15(b) as of the end of the period covered by this Quarterly Report (December 31, 2025). Based upon that evaluation, the President and the Chief Financial Officer concluded that, as of the end of the period covered by this Quarterly Report, the Company’s disclosure controls and procedures were not effective at the reasonable assurance level solely as a result of the material weaknesses management identified in our internal control over financial reporting, as described in our Annual Report on Form 10-K for the year ended September 30, 2025.

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

Material Weaknesses in Internal Control over Financial Reporting

As previously reported in our Annual Report on Form 10-K for the year ended September 30, 2025, management identified the following material weaknesses in internal control over financial reporting as of September 30, 2025, which were not remediated as of December 31, 2025:

•

Ineffective information technology general controls (ITGCs), particularly as such controls related to user access, program change management, and ineffective complementary user-organization controls, which limited management’s ability to rely on technology-dependent controls relevant to the preparation of the Company’s condensed consolidated financial statements. As a result, information technology-dependent manual and automated controls that rely on the affected ITGCs were also ineffective. The information from the information technology systems with affected ITGCs and the period end close process, including the review and approval process of journal entries, account reconciliations and segregation of duties were also ineffective.

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

In response to the material weaknesses discussed above, we plan to continue efforts already underway to remediate the material weaknesses in internal control over financial reporting, including the following:

•	We have engaged resources to support our internal control testing and remediation efforts.

•

We are conducting a risk assessment over our internal control environment, and we are reviewing and prioritizing individual control deficiencies for remediation, including those which aggregated to the above material weaknesses.

•	We continue to document and execute remediation action items, including expansion of mitigating controls where appropriate.

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

Changes in Internal Control over Financial Reporting

The Company’s management, including the President and Chief Financial Officer, has reviewed the Company’s internal control over financial reporting. Except for the changes in the internal controls to remediate material weaknesses and other changes as part of our plans to improve our internal controls over financial reporting as discussed above, there were no changes in the Company’s internal control over financial reporting during the quarter ended December 31, 2025 that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting. However, as noted above, we will be continuing to implement changes to our internal control over financial reporting to address the material weaknesses described above.

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
for the year ended September 30, 2025, as filed with the Securities and Exchange Commission (the “SEC”) on December 9, 2025, should be carefully considered, together with the other information contained or incorporated by reference in this Quarterly Report on Form
10-Q
and in our other filings filed with the SEC in connection with evaluating us, our business, and the forward-looking statements contained in this Quarterly Report on Form
10-Q.
During the quarter ended December 31, 2025, there have been no material changes from the risk factors previously disclosed under Part I, Item 1A, “Risk Factors” in our Annual Report on Form
10-K,
for the year ended September 30, 2025.
Item 5. Other Information
Rule
10b5-1
Plan Adoptions, Modifications and Terminations
During the three months ended December 31, 2025,
no
ne of the Company’s directors or officers adopted, modified or terminated a Rule
10b5-1
trading arrangement or a
non-Rule
10b5-1
trading arrangement (each as defined in Item 408 of Regulation
S-K
under the Exchange Act).

Item 6. Exhibits

Exhibit 31.1	Certification of Principal Executive Officer Pursuant to Rule 13a – 14(a) of the Securities Exchange Act of 1934, as amended

Exhibit 31.2	Certification of Chief Financial Officer Pursuant to Rule 13a – 14(a) of the Securities Exchange Act of 1934, as amended

Exhibit 32	Certifications of Principal Executive Officer and Chief Financial Officer Pursuant to 18 U. S. C. Section 1350

Exhibit 101.1	Interactive Data File

101.INS	XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

101.SCH	XBRL Schema Document

101.CAL	XBRL Calculation Linkbase Document

101.DEF	XBRL Definition Linkbase Document

101.LAB	XBRL Label Linkbase Document

101.PRE	XBRL Presentation Linkbase Document

104	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2025, formatted in Inline XBRL (included in Exhibit 101)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

GENCOR INDUSTRIES, INC.

/s/ Marc G. Elliott
Marc G. Elliott
President and Chairman of the Board
(Principal Executive Officer)

February 6, 2026

/s/ Eric E. Mellen
Eric E. Mellen
Chief Financial Officer
(Principal Financial and Accounting Officer)

February 6, 2026