Form 10-Q
period 2026-03-31
GENCOR INDUSTRIES INC
filed 2026-06-12
CIK 64472

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM
10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2026
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD: From to
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
of the Exchange Act). Yes ☐ No ☒
Indicate the number of shares outsta
n
ding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at June 10, 2026
Common stock, $.10 par value	12,338,845 shares
Class B stock, $.10 par value	2,318,857 shares

GENCOR INDUSTRIES, INC.

Introductory Note: Caution Concerning Forward-Looking Statements

This Quarterly Report on Form 10-Q (this “Quarterly Report”) and the Company’s other communications and statements may contain certain “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), including statements about the Company’s beliefs, plans, objectives, goals, expectations, estimates, projections and intentions. These statements are subject to significant risks and uncertainties and are subject to change based on various factors, many of which are beyond the Company’s control. The Company’s actual results may differ materially from those set forth in the Company’s forward-looking statements depending on a variety of important factors, including the financial condition of the Company’s customers, changes in the economic and competitive environments, and demand for the Company’s products. In addition, the impact of (i) the United States (“U.S.”) government’s tariff announcements, (ii) the ongoing conflicts and/or tensions involving Russia, Ukraine, Israel, Iran, the U.S., and various other countries, and (iii) any actions taken by the U.S. or other countries in response to such tariff announcements, conflicts and/or tensions, could result in a disruption in our supply chain and higher costs of our products. The words “may,” “could,” “should,” “would,” “believe,” “anticipate,” “estimate,” “expect,” “intend,” “plan,” “target,” “goal,” and similar expressions are intended to identify forward-looking statements.

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

Part I. Financial Information
Item 1. Financial Statements
GENCOR INDUSTRIES, INC.
Condensed Consolidated Balance Sheets

	March 31, 2026 (Unaudited)	September 30, 2025
ASSETS
Current assets:
Cash and cash equivalents	$43,464,000	$26,587,000
Marketable securities at fair value (cost of $109,533,000 at March 31, 2026 and $107,237,000 at September 30, 2025)	111,670,000	109,714,000
Accounts receivable, less allowance for credit losses of $529,000 at March 31, 2026 and $434,000 at September 30, 2025	3,932,000	3,130,000
Contract assets	7,552,000	12,208,000
Inventories, net	51,071,000	53,503,000
Prepaid expenses and other current assets	3,167,000	1,399,000

Total current assets	220,856,000	206,541,000

Property and equipment, net	11,154,000	11,079,000
Deferred income taxes	4,843,000	4,584,000
Other long-term assets	209,000	392,000

Total Assets	$237,062,000	$222,596,000

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$4,834,000	$1,842,000
Customer deposits	7,105,000	3,889,000
Contract liabilities	1,233,000	—
Accrued expenses	2,282,000	2,741,000
Current operating lease liabilities	156,000	339,000

Total current liabilities	15,610,000	8,811,000
Unrecognized tax benefits	2,365,000	1,983,000

Total liabilities	17,975,000	10,794,000

Commitments and contingencies
Shareholders’ equity:
Preferred stock, par value $.10 per share; 300,000 shares authorized; none issued	—	—
Common stock, par value $.10 per share; 15,000,000 shares authorized; 12,339,000 shares issued and outstanding at March 31, 2026 and September 30, 2025	1,234,000	1,234,000
Class B Stock, par value $.10 per share; 6,000,000 shares authorized; 2,319,000 shares issued and outstanding at March 31, 2026 and September 30, 2025	232,000	232,000
Capital in excess of par value	12,590,000	12,590,000
Retained earnings	205,031,000	197,746,000

Total shareholders’ equity	219,087,000	211,802,000

Total Liabilities and Shareholders’ Equity	$237,062,000	$222,596,000

See accom
panying
Notes to Con
den
sed Consolidated Financial Statements

GENCOR INDUSTRIES, INC.
Condensed Consolidated Income Statements
(Unaudited)

	For the Quarters Ended March 31,		For the Six Months Ended March 31,
	2026	2025	2026	2025
Net revenue	$33,799,000	$38,204,000	$57,376,000	$69,620,000
Cost of goods sold	23,091,000	26,851,000	39,913,000	49,599,000

Gross profit	10,708,000	11,353,000	17,463,000	20,021,000
Operating expenses:
Product engineering and development	629,000	681,000	1,387,000	1,357,000
Selling, general and administrative	5,843,000	4,192,000	8,739,000	7,560,000

Total operating expenses	6,472,000	4,873,000	10,126,000	8,917,000

Operating income	4,236,000	6,480,000	7,337,000	11,104,000
Other income (expense), net:
Interest and dividend income, net of fees	1,111,000	1,158,000	2,288,000	2,147,000
Net realized and unrealized gains (losses) on marketable securities	(174,000)	598,000	199,000	143,000

Total other income, net	937,000	1,756,000	2,487,000	2,290,000

Income before income tax expense	5,173,000	8,236,000	9,824,000	13,394,000
Income tax expense	1,330,000	2,141,000	2,539,000	3,482,000

Net income	$3,843,000	$6,095,000	$7,285,000	$9,912,000

Net income per common share – basic and diluted	$0.26	$0.42	$0.50	$0.68

See accompanying Notes to Condensed Consolidated Financial Statements

GENCOR INDUSTRIES, INC.
Condensed Consolidated Statements of Shareholders’ Equity
(Unaudited)

	For the Quarters and Six Months Ended March 31, 2026
	Common Stock		Class B Stock		Capital in Excess of Par Value	Retained Earnings	Total Shareholders’ Equity
	Shares	Amount	Shares	Amount
September 30, 2025	12,338,845	$1,234,000	2,318,857	$232,000	$12,590,000	$197,746,000	$211,802,000
Net income	—	—	—	—	—	3,442,000	3,442,000

December 31, 2025	12,338,845	$1,234,000	2,318,857	$232,000	$12,590,000	$201,188,000	$215,244,000
Net income	—	—	—	—	—	3,843,000	3,843,000

March 31, 2026	12,338,845	$1,234,000	2,318,857	$232,000	$12,590,000	$205,031,000	$219,087,000

	For the Quarters and Six Months Ended March 31, 2025
	Common Stock		Class B Stock		Capital in Excess of Par Value	Retained Earnings	Total Shareholders’ Equity
	Shares	Amount	Shares	Amount
September 30, 2024	12,338,845	$1,234,000	2,318,857	$232,000	$12,590,000	$182,085,000	$196,141,000
Net income	—	—	—	—	—	3,817,000	3,817,000

December 31, 2024	12,338,845	$1,234,000	2,318,857	$232,000	$12,590,000	$185,902,000	$199,958,000
Net income	—	—	—	—	—	6,095,000	6,095,000

March 31, 2025	12,338,845	$1,234,000	2,318,857	$232,000	$12,590,000	$191,997,000	$206,053,000

See accompanying Notes to Condensed Consolidated Financial Statements

GENCOR INDUSTRIES, INC.
Condensed Consolidated Statements of Cash Flows
For the Six Months Ended March 31, 2026 and 2025
(Unaudited)

	2026	2025
Cash flows from operating activities:
Net income	$7,285,000	$9,912,000
Adjustments to reconcile net income to cash provided by operating activities:
Unrealized loss on marketable securities	340,000	225,000
Deferred income taxes	(259,000)	(59,000)
Unrecognized tax benefits	382,000	402,000
Depreciation and amortization	1,071,000	1,206,000
Provision for credit losses	45,000	—
Loss on disposal of fixed asset	6,000	—
Changes in operating assets and liabilities:
Accounts receivable	(847,000)	(3,175,000)
Contract assets	4,656,000	4,959,000
Marketable securities	(2,296,000)	(1,703,000)
Inventories	2,432,000	8,670,000
Prepaid expenses and other current assets	(1,768,000)	1,511,000
Accounts payable	2,992,000	1,551,000
Contract liabilities	1,233,000	2,796,000
Customer deposits	3,216,000	532,000
Accrued expenses	(459,000)	421,000

Total adjustments	10,744,000	17,336,000

Cash flows provided by operating activities	18,029,000	27,248,000

Cash flows from investing activities:
Capital expenditures	(1,152,000)	(460,000)

Cash flows used in investing activities	(1,152,000)	(460,000)

Net increase in cash and cash equivalents	16,877,000	26,788,000
Cash and cash equivalents at:
Beginning of period	26,587,000	25,482,000

End of period	$43,464,000	$52,270,000

Supplemental Cash Flow Information
Cash paid for income taxes, net	$3,948,000	$1,512,000
Supplemental Disclosures of Non-Cash Financing Activities
Right-of-use assets obtained in exchange for operating lease liabilities	$—	$370,000
See accompanying Notes to Condensed Consolidated Financial Statements

GENCOR INDUSTRIES, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
Note 1 - Basis of Presentation
The accompanying condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form
10-Q
and Article 10 of Regulation
S-X.
Accordingly, they do not include all of the information and notes required by Generally Accepted Accounting Principles (“GAAP”) for complete financial statements. In the opinion of management, all material adjustments (consisting of normal, recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the quarter and six months ended March 31, 2026 are not necessarily indicative of the results that may be expected for the fiscal year ending September 30, 2026.
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
Recent Accounting Pronouncements
In December 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update No. (“ASU”)
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
In November 2024, the FASB issued ASU
2024-03,
 Income Statement - Reporting Comprehensive Income - Expense Disaggregation
Disclosures
(“ASU 2024-03”),
which requires entities to (i) disclose amounts of (a) purchases of inventory, (b) employee compensation, (c) depreciation, (d) intangible asset amortization, and, (e) depreciation, depletion, and amortization recognized as part of oil-and
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

Global, market and economic conditions may
negatively
impact our business, financial condition and share price
Concerns over inflation, geopolitical issues and global financial markets have led to increased economic instability and expectations of slower economic growth. Our business may be adversely affected by any such economic instability or unpredictability. Sanctions and disruptions to the global economy may lead to additional inflation and may disrupt the global supply chain and could have a material adverse effect on our ability to secure supplies. Prolonged periods of inflation would likely increase our costs in the form of higher wages, and increased cost of supplies and equipment necessary to operate our business. Additionally, conflicts and/or tensions involving Russia, Ukraine, Israel, Iran, the U.S., and various other countries, may cause increased inflation in energy and logistics costs and could further cause general economic conditions in the U.S. or abroad to deteriorate. There is a risk that one or more of our suppliers could be negatively affected by global economic instability, which could adversely affect our ability to operate efficiently and timely complete our operational goals. As of the date of this Quarterly Report, the Company’s operations have not been significantly impacted.
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
The fair value of marketable equity securities (stocks), mutual funds, exchange-traded funds, government securities, and cash and money funds are substantially based on quoted market prices (Level 1). Corporate bonds are valued using market standard valuation methodologies, including: discounted cash flow methodologies, and matrix pricing or other similar techniques. The inputs to these market standard valuation methodologies include, but are not limited to: interest rates, credit standing of the issuer or counterparty, industry sector of the issuer, coupon rate, call provisions, maturity, estimated duration and assumptions regarding liquidity and estimated future cash flows. In addition to bond characteristics, the valuation methodologies incorporate market data, such as actual trades completed, bids and actual dealer quotes, where such information is available. Accordingly, the estimated fair values are based on available market information and judgments about financial instruments (Level 2). Fair values of the Level 2 investments are provided by the Company’s professional investment management firms. From time to time the Company may transfer cash between its marketable securities portfolio and operating cash and cash equivalents.
The following table sets forth, by level, within the fair value hierarchy, the Company’s marketable securities measured at fair value as of March 31, 2026:

	Fair Value Measurements
	Level 1	Level 2	Level 3	Total
Equities	$5,849,000	$—	$—	$5,849,000
Mutual funds	4,150,000	—	—	4,150,000
Exchange-Traded Funds	12,137,000	—	—	12,137,000
Corporate Bonds	—	28,960,000	—	28,960,000
Government Securities	54,636,000	—	—	54,636,000
Cash and Money Funds	5,938,000	—	—	5,938,000

Total	$82,710,000	$28,960,000	$—	$111,670,000

Net unrealized gains (losses) included in the condensed consolidated income statements for the quarter and six months ended March 31, 2026 were
$(510,000) and $(340,000), respectively.
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

Net unrealized gains (losses) included in the condensed consolidated income statements for the quarter and six months ended March 31, 2025 were
$342,000 and $(225,000), respectively.
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
Net inventories at March 31, 2026 and September 30, 2025 consist of the following:

	March 31, 2026	September 30, 2025
Raw materials	$27,832,000	$28,010,000
Work in process	13,156,000	11,731,000
Finished goods	10,083,000	13,762,000

	$51,071,000	$53,503,000

Slow-moving and obsolete inventory allowances were $16,225,000 and $15,569,000 at March 31, 2026 and September 30, 2025, respectively. The increase in the slow-moving and obsolete inventory allowances of $656,000 from September 30, 2025, reflects primarily additional amounts charged to cost of sales to reduce the cost basis of inventories consistent with the Company’s policy on allowances for slow-moving and obsolete inventory. During the six months ended March 31, 2025, the slow-moving and obsolete inventory allowances increased $919,000.

Note 4 – Contract Assets and Liabilities
Contract assets reflect costs and estimated earnings in excess of billings on uncompleted contracts as of March 31, 2026 and September 30, 2025, and consist of the following:

	March 31, 2026	September 30, 2025
Costs incurred on uncompleted contracts	$7,874,000	$17,360,000
Estimated earnings	3,209,000	5,926,000

	11,083,000	23,286,000
Billings to date	3,531,000	11,078,000

Contract assets	$7,552,000	$12,208,000

Contract liabilities reflect billings in excess of costs and estimated earnings on uncompleted contracts as of March 31, 2026, and consist of the following:

March 31, 2026
Costs incurred on uncompleted contracts	$5,532,000
Estimated earnings	1,808,000

7,340,000
Billings to date	8,573,000

Contract liabilities	$(1,233,000)

There were no contract liabilities as of September 30, 2025.
Note 5 – Net Income per Common Share Data
The condensed consolidated financial statements include basic and diluted net income per common share information. The following table sets forth the computation of basic and diluted net income per common share for the quarters and six months ended March 31, 2026 and 2025:

	Quarter Ended March 31,		Six Months Ended March 31,
	2026	2025	2026	2025
Net Income	$3,843,000	$6,095,000	$7,285,000	$9,912,000
Weighted Average Common Shares Outstanding – basic and diluted	14,658,000	14,658,000	14,658,000	14,658,000

Net income per common share – basic and diluted	$0.26	$0.42	$0.50	$0.68

Basic net income per common share is based on the weighted-average number of shares outstanding. Diluted net income per common share is based on the sum of the weighted-average number of shares outstanding plus common stock equivalents. The weighted-average number of shares outstanding includes both common stock and Class B common stock. There were no equity compensation plans and arrangements previously approved by security holders as of March 31, 2026 and 2025 and thus no common stock equivalents as of March 31, 2026 and 2025.
Note 6 – Customers with 10% (or greater) of Net Revenues
During the quarter ended March 31, 2026, one customer accounted for 13.3% of net revenues. During the six months ended March 31, 2026, no customer accounted for 10.0% or more of net revenues.
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
Deferred tax assets and liabilities are measured using the rates expected to apply to taxable income in the years in which the temporary differences are expected to reverse and the credits are expected to be used. The effect on deferred tax assets and liabilities of the change in tax rates is recognized in income in the period that includes the enactment date. All available evidence, both positive and negative, is considered to determine whether, based on the weight of that evidence, the Company is more likely than not to realize the benefit of a deferred tax asset and whether a valuation allowance is needed for some portion or all of a deferred tax asset. No such valuation allowances were recorded as of March 31, 2026 and September 30, 2025.
Significant
judgment is required in evaluating the Company’s uncertain tax position
s
and determining the Company’s provision for taxes. Although the Company believes the reserves for unrecognized tax benefits (“UTBs”) are reasonable, no assurance can be given that the final outcome of these matters will not be different from that which is reflected in the Company’s historical income tax provision and accruals. The Company adjusts these reserves in light of changing facts and circumstances. As of March 31, 2026 and September 30, 2025, the Company had UTBs of $2,365,000 and $1,983,000, respectively.
The Company’s income tax provision is based on management’s estimate of the effective tax rate for the full year. The tax provision in any period will be affected by, among other things, permanent, as well as temporary differences in the deductibility of certain items, in addition to changes in tax legislation. As a result, the Company may experience significant fluctuations in the effective book tax rate (that is, its tax expense divided by pre-tax
book income) from period to period. The Company’s effective tax rates for the quarters and six months ended March 31, 2026 and March 31, 2025 reflect income tax rates under the Tax Cuts and Jobs Act of 2017 which was signed into law on December 22, 2017.
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
Note 8 – Revenue Recognition and Related Costs
The Company recognizes revenue under ASU
2014-09,
Revenue from Contracts with Customers
(Topic 606). The following table disaggregates the Company’s net revenue by major source for the quarters and six months ended March 31, 2026 and 2025:

	Quarter Ended March 31,		Six Months Ended March 31,
	2026	2025	2026	2025
Equipment sales recognized over time	$10,591,000	$14,116,000	$19,886,000	$30,947,000
Equipment sales recognized at a point in time	12,932,000	12,121,000	18,836,000	19,709,000
Parts and component sales	8,448,000	8,874,000	15,194,000	15,025,000
Freight revenue	1,354,000	2,588,000	2,928,000	3,333,000
Other	474,000	505,000	532,000	606,000

Net revenue	$33,799,000	$38,204,000	$57,376,000	$69,620,000

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
Contract assets (e
xclu
ding accounts receivable) under contracts with customers represent revenue recognized in excess of amounts billed on equipment sales recognized over time. These contract assets were $7,552,000 and $12,208,000 at March 31, 2026 and September 30, 2025, respectively, and are included in current assets on the Company’s condensed consolidated balance sheets. Contract liabilities (excluding customer deposits) under contracts with customers represent amounts billed in excess of revenue recognized on equipment sales recognized over time. These contract liabilities were $1,233,000 and zero at March 31, 2026 and September 30, 2025, respectively, and are included in current liabilities on the Company’s condensed consolidated balance sheets. The Company anticipates that all of the contract assets at March 31, 2026, will be billed and collected within one year.
Revenues from all other contracts for the design and manufacture of equipment, for service and for parts sales, net of any discounts and return allowances, are recorded at a point in time when control of the goods or services has been transferred. Control of the goods or service typically transfers at time of shipment or upon completion of the service.
Payment for equipment under contract with customers is typically due prior to shipment. Payment for services under contract with customers is due as services are completed. Accounts receivable related to contracts with customers for equipment sales were $126,000 and $80,000 at March 31, 2026 and September 30, 2025, respectively.
Product warranty costs are estimated using historical experience and known issues and are charged to production costs as revenue is recognized.
Under certain contracts with customers, recognition of a portion of the consideration received may be deferred and recorded as a contract liability if the Company has to satisfy a future obligation, such as to provide installation assistance. There were no such contract liabilities at March 31, 2026 and September 30, 2025. Customer deposits related to contracts with customers were $7,105,000 and $3,889,000 at March 31, 2026 and September 30, 2025, respectively, and are included in current liabilities on the Company’s condensed consolidated balance sheets.
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

Changes in the allowance for credit losses for the six months ended March 31, 2026 and March 31, 2025 consisted of the following:

	Quarter Ended March 31		Six Months Ended March 31,
	2026	2025	2026	2025
Balance, beginning of period	$498,000	$425,000	$434,000	$390,000
Provision for credit losses	(50,000)	—	45,000	—
Provision for estimated returns and allowances	135,000	115,000	180,000	275,000
Uncollectible accounts written off	—	1,000	—	(12,000)
Returns and allowances issued	(54,000)	(43,000)	(130,000)	(155,000)

Balance, end of period	$529,000	$498,000	$529,000	$498,000

Note 9 – Leases
The Company leases certain equipment under
non-cancelable
operating leases. Future minimum rental payments under these leases at March 31, 2026 were immaterial.
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
For the quarter and six months ended March 31, 2026, operating lease costs and cash payments related to these operating leases were $115,000 and $229,000, respectively. For the quarter and six months ended March 31, 2025, operating lease costs related to these operating leases were $112,000 and $224,000, respectively, and cash payments related to these operating leases were $112,000 and $193,000, respectively.
Other
information
concerning the Company’s operating leases accounted for under Accounting Standards Codification (“ASC”) 842 guidelines as of March 31, 2026 and September 30, 2025, is as follows:

	March 31, 2026	September 30, 2025
Operating lease ROU asset included in other long-term assets	$156,000	$339,000
Current operating lease liability	$156,000	$339,000
Weighted average remaining lease term (in years)	0.42	0.92
Weighted average discount rate used in calculating ROU asset	4.5%	4.5%
Future annual minimum lease payments as of March 31, 2026 are as follows:

Fiscal Year	Annual Lease Payments
2026	$158,000
Less interest	(2,000)

Present value of lease liabilities	$156,000

Note 10 – Segment Information
The Company has one
reporting segment, equipment for the highway construction industry. Based on evaluation of the criteria of ASC Topic 280,
Segment Reporting
, including the nature of products and services, the nature of the production processes, the type of customers and the methods used to distribute products and services, the Company determined that its operating segments meet the requirements for aggregation. The chief operating decision maker (“CODM”), who is the Company’s President and Chairman of the Board, measures financial performance as a single enterprise and allocates resources across the Company to maximize profitability, and not on a geographic, legal entity, or end market basis. The Company designs, manufactures and sells asphalt plants and pavers, combustion systems and fluid heat transfer systems, for the highway construction industry and environmental and petrochemical markets. The Company’s products are manufactured at three facilities in the United States. The Company also services and sells spare parts for its equipment.
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
As of March 31, 2026 and September 30, 2025, total long-term assets of $16,206,000 and $16,055,000, respectively, were attributed to the United States. Net revenue by geographic location for the quarters and six months ended March 31, 2026 and March 31, 2025 is as follows:

	Quarters Ended March 31,		Six Months Ended March 31,
	2026	2025	2026	2025
United States	$30,923,000	$33,816,000	$53,600,000	$63,807,000
Canada	2,328,000	4,304,000	3,138,000	5,695,000
All other foreign countries	548,000	84,000	638,000	118,000

Net revenue	$33,799,000	$38,204,000	$57,376,000	$69,620,000

Note 11 – Subsequent Events
The Company has evaluated subsequent events and transactions that occurred after the balance sheet date up to the date that the condensed consolidated financial statements were issued for potential recognition and disclosure. The Company did not identify any subsequent events that would have required adjustment to or disclosure in the condensed consolidated financial statements other than the event listed below.
Change in Control
Effective May 1, 2026 (the “Change in Control Date”), a change in control occurred. On such date, pursuant to multiple assignments, Marc G. Elliott, the Company’s President and Chairman of the Board, acquired a majority of the membership interests in E.J. Elliott, LLC, a Nevada limited liability company (the “LLC”), the sole general partner of E.J. Elliott Family Limited Partnership, a Nevada limited partnership (the “LP”), as reported in the Company’s 8-K filing on May 7, 2026
Departure of Certain Officers; Appointment of Certain Officers:
As previously disclosed on May 14, 2026, Eric Mellen, who served as Chief Financial Officer and Treasurer of the Company, provided notice of his decision to retire effective June 10, 2026. The Company has begun a search to consider candidates for the Chief Financial Officer role. In the interim, the Company has appointed Raymond Cole as the Company’s Interim Chief Financial Officer, effective June 1, 2026.

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

On November 15, 2021, President Biden signed into law a five-year, $1.2 trillion infrastructure bill, the Infrastructure Investment and Jobs Act (the “IIJA”), including $550 billion in new spending and reauthorization of $650 billion in previously allocated funds. The IIJA provides $110 billion for the nation’s highways, bridges and roads. The IIJA is scheduled to expire on September 30, 2026. If Congress does not reauthorize or fully fund the IIJA when it expires at the end of fiscal year 2026, demand for our products could decline.

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

In February 2026, the U.S. Supreme Court issued a ruling invalidating tariffs previously imposed under the International Emergency Economic Powers Act (“IEEPA”). As a result of this ruling, the U.S. Court of International Trade issued an order directing the U.S. Customs and Border Protection (“CBP”) agency to begin formalizing a process for refunds. The CBP launched an online portal that can be used to submit IEEPA tariff refund requests. The ultimate recoverability, timing and amount of any potential refunds of IEEPA tariffs remains uncertain and subject to further legal, regulatory and administrative developments. As of March 31, 2026, the Company has not recorded any potential impact associated with such refunds, but will continue to monitor these developments and their potential impact.

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

Concerns over inflation, geopolitical issues and global financial markets have led to increased economic instability and expectations of slower economic growth. Our business may be adversely affected by any such economic instability or unpredictability. Sanctions and disruptions to the global economy may lead to additional inflation and may disrupt the global supply chain and could have a material adverse effect on our ability to secure supplies. Prolonged periods of inflation would likely increase our costs in the form of higher wages, and increased cost of supplies and equipment necessary to operate our business. Additionally, conflicts and/or tensions involving Russia, Ukraine, Israel, Iran, the U.S., and various countries, may cause increased inflation in energy and logistics costs and could further cause general economic conditions in the U.S. or abroad to deteriorate. There is a risk that one or more of our suppliers could be negatively affected by global economic instability, which could adversely affect our ability to operate efficiently and timely complete our operational goals. As of the date of this Quarterly Report, the Company’s operations have not been significantly impacted.

Results of Operations

Quarter Ended March 31, 2026 versus March 31, 2025

Net revenue for the quarter ended March 31, 2026 was $33,799,000 compared with $38,204,000 net revenue for the quarter ended March 31, 2025. The decrease in net revenue was primarily due to lower contract equipment revenues recognized over time and associated freight revenue, which resulted from the timing of orders and shipments. As a percentage of net revenue, gross profit margins increased 200 basis points to 31.7% in the quarter ended March 31, 2026, compared to 29.7% in the quarter ended March 31, 2025.

Product engineering and development expenses decreased $52,000 to $629,000 for the quarter ended March 31, 2026, as compared to $681,000 for the quarter ended March 31, 2025 primarily due to lower headcount. Selling, general and administrative (“SG&A”) expenses increased $1,651,000 to $5,843,000 for the quarter ended March 31, 2026, compared to $4,192,000 for the quarter ended March 31, 2025 due to higher trade show expenses. In the quarter ended March 31, 2026 Gencor incurred trade show expenses of $3,525,000 compared with $345,000 in the quarter ended March 31, 2025.

Operating income decreased 34.6%, or $2,244,000, from $6,480,000 for the quarter ended March 31, 2025 compared with $4,236,000 for the quarter ended March 31, 2026, due to higher trade show expenses. Operating margin was 12.5% for the quarter ended March 31, 2026 compared with 17.0% for the quarter ended March 31, 2025.

For the quarter ended March 31, 2026, the Company had net other income of $937,000, compared to $1,756,000 for the quarter ended March 31, 2025. Interest and dividend income, net of fees, was $1,111,000 in the quarter ended March 31, 2026, compared to $1,158,000 in the quarter ended March 31, 2025. The net realized and unrealized losses on marketable securities were $174,000 for the quarter ended March 31, 2026, compared to net realized and unrealized gains of $598,000 for the quarter ended March 31, 2025. The decline in net realized and unrealized gains was due to slightly higher interest rates on longer duration bonds that caused a decline in value.

The effective income tax rate for both the quarters ended March 31, 2026 and March 31, 2025 was 26% based on the expected annual effective income tax rate.

Net income for the quarter ended March 31, 2026 decreased $2,252,000 or 37.0% to $3,843,000, or $0.26 basic and diluted net income per common share, from $6,095,000, or $0.42 basic and diluted net income per common share, for the quarter ended March 31, 2025. The lower net income resulted primarily from the higher trade show expenses, lower net revenues and net non-operating income, partially offset by improved gross margins.

Six Months Ended March 31, 2026 versus March 31, 2025

Net revenue for the six months ended March 31, 2026 and 2025 was $57,376,000 and $69,620,000, respectively, a decrease of $12,244,000 or 17.6%. The decrease was primarily in contract equipment sales and was due primarily to uncertainty around replacement of the current Federal infrastructure spending bill which is scheduled to expire on September 30, 2026.

Gross profit margins increased to 30.4% for the six months ended March 31, 2026 from 28.8% for the six months ended March 31, 2025.

Product engineering and development expenses increased $30,000 to $1,387,000 for the six months ended March 31, 2026, compared to $1,357,000 for the six months ended March 31, 2025. SG&A expenses increased $1,179,000 to $8,739,000 for the six months ended March 31, 2026, compared to $7,560,000 the six months ended March 31, 2025, increased trade show expenses.

The Company had operating income of $7,337,000 for the six months ended March 31, 2026, compared to $11,104,000 for the six months ended March 31, 2025. The decrease in operating income was primarily due to higher trade show expenses, lower net revenue, partially offset by increased gross margins.

For the six months ended March 31, 2026, the Company had net other income of $2,487,000, compared to $2,290,000 for the six months ended March 31, 2025. Interest and dividend income, net of fees, was $2,288,000 for the six months ended March 31, 2026, as compared to $2,147,000 for the six months ended March 31, 2025. The increase in interest and dividend income, net of fees, for the six months ended March 31, 2026, was primarily due to higher rates earned on fixed income investments and higher cash balances. Net realized and unrealized gains on marketable securities were $199,000 for the six months ended March 31, 2026, compared to $143,000 for the six months ended March 31, 2025.

The effective income tax rate for both the six month periods ended March 31, 2026 and March 31, 2025 was 26% based on the expected annual effective income tax rate. Net income for the six months ended March 31, 2026 was $7,285,000, or $0.50 basic and diluted net income per common share, compared to $9,912,000, or $0.68 basic and diluted net income per common share for the six months ended March 31, 2025. The lower net income and earnings per share resulted primarily from higher trade show expenses and lower net revenue.

Liquidity and Capital Resources

The Company generates capital resources through operations and returns on its investments. We believe these sources of capital will satisfy our liquidity needs in both the short and long term.

The Company had no long-term or short-term debt outstanding at March 31, 2026 or September 30, 2025. In April 2020, a financial institution issued an irrevocable standby letter of credit (“letter of credit”) on behalf of the Company for the benefit of one of the Company’s insurance carriers. The maximum amount that can be drawn by the beneficiary under the letter of credit is $150,000. The letter of credit expires in March 2027, unless terminated earlier, and can be extended, as provided by the agreement. The Company intends to renew the letter of credit for as long as the Company does business with the beneficiary insurance carrier. The letter is collateralized by restricted cash of the same amount on any outstanding drawings. To date, no amounts have been drawn under the letter of credit.

As of March 31, 2026, the Company had $43,464,000 in cash and cash equivalents, and $111,670,000 in marketable securities, including $5,849,000 in equities, $28,960,000 in corporate bonds, $12,137,000 in exchange-traded funds, $4,150,000 in mutual funds, $54,636,000 in government securities, and $5,938,000 in cash and money funds. The marketable securities are invested through a professional investment management firm. These securities may be liquidated at any time into cash and cash equivalents.

The Company’s backlog was $60.5 million at March 31, 2026 compared to $27.8 million at March 31, 2025. The Company’s net working capital (defined as current assets less current liabilities) was $205.2 million at March 31, 2026 and $197.7 million at September 30, 2025. Cash flows provided by operating activities during the six months ended March 31, 2026 was $18,029,000. Contract assets decreased $4,656,000 and contract liabilities increased $1,233,000 with the timing of inventory build, customer payments and percentage of completion recognition on plant sales where revenue is recognized over time. Marketable securities increased $1,956,000 due to net unrealized losses of $340,000, and net realized gains and interest earned on corporate bonds and U.S. treasuries of $2,296,000. Inventories decreased $2,432,000 due to paver sales and the completion and shipment on contract orders. Prepaid expenses increased $1,768,000 reflecting prepayments of insurance premiums to be amortized over fiscal 2026 and prepaid income taxes. Accounts payable increased $2,992,000 reflecting primarily open payables related to the March 2026 ConExpo Con/Agg trade show and the timing of purchase order receipts. Customer deposits increased $3,216,000 reflecting progress payments on contract equipment sales where revenues are recognized at a point in time that have not yet shipped as well as initial deposits on contract equipment sales where revenues are recognized overtime but manufacturing is yet to begin.

Cash flows used in investing activities for the six months ended March 31, 2026 of $1,152,000 were related to capital expenditures, primarily for building additions and improvements, and capital equipment.

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

Critical Accounting Policies, Estimates and Assumptions

The Company believes the following discussion addresses its most critical accounting policies, which are those that are most important to the portrayal of the financial condition and results of operations and require management’s most difficult, subjective, or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain. Accounting policies, in addition to the critical accounting policies referenced below, are presented in Note 1 to the Company’s consolidated financial statements included in the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2025, “Nature of Operations and Summary of Significant Accounting Policies.” There were no material changes to the accounting policies during the six months ended March 31, 2026.

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

Contract assets (excluding accounts receivable) under contracts with customers represent revenue recognized in excess of amounts billed on equipment sales recognized over time. These contract assets were $7,552,000 and $12,208,000 at March 31, 2026 and September 30, 2025, respectively, and are included in current assets on the Company’s condensed consolidated balance sheets. Contract liabilities (excluding customer deposits) under contracts with customers represent amounts billed in excess of revenue recognized on equipment sales recognized over time. These contract liabilities were $1,233,000 and zero at March 31, 2026 and September 30, 2025, respectively, and are included in current liabilities on the Company’s condensed consolidated balance sheets. The Company anticipates that all of the contract assets at March 31, 2026, will be billed and collected within one year.

Revenues from all other contracts for the design and manufacture of equipment, for service and for parts sales, net of any discounts and return allowances, are recorded at a point in time when control of the goods or services has been transferred. Control of the goods or service typically transfers at time of shipment or upon completion of the service.

Payment for equipment under contract with customers is typically due prior to shipment. Payment for services under contract with customers is due as services are completed. Accounts receivable related to contracts with customers for equipment sales were $126,000 and $80,000 at March 31, 2026 and September 30, 2025, respectively.

Product warranty costs are estimated using historical experience and known issues and are charged to production costs as revenue is recognized.

Under certain contracts with customers, recognition of a portion of the consideration received may be deferred and recorded as a contract liability if the Company has to satisfy a future obligation, such as to provide installation assistance. There were no such contract liabilities at March 31, 2026 and September 30, 2025. Customer deposits related to contracts with customers were $7,105,000 and $3,889,000 at March 31, 2026 and September 30, 2025, respectively, and are included in current liabilities on the Company’s condensed consolidated balance sheets.

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

Long-Lived Asset Impairment

Property and equipment and intangible assets subject to amortization are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset (or asset group) may not be recoverable. An impairment loss would be recognized when the carrying amount of an asset exceeds the estimated undiscounted cash flows expected to result from the use of the asset and its eventual disposition. The amount of the impairment loss to be recorded is calculated by the excess over its fair value of the asset’s carrying value. Fair value is generally determined using a discounted cash flow analysis. There were no impairment losses in the six months ended March 31, 2026 and March 31, 2025.

Off-Balance Sheet Arrangements

None.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Not applicable.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Company’s President and Chairman of the Board (Principal Executive Officer) and Chief Financial Officer (Principal Financial and Accounting Officer) evaluated the effectiveness of the design and operation of the Company’s “disclosure controls and procedures” (as defined in Rule 13a-15(e) under the Exchange Act) pursuant to Exchange Act Rule 13a-15(b) as of the end of the period covered by this Quarterly Report (March 31, 2026). Based upon that evaluation, the President and the Chief Financial Officer concluded that, as of the end of the period covered by this Quarterly Report, the Company’s disclosure controls and procedures were not effective at the reasonable assurance level solely as a result of the material weaknesses management identified in our internal control over financial reporting, as described in our Annual Report on Form 10-K for the year ended September 30, 2025.

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

Material Weaknesses in Internal Control over Financial Reporting

As previously reported in our Annual Report on Form 10-K for the year ended September 30, 2025, management identified the following material weaknesses in internal control over financial reporting as of September 30, 2025, which were not remediated as of March 31, 2026:

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

To address the material weaknesses described above, the Company has implemented new and enhanced controls designed to ensure that access to information technology applications and data are adequately restricted to appropriate personnel, ensure segregation of duties, and appropriately monitor the activities of the individuals with access to modify data. We believe the actions described above will be sufficient to remediate the identified material weaknesses and strengthen our internal control over financial reporting. However, the new and enhanced controls have not operated for a sufficient period of time to conclude that the material weaknesses have been remediated. Management and our Audit Committee will continue to monitor these specific remedial measures and the effectiveness of these controls on our overall control environment and will make any further changes management determines to be appropriate. We can provide no assurance as to when the remediation of these material weaknesses will be completed.

Changes in Internal Control over Financial Reporting

The Company’s management, including the President and Chief Financial Officer, has reviewed the Company’s internal control over financial reporting. Except for the changes in the internal controls designed to remediate material weaknesses and other changes as part of our plans to improve our internal controls over financial reporting as discussed above, there were no changes in the Company’s internal control over financial reporting during the three months ended March 31, 2026 that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting. However, as noted above, we will be continuing to implement changes to our internal control over financial reporting to address the material weaknesses described above.

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
During the six months ended March 31, 2026, there have been no material changes from the risk factors previously disclosed under Part I, Item 1A, “Risk Factors” in our Annual Report on Form
10-K,
for the year ended September 30, 2025.
Item 5. Other
Information
Rule
10b5-1
Plan Adoptions, Modifications and Terminations
During the three months ended March 31, 2026, none of the Company’s directors or officers adopted, modified or terminated a Rule
10b5-1
trading arrangement or a
non-Rule
10b5-1
trading arrangement (each as defined in Item 408 of Regulation
S-K
under the Exchange Act).

Item 6. Exhibits

Exhibit	Description

31.1	Certification of Principal Executive Officer Pursuant to Rule 13a – 14(a) of the Securities Exchange Act of 1934, as amended

31.2	Certification of Chief Financial Officer Pursuant to Rule 13a – 14(a) of the Securities Exchange Act of 1934, as amended

32	Certifications of Principal Executive Officer and Chief Financial Officer Pursuant to 18 U. S. C. Section 1350

101.1	Interactive Data File

101.INS	XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

101.SCH	XBRL Schema Document

101.CAL	XBRL Calculation Linkbase Document

101.DEF	XBRL Definition Linkbase Document

101.LAB	XBRL Label Linkbase Document

101.PRE	XBRL Presentation Linkbase Document

104	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2026, formatted in Inline XBRL (included in Exhibit 101)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

GENCOR INDUSTRIES, INC.

/s/ Marc G. Elliott
Marc G. Elliott
President and Chairman of the Board
(Principal Executive Officer)

June 12, 2026

/s/ Raymond Cole
Raymond Cole
Interim Chief Financial Officer
(Principal Financial and Accounting Officer)

June 12, 2026