Form 10-Q
period 2026-06-30
GENCOR INDUSTRIES INC
filed 2026-08-10
CIK 64472

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM
10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED
JUNE 30
, 2026
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
12b-2
of the Exchange Act). Yes ☐ No ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at August 7, 2026
Common stock, $.10 par value	12,338,845 shares
Class B stock, $.10 par value	2,318,857 shares

GENCOR INDUSTRIES, INC.

Introductory Note: Caution Concerning Forward-Looking Statements

This Quarterly Report on Form 10-Q (this “Quarterly Report”) and the Company’s other communications and statements may contain certain “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), including statements about the Company’s beliefs, plans, objectives, goals, expectations, estimates, projections and intentions. These statements are subject to significant risks and uncertainties and are subject to change based on various factors, many of which are beyond the Company’s control. The Company’s actual results may differ materially from those set forth in the Company’s forward-looking statements depending on a variety of important factors, including the financial condition of the Company’s customers, changes in the economic and competitive environments, and demand for the Company’s products. In addition, the impact of (i) the United States (“U.S.”) government’s tariff announcements, (ii) the ongoing conflicts and/or tensions involving Russia, Ukraine, Israel, Iran, and (iii) any actions taken by the U.S. or other countries in response to such tariff announcements, conflicts and/or tensions, could result in a disruption in our supply chain and higher costs of our products. The words “may,” “could,” “should,” “would,” “believe,” “anticipate,” “estimate,” “expect,” “intend,” “plan,” “target,” “goal,” and similar expressions are intended to identify forward-looking statements.

For information concerning these factors and related matters, see the following sections of the Company’s most recently issued Form 10-K for the year ended September 30, 2025: (a) Part I, Item 1A, “Risk Factors” and (b) Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations”. However, other factors besides those referenced could adversely affect the Company’s results of operations, and you should not consider any such list of factors to be a complete set of all potential risks or uncertainties. Any forward-looking statement made by the Company herein speaks as of the date of this Quarterly Report. The Company does not undertake to update any forward-looking statements, except as required by law.

Unless the context otherwise indicates, all references in this Quarterly Report to the “Company,” “Gencor,” “we,” “us,” or “our,” or similar words are to Gencor Industries, Inc. and its subsidiaries.

Part I. Financial Information
Item 1. Financial Statements
GENCOR INDUSTRIES, INC.
Condensed Consolidated Balance Sheets

ASSETS	June 30, 2026 (Unaudited)	September 30, 2025
Current assets:
Cash and cash equivalents	$26,258,000	$26,587,000
Marketable securities at fair value (cost of $136,069,000 at June 30, 2026 and $107,237,000 at September 30, 2025)	137,911,000	109,714,000
Accounts receivable, less allowance for credit losses of ($438,000 at June 30, 2026 and $434,000 at September 30, 2025)	2,795,000	3,130,000
Contract assets	6,397,000	12,208,000
Inventories, net	46,985,000	53,503,000
Prepaid expenses and other current assets	2,562,000	1,399,000

Total current assets	222,908,000	206,541,000

Property and equipment, net	11,220,000	11,079,000
Deferred income taxes	4,740,000	4,584,000
Other long-term assets	116,000	392,000

Total Assets	$238,984,000	$222,596,000

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$3,607,000	$1,842,000
Customer deposits	3,028,000	3,889,000
Contract liabilities	2,825,000	—
Accrued expenses	2,110,000	2,741,000
Current operating lease liabilities	63,000	339,000

Total current liabilities	11,633,000	8,811,000
Unrecognized tax benefits	2,582,000	1,983,000

Total liabilities	14,215,000	10,794,000

Commitments and contingencies
Shareholders’ equity:
Preferred stock, par value $.10 per share; 300,000 shares authorized; none issued	—	—
Common stock, par value $.10 per share; 15,000,000 shares authorized; 12,338,845 shares issued and outstanding at June 30, 2026 and September 30, 2025	1,234,000	1,234,000
Class B Stock, par value $.10 per share; 6,000,000 shares authorized; 2,318,857 shares issued and outstanding at June 30, 2026 and September 30, 2025	232,000	232,000
Capital in excess of par value	12,590,000	12,590,000
Retained earnings	210,713,000	197,746,000

Total shareholders’ equity	224,769,000	211,802,000

Total Liabilities and Shareholders’ Equity	$238,984,000	$222,596,000

See accompanying Notes to Condensed Consolidated Financial Statements.

GENCOR INDUSTRIES, INC.
Condensed Consolidated Income Statements
(Unaudited)

	For the Quarters Ended June 30,		For the Nine Months Ended June 30,
	2026	2025	2026	2025
Net revenue	$33,805,000	$26,986,000	$91,180,000	$96,606,000
Cost of goods sold	24,371,000	19,843,000	64,284,000	69,442,000

Gross profit	9,434,000	7,143,000	26,896,000	27,164,000
Operating expenses:
Product engineering and development	680,000	741,000	2,067,000	2,099,000
Selling, general and administrative	2,952,000	3,265,000	11,692,000	10,824,000

Total operating expenses	3,632,000	4,006,000	13,759,000	12,923,000

Operating income	5,802,000	3,137,000	13,137,000	14,241,000
Other income, net:
Interest and dividend income, net of fees	1,176,000	1,142,000	3,464,000	3,289,000
Net realized and unrealized gains on marketable securities	241,000	894,000	439,000	1,037,000

Total other income, net	1,417,000	2,036,000	3,903,000	4,326,000

Income before income tax expense	7,219,000	5,173,000	17,040,000	18,567,000
Income tax expense	1,536,000	1,345,000	4,075,000	4,827,000

Net income	$5,683,000	$3,828,000	$12,965,000	$13,740,000

Net income per common share – basic and diluted	$0.39	$0.26	$0.89	$0.94

See accompanying Notes to Condensed Consolidated Financial Statements

GENCOR INDUSTRIES, INC.
Condensed Consolidated Statements of Shareholders’ Equity
(Unaudited)

For the Quarters and Nine Months Ended June 30, 2026
	Common Stock		Class B Stock		Capital in Excess of	Retained	Total Shareholders’
	Shares	Amount	Shares	Amount	Par Value	Earnings	Equity
September 30, 2025	12,338,845	$1,234,000	2,318,857	$232,000	12,590,000	$197,746,000	$211,802,000
Net income	—	—	—	—	—	3,442,000	3,442,000

December 31, 2025	12,338,845	$1,234,000	2,318,857	$232,000	12,590,000	$201,188,000	$215,244,000
Net income	—	—	—	—	—	3,842,000	3,842,000

March 31, 2026	12,338,845	$1,234,000	2,318,857	$232,000	12,590,000	$205,030,000	$219,086,000
Net income	—	—	—	—	—	5,683,000	5,683,000

June 30, 2026	12,338,845	$1,234,000	2,318,857	$232,000	12,590,000	$210,713,000	$224,769,000

For the Quarters and Nine Months Ended June 30, 2025
	Common Stock		Class B Stock		Capital in Excess of	Retained	Total Shareholders’
	Shares	Amount	Shares	Amount	Par Value	Earnings	Equity
September 30, 2024	12,338,845	$1,234,000	2,318,857	$232,000	12,590,000	$182,085,000	$196,141,000
Net income	—	—	—	—		3,817,000	3,817,000

December 31, 2024	12,338,845	$1,234,000	2,318,857	$232,000	12,590,000	$185,902,000	$199,958,000
Net income	—	—	—	—		6,095,000	6,095,000

March 31, 2025	12,338,845	$1,234,000	2,318,857	$232,000	$12,590,000	$191,997,000	$206,053,000
Net income	—	—	—	—	—	3,828,000	3,828,000

June 30, 2025	12,338,845	$1,234,000	2,318,857	$232,000	$12,590,000	$195,825,000	$209,881,000

See accompanying Notes to Condensed Consolidated Financial Statements

GENCOR INDUSTRIES, INC.
Condensed Consolidated Statements of Cash Flows
For the Nine Months Ended June 30, 2026 and 2025
(Unaudited)

	2026	2025
Cash flows from operating activities:	$12,965,000	$13,740,000
Net income
Adjustments to reconcile net income to cash provided by operating activities:
Unrealized (gain) loss on marketable securities	264,000	(582,000)
Deferred income taxes	(156,000)	(274,000)
Unrecognized tax benefits	599,000	557,000
Depreciation and amortization	1,553,000	1,782,000
Provision for credit losses	45,000	—
Loss on disposal of fixed asset	6,000	—
Changes in operating assets and liabilities:
Accounts receivable	289,000	(1,177,000)
Contract assets	5,811,000	(2,887,000)
Marketable securities	(28,461,000)	(17,588,000)
Inventories	6,518,000	10,890,000
Prepaid expenses and other current assets	(1,162,000)	1,246,000
Accounts payable	1,765,000	538,000
Contract liabilities	2,825,000	—
Customer deposits	(861,000)	(2,591,000)
Accrued expenses	(631,000)	(311,000)

Total adjustments	(11,596,000)	(10,397,000)

Cash flows provided by operating activities	$1,369,000	$3,343,000

Cash flows from investing activities:
Capital expenditures	(1,698,000)	(951,000)

Cash flows used in investing activities	$(1,698,000)	$(951,000)

Net increase in cash and cash equivalents	(329,000)	2,392,000
Cash and cash equivalents at:
Beginning of period	26,587,000	25,482,000

End of period	$26,258,000	$27,874,000

Supplemental Cash Flow Information
Cash paid for income taxes, net	4,708,000	2,826,000
Supplemental Disclosures of Non-Cash Financing Activities
Right-of-use assets obtained in exchange for operating lease liabilities	—	$370,000
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
10-Q
and Article 10 of Regulation
S-X.
Accordingly, they do not include all of the information and notes required by generally accepted accounting principles (“GAAP”) for complete financial statements. In the opinion of management, all material adjustments (consisting of normal, recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the quarter and nine months ended June 30, 2026 are not necessarily indicative of the results that may be expected for the fiscal year ending September 30, 2026.
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
Recent Accounting Pronouncements
In December 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”)
2023-09,
Income Taxes (Topic 740): Improvements to Income Tax Disclosures
(“ASU
2023-09”),
to enhance transparency into income tax disclosures. The amendments require annual disclosure of certain information relating to the rate reconciliation, income taxes paid by jurisdiction, income (or loss) from continuing operations before income tax expense (or benefit) disaggregated between domestic and foreign, income tax expense (or benefit) from continuing operations disaggregated by federal (national), state, and foreign jurisdictions. The amendments also eliminate certain requirements relating to unrecognized tax benefits and certain deferred tax disclosure relating to subsidiaries and corporate joint ventures. ASU
2023-09
is effective for fiscal years beginning after December 15, 2024, and interim periods within fiscal years beginning after December 15, 2025. Early adoption is permitted. The Company is currently evaluating the impact of ASU
2023-09
on its condensed consolidated financial statements and related disclosures [NOTE].
In November 2024, the FASB issued ASU
2024-03,
Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures
(“ASU
2024-03”),
which requires entities to (i) disclose amounts of (a) purchases of inventory, (b) employee compensation, (c) depreciation, (d) intangible asset amortization, and, (e) depreciation, depletion, and amortization recognized as part of oil-and
gas-producing
activities, (ii) include certain amounts that are already required to be disclosed under current GAAP in the same disclosures as other disaggregation requirements, (iii) disclose a qualitative description of the amounts remaining in relevant expense captions that are not necessarily disaggregated quantitatively, and (iv) disclose the total amount of selling expenses, in annual reporting periods, and an entity’s definition of selling expense. ASU
2024-03
is effective for annual reporting periods beginning after December 15, 2026 and interim reporting periods beginning after December 15, 2027. Early adoption is permitted. The Company is currently evaluating the impact of ASU
2024-03
on its condensed consolidated financial statements and related disclosures and include any changes to the Company’s financial statements as of fiscal year end of September 30, 2026.
In December 2025, the FASB issued ASU
2025-11,
Interim Reporting
(Topic 270): Narrow-Scope Improvements (“ASU
2025-11”),
which is intended to improve the navigability of the guidance in Accounting Standards Codification (“ASC”) Topic 270,
Interim Reporting
(“ASC 270”), and clarify when it applies. Under the amendments, an entity is subject to ASC 270 if it provides interim financial statements and notes in accordance with GAAP. ASU
2025-11
also addresses the form and content of such financial statements, interim disclosures requirements, and establishes a principle under which an entity must disclose events since the end of the last annual reporting period that have a material impact on the entity. ASU
2025-11
is effective for interim reporting periods within annual reporting periods beginning after December 15, 2027. Early adoption is permitted. The Company is currently evaluating ASU
2025-11
to determine the impact it may have on its condensed consolidated financial statements.

No other accounting pronouncements recently issued or newly effective have had, or are expected to have, a material impact on the Company’s condensed consolidated financia
l statements.
Global, market and economic conditions may negatively impact our business, financial condition and share price
Concerns over inflation, geopolitical issues and global financial markets have led to increased economic instability and expectations of slower economic growth. Our business may be adversely affected by any such economic instability or unpredictability. Sanctions and disruptions to the global economy may lead to additional inflation and may disrupt the global supply chain and could have a material adverse effect on our ability to secure supplies. Prolonged periods of inflation would likely increase our costs in the form of higher wages, and increased cost of supplies and equipment necessary to operate our business. Additionally, conflicts and/or tensions involving Russia, Ukraine, Israel, and Iran, may cause increased inflation in energy and logistics costs and could further cause general economic conditions in the U.S. or abroad to deteriorate. There is a risk that one or more of our suppliers could be negatively affected by global economic instability, which could adversely affect our ability to operate efficiently and timely complete our operational goals. As of the date of this Quarterly Report, the Company’s operations have not been significantly impacted.
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

The following table sets forth, by level, within the fair value hierarchy, the Company’s marketable securities measured at fair value as of June 30, 2026:

	Fair Value Measurements
	Level 1	Level 2	Level 3	Total
Equities	$6,335,000	$—	$—	$6,335,000
Mutual funds	2,737,000	—	—	2,737,000
Exchange-Traded Funds	12,623,000	—	—	12,623,000
Corporate Bonds	—	28,723,000	—	28,723,000
Government Securities	86,480,000	—	—	86,480,000
Cash and Money Funds	1,013,000	—	—	1,013,000

Total	$109,188,000	$28,723,000	$—	$137,911,000

Net unrealized gains included in the condensed consolidated income statements for the quarter and nine months ended June 30, 2026 were $75,000 and $(264,000), respectively.
The following table sets forth by level, within the fair value hierarchy, the Company’s assets measured at fair value as of September 30, 2025:

	Fair Value Measurements
	Level 1	Level 2	Level 3	Total
Equities	$4,766,000	$—	$—	$4,766,000
Mutual funds	2,098,000	—	—	2,098,000
Exchange-Traded Funds	8,542,000	—	—	8,542,000
Corporate Bonds	—	31,587,000	—	31,587,000
Government Securities	62,462,000	—	—	62,462,000
Cash and Money Funds	259,000	—	—	259,000

Total	$78,127,000	$31,587,000	—	$109,714,000

Net unrealized gains (losses) included in the condensed consolidated income statements for the quarter and nine months ended June 30, 2025 were $808,000 and $582,000, respectively.
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

	June 30, 2026	September 30, 2025
Raw materials	$27,361,000	$28,010,000
Work in process	11,775,000	11,731,000
Finished goods	7,849,000	13,762,000

	$46,985,000	$53,503,000

Slow-moving and obsolete inventory allowances were $16,482,000 and $15,569,000 at June 30, 2026 and September 30, 2025, respectively. The increase in the slow-moving and obsolete inventory allowances of $913,000 from September 30, 2025, reflects primarily additional amounts charged to cost of goods sold to reduce the cost basis
of inventories consistent with the Company’s policy on allowances for slow-moving and obsolete inventory. During the nine months ended June 30, 2025, the slow-moving and obsolete inventory allowances increased $1,637,000.
Note 4 – Contract Assets and Liabilities
Contract assets reflect costs and estimated earnings in excess of billings on uncompleted contracts as of June 30, 2026 and September 30, 2025, and consist of the following:

	June 30, 2026	September 30, 2025
Costs incurred on uncompleted contracts	$8,106,000	$17,360,000
Estimated earnings	2,825,000	5,926,000

	10,931,000	23,286,000
Billings to date	4,534,000	11,078,000

Contract assets	$6,397,000	$12,208,000

Contract liabilities reflect billings in excess of costs and estimated earnings on uncompleted contracts as of June 30, 2026, and consist of the following:

June 30, 2026
Costs incurred on uncompleted contracts	$11,361,000
Estimated earnings	4,563,000

15,924,000
Billings to date	18,749,000

Contract liabilities	$(2,825,000)

Note 5 – Net Income per Common Share Data
The condensed consolidated financial statements include basic and diluted net income per common share information. The following table sets forth the computation of basic and diluted net income per common share for the quarters and nine months ended June 30, 2026 and 2025:

	Quarter Ended June 30,		Nine Months Ended June 30,
	2026	2025	2026	2025
Net Income	$5,683,000	$3,828,000	$12,965,000	$13,740,000
Weighted Average Common Shares Outstanding – basic and diluted	14,658,000	14,658,000	14,658,000	14,658,000

Net income per common share – basic and diluted	$0.39	$0.26	$0.89	$0.94

Basic net income per common share is based on the weighted-average number of shares outstanding. Diluted net income per common share is based on the sum of the weighted-average number of shares outstanding plus common stock equivalents. The weighted-average number of shares outstanding includes both common stock and Class B common stock. There were no equity compensation plans and arrangements previously approved by security holders as of June 30, 2026 and 2025 and thus no common stock equivalents
as of June 30, 2026 and 2025.
Note 6 – Customers with 10% (or greater) of Net Revenues
During the quarter ended June 30, 2026, one customer accounted for 17.2% of net revenues, and a second customer accounted for 13.4% of net revenues. During the nine months ended June 30, 2026, no customer accounted for 10.0% or more of net revenues.
During the quarter ended June 30, 2025, one customer accounted for 17.7% of net revenues. During the nine months ended June 30, 2025, a different customer accounted for 11.2% of net revenues.
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
Deferred tax assets and liabilities are measured using the rates expected to apply to taxable income in the years in which the temporary differences are expected to reverse and the credits are expected to be used. The effect on deferred tax assets and liabilities of the change in tax rates is recognized in income in the period that includes the enactment date. All available evidence, both positive and negative, is considered to determine whether, based on the weight of that evidence, the Company is more likely than not to realize the benefit of a deferred tax asset and whether a valuation allowance is needed for some portion or all of a deferred tax asset. No such valuation allowances were recorded as of June 30, 2026 and September 30, 2025.
Significant judgment is required in evaluating the Company’s uncertain tax position and determining the Company’s provision for income taxes. Although the Company believes the reserves for unrecognized tax benefits (“UTBs”) are reasonable, no assurance can be given that the final outcome of these matters will not be different from that which is reflected in the Company’s historical income tax provision and accruals. The Company adjusts these reserves in light of changing facts and circumstances. As of June 30, 2026 and September 30, 2025, the Company had UTBs of $2,582,000 and $1,983,000, respectively.
The Company’s income tax provision is based on management’s estimate of the effective tax rate for the full year. The tax provision in any period will be affected by, among other things, permanent, as well as temporary differences in the deductibility of certain items, in addition to changes in tax legislation. As a result, the Company may experience significant fluctuations in the effective book tax rate (that is, its tax expense divided by pre-tax
book income) from period to period. The Company’s effective tax rates for the quarters and nine months ended June 30, 2026 and June 30, 2025 reflect income tax rates under the Tax Cuts and Jobs Act of 2017 which was signed into law on December 22, 2017.
On July 4, 2025, the One Big Beautiful Bill Act (“OBBBA”) was enacted into law. The OBBBA makes permanent key elements of the Tax Cuts and Jobs Act, including 100% bonus depreciation, domestic research cost expensing and the business interest expense limitation. The legislation has multiple effective dates, with certain provisions effective in 2025 and others implemented after. The legislation did not have a material impact on our fiscal 2025 effective tax rate or consolidated financial statements and is not expected to have a material impact in fiscal 2026. The Company will continue to review the OBBBA tax provisions and assess the impacts to the condensed consolidated financial statements.

Note 8 – Revenue Recognition and Related Costs
The Company recognizes revenue under ASU
2014-09,
Revenue from Contracts with Customers
(Topic 606). The following table disaggregates the Company’s net revenue by major source for the quarters and nine months ended June 30, 2026 and 2025:

	Quarter Ended June 30,		Nine Months Ended June 30,
	2026	2025	2026	2025
Equipment sales recognized over time	19,436,000	$10,420,000	39,322,000	$41,367,000
Equipment sales recognized at a point in time	7,771,000	8,583,000	26,607,000	28,292,000
Parts and component sales	5,184,000	6,109,000	20,333,000	21,134,000
Freight revenue	1,260,000	1,652,000	4,197,000	4,986,000
Other	154,000	222,000	721,000	827,000

Net revenue	33,805,000	$26,986,000	91,180,000	$96,606,000

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
Contract assets (excluding accounts receivable) under contracts with customers represent revenue recognized in excess of amounts billed on equipment sales recognized over time. These contract assets were $6,397,000 and $12,208,000 at June 30, 2026 and September 30, 2025, respectively, and are included in current assets on the Company’s condensed consolidated balance sheets. Contract liabilities (excluding customer deposits) under contracts with customers represent amounts billed in excess of revenue recognized on equipment sales recognized over time. These contract liabilities were $2,825,000 at June 30, 2026, and there were no contract liabilities at September 30, 2025, respectively, and are included in current liabilities on the Company’s condensed consolidated balance sheets. The Company anticipates that all of the contract assets at June 30, 2026, will be billed and collected within one year.
Revenues from all other contracts for the design and manufacture of equipment, for service and for parts sales, net of any discounts and return allowances, are recorded at a point in time when control of the goods or services has been transferred. Control of the goods or service typically transfers at time of shipment or upon completion of the service.
Payment for equipment under contract with customers is typically due prior to shipment. Payment for services under contract with customers is due as services are completed. Accounts receivable related to contracts with customers for equipment sales were $92,000 and $80,000 at June 30, 2026 and September 30, 2025, respectively.
Product warranty costs are estimated using historical experience and known issues and are charged to production costs as revenue is recognized.
Under certain contracts with customers, recognition of a portion of the consideration received may be deferred and recorded as a contract liability if the Company has to satisfy a future obligation. Contract liabilities at June 30, 2026 were $2,825,000, and there were no contract liabilities at September 30, 2025. Customer deposits related to contracts with customers were $3,028,000 and $3,889,000 at June 30, 2026 and September 30, 2025, respectively, and are included in current liabilities on the Company’s condensed consolidated balance sheets.
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
Changes in the allowance for credit losses for the nine months ended June 30, 2026 and June 30, 2025 consisted of the following:

	Quarter Ended June 30,		Nine Months Ended June 30,
	2026	2025	2026	2025
Balance, beginning of period	$529,000	$498,000	$434,000	$390,000
Provision for credit losses	0	0	45,000	0
Provision for estimated returns and allowances	100,000	120,000	280,000	395,000
Uncollectible accounts written off				(12,000)
Returns and allowances issued	(191,000)	(138,000)	(321,000)	(293,000)

Balance, end of period	438,000	480,000	438,000	480,000

Note 9 – Leases
The Company leases certain equipment under
non-cancelable
operating leases. Future minimum rental payments under these leases at June 30, 2026 were immaterial.
On August 28, 2020, the Company entered into a three-year lease for property related to manufacturing and warehousing. The lease term was for the period beginning on September 1, 2020 through August 31, 2023. In accordance with ASU
2016-02,
Leases (Topic 842),
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
For the quarter and nine months ended June 30, 2026, operating lease costs and cash payments related to these operating leases were $115,000 and $338,000, respectively. For the quarter and nine months ended June 30, 2025, operating lease costs related to these operating leases were $112,000 and $305,000, respectively, and cash payments related to these operating leases were $112,000 and $336,000, respectively.

Other information concerning the Company’s operating leases accounted for under ASC Topic 842, Leases guidelines as of June 30, 2026 and September 30, 2025, is as follows:

	June 30, 2026	September 30, 2025
Operating lease ROU asset included in other long-term assets	63,000	339,000
Current operating lease liability	63,000	339,000
Weighted average remaining lease term (in years)	0.17	0.92
Weighted average discount rate used in calculating ROU asset	4.5%	4.5%
Future annual minimum lease payments as of June 30, 2026 are as follows:

Fiscal Year	Annual Lease Payments
2026	63,000
Less interest	0

Present value of lease liabilities	63,000

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
As of June 30, 2026 and September 30, 2025, total long-term assets of $16,076,000 and $16,055,000, respectively, were attributed to the United States. Net revenue by geographic location for the quarters and nine months ended June 30, 2026 and June 30, 2025 is as follows:

	Quarters Ended June 30,		Nine Months Ended June 30,
	2026	2025	2026	2025
United States	31,557,000	21,499,000	85,157,000	85,306,000
Canada	1,802,000	5,478,000	4,940,000	11,173,000
All other foreign countries	446,000	9,000	1,083,000	127,000

Net revenue	33,805,000	26,986,000	91,180,000	96,606,000

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

Overview

Gencor Industries is a leading manufacturer of heavy machinery used in the production of highway construction equipment and materials and environmental control equipment. The Company’s core products include hot mix asphalt plants, combustion systems, fluid heat transfer systems, and asphalt pavers. The Company’s products are manufactured at three facilities in the United States.

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

The Company manufactures equipment domestically with a fraction of sales exported to neighboring countries. The current U.S. Presidential administration has implemented tariffs on certain countries where the Company has sales. Also, some of the parts the Company procures are sourced from countries subject to the recent tariffs. It is not known whether any additional costs will be passed onto customers. If the Company cannot pass additional costs onto customers, then this could negatively affect revenues, cash flows, and financial position.

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

Concerns over inflation, geopolitical issues and global financial markets have led to increased economic instability and expectations of slower economic growth. The Company may be adversely affected by any such economic instability or unpredictability. Sanctions and disruptions to the global economy may lead to additional inflation and may disrupt the global supply chain and could have a material adverse effect on our ability to secure supplies. Prolonged periods of inflation would likely increase our costs in the form of higher wages, and increased cost of supplies and equipment necessary to operate our business. Additionally, conflicts and/or tensions involving Russia, Ukraine, Israel, Iran, the U.S., Greenland, and various other countries in South America, Europe and the Middle East, may cause increased inflation in energy and logistics costs and could further cause general economic conditions in the U.S. or abroad to deteriorate. There is a risk that one or more of our suppliers could be negatively affected by global economic instability, which could adversely affect our ability to operate efficiently and timely complete our operational goals. As of the date of this Quarterly Report, the Company’s operations have not been significantly impacted.

Results of Operations

Quarter Ended June 30, 2026 versus June 30, 2025

Net revenue for the quarter ended June 30, 2026 was $33,805,000 compared with $26,986,000 net revenue for the quarter ended June 30, 2025. The increase in net revenue was primarily due to an increase in contract equipment revenues recognized over time and associated freight revenue.

As a percent of net revenue, gross profit margins increased 140 basis points to 27.9% in the quarter ended June 30, 2026, compared to 26.5% in the quarter ended June 30, 2025.

Product engineering and development expenses decreased $61,000 to $680,000 for the quarter ended June 30, 2026, as compared to $741,000 for the quarter ended June 30, 2025 due to lower headcount. Selling, general and administrative (“SG&A”) expenses decreased $313,000 to $2,952,000 for the quarter ended June 30, 2026, compared to $3,265,000 for the quarter ended June 30, 2025 primarily due to reduced professional services expenses.

Operating income increased 85.0%, or $2,665,000, from $3,137,000 for the quarter ended June 30, 2025 to $5,802,000 for the quarter ended June 30, 2026, primarily due to higher gross profits and lower SG&A expenses. Operating margin was 17.2% for the quarter ended June 30, 2026 compared with 11.6% for the quarter ended June 30, 2025.

For the quarter ended June 30, 2026, the Company had net other income of $1,416,000, compared to $2,036,000 for the quarter ended June 30, 2025. Interest and dividend income, net of fees, was $1,176,000 in the quarter ended June 30, 2026 as compared to $1,142,000 in the quarter ended June 30, 2025. The net realized and unrealized gains on marketable securities were $241,000 for the quarter ended June 30, 2026, compared to net realized and unrealized gains of $894,000 for the quarter ended June 30, 2025. The decline in net realized and unrealized gains was due to slightly higher interest rates.

The Company’s effective income tax rate was reduced to 21% for the quarter ended June 30, 2026, based on an expected annual effective income tax rate of 24%, compared to prior income tax rate of 26% for the quarter ended June 30, 2025,

Net income for the quarter ended June 30, 2026 increased $1,855,000, or 48.5%, to $5,683,000, or $0.39 basic and diluted net income per common share, from $3,828,000, or $0.26 basic and diluted net income per common share, for the quarter ended June 30, 2025. The higher net income resulted primarily from the impact of higher net revenues, improved margins and lower SG&A expenses, offset by lower net non-operating income.

Nine Months Ended June 30, 2026 versus June 30, 2025

Net revenue for the nine months ended June 30, 2026 and 2025 were $91,180,000 and $96,606,000, respectively. The decrease of $5,426,000, or 5.6%, was primarily due to delayed timing of orders in the quarters ended December 31, 2025 and March 31, 2026.

As a percentage of net revenue, gross profit margins increased to 29.5% for the nine months ended June 30, 2026 from 28.1% for the nine months ended June 30, 2025.

Product engineering and development expenses decreased $32,000 to $2,067,000 for the nine months ended June 30, 2026, compared to $2,099,000 for the nine months ended June 30, 2025. SG&A expenses increased $868,000 to $11,692,000 for the nine months ended June 30, 2026, compared to $10,824,000 the nine months ended June 30, 2025, primarily due to higher trade show expenses incurred during the quarter ended March 31, 2026, as previously disclosed, partially offset by a decrease in professional fees.

The Company had operating income of $13,137,000 for the nine months ended June 30, 2026, compared to $14,241,000 for the nine months ended June 30, 2025. The decrease in operating income was due to lower net revenue in the quarters ended December 31, 2025 and March 31, 2026, respectively and higher SG&A expenses in the quarter ended March 31, 2026, primarily due to higher trade show expenses.

For the nine months ended June 30, 2026, the Company had net other income of $3,903,000 compared to $4,326,000 for the nine months ended June 30, 2025. Interest and dividend income, net of fees, was $3,464,000 for the nine months ended June 30, 2026, as compared to $3,289,000 for the nine months ended June 30, 2025. The increase in interest and dividend income, net of fees, for the nine months ended June 30, 2026, was primarily due to higher rates earned on fixed income investments and higher cash balances. Net realized and unrealized gains on marketable securities were $439,000 for the nine months ended June 30, 2026, compared to $1,037,000 for the nine months ended June 30, 2025.

The Company’s effective income tax rate was reduced to 24% for the quarter ended June 30, 2026, based on an expected annual effective income tax rate of 24%, compared to the prior income tax rate of 26% for the nine months ended June 30, 2025.

Net income for the nine months ended June 30, 2026 was $12,965,000, or $0.89 basic and diluted net income per common share, compared to $13,740,000, or $0.94 basic and diluted net income per common share for the nine months ended June 30, 2025. The lower net income and earnings per share resulted primarily from the impact of reduced net revenue in the quarters ended December 31, 2025 and March 31, 2026, respectively.

Liquidity and Capital Resources

The Company generates capital resources through operations and returns on its investments, and we believe these sources of capital will satisfy our liquidity needs in both the short and long term.

The Company had no long-term or short-term debt outstanding at June 30, 2026 or September 30, 2025. In April 2020, a financial institution issued an irrevocable standby letter of credit (“letter of credit”) on behalf of the Company for the benefit of one of the Company’s insurance carriers. The maximum amount that can be drawn by the beneficiary under the letter of credit is $150,000. The letter of credit expires in March 2027, unless terminated earlier, and can be extended, as provided by the agreement. The Company intends to renew the letter of credit for as long as the Company does business with the beneficiary insurance carrier. The letter is collateralized by restricted cash of the same amount on any outstanding drawings. To date, no amounts have been drawn under the letter of credit.

As of June 30, 2026, the Company had $26,258,000 in cash and cash equivalents, and $137,911,000 in marketable securities, including $6,335,000 in equities, $28,723,000 in corporate bonds, $12,623,000 in exchange-traded funds, $2,737,000 in mutual funds, $86,480,000 in government securities, and $1,013,000 in cash and money funds. The marketable securities are invested through a professional investment management firm. These securities may be liquidated at any time into cash and cash equivalents.

The Company’s backlog was $79.2 million at June 30, 2026 compared to $26.2 million at June 30, 2025. The Company’s net working capital (defined as current assets less current liabilities) was $211.3 million at June 30, 2026 and $197.7 million at September 30, 2025. Cash flows provided by operating activities during the nine months ended June 30, 2026 were $1,369,000. Contract assets decreased $5,811,000 and contract liabilities increased $2,825,000 with the timing of inventory build, customer payments and percentage of completion recognition on plant sales where revenue is recognized over time. Marketable securities increased $28,197,000 due to a $25,000,000 transfer from operating cash to investments. Inventories decreased $6,518,000 during the nine months ended June 30, 2026, due to paver sales and the completion and shipment on several large contract orders where revenue is recognized at a point in time. Prepaid expenses increased $1,162,000 reflecting prepayments of insurance premiums to be amortized over fiscal 2026 and prepaid income taxes. Accounts payable increased $1,765,000 due to the timing of purchase order receipts. Customer deposits decreased $861,000 reflecting down payments and final payments on contract jobs that shipped complete during the nine months ended June 30, 2026.

Cash flows used in investing activities for the nine months ended June 30, 2026 of $1,698,000 were related to capital expenditures, primarily for building additions and improvements, and capital equipment.

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

Critical Accounting Policies, Estimates and Assumptions

The Company believes the following discussion addresses its most critical accounting policies, which are those that are most important to the portrayal of the financial condition and results of operations and require management’s most difficult, subjective, or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain. Accounting policies, in addition to the critical accounting policies referenced below, are presented in Note 1 to the Company’s consolidated financial statements included in the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2025, “Nature of Operations and Summary of Significant Accounting Policies.” There were no material changes to the accounting policies during the nine months ended June 30, 2026.

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

Contract assets (excluding accounts receivable) under contracts with customers represent revenue recognized in excess of amounts billed on equipment sales recognized over time. These contract assets were $6,397,000 and $12,208,000 at June 30, 2026 and September 30, 2025, respectively, and are included in current assets on the Company’s condensed consolidated balance sheets. Contract liabilities (excluding customer deposits) under contracts with customers represent amounts billed in excess of revenue recognized on equipment sales recognized over time. These contract liabilities were $2,825,000 at June 30, 2026, and there were no contract liabilities at September 30, 2025. Contract liabilities are included in current liabilities on the Company’s condensed consolidated balance sheets. Customer deposits related to contracts with customers were $3,028,000 and $3,889,000 at June 30, 2026 and September 30, 2025, respectively, and are included in current liabilities on the Company’s condensed consolidated balance sheets.

Revenues from all other contracts for the design and manufacture of equipment, for service and for parts sales, net of any discounts and return allowances, are recorded at a point in time when control of the goods or services has been transferred. Control of the goods or service typically transfers at time of shipment or upon completion of the service.

Payment for equipment under contract with customers is typically due prior to shipment. Payment for services under contract with customers is due as services are completed. Accounts receivable related to contracts with customers for equipment sales were $92,000 and $80,000 at June 30, 2026 and September 30, 2025, respectively.

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

Long-Lived Asset Impairment

Property and equipment and intangible assets subject to amortization are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset (or asset group) may not be recoverable. An impairment loss would be recognized when the carrying amount of an asset exceeds the estimated undiscounted cash flows expected to result from the use of the asset and its eventual disposition. The amount of the impairment loss to be recorded is calculated by the excess over its fair value of the asset’s carrying value. Fair value is generally determined using a discounted cash flow analysis. There were no impairment losses in the nine months ended June 30, 2026 and June 30, 2025.

Off-Balance Sheet Arrangements

None.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Not applicable.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Company’s President and Chairman of the Board (Principal Executive Officer) and Chief Financial Officer (Principal Financial and Accounting Officer) evaluated the effectiveness of the design and operation of the Company’s “disclosure controls and procedures” (as defined in Rule 13a-15(e) under the Exchange Act) pursuant to Exchange Act Rule 13a-15(b) as of the end of the period covered by this Quarterly Report (June 30, 2026). Based upon that evaluation, the President and the Chief Financial Officer concluded that, as of the end of the period covered by this Quarterly Report, the Company’s disclosure controls and procedures were not effective at the reasonable assurance level solely as a result of the material weaknesses management identified in our internal control over financial reporting, as described in our Annual Report on Form 10-K for the year ended September 30, 2025.

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

Material Weaknesses in Internal Control over Financial Reporting

As previously reported in the Annual Report on Form 10-K for the year ended September 30, 2025, management identified the following material weaknesses in internal control over financial reporting as of September 30, 2025, which were not remediated as of June 30, 2026:

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

Management’s Plan of Remediation of Material Weaknesses

Management, with oversight by the Audit Committee, will continue to monitor potential control weaknesses and implement remediation efforts to address ongoing material weaknesses described above and improve our internal control over financial reporting.

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

Management and the Audit Committee will monitor these specific remedial measures and the effectiveness of our overall control environment. The identified material weaknesses in internal control over financial reporting will only be considered remediated when the relevant controls have operated effectively for a sufficient period of time for management to conclude that they have been remediated. The Company can provide no assurance as to when the remediation of these material weaknesses will be completed.

Changes in Internal Control over Financial Reporting

The Company’s management, including the President and Chief Financial Officer, has reviewed the Company’s internal control over financial reporting. Except for the changes in the internal controls to remediate material weaknesses and other changes as part of our plans to improve our internal controls over financial reporting as discussed above, there were no changes in the Company’s internal control over financial reporting during the quarter ended June 30, 2026 that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting. However, as noted above where needed, the Company will be continuing to implement changes to our internal control over financial reporting to address the material weaknesses described above.

Part II. Other Information
Item 1. Legal Proceedings
From time to time the Company is engaged in legal proceedings in the ordinary course of business. The Company does not believe any current legal proceedings are material to the business.
Item 1A. Risk Factors
The business, operations, and financial condition are subject to various risks and uncertainties. The risk factors described in Part I, Item 1A, “Risk Factors” contained in the Annual Report on Form
10-K
for the year ended September 30, 2025, as filed with the Securities and Exchange Commission (the “SEC”) on December 9, 2025, should be carefully considered, together with the other information contained or incorporated by reference in this Quarterly Report on Form
10-Q
and in other filings filed with the SEC in connection with evaluating the Company, the business, and forward-looking statements contained in this Quarterly Report on Form
10-Q.
During the nine months ended June 30, 2026, there have been no material changes from the risk factors previously disclosed under Part I, Item 1A, “Risk Factors” in our Annual Report on Form
10-K,
for the year ended September 30, 2025.
Item 5. Other Information
Rule
10b5-1
Plan Adoptions, Modifications and Terminations
During the nine months ended June 30, 2026, none of the Company’s directors or officers adopted, modified or terminated a Rule
10b5-1
trading arrangement or a
non-Rule
10b5-1
trading arrangement (each as defined in Item 408 of Regulation
S-K
under the Exchange Act).

Item 6. Exhibits

Exhibit	Description

31.1	Certification of Principal Executive Officer Pursuant to Rule 13a – 14(a) of the Securities Exchange Act of 1934, as amended

31.2	Certification of Chief Financial Officer Pursuant to Rule 13a – 14(a) of the Securities Exchange Act of 1934, as amended

32	Certifications of Principal Executive Officer and Chief Financial Officer Pursuant to 18 U. S. C. Section 1350

101.1	Interactive Data File

101.INS	XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

101.SCH	XBRL Schema Document

101.CAL	XBRL Calculation Linkbase Document

101.DEF	XBRL Definition Linkbase Document

101.LAB	XBRL Label Linkbase Document

101.PRE	XBRL Presentation Linkbase Document

104	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2026, formatted in Inline XBRL (included in Exhibit 101)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

GENCOR INDUSTRIES, INC.

/s/ Marc G. Elliott
Marc G. Elliott
President and Chairman of the Board
(Principal Executive Officer)

August 10, 2026

/s/ Raymond C. Cole
Raymond C. Cole
Interim Chief Financial Officer
(Principal Financial and Accounting Officer)

August 10, 2026